Form 10-K405
period 1996-12-31
GENESIS ENERGY LP
filed 1997-03-28
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12295

                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                       76-0513049
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

      500 Dallas, Suite 3200, Houston, Texas        77002
     (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:  (713) 646-1200

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
           Title of Each Class               on Which Registered
           -------------------               --------------------
               Common Units                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No
                                      -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                   ----------

Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 14, 1997, was approximately $184.4 million.




                              GENESIS ENERGY, L.P.
                          1996 FORM 10-K ANNUAL REPORT
                                Table of Contents



                                                                  Page
                                                                  ----
                                     Part I

Item 1. Business                                                     3
Item 2. Properties                                                  11
Item 3. Legal Proceedings                                           11
Item 4. Submission of Matters to a Vote of Security Holders         11

                                     Part II

Item 5. Market for Registrant's Common Units and Related
             Security Holder Matters                                11
Item 6. Selected Financial Data                                     13
Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                              14
Item 8. Financial Statements and Supplementary Data                 18
Item 9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                               18

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant        18
Item 11.  Executive Compensation                                    20
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                           22
Item 13.  Certain Relationships and Related Transactions            23

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                          24

                                PART I
Item 1.  Business

General

Genesis Energy, L.P., a Delaware limited partnership, was formed in December 1996. With the proceeds of an offering of common limited partnership units ("Common Units") to the public, Genesis Energy, L.P., through its affiliated limited partnership, Genesis Crude Oil, L.P., (collectively the "Partnership" or "Genesis") acquired the crude oil gathering and marketing operations of Basis Petroleum, Inc. ("Basis") and the crude oil gathering, marketing and pipeline operations of Howell Corporation and its subsidiaries ("Howell"). The Partnership is one of the largest independent gatherers and marketers of crude oil in North America. Genesis' operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi, New Mexico, Kansas and Oklahoma. In its gathering and marketing business, Genesis is principally engaged in the purchase and aggregation of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities for resale at various points along the crude oil distribution chain, which extends from the wellhead to aggregation and terminal stations, refineries and other end markets (the "Distribution Chain"). The Partnership's gathering and marketing margins are generated by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the Distribution Chain and marketing the crude oil to refineries or other customers at favorable prices. In addition to its gathering and marketing business, Genesis' operations include transportation of crude oil at regulated published tariffs on its four common carrier pipeline systems. On a pro forma basis, in 1996 the gathering and marketing operations contributed approximately 67% of the Partnership's total gross margin and the pipeline operations contributed the remaining 33%.

Genesis currently purchases approximately 120,000 bpd of crude oil at the wellhead from approximately 7,100 leases. Genesis utilizes its trucking fleet of approximately 100 tractor-trailers and its gathering lines to transport crude oil purchased at the wellhead to pipeline injection points, terminals and refineries for sale to its customers. It also transports purchased crude oil on trucks, barges and pipelines owned and operated by third parties. In addition, as part of its gathering and marketing business, Genesis makes purchases of crude oil in bulk at pipeline and terminal facilities for resale to refineries or other customers. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil the Partnership is obligated to deliver, Genesis exchanges crude oil with third parties through exchange or buy/sell agreements.

Genesis currently transports a total of approximately 86,000 barrels per day on its three principal common carrier crude oil pipeline systems and related gathering lines. These systems are the Texas System, the Jay System extending between Florida and Alabama and the Mississippi System extending between Mississippi and Louisiana. Additionally, Genesis owns an interstate pipeline in the Gulf of Mexico serving Main Pass Block 64. Approximately 2.2 million barrels of associated storage capacity is owned by Genesis, of which approximately 1.0 million barrels are available for use.

Genesis Energy, L.L.C. (the "General Partner"), a Delaware limited liability company, serves as the sole general partner of Genesis Energy, L.P., and as the operating general partner of its affiliated limited partnership, Genesis Crude Oil, L.P. (GCOLP). The General Partner is owned 54% by Basis, a wholly-owned subsidiary of Salomon Inc and 46% by Howell Crude Oil Company, a wholly-owned subsidiary of Howell Corporation. Basis also owns 1,163,700 subordinated limited partner units in GCOLP, representing 10.58% of GCOLP. Howell owns 991,300 subordinated limited partner units in GCOLP, representing 9.01% of GCOLP. These subordinated limited partner interests are hereinafter referred to as Subordinated OLP Units.

Announced Sale of Basis

On March 17, 1997, Salomon Inc announced that it had entered into a letter of intent to sell 100% of the stock of Basis to Valero Energy Corporation. The parties expect the transaction to close in May 1997. Prior to the transaction, Basis will convey its interests in the Partnership and in the General Partner to Salomon Inc.

Management is currently evaluating the impact that such a sale may have on the Partnership. Salomon Inc, who controls the General Partner through their indirect 54% ownership, does not anticipate that the transaction with Valero will have a material impact on the Partnership.

Business Overview

In its gathering and marketing business, the Partnership seeks to purchase and sell crude oil at points along the Distribution Chain where gross margins can be achieved. Genesis generally purchases crude oil at prevailing prices from producers at the wellhead under short-term contracts or in bulk from major oil companies, intermediaries and other third parties. Genesis then transports the crude oil along the Distribution Chain for sale to or exchange with customers. The Partnership's margins from its gathering and marketing operations are generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The Partnership utilizes computerized management information systems to identify the optimal combination of transportation and exchange transactions expected to result in the greatest margin for each barrel of crude oil purchased. Genesis generally enters into an exchange transaction only when the cost of the exchange is less than the alternative costs that it would otherwise incur in transporting or storing the crude oil. In addition, Genesis often exchanges one grade of crude oil for another to maximize margins or meet contract delivery requirements.

Generally, as Genesis purchases crude oil, it simultaneously establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the New York Mercantile Exchange ("NYMEX"). Through these transactions, the Partnership seeks to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand.
It is the Partnership's policy not to acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

Gross margin from gathering, marketing and pipeline operations varies from period to period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in U.S. crude oil inventory levels. In general, gathering and marketing gross margin increases when crude oil inventories decline, resulting in crude oil for prompt (generally the next month) delivery being priced at an increased premium over crude oil for future delivery. During periods of low crude oil inventories, however, pipeline margins in the Partnership's operating areas generally decrease because there is less crude oil available for shipment and storage in Genesis' pipeline systems as large supplies of crude oil are directed to markets located away from the U.S. Gulf Coast. Conversely, when crude oil inventories are high, gathering and marketing margins narrow, but crude oil shipment and storage opportunities result in increased pipeline margins as crude oil is not directed away from the U.S. Gulf Coast. Accordingly, the aggregate gross margins from pipeline operations generally tend to be countercyclical to those from gathering and marketing. The General Partner believes that the countercyclical nature of the two businesses will tend to have a stabilizing effect on Genesis' cash flows from operations.

Through the pipeline systems it owns and operates, the Partnership transports crude oil for itself and others pursuant to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") or the Texas Railroad Commission. Accordingly, the Partnership offers transportation services to any shipper of crude oil, provided that the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity. The margins from the Partnership's pipeline operations are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. The pipeline transportation business has considerable flexibility with respect to sources of crude oil and does not depend on any specific wellhead source. Genesis believes that the areas served by its pipeline systems will continue to produce crude oil in volumes that are sufficient to maintain or increase its pipeline throughput for the foreseeable future.

Management Information and Risk Management Systems

Genesis' computerized management information and risk management systems are integral to each stage of the gathering, transportation and marketing operations. Hand-held computer terminals combined with modems and satellite equipment are used by field personnel to provide data to Genesis' marketing personnel about crude oil purchases on a daily basis. Using this information from the field, management is able to monitor crude oil volumes, grades, locations and timing of delivery on a daily basis and to transmit instructions to field personnel regarding crude oil pick-up schedules and truck routing to crude oil injection stations and end markets. Using information transmitted from field personnel and representatives to its computers, Genesis has developed a database that includes volumes of crude oil purchases, volumes and prices under contracts with producers and customers, accounting balances, transportation costs and alternatives, and marketing and exchange opportunities. Genesis uses this database to support its management information and risk management systems.

Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins, although the costs of such strategies are not billed to the Partnership's customers. Such hedging techniques require significant resources dedicated to managing futures positions. By analyzing information in its database through internally developed software programs, Genesis is able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination enables the Partnership to net positions internally, thereby reducing NYMEX commissions, and further ensures that Genesis' NYMEX hedging activities are consistent with its business objectives.

Producer Services

Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, Genesis maintains ongoing relationships with more than 700 producers. The Partnership believes that its ability to offer high-quality field and administrative services to producers will be a key factor in its ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of ad valorem and production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all severance and production taxes associated with such proceeds. In 1996, with its staff of division order specialists, Genesis distributed monthly payments to approximately 29,000 interest owners.

Credit

Genesis' credit standing is a major consideration for parties with whom Genesis does business. At times, in connection with its crude oil purchases or exchanges, Genesis is required to furnish guarantees or letters of credit. In most purchases from producers and most exchanges, an open line of credit is provided by the seller up to a dollar limit, with credit support required for amounts in excess of the limit.

In connection with the purchase, sale or exchange of crude oil, subject to Genesis' compliance with specified terms and conditions, Salomon Inc has agreed in a Master Credit Support Agreement to provide certain amounts of credit support until December 31, 1999, in the form of guarantees from time to time at the Partnership's request. See Note 8 of Notes to Consolidated Financial Statements.

When Genesis markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. If Genesis determines that a customer should receive a credit line, it must then decide on the amount of credit that should be extended. Since typical Genesis sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in Genesis' business. Management believes that most of Genesis' sales are made to creditworthy entities or entities with adequate credit support.

Credit review and analysis are also integral to Genesis' leasehold purchases. Payment for all or substantially all of the monthly leasehold production is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, Genesis must determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend Genesis in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

Competition

In the various business activities described above, the Partnership is in competition with a number of major oil companies and smaller entities. There is intense competition among all participants in the business for leasehold purchases of crude oil. The number and location of the Partnership's pipeline systems and trucking facilities give the Partnership access to a substantial volume of domestic crude oil production throughout its area of operations. The Partnership also has considerable flexibility in marketing the volumes of crude oil which it purchases, without dependence on any single customer or transportation or storage facility. The Partnership's principal competitors in the purchase of leasehold crude oil production are Koch Oil Company, Scurlock Permian Oil Company, Texaco Trading & Transportation Co., Inc., and EOTT Energy Partners, L.P. Competitive factors include price, range and quality of services, knowledge of products and markets and capabilities of risk management systems.

Genesis' most significant competitors in its pipeline operations are primarily common carrier and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where the Mississippi and Texas Systems deliver crude oil. The Jay System and the Main Pass System operate in areas not currently served by pipeline competitors. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries and connecting pipelines. The Partnership believes that high capital costs, tariff regulation and problems in acquiring rights-of-way make it unlikely that other competing crude oil pipeline systems comparable in size and scope to Genesis' pipelines will be built in the same geographic areas in the near future, provided that Genesis' pipelines continue to have available capacity to satisfy demands of shippers and that its tariffs remain at reasonable levels.

Employees

To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employs approximately 260 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, schedulers, marketing and credit specialists and employees involved in Genesis' pipeline operations. None of such employees is represented by labor unions, and the General Partner believes that the relationships with such employees are good. Additional services will be performed on behalf of the Partnership pursuant to a Corporate Services Agreement with Basis.

Environmental Matters

The Partnership is subject to federal and state laws and regulations relating to the protection of the environment. At the federal level such laws include, among others, the Clean Air Act, 42 U.S.C. Section 7401 et seq., as amended; the Clean Water Act, 33 U.S.C. Section 1251 et seq., as amended; the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., as amended; the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C.
Section 9601 et seq., as amended; and the National Environmental Policy Act, 42 U.S.C. Section 4321 et seq., as amended. Although compliance with such laws has not had a significant effect on Genesis' business, such compliance in the future could prove to be costly, and there can be no assurance that the Partnership will not incur such costs in material amounts.

The Clean Air Act regulates, among other things, the emission of volatile organic compounds in order to minimize the creation of ozone. Such emissions may occur from the handling or storage of crude oil. The required levels of emission control are established in state air quality control implementation plans. Both federal and state law impose substantial penalties for violation of these applicable requirements.

The Clean Water Act controls, among other things, the discharge of oil and derivatives into certain surface waters. The Clean Water Act provides penalties for any discharges of crude oil in harmful quantities and imposes liability for the costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of crude oil in surface waters or into the ground.
Federal and state permits for water discharges may be required. The Oil Pollution Act of 1990 ("OPA"), as amended by the Coast Guard Authorization Act of 1996, requires operators of offshore facilities to provide financial assurance in the amount of $35 million to cover potential environmental cleanup and restoration costs. This amount is subject to upward regulatory adjustment.

The Resource Conservation and Recovery Act regulates, among other things, the generation, transportation, treatment, storage and disposal of hazardous wastes. Transportation of petroleum, petroleum derivatives or other commodities and maintenance activities may invoke the requirements of the federal statute, or state counterparts, which impose substantial penalties for violation of applicable standards.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of the Partnership's operations, substances may be generated or handled which fall within the definition of "hazardous substances."

Under the National Environmental Policy Act ("NEPA"), a federal agency, in conjunction with a permittee, may be required to prepare an environmental assessment or a detailed environmental impact study before issuing a permit for a pipeline extension or addition that would significantly affect the quality of the environment. Should an environmental impact study or assessment be required for any proposed pipeline extensions or additions, the effect of NEPA may be to delay or prevent construction or to alter the proposed location, design or method of construction.

The Partnership is subject to similar state and local environmental laws and regulations that may also address additional environmental considerations of particular concern to a state.

As part of the partnership formation, Basis and Howell are responsible for certain environmental conditions related to their ownership and operation of their respective assets transferred to the Partnership and for any environmental liabilities which Basis or Howell may have assumed from prior owners of these assets. Neither Basis nor Howell, however, will be required to indemnify the Partnership for any liabilities resulting from an invasive environmental site investigation unless such investigation was undertaken as a result of (i) certain requirements imposed by a lending institution, (ii) any governmental or judicial proceeding, (iii) any disposition of assets, (iv) a discovery in the ordinary course of business of materials, or a discovery in prudent and customary business practice of the possible presence of such materials, that require regulatory disclosure or (v) any complaints by property owners or public groups. In addition, the Partnership has assumed responsibility for the first $25,000 per occurrence as to any environmental liability, up to an annual aggregate of $200,000 and a total maximum liability of $600,000.

The Partnership has no knowledge of any outstanding liabilities or claims relating to safety and environmental matters, individually or in the aggregate, which would have a material adverse effect on the Partnership's financial position or results of operations and that Partnership assets are in compliance in all material respects with all applicable environmental laws and regulations. No assurance can be given, however, as to the amount or timing of future expenditures for environmental remediation or compliance, and actual future expenditures may be different from the amounts currently anticipated.

Regulation

Pipeline regulation

Interstate Regulation Generally. The interstate common carrier pipeline operations of the Jay, Mississippi and Main Pass Systems are subject to rate regulation by FERC under the Interstate Commerce Act ("ICA"). The ICA requires, among other things, that to be lawful, petroleum pipeline rates be just and reasonable and not unduly discriminatory. The ICA permits challenges to proposed new or changed rates by protest and to rates that are already final and in effect by complaint, and provides that upon an appropriate showing a complainant may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. Howell is responsible for any ICA liabilities with respect to activities or conduct during periods prior to the closing of the Partnership's initial public offering of Common Units, and the Partnership is responsible for ICA liabilities with respect to activities or conduct thereafter. The Partnership adopted all of Howell's tariffs in effect on the date of the transfer of the assets to Genesis. None of the tariffs have been subjected to a protest or complaint by any shipper or other interested party.

In general, the ICA requires that petroleum pipeline rates be cost based and permits them to generate operating revenues on the basis of projected volumes sufficient to cover, among other things, the following: (i) operating expenses,
(ii) depreciation and amortization, (iii) federal and state income taxes determined on a separate company basis and adjusted or "normalized" to reflect the impact of timing differences between book and tax accounting for certain expenses, primarily depreciation and (iv) an overall allowed rate of return on the pipeline's "rate base." Generally, rate base is a measure of investment in or value of the common carrier assets which are used and useful in providing the regulated services.

Energy Policy Act of 1992 and Subsequent Developments. In October of 1992 Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act is significant in that it requires FERC to promulgate regulations establishing a simplified and generally applicable ratemaking methodology under the ICA which will streamline FERC procedures to avoid unnecessary costs and delays. As a fundamental part of this simplification and streamlining of procedures, the Energy Policy Act deemed pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be "just and reasonable" under the ICA. In regard to these so-called "grandfathered" rates, the Energy Policy Act provides that such grandfathered rates may only be challenged under the following limited circumstances: (i) a substantial change has occurred since enactment in either the economic circumstances of the oil pipeline or the nature of the services which were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment (in which event, following the expiration of the contractual bar, the complainant has a very limited time period to lodge a complaint); or (iii) the rate is unduly discriminatory or preferential.

FERC responded to the requirement that it promulgate rules simplifying and streamlining the ratemaking process in a series of three related rulemaking proceedings, the principal provisions of which took effect on January 1, 1995. On October 22, 1993, FERC first responded to this mandate by issuing Order No. 561, which adopts a new indexing rate methodology for petroleum pipelines.
Under the new regulations, which were effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent.
Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. FERC's regulations provide, and a recent FERC order in a contested pipeline rate proceeding affirms, that shippers may not challenge that portion of the pipeline's rates which was grandfathered under the Energy Policy Act whenever the pipeline files for its annual indexed rate increase; such challenges are limited to the amount of the increase only unless, in a separate showing, the complainant satisfies the Energy Policy Act's threshold requirement to show that a "substantial change" has occurred in the economic circumstances or the nature of the pipeline's services. Rate decreases are mandated under the new regulations if the index decreases and the carrier has been collecting rates equal to the rate ceiling. The new indexing methodology can be applied to any existing rate, including in particular all "grandfathered" rates, but also applies to rates under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

In Order No. 561, FERC emphasized that the combination of grandfathered rates plus use of the new indexation methodology is expected to be the generally prevailing methodology. The new indexation methodology is expected to cover all normal cost increases. Cost-of-service ratemaking, while still available to the pipeline for certain rate increases and to establish initial rates for new service, is generally disfavored except in specified circumstances. In this regard, the carrier may not use the cost-of-service methodology to change an existing rate unless the pipeline can demonstrate that there is a substantial divergence between the actual cost experienced by the carrier and the rate resulting from the index such that the rate at the ceiling level would preclude the carrier from being able to charge a just and reasonable rate. Similarly, any party complaining of any existing indexed rate or challenging any indexed rate change (other than a grandfathered rate) must provide a reasonable basis for FERC to conclude that there may be a substantial divergence between actual costs experienced and the rate resulting from the index such that the carrier's rates are excessive and, therefore, unjust and unreasonable, and should be investigated in a cost-of-service proceeding. FERC regulations also allow rate changes to occur through market- based rates (for pipeline services which have been found to be eligible for such rates) and through settlement rates, which are rates unanimously agreed by the carrier and all shippers as appropriate. In respect of new facilities and new services requiring the establishment of new, initial rates, the carrier may rely on either cost-of-service ratemaking or may initiate service under rates which have been contractually agreed with at least one nonaffiliated shipper; however, other shippers may protest any new rates established in this manner, in which event a cost-of-service showing is required.

These alternative ratemaking methodologies to FERC's indexing methodology were finalized on October 28, 1994, when FERC issued Order Nos. 571 and 572. In Order No. 571, FERC articulated cost-of-service filing and reporting requirements to be applicable to a pipeline's initial rates and to situations where indexing is determined to be inappropriate. Order No. 571 also adopted rules for the establishment of revised depreciation rates, and revised the information required to be reported by pipelines in their FERC Form No. 6, "Annual Report for Oil Pipelines." Order No. 572 establishes the filing requirements and procedures that must be followed when a pipeline seeks to charge market-based rates.

On May 10, 1996, the Court of Appeals for the District of Columbia Circuit affirmed Order Nos. 561, 571 and 572. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, FERC had fulfilled its responsibilities under the Energy Policy Act and reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. Among other things, the Court affirmed FERC's interpretation of the Energy Policy Act respecting challenges to grandfathered rates in the context of rate increase filings using the indexation methodology.

Because of the novelty and uncertainty surrounding the indexing methodology as well as the numerous untested issues associated with the trended original cost methodology and light-handed regulation, the General Partner is unable to predict with certainty whether, how or the extent to which FERC may apply these methodologies to the Jay, Mississippi and Main Pass Systems, which FERC regulates. The General Partner adopted Howell's preexisting tariffs and rates pertaining to the Jay, Mississippi and Main Pass Systems and intends to rely on the indexation procedures available under FERC regulations. Nevertheless, by protest, complaint or shipper challenge under the Energy Policy Act to the Partnership's grandfathered or indexed rates, the Partnership could become involved in a cost-of-service proceeding before FERC and be required to defend and support its rates based on costs. In any such cost-of-service rate proceeding involving rates of the FERC-regulated Jay, Mississippi and Main Pass Systems, FERC would be permitted to inquire into and determine all relevant matters including such issues as (i) the appropriate capital structure to be utilized in calculating rates, (ii) the appropriate rate of return, (iii) the rate base, including the proper starting rate base, (iv) the rate design and (v) the proper allowance for federal and state income taxes. In addition to the regulatory considerations noted above, it is expected that the interstate common carrier pipeline tariff rates will continue to be constrained by competitive and other market factors.

Texas intrastate regulation

The intrastate common carrier pipeline operations of the Partnership in Texas are subject to regulation by the Texas Railroad Commission. The applicable Texas statutes require that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the property of a common carrier used and useful in the services performed after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. There is no case law interpreting these standards as used in the applicable Texas statutes. This is because historically, as well as currently, the Texas Railroad Commission has not been aggressive in regulating common carrier pipelines such as those of the Partnership and has not investigated the rates or practices of such carriers in the absence of shipper complaints, which have been few and almost invariably settled informally. Given this history, although no assurance can be given that the tariffs to be charged by the Partnership would ultimately be upheld if challenged, the General Partner believes that the tariffs now in effect can be sustained. Howell is responsible for any liabilities under the applicable Texas statutes with respect to activities or conduct during periods prior to the closing, and the Partnership is responsible for such liabilities with respect to activities or conduct thereafter. The Partnership adopted the tariffs in effect on the date of the closing of the Partnership's initial public offering of Common Units.

Pipeline Safety Regulation

The Partnership's crude oil pipelines are subject to construction, installation, operating and safety regulation by the Department of Transportation ("DOT") and various other federal, state and local agencies. The Pipeline Safety Act of 1992, among other things, amends the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require that pipelines be modified to accommodate internal inspection devices, to mandate the installation of emergency flow restricting devices for pipelines in populated or sensitive areas, and to order other changes to the operation and maintenance of petroleum pipelines. The Partnership has conducted hydrostatic testing of most segments. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

States are largely preempted from regulating pipeline safety by federal law but may assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Partnership does not anticipate any significant problems in complying with applicable state laws and regulations in those states in which it operates.

The Partnership's crude oil pipelines are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The General Partner believes that the Partnership's crude oil pipelines have been operated in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

In general, the General Partner expects to increase the Partnership's expenditures in the future to comply with higher industry and regulatory safety standards such as those described above. Such expenditures cannot be accurately estimated at this time, although the General Partner does not expect that such expenditures will have a material adverse impact on the Partnership, except to the extent additional testing requirements or safety measures are imposed.

Trucking regulation

The Partnership will operate its fleet of trucks as a private carrier. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the ICC, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, keeping of log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug testing, safety of operation and equipment, and many other aspects of truck operations. The Partnership is also subject to OSHA with respect to its trucking operations.

Commodities regulation

The Partnership's price risk management operations are subject to constraints imposed under the Commodity Exchange Act and the rules of the NYMEX. The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission.

Information Regarding Forward-Looking Information

The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, developments relating to possible acquisitions or business combination opportunities, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Item 2.  Properties

The Partnership owns and operates three common carrier crude oil pipeline systems onshore and one offshore common carrier crude oil pipeline. The onshore pipelines and related gathering systems consist of the 553-mile Texas system, the 117-mile Jay System extending between Florida and Alabama and the 281-mile Mississippi System extending between Mississippi and Louisiana. The offshore pipeline is located in the Gulf of Mexico. It is 5.5 miles long and extends from Main Pass Block 64 to a connection with another pipeline. The Partnership also owns approximately 2.2 million barrels of storage capacity associated with the onshore pipelines. These storage capacities include approximately 200,000 barrels each on the Mississippi and Jay Systems and 1.6 million barrels on the Texas System, primarily at the Satsuma terminal in Houston, Texas.

In addition to transporting crude oil by pipeline, the Partnership transports crude oil through a fleet of owned and leased tractors and trailers. At December 31, 1996, the trucking fleet consisted of approximately 100 tractor-trailers. The trucking fleet generally hauls the crude oil to one of the 110 pipeline injection stations owned or leased by the Partnership.

Item 3.  Legal Proceedings

There is presently no pending or threatened litigation to which the Partnership is a party.

During 1996 and 1995, various suits were filed in different jurisdictions against numerous purchasers of crude oil production alleging price-fixing and other discriminatory practices in connection with the purchase of crude oil production at posted prices. The premise of these suits generally is that the use of posted prices in purchasing crude oil has resulted in the underpayment of the plaintiffs, and other interest owners, for the crude oil purchased and that purchasers of crude oil have conspired to accomplish this result. Basis or Howell, as well as major competitors of Genesis, were named in several of these suits. Class certification either has been denied or not yet granted in the cases filed against Basis or Howell. No assurance can be given that Genesis will not be named as a defendant in these cases or that the prosecution of these claims will not have an impact on industry practices and profitability in the crude oil gathering and marketing business.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the one month ended December 31, 1996.



                                     PART II



Item 5.  Market for Registrant's Common Units and Related Security Holder
Matters

The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                               Price Range
                                          --------------------        Cash
                                            High       Low       Distributions
                                          --------  --------     -------------
     One Month Ended December 31, 1996    $21.125    $20.250          $  -

As of January 31, 1997, there were approximately 12,000 record holders and beneficial owners (held in street name) of the Partnership's Common Units.
There is no established public trading market for the Partnership's Subordinated OLP Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of the Partnership adjusted for net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, which will not end earlier than December 31, 2001, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

In connection with the Partnership's initial public offering of Common Units in December 1996, Salomon Inc and the Partnership entered into a Distribution Support Agreement pursuant to which, among other things, Salomon Inc agreed that it would contribute up to $17.6 million to the Partnership in exchange for Additional Partnership Interests ("APIs"), if necessary, to support the Partnership's ability to pay the MQD on Common Units. Salomon Inc's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date.

The Partnership expects to declare a cash distribution to the Common Unitholders and the General Partner that will be paid on or about May 15, 1997.

Item 6.  Selected Financial Data (Unaudited)

(in thousands, except per unit and operating data)

The table below includes selected financial data for the Partnership for the one month ended December 31, 1996 and includes the results of operations acquired from Basis and Howell. Since Basis has the largest ownership interest in the Partnership, the net assets acquired from Basis have been recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis has been treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell has been treated as a purchase for accounting purposes.

                                                                  Eleven
                                               Year    One Month  Months
                                              Ended      Ended     Ended                      Year Ended
                                          December 31,December 31,November 30,              December 31,
                                                                          -------------------------------------------
                                            1996 <F1>     1996      1996     1995      1994      1993         1992
                                           ---------- -------- ---------- ---------- ---------- ---------  ----------
                                           (Pro forma)         (Predecessor)                (Predecessor)
                                           (Unaudited)
Income Statement Data:
Revenues:
     Gathering and marketing revenues      $4,565,834 $370,559 $3,598,107 $3,440,065 $1,830,721 $2,171,056 $2,705,077
     Pipeline revenues                         16,780    1,426          -          -          -          -          -
                                           ---------- -------- ---------- ---------- ---------- ---------- ----------
     Total revenues                         4,582,614  371,985  3,598,107  3,440,065  1,830,721  2,171,056  2,705,077
Cost of sales:
     Crude cost                             4,526,363  366,723  3,573,086  3,409,759  1,806,241  2,153,901  2,687,226
     Field operating costs                     15,092    1,290      6,744      7,152      7,778      8,046      9,783
     Pipeline operating costs                   4,978      463          -          -          -          -          -
                                           ----------  ------- ----------  --------- ---------- ---------- ----------
     Total cost of sales                    4,546,433  368,476  3,579,830  3,416,911  1,814,019  2,161,947  2,697,009

                                           ---------- -------- ----------  --------- ---------- ---------- ----------
Gross margin                                   36,181    3,509     18,277     23,154     16,702      9,109      8,068
General and administrative expenses             9,470    1,363      3,316      3,658      3,858      4,111      4,960
Depreciation and amortization                   6,834      518      1,396      4,815      7,530      7,947      8,611
                                           ---------- -------- ----------  ---------  --------- ---------- ----------
Operating income                               19,877    1,628     13,565     14,681      5,314     (2,949)    (5,503)
Interest income (expense)                          56       56        294        173       (685)    (1,215)    (1,691)
Other income (expense)                            (74)       -        (83)      (197)        82        122         93
                                           ---------- -------- ----------  ---------  --------- ---------- ----------
Net income (loss) before minority interests    19,859    1,684     13,776     14,657      4,711     (4,042)    (7,101)
Minority interests                              3,970      337          -          -          -          -          -
                                           ---------- -------- ----------  ---------  --------- ---------- ----------
Net income (loss) <F2>                     $   15,889 $  1,347 $   13,776  $  14,657  $   4,711 $   (4,042)$   (7,101)
                                           ========== ======== ========== ==========  ========= ========== ==========


Net income per common unit                 $     1.81 $   0.15        N/A        N/A        N/A        N/A        N/A
                                           ========== ========


Balance Sheet Data (at end of period):
Current assets                             $  410,371 $410,371        N/A $  279,285 $  184,253  $  132,95 $  324,111
Total assets                                  509,900  509,900        N/A    283,036    193,367    149,430    349,957
Long-term liabilities                               -        -        N/A          -          -          -          -
Equity of parent                                    -        -        N/A     (8,437)     4,393     15,578     24,824
Minority interest                              26,257   26,257        N/A          -          -          -          -
Partners' capital                              85,080   85,080        N/A          -          -          -          -

Other Data:
Maintenance capital expenditures <F3>      $    2,535 $    106   $  1,100 $       17 $       56 $      122 $    2,849
EBITDA <F4>                                $   26,637 $  2,146   $ 14,878 $   19,299 $   12,926 $    5,120 $    3,201
Volumes (bpd):
     Gathering and marketing:
     Wellhead                                 116,263  120,553     83,239     83,551     89,788     90,974     93,141
     Bulk                                     174,174  163,645    170,003    190,279     33,595          -          -
     Exchange                                 288,880  216,709    247,936    248,781    180,924    236,555    270,946
                                           ---------- -------- ----------  ---------  --------- ---------- ----------
          Total                               579,317  500,907    501,178    522,611    304,307    327,529    364,087
     Pipeline                                  86,557   85,874          -          -          -          -          -

<F1>
The unaudited pro forma selected financial data of the Partnership includes (a) the historical operating results of the crude oil gathering and marketing operations of Basis, (b) the historical crude gathering, marketing and pipeline transportation operations of Howell and (c) certain pro forma adjustments to the historical results of operations of Basis and Howell as if the Partnership had
been formed on January 1, 1996.   See Note 2 of Notes to the Consolidated
Financial Statements for a description of the pro forma adjustments.
<F2>
Net income (loss) excludes the effect of income taxes and accounting changes for the Predecessor.
<F3>
The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $3 million each year.
<F4>
EBITDA (earnings before interest expense, income taxes, depreciation and amortization and minority interests) should not be considered as an alternative to net income (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity of ability to service debt obligations).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The pro forma results of operations for the years ended December 31, 1996 and 1995 reflect the activities of Genesis Energy, L.P., and its subsidiary (the "Partnership"). The results of operations for the years ended December 31, 1995 and 1994 reflect the activities of the Predecessor. In order to make the comparisons more meaningful, the pro forma results of operations of the Partnership for the year ended December 31, 1996 are compared to the pro forma results of operations for the year ended December 31, 1995 and the historical results of operations of the Predecessor for the year ended December 31, 1995 are compared to the historical results of operations for the year ended December 31, 1994.

Results of Operations

Selected financial data for this discussion of the results of operations follows, in thousands.

                                                            Years Ended
                                             Years Ended
                                            December 31,       December 31,
                                        ------------------  -----------------
                                          1996      1995     1995       1994
                                         -------   -------  -------   -------
                                            (Pro forma)       (Predecessor)
Gross margin
     Gathering & marketing              $24,379   $26,571   $23,154   $16,702
     Pipeline                           $11,802   $14,055   $     -   $     -

General and administrative expenses     $ 9,470   $ 9,148   $ 3,658   $ 3,858

Depreciation and amortization           $ 6,834   $10,146   $ 4,815   $ 7,530

Operating income                        $19,877   $21,332   $14,681   $ 5,314

Interest income (expense) net           $    56   $     -   $   173   $  (685)

The profitability of Genesis and the entities from which Genesis was formed depends to a significant extent upon their ability to maximize gross margin. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. In addition to purchasing crude oil at the wellhead, Genesis purchases crude oil in bulk at major pipeline terminal points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations, such changes are not addressed in the following discussion. Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of Genesis' pipeline operations and are addressed in the following discussion of pipeline operations of Genesis.

Gross margin from gathering, marketing and pipeline operations varies from period to period, depending to a significant extent upon changes in the supply and demand of crude oil and the resulting changes in U.S. crude oil inventory levels. In general, gathering and marketing gross margin increases when crude oil inventories decline, resulting in crude oil for prompt (generally the next month) delivery being priced at an increased premium over crude oil for future delivery. During periods of low crude oil inventories, however, pipeline margins in the Partnership's operating areas generally decrease because there is less crude oil available for shipment and storage in Genesis' pipeline systems as large supplies of crude oil are directed to markets located away from the U.S. Gulf Coast. Conversely, when crude oil inventories are high, gathering and marketing margins narrow, but crude oil shipments and storage opportunities result in increased pipeline margins as crude oil is not directed away from the U.S. Gulf Coast. Accordingly, the aggregate gross margins from pipeline operations generally tend to be countercyclical to those from gathering and marketing. The General Partner believes that the countercyclical nature of the two businesses will tend to have a stabilizing effect on Genesis' cash flows from operations.

Pro Forma Year Ended December 31, 1996 Compared with Pro Forma Year Ended December 31, 1995

The following analyses compare the pro forma results of the Partnership for the year ended December 31, 1996 and the year ended December 31, 1995. The pro forma consolidated financial statements of the Partnership reflect the historical operating results of the crude oil gathering and marketing operations of Basis and the crude oil gathering, marketing and pipeline transportation operations of Howell including operations of certain of the crude oil pipelines while they were owned by Exxon Pipeline Company from January 1 to March 31, 1995. Because the Partnership has no long-term debt, the pro forma consolidated results reflect the elimination of interest expense. Income taxes were also eliminated from the pro forma consolidated results as the Partnership will not be subject to federal income taxes. The pro forma consolidated results of operations assume no significant period-to-period changes in Genesis' general and administrative expenses for 1996.

Gross Margin. Gathering and marketing gross margin decreased $2.2 million or 8% to $24.4 million for the year ended December 31, 1996, as compared to $26.6 million for the year ended December 31, 1995. Field operating expenses increased by $0.4 million, primarily due to higher fuel costs to operate Genesis' fleet of tractors-trailers.

In the first half of 1996, U.S. crude oil inventories were at their historically low levels and refiner demand for prompt delivery of crude oil was strong, leading to substantial backwardation in crude oil prices. This backwardated market caused the sales prices received by the Partnership to increase faster than prices paid to producers at the wellhead, which resulted in increasing gross margins for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. In the second half of 1996, due to increasing crude oil inventories and reduced refiner demand for prompt delivery of crude oil, the sales prices received by the Partnership decreased faster than the prices paid to producers, particularly as other gathering companies continued to pay higher producer bonuses in an effort to increase market share. As a result of the expiration of a favorable provision in a large crude oil purchase contract with one of the Partnership's principal customers that reduced gross margins by approximately $1.0 million and the third and fourth quarters' unfavorable pricing situation, pro forma gathering and marketing gross margin declined from the first half of 1996 to the second half of 1996.

Pipeline gross margin decreased $2.3 million or 16% to $11.8 million for the year ended December 31, 1996, as compared to $14.1 million for the year ended December 31, 1995. Although increased demand for crude oil resulted in increased gross margin in the gathering and marketing operations during the first half of 1996, pipeline operations experienced a countercyclical decline in gross margin during the same period. Pipeline volumes per day increased slightly in the second half of 1996. Low U.S. crude oil inventories resulted in reduced pipeline utilization, which resulted in a decline of 9% in pipeline throughput during 1996 compared to 1995. Pipeline revenues for 1995 include nine months of tank rental fees totaling $0.9 million charged to a third party for usage of storage tanks that the Partnership owns in northwest Houston whereas the 1996 period includes three months of tank rental fees totaling $0.3 million. The Partnership has not received any payments under such lease since March 31, 1996.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.3 million or 33% to $6.8 million for the year ended December 31, 1996, as compared to $10.1 million for the year ended December 31, 1995. Of the reduction, $2.4 million resulted from the full amortization in 1995 of costs capitalized from the JM Petroleum Corporation acquisition by Basis in 1991.

Year Ended December 31, 1995 (Predecessor) Compared to Year Ended December 31, 1994 (Predecessor)

Gross Margin. Gathering and marketing gross margin increased $6.5 million or 39% to $23.2 million for the year ended December 31, 1995, as compared to $16.7 million for the prior year. The increase in gross margin is attributable in part to decreased U.S. crude oil inventories and higher levels of bulk purchases as compared with the prior period. Field operating costs decreased from year to year, primarily due to the full realization in 1995 of the discontinuation of unprofitable operations in nonstrategic areas during 1994. Also, during June 1995 all of the Predecessor's Oklahoma trucking operation assets were sold, which further decreased field operating costs in 1995.

General and Administrative Expenses. General and administrative expenses decreased $0.2 million or 5% to $3.7 million for the year ended December 31, 1995, as compared to $3.9 million for the prior year, primarily reflecting ongoing efforts to reduce expenses and to consolidate functions.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.7 million or 36% to $4.8 million for the year ended December 31, 1995, as compared to $7.5 million for the prior year. Of this reduction, $2.4 million resulted from the full amortization in 1995 of costs capitalized from the JM Petroleum acquisition in 1991. The remainder of the reduction in 1995 is due to the full amortization of some operating assets.

Interest Expense. Net interest expense decreased $0.9 million to net interest income of $0.2 million for the year ended December 31, 1995, as compared to net interest expense of $0.7 million for the prior year. This reduction in interest expense was due primarily to repayment to Basis of cash advances outstanding.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $0.8 million for the one-month ended December 31, 1996. The decrease in cash flow from the formation of the Partnership is due primarily to increases in inventories. Net cash used in operating activities of the Predecessor was $2.6 million for the eleven months ended November 30, 1996 and net cash provided by operating activities was $21.5 million and $13.8 million for the years ended December 31, 1995 and 1994, respectively. The decrease during 1996 was primarily the result of an increase in accounts receivable of $133.7 million, only partially offset by an increase of $118.9 million in accounts payable. The increases in 1995 and 1994 were primarily due to increases in operating income.

Net cash used in investing activities was $74.1 million for the one month ended December 31, 1996. This amount primarily relates to the cash expended to acquire the Howell operations. For the eleven months ended November 30, 1996, net cash used in investing activities for the Predecessor was $2.0 primarily from the purchase of 26 new tractors and NYMEX seats contributed to Genesis. For the years ended December 31, 1995 and 1994, net cash provided by investing activities was $0.5 million and $0.1 million, respectively, primarily as a result of the sale of nonstrategic assets.

Net cash provided by financing activities for the one month ended December 31, 1996, was $79.5 million, consisting of the net public offering proceeds and general partner contribution at formation of the Partnership totaling $165.9 million, offset by the distribution to Basis at formation of $87.0 million. Net cash provided by financing activities for the eleven months ended November 30, 1996 and net cash used by financing activities for the years ended December 31, 1995 and 1994 resulted from advances between Basis and the Predecessor.

Capital Expenditures

Capital expenditures for the one month ended December 31, 1996 and eleven months ended November 30, 1996 were $0.1 million and $1.1 million, respectively. In each period, these expenditures were maintenance capital expenditures. In the years ended December 31, 1995 and 1994, capital expenditures by the Predecessor were less than $0.1 million.

Maintenance capital expenditures on a pro forma basis for the years ended December 31, 1996 and 1995 were $2.5 million and $0.7 million, respectively. The Partnership estimates future maintenance capital expenditures to be approximately $3.0 million per year. These expenditures are expected to be primarily for improvements related to the three principal pipeline systems and for the periodic replacement of tractors and trailers in the Partnership's fleet. The Partnership expects to fund its maintenance capital expenditure requirements from internally generated cash.

Working Capital and Credit Resources

Pursuant to the Master Credit Support Agreement, Salomon Inc will provide transitional credit support in the form of a Guaranty Facility over a period of approximately three years in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $550 million through June 30, 1997, $500 million for the period from July 1, 1997 to December 31, 1997, $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility and by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership will be required to pay a guaranty fee to Salomon Inc which will increase over the three-year period, thereby increasing the cost of the credit support provided to the Partnership under the Guaranty Facility, from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit.

Basis has agreed to use its reasonable best efforts, to the extent it has availability under its uncommitted credit lines, to provide to the Partnership, for a six-month period ending May 31, 1997, a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of the Partnership's business. The total amounts outstanding at any one time under this Working Capital Facility will correspondingly reduce the amounts available under the Guaranty Facility. The interest rate for the Working Capital Facility will equal the cost to Basis of its borrowings as reasonably determined by Basis. Prior to the expiration of the six-month period of availability, it is expected that the Partnership will have arranged for a working capital facility through one or more third party lenders.

At December 31, 1996, the aggregate amount of obligations covered by guarantees was $459.6 million, including $260.6 million in payable obligations and $199.0 million in estimated crude oil purchase obligations for January 1997. In addition, the Partnership had letters of credit in the amount of $2.2 million outstanding at December 31, 1996. No direct cash advances were outstanding at year end.

Salomon Inc and Basis received a security interest in all the Partnership's receivables, inventories, general intangibles and cash to secure obligations under the Master Credit Support Agreement.

There can be no assurance of the availability or the terms of credit for the Partnership. Salomon Inc does not currently foresee any circumstances under which it would provide guarantees or other credit support after the three-year credit support period. In addition, if the General Partner is removed without its consent, Salomon Inc's and Basis' credit support obligations will terminate. In addition, Salomon Inc's and Basis' obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Prior to December 1999, management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders.

The Partnership will make its first distribution of Available Cash within 45 days after the end of the first quarter of 1997 to Unitholders of record and to the General Partner.

Announced Sale of Basis

On March 17, 1997, Salomon Inc announced that it had entered into a letter of intent to sell 100% of the stock of Basis to Valero Energy Corporation. The parties expect the transaction to close in May 1997. Prior to the transaction, Basis will convey its interests in the Partnership and in the General Partner to Salomon Inc.

Management is currently evaluating the impact that such a sale may have on the Partnership. Salomon Inc, who controls the General Partner through their indirect 54% ownership, does not anticipate that the transaction with Valero will have a material impact on the Partnership.

Item 8.  Financial Statements and Supplementary Data

The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The General Partner provides such services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs.

The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of individuals who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the committee will review the external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants, and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

Directors and Executive Officers of the General Partner

Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by the General Partner. All executive officers serve at the discretion of the General Partner.

     Name                Age                      Position
-----------------       ----       ------------------------------------
Jeffrey R. Serra         40        Director and Chairman of the Board

John P. vonBerg          43        Director, Chief Executive Officer and
                                      President

Mark J. Gorman           42        Director and Executive Vice President

Thomas W. Jasper         51        Director

Paul N. Howell           78        Director

Ronald E. Hall           65        Director

Donald H. Anderson       48        Director

Herbert I. Goodman       74        Director

J. Conley Stone          65        Director

John M. Fetzer           43        Senior Vice President, Crude Oil

Allyn R. Skelton, II     45        Chief Financial Officer

Paul A. Scoff            38        General Counsel and Secretary

Allen R. Stanley         53        Vice President, Pipeline Operations

Ben F. Runnels           56        Vice President, Trucking Operations

Jeffrey R. Serra has served as a Director and Chairman of the Board of the General Partner since December 1996. He is currently Chairman, President and Chief Executive Officer of Basis Petroleum, Inc., formerly Phibro Energy USA, Inc. ("Phibro USA"), and has held this post since January 1, 1992. From 1991 to 1992, Mr. Serra was Vice-Chairman and a Director of Phibro Energy, Inc., a wholly owned subsidiary of Salomon Inc, responsible for all refining and marketing activities. From 1987 to 1991, Mr. Serra was Vice President of Supply and Trading for Hill Petroleum Company, at the time an 80% owned subsidiary of Phibro Energy Inc. Prior to 1987, Mr. Serra held the position of Crude Oil Trader at Phibro Energy Inc. for one year as well as for The Standard Oil Company of Ohio for the three preceding years. Prior to that, he served four years in the United States Army Corps of Engineers with the final rank of Captain.

John P. vonBerg has served as Director, Chief Executive Officer and President of the General Partner since December 1996. He was Vice President of Crude Oil Gathering, Domestic Supply and Trading, for Basis and its predecessor, Phibro USA, from January 1994 to December 1996. He managed the Gathering and Domestic Trading and Commercial Support functions for Phibro USA during 1993. Prior to 1993, Mr. vonBerg worked for Marathon Oil Company ("Marathon") for 13 years in various capacities, including Product Trading, Risk Management, Crude Oil Purchases and Sales, Finance, Auditing and Operations.

Mark J. Gorman has served as Director and Executive Vice President of the General Partner since December 1996. He was President of Howell Crude Oil Company, a wholly-owned subsidiary of Howell Corporation, from September 1992 to December 1996. Prior to joining Howell, Mr. Gorman worked for Marathon for fifteen years in various capacities in Crude Oil Acquisition and Finance and Administration, including Manager of Crude Oil Purchases and Sales and Manager of Crude Oil Trading and Risk Management.

Thomas W. Jasper has served as a director of the General Partner since December 1996. He was appointed to the position of Treasurer of Salomon Inc and Salomon Brothers in April 1996. Mr. Jasper is also a Managing Director of Salomon Brothers. Prior to this appointment, he was responsible for investment banking client relationships with European and Japanese multinational subsidiaries in the United States. In February 1994, Mr. Jasper was named Chairman of Salomon Brothers Hong Kong Limited and Chief Operating Officer for the Asia-Pacific region. Mr. Jasper was originally made Regional Head of Salomon Brothers Hong Kong Limited in July 1992. His previous responsibilities with Salomon Brothers included managing the firm's Capital Markets Services Group and its Interest Rate Swap Group. He joined Salomon Brothers in 1982. Mr. Jasper was with Bankers Trust Company prior to 1982.

Paul N. Howell has served as a Director of the General Partner since December 1996. He is currently President and Chief Executive Officer of Howell. He has held the position of President since 1995 and the post of Chief Executive Officer since 1955. Mr. Howell served as Chairman of the Board of Howell from 1978 to 1995.

Ronald E. Hall has served as a Director of the General Partner since December 1996. He has been Chairman of the Board of Howell since 1995. From 1985 to 1995, Mr. Hall held the position of President and Chief Executive Officer of CITGO Petroleum Corporation ("CITGO"), a refining, marketing and distribution company. Mr. Hall served as a director of CITGO from 1990 to 1995.

Donald H. Anderson was elected to the Board of Directors of the General Partner in March 1997. He was Chairman, President and Chief Executive Officer of PanEnergy Services, Inc., from December 1994 to March 1, 1997. PanEnergy Services, Inc., a subsidiary of PanEnergy Corp., is engaged in nonjurisdictional natural gas and electric marketing, natural gas gathering and processing and crude oil and natural gas liquids trading and pipeline transportation. From 1989 to 1994, Mr. Anderson was President and Chief Operating Officer and Director of Associated Natural Gas Corporation, which merged with PanEnergy Corp. in 1994. Prior to 1989, Mr. Anderson was Vice President of Lantern Petroleum Corporation.

Herbert I. Goodman was elected to the Board of Directors of the General Partner in January 1997. He is the Chairman of IQ Holdings, Inc., a manufacturer and marketer of petrochemical-based consumer products. From 1988 until 1996 he was Chairman and Chief Executive Officer of Applied Trading Systems, Inc., a trading and consulting business. Prior to 1988, Mr. Goodman was with Gulf Trading and Transportation Company and Gulf Oil Corporation.

Mr. J. Conley Stone was elected to the Board of Directors of the General Partner in January 1997. From 1987 to his retirement in 1995, he served as President, Chief Executive Officer, Chief Operating Officer and Director of Plantation Pipe Line Company, a common carrier liquid petroleum products pipeline transporter. From 1976 to 1987, Mr. Stone served in a variety of positions with Exxon Pipeline Company.

John M. Fetzer has served as Senior Vice President, Crude Oil, for the General Partner since December 1996. He served in the same capacity for Howell Crude Oil Company from September 1994 to December 1996. From 1993 to September 1994, Mr. Fetzer was a private investor and a consultant and expert witness in oil- and gas-related matters. He held the positions of Senior Vice President, Marketing, from 1991 to 1993 and Vice President of Crude Oil Trading from 1986 to 1991 at Enron Oil Trading and Transportation. From 1981 to 1986, Mr. Fetzer served as Manager, Crude Oil Trading for UPG Falco and P&O Falco, which later became Enron Oil Trading and Transportation. Prior to joining P&O Falco he held various financial and commercial positions with Marathon, which he joined in 1976.

Allyn R. Skelton, II, has served as Chief Financial Officer of the General Partner since December 1996. He served as Chief Financial Officer of Howell from 1989 until October 1996, and served as Senior Vice President of Howell from 1993 to December 1996. Previously, he held the position of Controller of Howell from 1985 to 1989. Mr. Skelton joined Howell in 1983 as Tax Manager. Prior to joining Howell, he held various tax and financial positions with other oil companies.

Paul A. Scoff has served as General Counsel and Secretary of the General Partner since December 1996. He served as Senior Counsel for Basis Petroleum, Inc. and its predecessor Phibro USA from June 1994 to December 1996. Prior to joining Phibro USA, he was a Senior Attorney for The Coastal Corporation ("Coastal") from 1989 until June of 1994 where he advised the marine, refining and marketing and crude gathering subsidiaries of Coastal. Mr. Scoff was in private practice from 1984 until he joined Coastal in 1989.

Allen R. Stanley has served as Vice President, Pipeline Operations, of the General Partner since December 1996. He joined Howell Crude Oil Company as Senior Vice President of Operations in February 1995 following one year of consulting work for Howell. From 1986 to his retirement from Marathon in 1992, he was Manager, Business Development and Joint Interest for the downstream component. From 1976 to 1986, he served as Manager/Gulf Coast Division in Houston, Texas for Marathon Pipe Line Company, Manager/Non-operated Joint Interests in London for Marathon, Manager/Engineering for Oasis Oil Company and Manager, Engineering for Marathon Pipe Line Company in Findlay, Ohio. Mr. Stanley began his career with Marathon in 1965.

Ben F. Runnels has served as Vice President, Trucking Operations of the General Partner since December 1996. He held the position of General Manager, Operations with Basis and its predecessor, Phibro USA, for the past four years. Prior to that, he was Manager, Operations for JM Petroleum Corporation for four years. From 1974 until 1988, he was employed by Tesoro Petroleum Corp. and held the positions of Terminal Manager, Regional Manager, Pipeline Manager, and Division Manager, respectively. From 1962 until 1974, Mr. Runnels held various managerial positions at Ryder Tank Lines, Coastal Tank Lines, Robertson Tank Lines and Gulf Oil Corporation.

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 1996 its officers and directors complied with all applicable filing requirements in a timely manner.

Officers of Salomon Inc, Basis, Howell and the General Partner will not receive any additional compensation for serving Genesis Energy, L.L.C., as members of the Board of Directors or any of its committees. Each of the independent directors will receive an annual fee of $20,000.

Item 11.  Executive Compensation

The Partnership and the General Partner were formed in September 1996 but transacted no business until December 1996. Accordingly, the General Partner paid no compensation to its directors and officers with respect to the first eleven months of 1996 or the 1995 fiscal year. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the General Partner for expenses relating to the operation of the Partnership, including salaries and bonuses of employees employed on behalf of the Partnership, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance. See "Certain Relationships and Related Transactions."

The following table summarizes certain information regarding the compensation paid or accrued by Genesis during the one month ended December 31, 1996 to the Chief Executive Officer.

                           Summary Compensation Table

                                                          Annual
                                                       Compensation
                                                          Salary
     Name and Principal Position <F1>           Year        ($)
     ---------------------------                ----      ------
     John P. vonBerg <F2>                       1996      29,167
     Chief Executive Officer and President

<F1>
No executive officer received compensation from the General Partner in amounts greater than $100,000 for the one month ended December 31, 1996. Therefore, the only executive officer listed is the Chief Executive Officer.
<F2>
Amounts listed for Mr. vonBerg represent amounts paid to him for services to the General Partner for the one month ended December 31, 1996. Mr. vonBerg did not have "Perquisites and Other Benefits" with a value greater than the lesser of $50,000 or 10% of his reported salary.

Employment Agreements

The General Partner entered into employment agreements with the following executive officers: Mr. vonBerg, Mr. Gorman, Mr. Fetzer, Mr. Skelton, Mr. Stanley, Mr. Runnels and Mr. Scoff. The agreements have an initial term expiring December 31, 1999 ("Initial Term") with one optional extension term of two years and five additional optional extension terms of one year each ("Extension Terms"), and include the following additional provisions: (i) an annual base salary, (ii) eligibility to participate in the Restricted Unit Plan (including the allocation of Initial Restricted Units) and Incentive Compensation Plan described below, (iii) confidential information and noncompetition provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance compensation under certain circumstances. Severance compensation applicable under the employment agreements for an involuntary termination during the Initial Term and Extension Terms (other than a termination for cause, as defined in the agreements) will include payment of the greater of (i) the base salary for the balance of the applicable term, or (ii) one year's base salary then in effect and, in addition, the executive will be entitled to retain the Initial Restricted Units allocated to such employee under the Restricted Unit Plan for a period of six months after termination or expiration and incentive compensation payable to the executive in accordance with the Incentive Plan. Upon expiration or termination of the agreement, the confidential information and noncompetition provisions will continue until the earlier of one year after the date of termination or the remainder of the unexpired term, but in no event for less than six months following the expiration or termination.

Restricted Unit Plan

In January 1997, the General Partner adopted a restricted unit plan (the "Restricted Unit Plan") for key employees of the General Partner. Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 194,000 Common Units (the "Initial Restricted Units") have been allocated to approximately 30 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

The Initial Restricted Units will vest upon the conversion of Subordinated OLP Units to Common OLP Units. In the event of early conversion of a portion of the Subordinated OLP Units into Common OLP Units, the Initial Restricted Units will vest in the same proportion as the percentage of Subordinated OLP Units that convert into Common OLP Units. The remaining rights to receive 97,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

Upon "vesting" in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such participant. Units issued to participants may be newly issued Units acquired by the General Partner from the Partnership at then prevailing market prices or may be acquired by the General Partner in the open market. In either case, the associated expense will be borne by the Partnership. Until Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance. Accordingly, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

Incentive Plan

In January 1997, the General Partner adopted the Genesis Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan is designed to enhance the financial performance of the Partnership by rewarding the executive officers and other specific key employees for achieving annual financial performance objectives. The Incentive Plan will be administered by the Compensation Committee. Individual participants and payments, if any, for each calendar year will be determined by and in the discretion of the Compensation Committee. In no event will incentive payments be made with respect to any year unless (i) the aggregate Minimum Quarterly Distribution in the Incentive Plan year has been distributed to each holder of Common Units, plus any arrearage thereon, and to each holder of Subordinated OLP Units, (ii) the Adjusted Operating Surplus generated during such year has equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated OLP Units and the related distribution on the General Partner's 2% general partner interest during such year and (iii) no APIs are outstanding. Any incentive payments will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Incentive Plan at any time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Partnership knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership. As set forth below, certain beneficial owners own interests in the General Partner of the Partnership.

                                                   Amount and Nature
                            Name and Address    of Beneficial Ownership     Percent
     Title of Class       of Beneficial Owner    as of January 1, 1997      of Class
 ---------------------    --------------------- -----------------------    ---------
General Partner Interest Genesis Energy, L.L.C.             1 <F1>           100.00
                         500 Dallas, Suite 3200
                         Houston, TX  77002

General Partner Interest Basis Petroleum, Inc.              1 <F1>           100.00
                         500 Dallas, Suite 3200
                         Houston, TX  77002

General Partner Interest Howell Corporation                 1 <F1><F2>       100.00
                         1111 Fannin, Suite 1500
                         Houston, TX  77002

<F1>
Basis owns 54% of Genesis Energy, L.L.C., and a wholly-owned subsidiary of
Howell owns 46% of Genesis Energy, L.L.C.   The reporting of the General Partner
interest shall not be deemed to be a concession that such interest represents a security.
<F2>
Held by wholly-owned subsidiary of Howell.

The following table sets forth certain information as of January 31, 1997, regarding the beneficial ownership of the Common Units by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                                 Amount and Nature of Beneficial Ownership
                                             --------------------------------------------------
                                             Sole Voting and  Shared Voting and      Percent
  Title of Class             Name            Investment Power  Investment Power      of Class
-------------------   -----------------     -----------------  ----------------    -----------
Genesis Energy, L.P.   Jeffrey R. Serr                -              10,000              *
Common Unit            John P. vonBerg            1,000                   -              *
                       Mark J. Gorman             1,000                   -              *
                       Thomas W. Jasper               -                   -              -
                       Paul N. Howell             1,200                   -              *
                       Ronald E. Hall             3,000                   -              *
                       Donald H. Anderson             -                   -              -
                       Herbert I. Goodman             -                   -              -
                       J. Conley Stone                -                   -              -

                       All directors and
                        executive officers
                        as a group
                       (14 in number)             7,700              12,200              *
--------------------------
* Less than 1%


The above table includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

Item 13.  Certain Relationships and Related Transactions

See Note 10 to the Consolidated Financial Statements for information regarding certain transactions between Genesis and the General Partner, Salomon Inc, Basis, and Howell and their subsidiaries and affiliates.

Basis and Howell own 1,163,700 and 991,300 Subordinated OLP Units, respectively, representing a 10.58% and 9.01% limited partner interest in GCOLP. Basis and Howell own 54% and 46%, respectively, of the General Partner. Through its control of the General Partner, Basis has the ability to control the management of the Partnership and GCOLP.

For administrative reasons, each of Basis and Howell employed through December 31, 1996, the persons responsible for managing or operating the Partnership. All employment costs and expenses related to such employees for the one month ended December 31, 1996 were charged to the General Partner and were reimbursed by the Partnership to the General Partner.

Redemption and Registration Rights Agreement. Pursuant to the Redemption and Registration Rights Agreement, the Partnership has agreed, at the end of the Subordination Period or upon earlier conversion of Subordinated OLP Units into Common OLP Units, to use reasonable efforts to sell that number of Common Units equal to the number of Common OLP Units that Basis or Howell is requesting be redeemed. The proceeds, net of underwriting discount or placement fees, if any, from such sale will be used by the Operating Partnership to redeem such Common OLP Units. The Partnership is obligated to pay the expenses incidental to redemption requests, other than the underwriting discount or placement fees, if any. The General Partner will have a proportionate percentage of its general partner interest in the Operating Partnership redeemed when Common OLP Units are redeemed in connection with the exercise of the redemption right.

Distribution Support Agreement. To further enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units with respect to each quarter through the quarter ending December 31, 2001 (subject to earlier termination commencing December 31, 1999), Salomon Inc has agreed in the Distribution Support Agreement, subject to certain limitations, to contribute or cause to be contributed cash, if necessary, to the Partnership in return for APIs. Salomon Inc's obligation to purchase APIs is limited to a maximum amount outstanding at any one time equal to $17.6 million. The Unitholders have no independent right separate and apart from the Partnership to enforce obligations of Salomon Inc under the Distribution Support Agreement. See "Cash Distribution Policy--Distribution Support."

Corporate Services Agreement. The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provides certain administrative and support services for the benefit of the Partnership. Such services may include human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. Under such agreement, Basis does not receive a fee for such services but the Partnership reimburses Basis or its affiliates for (i) allocated personnel costs (such as salaries and employee benefits) of the personnel actually providing such services, (ii) rent on office space allocated to the General Partner in Basis' offices in Houston, Texas and (iii) all reasonable out-of-pocket expenses related to the provision of such services. Either the Partnership or Basis may terminate or reduce the level of services or office space on 90 days' or 180 days' notice, respectively, to the other party. The Corporate Services Agreement may be terminated at the Partnership's or Basis' option on 180 days' notice to the other party. In the event the Corporate Services Agreement is terminated, the cost to the Partnership of obtaining the services covered thereby from third parties would likely be higher than the cost of such services under the Corporate Services Agreement. In addition, the Partnership has agreed to indemnify and hold harmless Basis and its affiliates from all claims and damages arising from the provision of services under the Corporate Services Agreement, unless due to the gross negligence or willful misconduct of Basis or its affiliates.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) and (2)  Financial Statements and Financial Statement Schedules

   See "Index to Consolidated Financial Statements" set forth on page 26.

   (a)(3)  Exhibits

        3.1 Certificate of Limited Partnership of Genesis Energy, L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 333-11545)

      * 3.2  Agreement of Limited Partnership of Genesis

        3.3 Certificate of Limited Partnership of Genesis Crude Oil, L.P. (the "Operating Partnership")

      * 3.4 Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.4 to Registration Statement, File No. 333-11545)

     * 10.1 Purchase & Sale and Contribution & Conveyance Agreement dated as of December 3, 1996 among Basis Petroleum, Inc., Howell Corporation ("Howell"), certain subsidiaries of Howell, Genesis, the Operating Partnership and Genesis Energy, L.L.C.

     * 10.2 First Amendment to Purchase & Sale and Contribution & Conveyance Agreement

     * 10.3 Distribution Support Agreement among the Operating Partnership and Salomon Inc

     * 10.4 Master Credit Support Agreement among the Operating Partnership, Salomon Inc and Basis Petroleum, Inc. ("Basis")

     * 10.5 Redemption and Registration Rights Agreement among Basis, Howell Corporation ("Howell"), certain Howell subsidiaries, Genesis and the Operating Partnership

     * 10.6 Corporate Services Agreement between Basis, Genesis and the Operating Partnership

       10.7 Non-competition Agreement among Genesis, the Operating Partnership, Salomon Inc, Basis and Howell (incorporated by reference to Exhibit 10.6 to Registration Statement, File No. 333-11545)

     * 10.8 Employment Agreement between Genesis Energy, L.L.C. and John P. vonBerg

     * 10.9  Employment Agreement between Genesis Energy, L.L.C. and Mark J.
               Gorman

     * 10.10  Employment Agreement between Genesis Energy, L.L.C. and John M.
                Fetzer

     * 10.11  Employment Agreement between Genesis Energy, L.L.C. and Allyn R.
                Skelton, II

     * 10.12  Employment Agreement between Genesis Energy, L.L.C. and Paul A.
                Scoff

     * 10.13  Employment Agreement between Genesis Energy, L.L.C. and Allen R.
                Stanley

     * 10.14  Employment Agreement between Genesis Energy, L.L.C. and Ben F.
                Runnels

       11.1 Statement Regarding Computation of Per Share Earnings (See Note 3 to the Consolidated Financial Statements - "Net Income Per Unit")

     * 21.1  Subsidiaries of the Registrant
     ------------------------
     *  Filed herewith

(b)  Reports on Form 8-K

     None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March, 1997.

                                             GENESIS ENERGY, L.P.
                                             (A Delaware Limited Partnership)

                                             By:  GENESIS ENERGY, L.L.C., as
                                                     General Partner


                                             By:    /s/  John P. vonBerg *
                                                   ---------------------------
                                                   John P. vonBerg
                                                   Chief Executive Officer and
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/  John P. vonBerg *      Director, Chief Executive Officer   March 27, 1997
---------------------------
     John P. vonBerg                and President
                            (Principal Executive Officer)


/s/  Allyn R. Skelton, II      Chief Financial Officer          March 27, 1997
---------------------------
     Allyn R. Skelton, II      (Principal Financial and
                                 Accounting Officer)


/s/  Jeffrey R. Serra *       Chairman of the Board and         March 27, 1997
---------------------------
     Jeffrey R. Serra                  Director


 /s/  Thomas W. Jasper *               Director                 March 27, 1997
---------------------------
     Thomas W. Jasper


/s/  Paul N. Howell *                  Director                 March 27, 1997
---------------------------
     Paul N. Howell


/s/  Ronald E. Hall *                  Director                 March 27, 1997
---------------------------
     Ronald E. Hall


/s/  Mark J. Gorman *                 Director and              March 27, 1997
---------------------------
     Mark J. Gorman              Executive Vice President





* By /s/  Allyn R. Skelton, II
---------------------------
     Allyn R. Skelton, II
(Attorney-in-fact for persons indicated)

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                    28

Consolidated Balance Sheet, December 31, 1996,
Balance Sheet, December 31, 1995 (Predecessor)                              29

Pro Forma Consolidated Statement of Operations for the Year
   Ended December 31, 1996,
Consolidated Statement of Operations for the One Month Ended
   December 31, 1996,
Statement of Operations for the Eleven Months Ended November 30, 1996 (Predecessor),
Statement of Operations for the Year Ended December 31, 1995
   (Predecessor), and
Statement of Operations for the Year Ended December 31, 1994 (Predecessor)  30

Consolidated Statement of Cash Flows for the One Month Ended December
   31, 1996,
Statement of Cash Flows for the Eleven Months Ended November 30, 1996
  (Predecessor),
Statement of Cash Flows for the Year Ended December 31, 1995
   (Predecessor), and
Statement of Cash Flows for the Year Ended December 31, 1994 (Predecessor)  31

Consolidated Statement of Partners' Capital for the One Month
   Ended December 31, 1996,
Statement of Divisional Equity for the Eleven Months Ended
  November 30, 1996 (Predecessor),
Statement of Divisional Equity for the Year Ended December 31, 1995
  (Predecessor), and
Statement of Divisional Equity for the Year Ended December 31, 1994
  (Predecessor)                                                             32

Notes to Consolidated Financial Statements                                  33


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genesis Energy, L.P.:

We have audited the accompanying consolidated balance sheet of Genesis Energy, L.P., (a Delaware limited partnership) as of December 31, 1996 and the related consolidated statements of operations, cash flows and partners' capital for the one month ended December 31, 1996. We have also audited the balance sheet of the Predecessor (as defined in Note 1 to the consolidated financial statements) as of December 31, 1995 and the related statements of operations, cash flows and divisional equity for the eleven months ended November 30, 1996 and the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management and the Predecessor's management, respectively. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the one month ended December 31, 1996 and the financial position of the Predecessor as of December 31, 1995 and the results of its operations and its cash flows for the eleven months ended November 30, 1996 and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


     ARTHUR ANDERSEN LLP


Houston, Texas
March 17, 1997

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                       December 31, December 31,
                                           1996       1995
                                       -----------  -----------
               Assets                              (Predecessor)
Current Assets
     Cash and cash equivalents          $ 11,878      $      -
     Accounts receivable -
          Trade                          336,358       117,361
          Related party                   52,449       155,427
     Inventories                           8,290         6,041
     Deferred income tax assets                -           456
     Other                                 1,396             -
                                        --------      --------
          Total current assets           410,371       279,285

Property and Equipment, at cost          100,097        13,517
     Less:  Accumulated depreciation     (11,160)       (9,766)
                                        --------      --------
          Net property and equipment      88,937         3,751

Other Assets, net of amortization         10,592             -
                                        --------      --------

Total Assets                            $509,900      $283,036
                                        ========      ========

     Liabilities and Partners' Capital/Divisional Equity
Current Liabilities
     Accounts payable -
          Trade                         $387,322      $212,035
          Related party                    3,430        70,316
     Accrued liabilities                   7,811         3,078
     Accrued income taxes                      -         6,030
                                        --------      --------
          Total current liabilities      398,563       291,459

Deferred Income Tax Liabilities                -            14

Commitments and Contingencies (Notes 15 and 16)

Minority Interests                        26,257             -

Divisional Equity                              -        (8,437)

Partners' Capital
     Common unitholders, 8,625 units
        issued and outstanding            83,378             -
     General partner                       1,702             -
                                        --------      --------
          Total partners' capital         85,080             -
                                        --------      --------

Total Liabilities and Partners'
  Capital/Divisional Equity             $509,900      $283,036
                                        ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per unit amounts)
                                                       One Month  Eleven Months
                                         Year Ended      Ended        Ended
                                        December 31,  December 31, November 30,Year Ended December 31,
                                                                               ----------------------
                                            1996          1996         1996       1995       1994
                                          --------      --------     --------   --------   --------
                                        (Pro forma)                      ( P r e d e c e s s o r )
                                        (Unaudited)
REVENUES:
     Gathering and marketing revenues
     Unrelated parties                   $3,101,632      $318,110 $2,194,156  $1,916,231  $1,160,151
     Related parties                      1,464,202        52,449  1,403,951   1,523,834     670,570
     Pipeline revenues                       16,780         1,426          -           -           -
                                         ----------      -------- ----------  ----------  ----------
     Total revenues                       4,582,614       371,985  3,598,107   3,440,065   1,830,721
COST OF SALES:
     Crude costs, unrelated parties       4,179,974       363,735  3,245,123   2,729,145   1,455,275
     Crude costs, related parties           346,389         2,988    327,963     680,614     350,966
     Field operating costs                   15,092         1,290      6,744       7,152       7,778
     Pipeline operating costs                 4,978           463          -           -           -
                                         ----------      -------- ----------  ----------  ----------
     Total cost of sales                  4,546,433       368,476  3,579,830   3,416,911   1,814,019
                                         ----------      -------- ----------  ----------  ----------
GROSS MARGIN                                 36,181         3,509     18,277      23,154      16,702
EXPENSES:
     General and administrative               9,470         1,363      3,316       3,658       3,858
     Depreciation and amortization            6,834           518      1,396       4,815       7,530
                                         ----------      -------- ----------  ----------  ----------

OPERATING INCOME                             19,877         1,628     13,565      14,681       5,314
OTHER INCOME (EXPENSE):
     Interest, net                               56            56        294         173        (685)
     Other, net                                 (74)            -        (83)       (197)         82
                                         ----------      -------- ----------  ----------  ----------

Income before income taxes,
  cumulative effect of change in
  accounting principle and minority
  interests                                  19,859         1,684     13,776      14,657       4,711

Income tax provision                              -             -      5,167       5,530       1,792
                                         ----------      -------- ----------  ----------  ----------
Income before cumulative effect of
  change in accounting principle
  and minority interests                     19,859         1,684      8,609       9,127       2,919

Cumulative effect of change in
  accounting principle                            -             -          -           -        (136)

Net income before minority interests         19,859         1,684      8,609       9,127       2,783
                                         ----------      -------- ----------  ----------  ----------

Minority interests                            3,970           337          -           -           -
                                         ----------      -------- ----------  ----------  ----------
NET INCOME                               $   15,889      $  1,347 $    8,609  $    9,127  $    2,783
                                         ==========      ======== ==========  ==========  ==========

NET INCOME PER COMMON UNIT               $     1.81      $   0.15
                                         ==========      ========

NUMBER OF COMMON UNITS OUTSTANDING            8,625         8,625
                                         ==========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                     One Month Eleven Months
                                                        Ended     Ended         Year Ended
                                                    December 31, November 30,  December 31,
                                                         1996      1996       1995     1994
                                                      ---------  --------   -------- --------
                                                    (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $   1,347 $   8,609  $  9,127  $  2,783
     Adjustments to reconcile net income to
       net cash provided by (used in)operating
       activities -
        Depreciation                                        479     1,396     2,178     2,472
        Amortization of intangible assets                    39         -     2,637     5,058
        Deferred income taxes                                 -       (12)     (500)     (452)
        Loss (gain) on disposal of assets                     -        82       (33)      (85)
        Minority interests equity in earnings               337         -         -         -
        Other noncash charges                               200         -       124      (196)
        Changes in components of working capital -
           Accounts receivable                         (384,681) (133,676)   98,158)  (51,951)
           Inventories                                   (4,944)    2,763     3,249      (426)
           Other current assets                          (1,260)      (17)        -         -
           Accounts payable                             381,418   118,948    98,916    52,459
           Accrued liabilities                            6,218       157        83       760
           Accrued income taxes                               -      (851)    3,858     3,413
                                                      --------- ---------  --------  --------
Net cash (used in) provided by operating activities        (847)   (2,601)   21,481    13,835

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                   (106)   (1,100)      (17)      (56)
     Increase in other assets                                 -    (1,203)        -         -
     Purchase of operations of Howell                   (74,021)        -         -         -
     Proceeds from sale of assets                             -       270       493       173
                                                      --------- ---------  --------  --------
Net cash (used in) provided by investing activities     (74,127)   (2,033)      476       117

CASH FLOWS FROM FINANCING ACTIVITIES:
     General partner contribution at formation            2,941         -         -         -
     Net proceeds of public offering of Common Units    162,975         -         -         -
     Distribution to Basis at formation                 (86,985)        -         -         -
     Net advances from (to) Basis                             -     4,634   (21,957)  (13,968)
     Other                                                  543         -         -         -
                                                      --------- ---------  --------  --------
Net cash provided by (used in) financing activities      79,474     4,634   (21,957)  (13,968)
                                                      --------- ---------  --------  --------

Net increase (decrease) in cash and cash equivalents      4,500         -         -       (16)

Cash and cash equivalents at beginning of period          7,378         -         -        16
                                                      --------- ---------  --------  --------

Cash and cash equivalents at end of period            $  11,878 $       -  $      -  $      -
                                                      ========= =========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS'
                          CAPITAL/DIVISIONAL EQUITY
                               (In thousands)


                                               Partners' Capital
                                           -----------------------
                                             Common       General   Divisional
                                           Unitholders    Partner     Equity
                                           -----------    -------   ----------
                                                                   (Predecessor)

Divisional equity at December 31, 1993                                $15,578
Net income                                                              2,783
Net advances to Basis                                                 (13,968)
                                                                      -------
Divisional equity at December 31, 1994                                  4,393
Net income                                                              9,127
Net advances to Basis                                                 (21,957)
                                                                      -------
Divisional equity at December 31, 1995                                 (8,437)
Net income for eleven months ended November 30, 1996                    8,609
Net advances from Basis                                                 4,634
                                                                      -------
Divisional equity at November 30, 1996                                $ 4,806
                                                                      =======

Initial capital based on issuance of partnership
     interests (see Note 1)                          $82,058    $1,675
Net income for the one month ended
     December 31, 1996                                 1,320        27
                                                     -------    ------
Partners' capital at December 31, 1996               $83,378    $1,702
                                                     =======    ======


   The accompanying notes are an integral part of these consolidated financial statements.


                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering
In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. The offering consisted of 7.5 million Common Units, with an option to the underwriters of the offering to purchase 1.1 million additional overallotment Common Units. The underwriters exercised their overallotment option in December 1996. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. ("GCOLP)". At December 31, 1996, the General Partner owned a 2% general partner interest in GELP.

Transactions at Formation

At the closing of the offering, GELP contributed the net proceeds of the offering ($163.0 million) to GCOLP in exchange for a 80.01% general partner interest in GCOLP. With the net proceeds of the offering, GCOLP purchased for $74.0 million a portion of the crude oil gathering, marketing and pipeline operations of Howell Corporation ("Howell") and made a distribution of $86.9 million to Basis in exchange for its conveyance of a portion of its crude oil gathering and marketing operations. GCOLP issued an aggregate of 2.2 million subordinated limited partner units ("Subordinated OLP Units") to Basis and Howell to obtain the remaining operations. Such operations acquired from Basis are hereafter referred to as the "Predecessor". The General Partner received an effective 2% general partner interest in GELP in exchange for a contribution of $2.9 million. The effects of these transactions, and the dilutive effect of differences in the consideration paid by the respective parties for their interests, have been reflected in the initial capital recorded by the Partnership.

Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP, its operating limited partnership and the Predecessor.

Basis has the largest ownership interest in the Partnership, with an effective 10.58% limited partner interest in GCOLP and ownership of 54% of the General Partner; therefore, the net assets acquired from Basis have been recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis has been treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell's operations was treated as a purchase for accounting purposes. See Note 4.

2.  Basis of Presentation

The accompanying financial statements and related notes present the consolidated financial position as of December 31, 1996 for GELP and its results of operations, cash flows and changes in partners' capital for the one month ended December 31, 1996, the financial position as of December 31, 1995 for the Predecessor and its results of operations, cash flows and changes in divisional equity for the eleven months ended November 30, 1996, and the years ended December 31, 1995 and 1994.

The accompanying financial statements of the Predecessor were prepared in connection with the public offering of limited partner interests in the Partnership. These financial statements include the accounts of the Predecessor, a division of Basis, a wholly-owned subsidiary of Salomon Inc. Cash flows of the Predecessor not funded from operating activities were funded by Basis prior to the formation of the Partnership. Changes in divisional equity during the eleven months ended November 30, 1996 and the years ended December 31, 1995 and 1994 which are not attributable to net income of the Predecessor represent net advances to or from Basis.

No provision for income taxes related to the operation of GELP is included in the accompanying consolidated financial statements, as such income will be taxable directly to the partners holding partnership interests in the Partnership. Federal income tax liabilities resulting from activities of the Predecessor and Howell prior to the closing of the offering were retained by Basis and Howell.

The unaudited pro forma Consolidated Statement of Operations for the year ended December 31, 1996 reflects certain pro forma adjustments to the historical results of operations of the Predecessor and Howell as if the Partnership had been formed on January 1, 1996. These pro forma adjustments reflect the inclusion of fees associated with the Master Credit Support Agreement, incremental fees related to execution of futures contracts on the New York Mercantile Exchange ("NYMEX") as a separate entity, and incremental general and administrative expenses and compensation costs for the operation of the Partnership as a separate public entity. The pro forma adjustments also include additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the assets acquired from Howell. The pro forma adjustments eliminate net interest expense recorded by the Predecessor and Howell as the Partnership had no long-term debt as of the closing of the public offering. Income tax provisions have also been eliminated as the Partnership is not a taxable entity. The pro forma adjustments were made based upon available information and certain estimates and assumptions which management believes provide a reasonable basis for presentation.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The Partnership owns and operates its assets through GCOLP, an operating limited partnership. The accompanying consolidated financial statements reflect the combined accounts of the Partnership and the operating partnership after elimination of intercompany transactions. All material intercompany accounts and transactions have been eliminated.

Nature of Operations

The principal business activities of the Partnership are the purchasing, gathering, transporting and marketing of crude oil in the United States. The Partnership gathers approximately 120,000 barrels per day at the wellhead principally in the southern and southwestern states and offshore in the Gulf of Mexico. The Partnership also owns and operates three crude oil pipelines onshore as well as one offshore pipeline. The onshore pipelines are in Texas, Mississippi/Louisiana and Florida/Alabama. The offshore pipeline is a 5.5-mile pipeline in the Gulf of Mexico that transports oil from Main Pass Block 64 to a connection with another party's pipeline.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership considers investments purchased with a maturity of three months or less to be cash equivalents. Funds deposited with Basis, as discussed in Note 10, are also considered cash equivalents. The Partnership has no requirement for compensating balances or restrictions on cash.

Inventories

Crude oil inventories held for sale are valued at market. Due to the nature of the Partnership's marketing activities, a minimum level of physical inventories is required, as determined by management, to ensure efficient and uninterrupted operation of the gathering business. These minimum inventories are not marked-to-market as inventories held for sale but are carried at the lower of cost or market, using the weighted-average cost method.

Store warehouse inventories, including parts and fuel, are carried at the lower of cost or market.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 20 years for pipelines and related assets, 3 to 7 years for vehicles and transportation equipment, and 3 to 10 years for buildings, office equipment, furniture and fixtures and other equipment. Maintenance and repair costs are charged against current operations. Expenditures which materially increase value, change capacities or extend useful lives are capitalized.

Other Assets

Goodwill of the Partnership is amortized over a period of 20 years and is recorded net of accumulated amortization.

Minority Interests

Minority interests represent the Subordinated OLP Units held by Basis and Howell totaling 19.59% in GCOLP and the 0.4% interest the General Partner owns directly in GCOLP. Also included in minority interests are Howell's and Basis' interests in $5 million to be retained by GCOLP for at least one year to provide additional support for the Partnership's ability to distribute the minimum quarterly distribution on the Common Units and the Subordinated OLP Units.

Environmental Liabilities

The Partnership provides for the estimated costs of environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.

Income Taxes

The Predecessor was included, through Basis, in the consolidated federal and state income tax returns of Salomon Inc. The Predecessor's federal and state income taxes were provided as if the Predecessor filed its income tax return separately from Basis. If there was taxable income, taxes were provided at the statutory rate reduced by allowable tax credits. If there was a taxable loss, a tax benefit was provided at the statutory rate without limitation of any loss deduction. The tax benefit was increased by tax credits to the extent the credits were utilized by Basis.

Income taxes have been eliminated as the Partnership is not a taxable entity. No provision for income taxes related to the operation of GELP is included in the accompanying consolidated financial statements, as such income will be taxable directly to the partners holding partnership interests in the Partnership.

Financial Instruments

The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps, options and futures contracts used to hedge future contract purchases of unpriced domestic crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the underlying risk element of the hedged item is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts." Unrecognized income of $355,000 and $1,614,000 was deferred on these contracts at December 31, 1996 and 1995, respectively.

Based on the historical correlations between the NYMEX price for West Texas intermediate crude at Cushing, Oklahoma, and the various trading hubs at which the Partnership trades, the Partnership's management believes the hedging program has been effective in minimizing the overall price risk. The Partnership continuously monitors the basis differentials between its various trading hubs and Cushing, Oklahoma, to further manage its basis exposure.

The Partnership accounts for all other transactions which are not designated as hedges under the marked-to-market method of accounting. Under this methodology, forward contracts, swaps, options and futures contracts are reflected at market value and the resulting unrealized gains and losses are recognized currently in the statement of operations. The net gains and losses are determined on a counterparty-by-counterparty basis, netted when a contractual right of offset exists and reflected as either an asset or liability on the balance sheet. Activities for trading purposes were not material to the Partnership's consolidated financial position or results of operations for all periods presented. See Note 14 for further discussion of the Partnership's financial instruments.

Revenue Recognition

Gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper.

Cost of Sales

Cost of sales consists of the cost of crude oil and field and pipeline operating expenses. Field and pipeline operating expenses consist primarily of labor costs for drivers and pipeline field personnel, truck rental costs and maintenance, utilities, insurance and property taxes.

Adoption of Accounting Standards

Effective January 1, 1994, Basis adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires employers to accrue the cost of postemployment benefits during the service periods of eligible employees. The Predecessor was allocated, as the cumulative effect of a change in accounting principle, a charge to income of $136,000 (net of income tax benefit of $73,000) in 1994 to reflect the present value at January 1, 1994, of expected future benefits to be provided for by Basis to former or inactive employees of the Predecessor after employment but before retirement attributed to employees' services prior to the January 1, 1994, adoption date.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for fiscal years beginning after December 15, 1996. The impact of this new standard is not expected to have a significant effect on the Partnership's consolidated financial position or results of operations.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for transactions occurring after December 31, 1996. The impact of the adoption of the new standard is not expected to have a significant effect on the Partnership's consolidated financial position or results of operations.

Significant Customers

A significant portion of the Partnership's revenues resulted from transactions with Basis and other Salomon Inc affiliates. No other customer accounted for more than 10% of the Partnership's revenues in any period.

Net Income Per Common Unit

Net income per Common Unit is calculated on the number of outstanding Common Units of 8,625,000. For this purpose, the 2% General Partner interest is excluded from net income.

4.  Acquisition of Howell

As discussed in Notes 1 and 2, GCOLP acquired the crude oil gathering, marketing and pipeline operations of Howell in December 1996. This acquisition has been treated as a purchase for accounting purposes.

The purchase price consisted of cash and Subordinated OLP Units in GCOLP. The total purchase price was determined as follows (in thousands).

     Cash                                       $74,021
     Subordinated OLP Units in GCOLP             21,174
     Howell's share of cash proceeds from
         the public offering of units that
         was retained in GCOLP                    2,300
                                                -------
     Total purchase price of Howell             $97,495
                                                =======


The purchase price was allocated to the assets acquired from Howell based on their relative fair values. The allocation was as follows (in thousands).

     Property and inventory                     $88,094
     Goodwill                                     9,401
                                                -------
     Total allocated                            $97,495
                                                =======


The results of operations of the assets acquired from Howell are included in the consolidated statement of operations of the Partnership for the one month ended December 31, 1996. The following unaudited pro forma information represents the consolidated pro forma amounts assuming the acquisition of Howell had occurred at the beginning of each period presented, including the operations of certain of the crude oil pipelines while they were owned by Exxon Pipeline Company from January 1 to March 31, 1995 (in thousands, except per unit amounts).

                              Year Ended December 31,
                             --------------------------
                                1996            1995
                             ----------     -----------
Revenues                     $4,582,614     $4,045,450
Net income                      $15,889        $14,711
Net income per Common Unit        $1.81          $1.67

The above amounts are based upon certain assumptions and estimates which the Partnership believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

5.  Inventories

Inventories consisted of the following (in thousands).

                                       December 31,
                                     ---------------
                                      1996      1995
                                     ------    ------
                                            (Predecessor)
     Crude inventories, at market    $3,548     $3,134
     Minimum crude inventories,
        at lower of cost or market    4,435      2,551
     Store warehouse inventories,
         at lower of cost or market     307        356
                                     ------     ------
     Total inventories               $8,290     $6,041
                                     ======     ======

As of December 31, 1996 and 1995, the number of barrels included in minimum crude inventories was 285,000 and 185,000, respectively, with approximate market values of $7,259,000 and $3,573,000, respectively.

6.  Property and Equipment

Property and equipment consisted of the following (in thousands).

                                                   December 31,
                                              --------------------
                                                1996         1995
                                              --------     -------
                                                         (Predecessor)
     Land and buildings                       $  3,553      $ 1,032
     Pipelines and related assets               80,567            -
     Vehicles and transportation equipment       8,065        3,377
     Office equipment, furniture and fixtures    3,375        3,410
     Other equipment                             4,537        5,698
                                              --------      -------
                                               100,097       13,517
     Less - Accumulated depreciation           (11,160)      (9,766)
                                              --------      -------
     Net property and equipment               $ 88,937      $ 3,751
                                              ========      =======


Depreciation expense was $479,000 for the one month ended December 31, 1996, $1,396,000 for the eleven months ended November 30, 1996 and $2,178,000 and $2,472,000 for the years ended December 31, 1995 and 1994, respectively.

7.  Other Assets

Other assets consisted of the following (in thousands).

                                           December 31,
                                     --------------------
                                       1996          1995
                                     -------       --------
                                                (Predecessor)
     Goodwill                         $ 9,401     $      -
     Producer contracts                     -       15,150
     Noncompete agreements                  -        4,910
     NYMEX seats                        1,203            -
     Other                                 27          604
                                      -------     --------
                                       10,631       20,664
     Less - Accumulated amortization     (39)      (20,664)
                                      -------     --------
     Unamortized other assets         $10,592     $      -
                                      =======     ========


Amortization expense was $39,000 for the one month ended December 31, 1996 and $2,637,000 and $5,058,000 for the years ended December 31, 1995 and 1994, respectively. There was no amortization expense for the eleven months ended November 30, 1996.

8.  Credit Resources and Liquidity

GCOLP entered into credit facilities with Salomon Inc and Basis (collectively, the "Credit Facilities") pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

Guaranty Facility

Salomon Inc is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $550 million through June 30, 1997, $500 million for the period July 1, 1997 to December 31, 1997, $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon Inc which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At December 31, 1996, the aggregate amount of obligations covered by guarantees was $459.6 million, including $260.6 million in payable obligations and $199.0 million of estimated crude oil purchase obligations for January 1997.

Working Capital Facility

Basis has agreed to use its reasonable best efforts, to the extent it has availability under its uncommitted credit lines, to provide GCOLP, through May 31, 1997, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The total amounts outstanding at any one time under the Working Capital Facility will correspondingly reduce the amounts available under the Guaranty Facility. The interest rate for the Working Capital Facility is equal to Basis' cost of borrowings as reasonably determined by Basis. The Partnership had letters of credit in the amount of $2.2 million outstanding at December 31, 1996. No direct cash advances were outstanding at December 31, 1996. Prior to the expiration of the six-month period of availability, it is expected that the Partnership will have arranged for a working capital facility through one or more third party lenders.

Summary of Credit Facilities Terms

The Master Credit Support Agreement contains various restrictive and affirmative covenants including (i) restrictions on indebtedness other than (a) pre-existing indebtedness, (b) indebtedness pursuant to Hedging Agreements (as defined in the Master Credit Support Agreement) entered into in the ordinary course of business and (c) indebtedness incurred in the ordinary course of business by acquiring and holding receivables to be collected in accordance with customary trade terms, (ii) restrictions on certain liens, investments, guarantees, loans, advances, lines of business, acquisitions, mergers, consolidations and sales of assets and (iii) compliance with certain risk management policies, audit and receivable risk exposure practices and cash management practices as in effect for Basis and as may from time to time be revised or altered by Salomon Inc in its sole discretion.

Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain
(a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, (d) a ratio of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization to Consolidated Fixed Charges of at least 1.75 to 1 as of the last day of each fiscal quarter prior to December 31, 1999 and (e) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement).

An Event of Default could result in the termination of the Credit Facilities at the discretion of Salomon Inc and Basis. Significant Events of Default include
(a) a default in the payment of (i) any principal on any payment obligation under the Credit Facilities when due or (ii) interest or fees or other amounts within two business days of the due date, (b) the guaranty exposure amount exceeding the maximum credit support amount for two consecutive calendar months,
(c) failure to perform or otherwise comply with any covenants contained in the Master Credit Support Agreement if such failure continues unremedied for a period of 30 days after written notice thereof and (d) a material misrepresentation in connection with any loan, letter of credit or guarantee issued under the Credit Facilities. Removal of the General Partner will result in the termination of the Credit Facilities and the release of all of Salomon Inc's and Basis' obligations thereunder. Salomon Inc does not currently foresee any circumstances under which it would provide guarantees or other credit support after the three-year credit support period. In addition, Salomon Inc's and Basis' obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Prior to December 1999, management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders.

There can be no assurance of the availability or the terms of credit for the Partnership. The General Partner believes that the Credit Facilities will be sufficient to support the Partnership's crude oil purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

Distributions

GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) Distributions of Available Cash to the holders of Subordinated OLP Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period (which will not end earlier than December 31, 2001) and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. MQD is $0.50 per unit.

Salomon Inc has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon Inc's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon Inc are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

In addition, the Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

9.  Partnership Equity

Partnership equity in GELP consists of the general partner interest of 2% and
8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. The general partner interest is held by the General Partner.

GELP has an approximate 80.01% general partner interest in GCOLP. The remainder of GCOLP is held by Basis, Howell and the General Partner. These interests, reflected in the consolidated financial statements as minority interests, are as follows.

                                                   Interest in
                                                      GCOLP
                                                    ---------
     Subordinated limited partner interest held by:
          Basis                                        10.58%
          Howell                                        9.01
     General partner interest in GCOLP held by
        the General Partner                             0.40
                                                      ------
     Total minority interests                          19.99%
                                                      ======

The Partnership will be managed by the General Partner. Common Units will receive distributions in liquidation in preference to Subordinated OLP Units. See Note 8 for a discussion regarding distributions.

Conversion of Subordinated OLP Units

There is no established public market for the Subordinated OLP Units. The Subordinated OLP Units will convert into common units of GCOLP ("Common OLP Units") upon the expiration of the subordination period. The subordination period will not end prior to December 31, 2001 and will only end thereafter if GCOLP satisfies certain cash distribution and earnings tests. In addition, up to one half of the Subordinated OLP Units may convert into Common OLP Units prior to the end of the subordination period if GCOLP satisfies certain cash distribution and earnings tests. Subordinated OLP Units that have converted into Common OLP Units will share equally in distributions of Available Cash with the Common Units.

Once the Subordinated OLP Units have converted into Common OLP Units, Basis or Howell may request that these units be redeemed. At such time, pursuant to a Redemption and Registration Rights Agreement, GELP will use its reasonable best efforts to sell the number of Common Units equal to the number of Common OLP Units in GCOLP that are to be redeemed. The proceeds, net of underwriting discount or placement fees from such sale, will be contributed to GCOLP and used to redeem such Common OLP Units. GELP is obligated to pay the expenses incidental to redemption requests, other than underwriting discount or placement fees. The General Partner will have a proportionate percentage of its general partner interest in GCOLP redeemed when Common OLP Units are redeemed in connection with the exercise of the redemption right.

10.  Transactions with Related Parties

Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

Sales and Purchases of Crude Oil

A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                         One Month      Eleven
                           Ended     Months Ended      Year Ended
                        December 31, November 30,     December 31,
                                                   -----------------
                            1996         1996        1995      1994
                         ---------    ----------   --------  --------
                                        ( P r e d e c e s s o r )

Sales to affiliates        $52,449    $1,403,951  $1,523,834  $670,570
Purchases from affiliates   $2,988      $327,963    $680,614  $350,966

Clearing of Commodities Futures Transactions

The Predecessor cleared its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis, and Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon Inc. The Predecessor paid commissions to these entities, of $645,000 for the eleven months ended November 30, 1996 and $376,000 and $263,000 in 1995 and 1994, respectively.

The Partnership cleared its NYMEX transactions through a third party during the month ended December 31, 1996. In 1997, the Partnership plans to use third parties as well as Basis Clearing, Inc., for clearing of NYMEX transactions.

General and Administrative Services

The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $703,000 for the one month ended December 31, 1996.

The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provides certain administrative and support services for the benefit of the Partnership. Such services may include human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. Under such agreement, Basis does not receive a fee for such services but the Partnership reimburses Basis or its affiliates for (i) allocated personnel costs (such as salaries and employee benefits) of the personnel actually providing such services, (ii) rent on office space allocated to the General Partner in Basis' offices in Houston, Texas and (iii) all reasonable out-of-pocket expenses related to the provision of such services. Either the Partnership or Basis may terminate or reduce the level of services under certain circumstances as described in the Corporate Services Agreement. In the event the Corporate Services Agreement is terminated, the cost to the Partnership of obtaining the services covered thereby from third parties would likely be higher than the cost of such services under the Corporate Services Agreement. In addition, the Partnership has agreed to indemnify and hold harmless Basis and its affiliates from all claims and damages arising from the provision of services under the Corporate Services Agreement, unless due to the gross negligence or willful misconduct of Basis or its affiliates. Charges by Basis under the Corporate Services Agreement were $120,000 for the one month ended December 31, 1996.

For the one month ended December 31, 1996, those persons who managed and operated the Partnership were employees of Basis or Howell, providing services to the General Partner under a transition services agreement. The total amount paid for the services and the related benefit costs were $344,000 to Basis and $359,000 to Howell.

Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $1,100,000 for the eleven months ended November 30, 1996 and approximately $1,200,000 for each of the years ended December 31, 1995 and 1994.

Treasury Services

The Partnership entered into a Treasury Management Agreement with Basis. Under the Treasury Management Agreement, the Partnership loans excess cash to Basis at an interest rate that is the mid-point between a market rate from third parties on invested funds and the cost to Basis of borrowing funds from Salomon Inc. At December 31, 1996, Basis owed the Partnership $6,053,000 under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the one month ended December 31, 1996, the Partnership earned interest of $52,000 on these loans by the Partnership to Basis.

Credit Facilities

As discussed in Note 8, Salomon Inc and Basis provide Credit Facilities to the Partnership. For the one month ended December 31, 1996, the Partnership paid Salomon Inc $102,000 for guarantee fees under the Credit Facilities.

11.  Supplemental Cash Flow Information

Cash received for imputed interest was $299,000 for the eleven months ended November 30, 1996. Payments of imputed interest were $169,000 and $685,000 for the years ended December 31, 1995 and 1994, respectively.

Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the eleven months ended November 30, 1996 related to 1995 and $1,959,000 during the year ended December 31, 1995 related to 1994. Basis received payments on behalf of the Predecessor of $1,109,000 in 1994 for the utilization of federal income tax net operating losses in prior periods.

12.  Employee Benefit Plans

The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. Beginning January 1, 1997, employees of the General Partner provide those services and are covered by various retirement and other benefit plans. The General Partner's employees will participate in the plans of Basis beginning in 1997.

The plans described below represent the plans of the Predecessor. The General Partner has adopted these plans in 1997.

In order to encourage long-term savings and to provide additional funds for retirement to its employees, the Predecessor sponsored a profit-sharing and retirement savings plan. Under this plan, the Predecessor's matching contribution was calculated as the lesser of 50% of each employee's annual pretax contribution or 3% of each employee's total compensation. The Predecessor also made a profit-sharing contribution of at least 3% of each eligible employee's total compensation. The Predecessor's costs relating to this plan were $267,000 for the eleven months ended November 30, 1996 and $292,000 and $289,000 in 1995 and 1994, respectively.

The Predecessor also provided certain health care and survivor benefits for its active and retired employees. Basis self-insured these benefit programs. Both active and retired employees contributed to such programs with retired employees assuming a larger portion of the cost attributable to their benefits. Expenses allocated to the Predecessor for these benefits were $369,000 for the eleven months ended November 30, 1996, and $391,000 and $625,000 in 1995 and 1994,
respectively. The Partnership has accrued approximately $200,000 at December 31, 1996 for these benefits.

The General Partner also adopted two new plans in January 1997. These plans are a restricted unit plan ("Restricted Unit Plan") for key employees of the General Partner and the Genesis Incentive Compensation Plan ("Incentive Plan").

Restricted Unit Plan

Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 194,000 Common Units (the "Initial Restricted Units") have been allocated to approximately 30 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

The Initial Restricted Units will vest upon the conversion of Subordinated OLP Units to Common OLP Units. In the event of early conversion of a portion of the Subordinated OLP Units into Common OLP Units, the Initial Restricted Units will vest in the same proportion as the percentage of Subordinated OLP Units that convert into Common OLP Units. The remaining rights to receive 97,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

Upon "vesting" in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such participant. Units issued to participants may be newly issued Units acquired by the General Partner from the Partnership at then prevailing market prices or may be acquired by the General Partner in the open market. In either case, the associated expense will be borne by the Partnership. Until Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance. Accordingly, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

Incentive Plan

The Incentive Plan is designed to enhance the financial performance of the Partnership by rewarding the executive officers and other specific key employees for achieving annual financial performance objectives. The Incentive Plan will be administered by the Compensation Committee. Individual participants and payments, if any, for each calendar year will be determined by and in the discretion of the Compensation Committee. In no event will incentive payments be made with respect to any year unless (i) the aggregate MQD in the Incentive Plan year has been distributed to each holder of Common Units, plus any arrearage thereon, and to each holder of Subordinated OLP Units, (ii) the Adjusted Operating Surplus generated during such year has equaled or exceeded the sum of the MQD on all of the outstanding Common Units and Subordinated OLP Units and the related distribution on the General Partner's 2% general partner interest during such year and (iii) no APIs are outstanding. Any incentive payments will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Incentive Plan at any time.

13.  Income Taxes

The components of the provision for income taxes for the Predecessor are as follows (in thousands).

                         November 30,   December 31,
                          ----------  --------------
                             1996     1995      1994
                            ------   ------    ------

     Current -
     Federal                 $4,656   $5,416   $1,959
     State                      523      614      212
                             ------   ------   ------
          Total current       5,179    6,030    2,171
                             ------   ------   ------

     Deferred -
     Federal                    (12)    (500)    (452)
                             ------   ------   ------
          Total deferred        (12)    (500)    (452)
                             ------   ------   ------
          Total provision    $5,167   $5,530   $1,719
                             ======   ======   ======


The components of deferred tax assets and liabilities of the Predecessor are as follows (in thousands).
                                            December 31,
                                                1995
                                            -----------
     Current deferred tax assets -
     Inventories                                $249
     Accrued liabilities                         207
          Net current deferred tax assets        456
     Noncurrent deferred tax liabilities -
     Property and equipment                      (14)
                                                ----

          Net deferred tax assets               $442
                                                ====

A reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the Predecessor's effective tax rate is as follows (in thousands).

                                                 November 30,   December 31,
                                                  ---------   ----------------
                                                     1996      1995      1994
                                                    ------    ------    ------
  Provision for income taxes at the statutory rate $4,822    $5,130    $1,649
  State taxes, net of federal tax benefit             340       399       138
  Other                                                 5         1         5
  Provision for income taxes                        5,167     5,530     1,792
  Tax effect of accounting changes                      -         -       (73)
                                                   ------    ------    ------
  Provision for income taxes after tax effect of
      accounting changes                           $5,167    $5,530    $1,719
                                                   ======    ======    ======


Net operating loss carryforwards have not been utilized as a reduction against the Predecessor's future tax liability. Rather, as the losses were utilized on the consolidated tax return, the benefit has been reflected as a contribution from Basis in the Predecessor's equity in the year of benefit.

14.  Financial Instruments

Market Risk

Market risk represents the potential loss than can be caused by a change in the market value of a commitment. In order to hedge its exposure to market fluctuations, the Partnership enters into various financial instruments with off-balance-sheet risk, including option contracts and swap agreements. The Partnership does not consider its commodity futures and forward contracts to be financial instruments since these contracts either require or permit settlement by the delivery of the underlying commodities. Normally, any contracts used to hedge market risk are generally less than one year in duration. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged transaction, at which time such gains and losses are recognized through cost of sales

Credit Risk

Credit risk represents the accounting loss that the Partnership would record if counterparties failed to perform pursuant to contractual terms. Management of credit risk involves a number of considerations, such as the financial profile of the counterparty, the value of collateral held, if any, specific terms and duration of the contractual agreement, and the counterparty's sensitivity to political and macroeconomic developments.

The Partnership's exposure to credit risk is limited to the book value of trade receivables included in the accompanying financial statements. The Partnership has established various procedures to manage credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that management's established credit criteria are met.

Fair Value and Net Gains and Losses

Estimated fair values of financial instruments and the net gains and losses, both recognized and deferred, arising from hedging activities at December 31, 1996, 1995 and 1994, are as follows (in thousands).

                           1996                     1995                      1994
                  ---------------------- ------------------------- ------------------------
                                    Net                      Net                       Net
                  Carrying Fair    Gains   Carrying Fair    Gains   Carrying  Fair   Gains
                   Amount  Value  (Losses)  Amount  Value  (Losses)  Amount  Value  (Losses)
                   ------  -----  -------  -------  -----  --------  ------  ------  -------
Option contracts
  written            $-     $-      $-       $557    $324    $213    $1,880  $2,339   $(459)


Quoted market prices are used in determining the fair value of financial instruments. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for financial instruments with similar characteristics. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

15.  Commitments and Contingencies

The Partnership uses surface, vehicle and office leases in the course of its business operations. The Partnership also leases three tanks for use in its pipeline operations. The future minimum rental payments under all noncancelable operating leases as of December 31, 1996, were as follows (in thousands).

      1997                              $  779
      1998                                 611
      1999                                 502
      2000                                   -
      2001                                   -
      Thereafter                             -
                                        ------
      Total minimum lease obligations   $1,892
                                        ======

Total operating lease expense was as follows (in thousands).

      One month ended December 31, 1996       $133
      Eleven months ended November 30, 1996   $522
      Year ended December 31, 1995            $538
      Year ended December 31, 1994            $472

The Partnership has contractual commitments (primarily forward contracts) arising in the ordinary course of business. At December 31, 1996, the Partnership had commitments to purchase 13,967,000 barrels of crude oil at fixed prices ranging from $20.30 to $26.85 per barrel extending to January 1998, and commitments to sell 11,541,000 barrels of crude oil at fixed prices ranging from $22.00 to $28.00 per barrel extending to June 1997. Additionally, the Partnership had commitments to purchase 32,742,000 barrels of crude oil extending to December 1998, and commitments to sell 7,696,000 barrels of crude oil extending to June 1997, associated with market-price related contracts.

The Partnership is subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance. The Partnership's management has made an assessment of its potential environmental exposure and determined that such exposure is not material to its consolidated financial position, results of operations or cash flows. As part of the formation of the Partnership, Basis and Howell agreed to be responsible for certain environmental conditions related to their ownership and operation of their respective assets contributed to the Partnership and for any environmental liabilities which Basis or Howell may have assumed from prior owners of these assets.

The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. No such matters are presently pending.

As part of the formation of the Partnership, Basis and Howell agreed to each retain liability and responsibility for the defense of any future lawsuits arising out of activities conducted by Basis and Howell prior to the formation of the Partnership and have also agreed to cooperate in the defense of such lawsuits.

16.  Subsequent Event

On March 17, 1997, Salomon Inc announced that it had entered into a letter of intent to sell 100% of the stock of Basis to Valero Energy Corporation. The parties expect the transaction to close in May 1997. Prior to the transaction, Basis will convey its interests in the Partnership and in the General Partner to Salomon Inc.

Management is currently evaluating the impact that such a sale may have on the Partnership. Salomon Inc, who controls the General Partner through their indirect 54% ownership, does not anticipate that the transaction with Valero will have a material impact on the Partnership.