Form 10-K405/A
period 1996-12-31
GENESIS ENERGY LP
filed 1997-04-07
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K/A
                                 AMENDMENT NO. 1

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

     * 10.13  Employment Agreement between Genesis Energy, L.L.C. and Allen R.
                Stanley

     * 10.14  Employment Agreement between Genesis Energy, L.L.C. and Ben F.
                Runnels

       11.1 Statement Regarding Computation of Per Share Earnings (See Note 3 to the Consolidated Financial Statements - "Net Income Per Unit")

     * 21.1  Subsidiaries of the Registrant
     ------------------------
     *  Filed herewith

(b)  Reports on Form 8-K

     None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of April, 1997.

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


/s/  John P. vonBerg *      Director, Chief Executive Officer   April 7, 1997
---------------------------
     John P. vonBerg                and President
                            (Principal Executive Officer)


/s/  Allyn R. Skelton, II      Chief Financial Officer          April 7, 1997
---------------------------
     Allyn R. Skelton, II      (Principal Financial and
                                 Accounting Officer)


/s/  Jeffrey R. Serra *       Chairman of the Board and         April 7, 1997
---------------------------
     Jeffrey R. Serra                  Director


/s/  Thomas W. Jasper *                Director                 April 7, 1997
---------------------------
     Thomas W. Jasper


/s/  Paul N. Howell *                  Director                 April 7, 1997
---------------------------
     Paul N. Howell


/s/  Ronald E. Hall *                  Director                 April 7, 1997
---------------------------
     Ronald E. Hall


/s/  Mark J. Gorman *                 Director and              April 7, 1997
---------------------------
     Mark J. Gorman              Executive Vice President





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


/s/  Arthur Andersen LLP
-------------------------------------
     ARTHUR ANDERSEN LLP


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

                              Year Ended December 31,
                             --------------------------
                                1996            1995
                             ----------     -----------
Revenues                     $4,582,614     $4,045,450
Net income                      $15,889        $16,918
Net income per Common Unit        $1.81          $1.92

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