Form 10-Q
period 1997-03-31
GENESIS ENERGY LP
filed 1997-05-16
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12295


                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                               76-0513049
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


      500 Dallas, Suite 3200, Houston, Texas              77002
     (Address of principal executive offices)           (Zip Code)


                                (713) 646-1200
              (Registrant's telephone number, including area code)




                                Yes    X      No
                                    ------       ------



                          This report contains 14 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page
                                                                       ----
     Condensed Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996                                          3
     Condensed Consolidated Statement of Operations for the
          Three Months Ended March 31, 1997,
     Pro Forma Condensed Consolidated Statement of Operations
          for the Three Months Ended March 31, 1996, and
     Condensed Statement of Operations for the Three Months
          Ended March 31, 1996 (Predecessor)                             4
     Condensed Consolidated Statement of Cash Flows for the Three
          Months Ended March 31, 1997, and
     Condensed Statement of Cash Flows for the Three Months Ended
          March 31, 1996 (Predecessor)                                   5
     Condensed Consolidated Statement of Partners' Capital for
          the Three Months Ended March 31, 1997                          6
     Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 12


                           PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                              14
Item 6.   Exhibits and Reports on Form 8-K                               14

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      March 31, December 31,
                                                         1997      1996
                                                       --------  --------
            Assets                                              (Unaudited)
Current Assets
     Cash and cash equivalents                         $ 11,556  $ 11,878
                                                       --------  --------
     Accounts receivable -
          Trade                                         262,304   336,358
          Related party                                  83,397    52,449
     Inventories                                          3,790     8,290
     Other                                                1,212     1,396
                                                       --------  --------
          Total current assets                          362,259   410,371

Property and Equipment, at cost                         100,554   100,097
     Less:  Accumulated depreciation                    (12,608)  (11,160)
                                                       --------  --------
          Net property and equipment                     87,946    88,937

Other Assets, net of amortization                        10,482    10,592
                                                       --------  --------

Total Assets                                           $460,687  $509,900
                                                       ========  ========

     Liabilities and Partners' Capital
Current Liabilities
     Accounts payable -
          Trade                                        $313,898  $387,322
          Related party                                  18,560     3,430
     Accrued liabilities                                 13,462     7,811
                                                       --------  --------
          Total current liabilities                     345,920   398,563

Commitments and Contingencies (Note 8)

Minority Interests                                       26,943    26,257

Partners' Capital
     Common unitholders, 8,625 units issued
         and outstanding                                 86,067    83,378
     General partner                                      1,757     1,702
                                                       --------  --------
          Total partners' capital                        87,824    85,080
                                                       --------  --------

Total Liabilities and Partners' Capital                $460,687  $509,900
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                 1997       1996       1996
                                               --------  ----------  --------
                                                        (Pro Forma)(Predecessor)

REVENUES:
     Gathering and marketing revenues
          Unrelated parties                    $729,521  $  589,538  $453,166
          Related parties                       212,905     407,583   405,453
     Pipeline revenues                            4,056       4,078         -
                                               --------  ----------  --------
          Total revenues                        946,482   1,001,199   858,619
COST OF SALES:
     Crude costs, unrelated parties             903,962     877,201   745,519
     Crude costs, related parties                30,916     109,057   104,907
     Field operating costs                        3,348       3,814     1,824
     Pipeline operating costs                     1,222       1,178         -
                                               --------  ----------  --------
          Total cost of sales                   939,448     991,250   852,250
                                               --------  ----------  --------
GROSS MARGIN                                      7,034       9,949     6,369
EXPENSES:
     General and administrative                   2,133       2,268       877
     Depreciation and amortization                1,565       1,788       483
                                               --------  ----------  --------

OPERATING INCOME                                  3,336       5,893     5,009
OTHER INCOME (EXPENSE):
     Interest, net                                   92           -        89
     Other, net                                       2         (79)      (80)
                                               --------  ----------  --------

Income before income taxes and
    minority interests                            3,430       5,814     5,018

Income tax provision                                  -           -     1,887
                                               --------  ----------  --------
Net income before minority interests              3,430       5,814     3,131

Minority interests                                  686       1,162         -
                                               --------  ----------  --------
NET INCOME                                     $  2,744  $    4,652  $  3,131
                                               ========  ==========  ========

NET INCOME PER COMMON UNIT                     $   0.31  $     0.53
                                               ========  ==========

NUMBER OF COMMON UNITS OUTSTANDING                8,625       8,625
                                               ========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                          1997      1996
                                                         ------    ------
                                                               (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                          $2,744    $3,131
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities-
          Depreciation                                    1,448       483
          Amortization of intangible assets                 117         -
          Minority interests equity in earnings             686         -
          Other noncash charges                              17        12
          Changes in components of working capital-
               Accounts receivable                       43,106   (67,902)
               Inventories                                4,500     2,043
               Other current assets                         184         -
               Accounts payable                         (58,294)   44,790
               Accrued liabilities                        5,634       (76)
               Accrued income taxes                           -    (4,073)
                                                       --------  --------
Net cash provided by (used in) operating activities         142   (21,592)
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                   (457)        -
     Increase in other assets                                (7)        -
     Proceeds from sale of assets                             -       270
                                                       --------  --------
Net cash (used in) provided by investing activities        (464)      270
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net advances from Basis                                  -    21,322
                                                       --------  --------
Net cash provided by financing activities                     -    21,322
                                                       --------  --------

Net decrease in cash and cash equivalents                  (322)        -

Cash and cash equivalents at beginning of period         11,878         -
                                                       --------  --------

Cash and cash equivalents at end of period             $ 11,556  $      -
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                     Partners' Capital
                                                     -----------------
                                                     Common    General
                                                  Unitholders  Partner
                                                     -------    ------
Partners' capital at December 31, 1996               $83,378    $1,702
Net income for the three months ended March 31, 1997   2,689        55
                                                     -------    ------
Partners' capital at March 31, 1997                  $86,067    $1,757
                                                     =======    ======



   The accompanying notes are an integral part of these consolidated financial statements.

                  GENESIS ENERGY, L.P.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Formation and Offering

In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. ("GCOLP"). At March 31, 1997, the General Partner owned a 2% general partner interest in GELP.

Transactions at Formation

At the closing of the offering, GELP contributed the net proceeds of the offering to GCOLP in exchange for an 80.01% general partner interest in GCOLP. With the net proceeds of the offering, GCOLP purchased a portion of the crude oil gathering, marketing and pipeline operations of Howell Corporation ("Howell") and made a distribution to Basis Petroleum, Inc. ("Basis") in exchange for its conveyance of a portion of its crude oil gathering and marketing operations. GCOLP issued an aggregate of 2.2 million subordinated limited partner units ("Subordinated OLP Units") to Basis and Howell to obtain the remaining operations. Such operations acquired from Basis are hereafter referred to as the "Predecessor".

Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP, its operating limited partnership and the Predecessor.

2.  Basis of Presentation

The accompanying financial statements and related notes present the consolidated financial position as of March 31, 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the three months ended March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1996 for the Predecessor.

The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC.

These financial statements include the accounts of the Predecessor, a division of Basis, a wholly-owned subsidiary of Salomon Inc. Cash flows of the Predecessor not funded from operating activities were funded by Basis prior to the formation of the Partnership.

The unaudited pro forma Condensed Consolidated Statement of Operations for the three months ended March 31, 1996 reflects certain pro forma adjustments to the historical results of operations of the Predecessor and Howell as if the Partnership had been formed on January 1, 1996. These pro forma adjustments reflect the inclusion of fees associated with the Master Credit Support Agreement, incremental fees related to execution of futures contracts on the New York Mercantile Exchange ("NYMEX") as a separate entity, and incremental general and administrative expenses and compensation costs for the operation of the Partnership as a separate public entity. The pro forma adjustments also include additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the assets acquired from Howell. The pro forma adjustments eliminate net interest expense recorded by the Predecessor and Howell as the Partnership had no long-term debt as of the closing of the public offering. Income tax provisions have also been eliminated as the Partnership is not a taxable entity. The pro forma adjustments were made based upon available information and certain estimates and assumptions which management believes provide a reasonable basis for presentation.

3.  Adoption of Accounting Standards

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which established new accounting and reporting for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. This new standard did not have a significant effect on the Partnership's consolidated financial position or results of operations.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. The adoption of the new standard did not have a significant effect on the Partnership's consolidated financial position or results of operations.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new accounting and reporting standards for earnings per share. The statement is effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. The adoption of the new standard did not have an impact on the Partnership's consolidated financial position or results of operations.

4.  Credit Resources

GCOLP entered into credit facilities with Salomon Inc and Basis (collectively, the "Credit Facilities") pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

Guaranty Facility

Salomon Inc is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $550 million through June 30, 1997, $500 million for the period July 1, 1997 to December 31, 1997, $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon Inc which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At March 31, 1997, the aggregate amount of obligations covered by guarantees was $366.4 million, including $200.9 million in payable obligations and $165.5 million of estimated crude oil purchase obligations for April 1997.

Working Capital Facility

Basis has agreed to use its reasonable best efforts, to the extent it has availability under its uncommitted credit lines, to provide GCOLP, through May 31, 1997, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The Partnership had letters of credit in the amount of $2.2 million outstanding at March 31, 1997. No direct cash advances were outstanding at March 31, 1997. Salomon Inc has assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and extended the term of the agreement to August 31, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the expiration of the availability of the Working Capital Facility.

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

5.  Transactions with Related Parties

Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

Sales and Purchases of Crude Oil

A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                            Three Months  Three Months
                                Ended        Ended
                              March 31,    March 31,
                                1997          1996
                              --------      --------
                                          (Predecessor)
Sales to affiliates           $212,905      $405,453
Purchases from affiliates      $30,916      $104,907

Clearing of Commodities Futures Transactions

The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc., ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc., of $14,000 for the three months ended March 31, 1997.

The Predecessor cleared its NYMEX transactions through Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon Inc. The Predecessor paid commissions of $164,000 to this entity for the three months ended March 31, 1996.

General and Administrative Services

The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $3,656,000 for the three months ended March 31, 1997.

The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provides certain administrative and support services for the benefit of the Partnership. Such services may include human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. Under such agreement, Basis does not receive a fee for such services but the Partnership reimburses Basis or its affiliates for (i) allocated personnel costs (such as salaries and employee benefits) of the personnel actually providing such services, (ii) rent on office space allocated to the General Partner in Basis' offices in Houston, Texas and (iii) all reasonable out-of-pocket expenses related to the provision of such services. Either the Partnership or Basis may terminate or reduce the level of services under certain circumstances as described in the Corporate Services Agreement. In the event the Corporate Services Agreement is terminated, the cost to the Partnership of obtaining the services covered thereby from third parties would likely be higher than the cost of such services under the Corporate Services Agreement. In addition, the Partnership has agreed to indemnify and hold harmless Basis and its affiliates from all claims and damages arising from the provision of services under the Corporate Services Agreement, unless due to the gross negligence or willful misconduct of Basis or its affiliates. Charges by Basis under the Corporate Services Agreement were $353,000 for the three months ended March 31, 1997.

Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $300,000 for the three months ended March 31, 1996.

Treasury Services

The Partnership entered into a Treasury Management Agreement with Basis. Under the Treasury Management Agreement, the Partnership loans excess cash to Basis at an interest rate that is the mid-point between a market rate from third parties on invested funds and the cost to Basis of borrowing funds from Salomon Inc. At March 31, 1997, Basis owed the Partnership $6,200,000 under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the three months ended March 31, 1997, the Partnership earned interest of $97,000 on these loans by the Partnership to Basis.

Credit Facilities

As discussed in Note 4, Salomon Inc and Basis provide Credit Facilities to the Partnership. For the three months ended March 31, 1997, the Partnership paid Salomon Inc $191,000 for guarantee fees under the Credit Facilities. The Partnership paid Basis $82,000 for interest under the Credit Facilities during the same period.

6.  Supplemental Cash Flow Information

Cash received by the Partnership for interest was $183,000 for the three months ended March 31, 1997. Payments of interest were $59,000 for the three months ended March 31, 1997.

Cash received by the Predecessor for imputed interest was $91,000 for the three months ended March 31, 1996.

Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the three months ended March 31, 1996 related to 1995.

7.  Contingencies

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

8.  Distributions

On April 2, 1997, the Board of Directors of the General Partner declared a cash distribution of $0.66 per Unit for the period December 3, 1996 through March 31, 1997. This distribution will be paid on May 15, 1997, to the General Partner and all other Common Unitholders of record as of the close of business on April 30, 1997. The Subordinated OLP Unitholders will not receive a distribution for that period.

9.  Subsequent Event

On May 1, 1997, Salomon Inc sold 100% of the stock of Basis to Valero Energy Corporation. In conjunction with the sale, Basis intends to transfer its Subordinated OLP interests and its interest in the General Partner to Salomon Inc. Additionally, Salomon Inc assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and the Treasury Management Agreement. The Partnership has several other agreements in place with Basis. The sale of Basis by Salomon Inc may have a material effect on Genesis.

Salomon Inc will provide certain services under the Corporate Services Agreement, and Basis will continue to provide the remaining services under the Corporate Services Agreement through at least December 31, 1997, unless terminated earlier by the Partnership.

As a result of the sale, the Partnership intends to relocate to new offices. The move will require the Partnership to purchase various items that were heretofore supplied by Basis pursuant to the Corporate Services Agreement. Additionally, the Partnership will hire additional personnel and contract with third party vendors to perform certain of the functions that were previously performed by Basis pursuant to the Corporate Services Agreement, including telecommunications related services, accounting and human resource services, corporate office services, and NYMEX brokering and clearing activities. The General Partner estimates that the Partnership will make expenditures of a one-time nature of approximately $1.7 million. The General Partner is evaluating the additional annual costs that will be incurred, but anticipates that it will be less than the $1.3 million stated in the Partnership's Prospectus, issued in relation to its recent initial public offering, to replace the services and employee benefit plans that are presently provided by Basis pursuant to the Corporate Services Agreement.

At formation of the Partnership, Howell, Basis and Salomon Inc entered into an agreement not to compete with the Partnership for a period of ten years. Management has not been privy to the Basis sale documents, but is of the opinion that such non-competition agreement will continue to be binding on Basis after the sale to Valero. Salomon Inc has informed the Partnership that they do not agree with management's view on this issue. No assurance can be given concerning the enforceability of the non-competition agreement.

                           GENESIS ENERGY, L.P.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Genesis Energy, L.P., operates crude oil common carrier pipelines and is one of the largest independent gatherers and marketers of crude oil in North America, with operations concentrated in Texas, Louisiana, Alabama, Florida, Mississippi, New Mexico, Kansas and Oklahoma. The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

Results of Operations - Three Months Ended March 31, 1997 Compared with Pro Forma Three Months Ended March 31, 1996

Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                                  Three Months Ended March 31,
                                                          1997      1996
                                                       --------   --------
                                                                (Pro Forma)

Gross margin
     Gathering and marketing                           $  4,200   $ 7,049
     Pipeline                                          $  2,834   $ 2,900

General and administrative expenses                    $  2,133  $  2,268

Depreciation and amortization                          $  1,565  $  1,788

Operating income                                       $  3,336  $  5,893

Interest income (expense), net                         $     94  $    (79)

Volumes per day
     Wellhead                                           106,811   109,699
     Bulk                                               152,322   191,671
     Pipeline                                            80,789    81,550

Gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels of crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are generally not meaningful in analyzing the variation in gross margin. Such changes are not addressed in the following discussion.

Pipeline gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Partnership's pipeline operations.

Gross margin from gathering and marketing operations was $4.2 million for the quarter ended March 31, 1997, as compared to $7.0 million for the pro forma quarter ended March 31, 1996. In the 1996 period, crude oil inventories were at very low levels and demand for crude oil from refiners was strong. Gathering and marketing margins expanded as sale prices increased faster than prices paid to producers for crude oil at the wellhead. In the 1997 period, crude oil supply exceeded refiner demand and gathering and marketing margins declined as sale prices decreased much quicker than prices paid to producers. Margins in the 1997 period were also adversely impacted by increases in the cost to exchange sweet and sour grades of crude oil at Midland, Texas, for West Texas Intermediate at Cushing, Oklahoma. Both trends have continued into the second quarter of 1997, further depressing gross margin from gathering and marketing activities.

Pipeline gross margin was $2.8 million for the quarter ended March 31, 1997, as compared to the pro forma pipeline gross margin of $2.9 million for the first quarter of 1996. Pipeline barrels per day decreased by 761 barrels between the two periods, slightly reducing pipeline revenue. Operating costs increased slightly in the 1997 period, contributing to the decrease in gross margin.

General and administrative expenses were $2.1 million for the three months ended March 31, 1997, a slight decrease from the prior year period. Depreciation and amortization declined $0.2 million from the 1996 period to $1.6 million for the 1997 first quarter, primarily attributable to certain assets becoming fully depreciated during 1996.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities were $0.1 million for the three months ended March 31, 1997. The timing of payment for crude purchases utilized the cash flows from net income. Operating activities of the Predecessor in the prior year period utilized cash of $21.6 million primarily due to variations in the timing of payment of crude purchase obligations.

For the three months ended March 31, 1997, cash flows utilized in investing activities were $0.5 million as a result of additions in property and equipment, primarily related to pipeline operations. In the 1996 first quarter, investing activities of the Predecessor produced cash flows of $0.3 million as a result of the sale of surplus property and equipment.

Cash flows provided by financing activities of $21.3 million in the quarter ended March 31, 1996, resulted from advances by Basis to the Predecessor.

Working Capital and Credit Resources

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, Salomon Inc assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and extended the term of these agreements to August 31, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the August 31, 1997 expiration.

The Partnership believes it has sufficient funds on hand to fund the one-time expenditures associated with relocating the Partnership offices as discussed in
Note 9 of the Notes to Condensed Consolidated Financial Statements.

Forward Looking Statements

The statements in this Report on Form 10-Q that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, refiner demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.


                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

See Part I. Item 1. Note 7 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.  First Amendment to Master Credit Support Agreement

     (b)  Reports on Form 8-K.

          None
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENESIS ENERGY, L.P.
                                  (A Delaware Limited Partnership)

                             By:  GENESIS ENERGY, L.L.C., as
                                     General Partner


Date:  May 15, 1997          By:  /s/  Allyn R. Skelton, II
                                  --------------------------
                                  Allyn R. Skelton, II
                                  Chief Financial Officer