Form 10-Q
period 1997-06-30
GENESIS ENERGY LP
filed 1997-08-12
CIK 1022321

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

                  For the quarterly period ended June 30, 1997

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

                                 Yes   X       No
                                    ------        ------

                          This report contains 15 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                      Page
     Condensed Consolidated Balance Sheets - June 30, 1997 and
        December 31, 1996                                             3
     Condensed Consolidated Statement of Operations for the
        Three and Six Months Ended June 30, 1997,
     Pro Forma Condensed Consolidated Statement of Operations
         for the Three and Six Months Ended June 30, 1996, and
     Condensed Statement of Operations for the Three and Six
         Months Ended June 30, 1996 (Predecessor)                     4
     Condensed Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 1997, and
     Condensed Statement of Cash Flows for the Six Months Ended
         June 30, 1996 (Predecessor)                                  5
     Condensed Consolidated Statement of Partners' Capital for
         the Six Months Ended June 30, 1997                           6
     Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        13


                           PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                          15
Item 6.   Exhibits and Reports on Form 8-K                           15

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       June 30, December 31,
                                                         1997      1996
                                                       --------  --------
                   Assets                             (Unaudited)
Current assets
     Cash and cash equivalents                         $ 13,461  $ 11,878
     Accounts receivable -
          Trade                                         281,131   336,358
          Related party                                   1,874    52,449
     Inventories                                          5,186     8,290
     Other                                                1,012     1,396
                                                       --------  --------
          Total current assets                          302,664   410,371

Property and equipment, at cost                         100,959   100,097
     Less:  Accumulated depreciation                    (13,863)  (11,160)
                                                       --------  --------
          Net property and equipment                     87,096    88,937

Other assets, net of amortization                        10,367    10,592
                                                       --------  --------
Total assets                                           $400,127  $509,900
                                                       ========  ========

     Liabilities and Partners' Capital
Current liabilities
     Accounts payable -
          Trade                                        $269,307  $387,322
          Related party                                  11,807     3,430
     Accrued liabilities                                  8,453     7,811
                                                       --------  --------
          Total current liabilities                     289,567   398,563

Commitments and contingencies (Note 8)

Minority interests                                       27,263    26,257

Partners' capital
     Common unitholders, 8,625 units issued and
        outstanding                                      81,631    83,378
     General partner                                      1,666     1,702
                                                       --------  --------
          Total partners' capital                        83,297    85,080
                                                       --------  --------

Total liabilities and partners' capital                $400,127  $509,900
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                     Three Months Ended June 30,          Six Months Ended June 30,
                                    1997        1996        1996        1997        1996        1996
                                  --------  ----------  ----------  ----------  ----------  ----------
                                            (Pro Forma) (Predecessor)          (Pro Forma) (Predecessor)

REVENUES:
  Gathering and marketing revenues
    Unrelated parties             $840,537  $  719,357  $  566,939  $1,570,058  $1,308,895  $1,020,105
    Related parties                 45,597     533,960     532,252     258,502     941,543     937,705
  Pipeline revenues                  4,552       4,260           -       8,608       8,338           -
                                  --------  ----------  ----------  ----------  ----------  ----------
      Total revenues               890,686   1,257,577   1,099,191   1,837,168   2,258,776   1,957,810
COST OF SALES:
  Crude costs, unrelated parties   862,496   1,144,301     999,121   1,766,458   2,021,502   1,744,640
  Crude costs, related parties      18,738      94,564      90,414      49,654     203,621     195,321
  Field operating costs              2,926       3,752       1,844       6,274       7,566       3,668
  Pipeline operating costs           1,587       1,310           -       2,809       2,488           -
                                  --------  ----------  ----------  ----------  ----------  ----------
     Total cost of sales           885,747   1,243,927   1,091,379   1,825,195   2,235,177   1,943,629
                                  --------  ----------  ----------  ----------  ----------  ----------
GROSS MARGIN                         4,939      13,650       7,812      11,973      23,599      14,181
EXPENSES:
  General and administrative         2,180       2,390         912       4,313       4,658       1,789
  Depreciation and amortization      1,567       2,293         467       3,132       4,081         950
                                  --------  ----------  ----------  ----------  ----------  ----------

OPERATING INCOME                     1,192       8,967       6,433       4,528      14,860      11,442
OTHER INCOME (EXPENSE):
  Interest, net                        369           -         (10)        461           -          79
  Other, net                            41           -           -          43         (79)        (80)
                                  --------  ----------  ----------  ----------  ----------  ----------

Income before income taxes and
  minority interests                 1,602       8,967       6,423       5,032      14,781      11,441

Income tax provision                     -           -       2,415           -           -       4,302
                                  --------  ----------  ----------  ----------  ----------  ----------
Net income before minority
  interests                          1,602       8,967       4,008       5,032      14,781       7,139

Minority interests                     320       1,793           -       1,006       2,955           -
                                  --------  ----------  ----------  ----------  ----------  ----------
NET INCOME                        $  1,282  $    7,174  $    4,008  $    4,026  $   11,826  $    7,139
                                  ========  ==========  ==========  ==========  ==========  ==========

NET INCOME PER COMMON UNIT        $   0.15  $     0.82              $     0.46  $     1.34
                                  ========  ==========              ==========  ==========

NUMBER OF COMMON UNITS
  OUTSTANDING                        8,625       8,625                   8,625       8,625
                                  ========  ==========              ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                   Six Months Ended June 30,
                                                         1997      1996
                                                      ---------  --------
                                                              (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   4,026  $  7,139
   Adjustments to reconcile net income to net
       cash provided by (used in)operating activities -
     Depreciation                                         2,897       950
     Amortization of intangible assets                      235         -
     Minority interests equity in earnings                1,006         -
     (Gain) loss on sales of fixed assets                   (47)       82
     Other noncash charges                                   33      (234)
     Changes in components of working capital -
          Accounts receivable                           105,802   (90,180)
          Inventories                                     3,104     4,034
          Other current assets                              383         -
          Accounts payable                             (109,638)   80,374
          Accrued liabilities                               610      (513)
          Accrued income taxes                                -    (1,493)
                                                      ---------  --------
Net cash provided by operating activities                 8,411       159
                                                      ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (1,313)        -
     Increase in other assets                               (10)        -
     Proceeds from sales of assets                          304       270
                                                      ---------  --------
Net cash (used in) provided by investing activities      (1,019)      270
                                                      ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions:
     To common unitholders                               (5,693)        -
     To general partner                                    (116)        -
     Net advances from Basis                                  -      (429)
Net cash used in financing activities                    (5,809)     (429)
                                                      ---------  --------

Net increase in cash and cash equivalents                 1,583         -

Cash and cash equivalents at beginning of period         11,878         -
                                                      ---------  --------
Cash and cash equivalents at end of period            $  13,461  $      -
                                                      =========  ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                           Partners' Capital
                                                          ---------------------
                                                            Common     General
                                                          Unitholders  Partner
                                                          -----------  -------
Partners' capital at December 31, 1996                      $83,378    $1,702
Net income for the six months ended June 30, 1997             3,946        80
Distributions during the six months ended June 30, 1997      (5,693)     (116)
                                                            -------    ------
Partners' capital at June 30, 1997                          $81,631    $1,666
                                                            =======    ======




   The accompanying notes are an integral part of these consolidated financial statements.
                              GENESIS ENERGY, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. ("GCOLP"). At June 30, 1997, the General Partner owned a 2% general partner interest in GELP.
  Transactions at Formation
    At the closing of the offering, GELP contributed the net proceeds of the offering to GCOLP in exchange for an 80.01% general partner interest in GCOLP. With the net proceeds of the offering, GCOLP purchased a portion of the crude oil gathering, marketing and pipeline operations of Howell Corporation ("Howell") and made a distribution to Basis Petroleum, Inc. ("Basis") in exchange for its conveyance of a portion of its crude oil gathering and marketing operations. GCOLP issued an aggregate of 2.2 million subordinated limited partner units ("Subordinated OLP Units") to Basis and Howell to obtain the remaining operations. Such operations acquired from Basis are hereafter referred to as the "Predecessor".
  Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP, its operating limited partnership and the Predecessor.

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of June 30, 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the periods indicated. These financial statements also present the results of operations and cash flows of the Predecessor for the periods indicated.
  The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC.
  These financial statements include the accounts of the Predecessor, a division of Basis, which, until May 1, 1997, was a wholly-owned subsidiary of Salomon Inc. Cash flows of the Predecessor not funded from operating activities were funded by Basis prior to the formation of the Partnership.
  The unaudited pro forma Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 reflect certain pro forma adjustments to the historical results of operations of the Predecessor and Howell as if the Partnership had been formed on January 1, 1996. These pro forma adjustments reflect the inclusion of fees associated with the Master Credit Support Agreement, incremental fees related to execution of futures contracts on the New York Mercantile Exchange ("NYMEX") as a separate entity, and incremental general and administrative expenses and compensation costs for the operation of the Partnership as a separate public entity. The pro forma adjustments also include additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the assets acquired from Howell. The pro forma adjustments eliminate net interest expense recorded by the Predecessor and Howell as the Partnership had no long-term debt as of the closing of the public offering. Income tax provisions have also been eliminated as the Partnership is not a taxable entity. The pro forma adjustments were made based upon available information and certain estimates and assumptions which management believes provide a reasonable basis for presentation.

3.   Accounting Policies

  A summary of the Partnership's significant accounting policies is included in
Note 3 of the Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.
  Derivative Financial Instruments
    The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps, options and futures contracts used to hedge future contract purchases of unpriced domestic crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the underlying risk element of the hedged item is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts." Deferred gains and losses from derivative financial instruments are included in the Consolidated Balance Sheets in accrued liabilities or accounts receivable, respectively. Recognized gains and losses from derivative financial instruments are included in cost of crude in the Consolidated Statements of Operations.
    Based on the historical correlations between the NYMEX price for West Texas intermediate crude at Cushing, Oklahoma, and the various trading hubs at which the Partnership trades, the Partnership's management believes the hedging program has been effective in minimizing the overall price risk. The Partnership continuously monitors the basis differentials between its various trading hubs and Cushing, Oklahoma, to further manage its basis exposure.
    Should a derivative financial instrument cease to serve as a hedge of inventories or contractual commitments, the derivative financial instrument is accounted for under the marked-to-market method of accounting. Under this method, derivative financial instruments are reflected at market value and the resulting unrealized gains and losses are recognized currently in cost of crude in the Consolidated Statements of Operations.

4.  Adoption of Accounting Standards

  In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which established new accounting and reporting for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement are effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. This new standard did not have a significant effect on the Partnership's consolidated financial position or results of operations.
  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement is effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. The adoption of the new standard did not have a significant effect on the Partnership's consolidated financial position or results of operations.
  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new accounting and reporting standards for earnings per share. The statement is effective for the Partnership for the year ending December 31, 1997 and was adopted on January 1, 1997. The adoption of the new standard did not have an impact on the Partnership's consolidated financial position or results of operations.
  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the Partnership's 1997 financial statements; however, management is evaluating what, if any, additional disclosures may be required when these two statements are implemented.

5.  Credit Resources

  Pursuant to a Master Credit Support Agreement, GCOLP has established credit facilities with Salomon Inc (the "Credit Facilities"). GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.
  Guaranty Facility
    Salomon Inc is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $500 million for the period July 1, 1997 to December 31, 1997, $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon Inc which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At June 30, 1997, the aggregate amount of obligations covered by guarantees was $307 million, including $168 million in payable obligations and $139 million of estimated crude oil purchase obligations for July 1997.
  Working Capital Facility
    Salomon has agreed to provide GCOLP, through August 31, 1997, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The Partnership had letters of credit in the amount of $2.2 million outstanding at June 30, 1997. No direct cash advances were outstanding at June 30, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the expiration of the availability of the Working Capital Facility.
    There can be no assurance of the availability or the terms of credit for the Partnership. The General Partner believes that the Credit Facilities will be sufficient to support the Partnership's crude oil purchasing activities and working capital requirements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

6.  Transactions with Related Parties

  Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Basis was a wholly-owned subsidiary of Salomon Inc until May 1, 1997, when Basis was sold to Valero Energy Corporation. Basis transferred its 54% interest in the general partner and its approximately 1.2 million Subordinated OLP Units to Salomon Inc on June 5, 1997.
  Sales and Purchases of Crude Oil
    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                  Six Months   Six Months
                                    Ended        Ended
                                   June 30,     June 30,
                                     1997         1996
                                  --------      --------
                                             (Predecessor)
    Sales to affiliates           $258,502      $937,705
    Purchases from affiliates     $ 49,654      $195,321

  Clearing of Commodities Futures Transactions
    The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc., ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc., of $29,000 for the six months ended June 30, 1997.
    The Predecessor cleared its NYMEX transactions through Basis Clearing,
Inc., which was a wholly-owned subsidiary of Basis and Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon Inc. The Predecessor paid commissions of $308,000 to these entities for the six months ended June 30, 1996.
  General and Administrative Services
    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $7,509,000 for the six months ended June 30, 1997.
    In December 1996, the Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, agreed to provide certain administrative and support services for the benefit of the Partnership. Such services may include human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. Under such agreement, Basis does not receive a fee for such services but the Partnership reimburses Basis or its affiliates for (i) allocated personnel costs (such as salaries and employee benefits) of the personnel actually providing such services, (ii) rent on office space allocated to the General Partner in Basis' offices in Houston, Texas and (iii) all reasonable out-of-pocket expenses related to the provision of such services. Either the Partnership or Basis may terminate or reduce the level of services under certain circumstances as described in the Corporate Services Agreement.
In the event the Corporate Services Agreement is terminated, the cost to the Partnership of obtaining the services covered thereby from third parties would likely be higher than the cost of such services under the Corporate Services Agreement. In addition, the Partnership has agreed to indemnify and hold harmless Basis and its affiliates from all claims and damages arising from the provision of services under the Corporate Services Agreement, unless due to the gross negligence or willful misconduct of Basis or its affiliates. Charges by Basis under the Corporate Services Agreement during the period in 1997 that Basis was a related party to the Partnership were approximately $100,000 per month.
    Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $600,000 for the six months ended June 30, 1996.
  Treasury Services
    The Partnership entered into a Treasury Management Agreement with Basis. Under the Treasury Management Agreement, the Partnership loans excess cash to Basis at an interest rate that is the mid-point between a market rate from third parties on invested funds and the cost to Basis of borrowing funds from Salomon Inc. Effective May 1, 1997, Salomon Inc replaced Basis as a party to the Treasury Management Agreement. At June 30, 1997, Salomon Inc owed the Partnership $10,000,000 under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the six months ended June 30, 1997, the Partnership earned interest of $299,000 on these loans by the Partnership to Basis and Salomon Inc.
  Credit Facilities
    As discussed in Note 5, Salomon Inc and Basis provide Credit Facilities to the Partnership. For the six months ended June 30, 1997, the Partnership paid Salomon Inc $403,000 for guarantee fees under the Credit Facilities. The Partnership paid Basis $85,000 for interest under the Credit Facilities during the same period.
  Sale of Basis
  As discussed above, on May 1, 1997, Salomon Inc sold 100% of the stock of Basis to Valero Energy Corporation. Basis subsequently transferred its Subordinated OLP interests and its interest in the General Partner to Salomon Inc. Additionally, Salomon Inc assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and the Treasury Management Agreement. The Partnership has several other agreements in place with Basis.
  Salomon Inc will provide certain services under the Corporate Services Agreement, and Basis will continue to provide the remaining services under the Corporate Services Agreement through at least December 31, 1997, unless terminated earlier by the Partnership.
  As a result of the sale, the Partnership intends to relocate to new offices during the fourth quarter of 1997. The move will require the Partnership to purchase various items that were heretofore supplied by Basis pursuant to the Corporate Services Agreement. Additionally, the Partnership will hire additional personnel and contract with third party vendors to perform certain of the functions that were previously performed by Basis pursuant to the Corporate Services Agreement, including telecommunications related services, accounting and human resource services, corporate office services, and NYMEX brokering and clearing activities. The General Partner estimates that the Partnership will make expenditures of a one-time nature of approximately $1.7 million in connection with the foregoing. In order to mitigate the impact of these costs on the Partnership, Salomon Inc has agreed to amend the Master Credit Support Agreement, lowering the future costs of credit support. The present value of that benefit is approximately $1.7 million, assuming full utilization of the
facility.   The General Partner is evaluating the additional annual costs that will be incurred but anticipates that it will be substantially less than the $1.3 million stated in the Partnership's Prospectus, issued in relation to its recent initial public offering, to replace the services and employee benefit plans that are presently provided by Basis pursuant to the Corporate Services Agreement.
  The Partnership and Basis are parties to a non-competition agreement that continues through December 2, 2006. Management believes that Basis continues to be bound by that agreement subsequent to Valero Energy Corporation's purchase of Basis. No assurance can be given concerning the enforceability of the non-competition agreement against Basis, and it is not possible to quantify the significance of any such future competition.

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $615,000 for the six months ended June 30, 1997. Payments of interest were $115,000 for the six months ended June 30, 1997.
  Cash received by the Predecessor for imputed interest was $79,000 for the six months ended June 30, 1996.
  Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the six months ended June 30, 1996 related to 1995.

8.  Contingencies

  The Partnership is subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance. The Partnership's management has made an assessment of its potential environmental exposure and determined that such exposure is not material to its consolidated financial position, results of operations or cash flows. As part of the formation of the Partnership, Basis and Howell agreed to be responsible for certain environmental conditions related to their ownership and operation of their respective assets contributed to the Partnership and for any environmental liabilities which Basis or Howell may have assumed from prior owners of these assets.
  The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. No such matters are presently pending.
  As part of the formation of the Partnership, Basis and Howell agreed to each retain liability and responsibility for the defense of any future lawsuits arising out of activities conducted by Basis and Howell prior to the formation of the Partnership and have also agreed to cooperate in the defense of such lawsuits.
  In July 1997, the Partnership signed a lease for office space which it expects to begin occupying in October 1997. The estimated future minimum lease payments under this lease and the Partnership's other operating leases are as follows.

           July 1, 1997 to December 31, 1997  $  351,000
           Year ended December 31, 1998          956,000
           Year ended December 31, 1999          884,000
           Year ended December 31, 2000          419,000
           Year ended December 31, 2001          402,000
           Year ended December 31, 2002          402,000
           Thereafter                          1,276,000
                                              ----------
             Total                            $4,690,000
                                              ==========

9.  Distributions

  On May 15, 1997, the Partnership paid a cash distribution of $0.66 per Unit for the period December 3, 1996 through March 31, 1997, to the General Partner and all other Common Unitholders of record as of the close of business on April 30, 1997. The Subordinated OLP Unitholders did not receive a distribution for that period.
  On July 14, 1997, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended June 30, 1997. The distribution will be paid August 15, 1997, to the General Partner and all other Common Unitholders of record as of the close of business on July 31, 1997. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

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

Results of Operations - Six Months Ended June 30, 1997 Compared with Pro Forma Six Months Ended June 30, 1996

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                                    Six Months Ended June 30,
                                                         1997      1996
                                                       --------  --------
                                                               (Pro Forma)
     Gross margin
          Gathering and marketing                      $  6,174  $ 17,749
          Pipeline                                     $  5,799  $  5,850

     General and administrative expenses               $  4,313  $  4,658

     Depreciation and amortization                     $  3,132  $  4,081

     Operating income                                  $  4,528  $ 14,860

     Interest income (expense), net                    $    461  $      -

     Barrels per day
          Wellhead                                      105,041   118,026
          Bulk                                          159,613   199,239
          Pipeline                                       87,163    85,961

  Gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels of crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are generally not meaningful in analyzing the variation in gross margin. Such changes are not addressed in the following discussion.
  Pipeline gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Partnership's pipeline operations.
  Gross margin from gathering and marketing operations was $6.2 million for the six months ended June 30, 1997, as compared to $17.7 million for the pro forma six months ended June 30, 1996. In the 1996 period, crude oil inventories were at very low levels and demand for crude oil from refiners was strong. Gathering and marketing margins expanded as sale prices increased faster than prices paid to producers for crude oil at the wellhead. In the 1997 period, crude oil supply exceeded refiner demand and gathering and marketing margins declined as sale prices decreased much quicker than prices paid to producers. Margins in the 1997 period were also adversely impacted by increases in the cost to exchange sweet and sour grades of crude oil at Midland, Texas, for West Texas Intermediate at Cushing, Oklahoma.
  Pipeline gross margin was $5.8 million for the six months ended June 30, 1997, as compared to the pro forma pipeline gross margin of $5.9 million for the first six months of 1996. Pipeline barrels per day increased by 1,202 barrels between the two periods, slightly increasing pipeline revenue. Operating costs increased slightly in the 1997 period, resulting in the decrease in gross margin.
  General and administrative expenses were $4.3 million for the six months ended June 30, 1997, a slight decrease from the prior year period. Depreciation and amortization declined $0.9 million from the 1996 period to $3.1 million for the 1997 six month period, primarily attributable to certain assets becoming fully depreciated during 1996.

Results of Operations - Three Months Ended June 30, 1997 Compared with Pro Forma Three Months Ended June 30, 1996

  The results of operations for the three months ended June 30, 1997, for the Partnership as compared to the pro forma results for the three months ended June 30, 1996, reflect decreases in gathering and marketing gross margin, general and administrative expenses and depreciation and amortization expense. These declines resulted from the same conditions described above for the six month periods.

Liquidity and Capital Resources

  Cash Flows
    Cash flows from operating activities were $8.4 million for the six months ended June 30, 1997. Operating activities of the Predecessor in the prior year period provided cash of $0.2 million primarily due to variations in the timing of payment of crude purchase obligations.
    For the six months ended June 30, 1997, cash flows utilized in investing activities were $1.0 million as a result of additions in property and equipment, primarily related to pipeline operations. In the 1996 first six months, investing activities of the Predecessor produced cash flows of $0.3 million as a result of the sale of surplus property and equipment.
    Cash flows used in financing activities by the Partnership during the first six months of 1997 totaled $5.8 million. This amount represents distributions paid to the common unitholders and the general partner. Cash flows used in financing activities of $0.4 million in the 1996 period resulted from advances to Basis by the Predecessor.

  Working Capital and Credit Resources
    As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, Salomon Inc assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and extended the term of these agreements to August 31, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the August 31, 1997 expiration.
    The Partnership believes it has sufficient funds on hand to fund the one-time expenditures associated with relocating the Partnership offices as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.
    The Partnership made its initial distribution to the Common Unitholders and the General Partner during the second quarter of 1997. A quarterly distribution of $0.50 per unit has been declared payable during the third quarter to the Common Unitholders and the General Partner. The holders of the Subordinated OLP Units did not receive a distribution during the second quarter and will not receive a distribution during the third quarter.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
  See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.
Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits.
    Exhibit 27  Financial Data Schedule
    (b)  Reports on Form 8-K.
    None
                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                     By:GENESIS ENERGY, L.L.C., as
                                        General Partner


Date:  August 12, 1997                By: /s/  Allyn R. Skelton, II
                                         -----------------------------
                                        Allyn R. Skelton, II
                                        Chief Financial Officer