Form 10-Q
period 1997-09-30
GENESIS ENERGY LP
filed 1997-11-14
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12295


                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                               76-0513049
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


     500 Dallas, Suite 2500, Houston, Texas          77002
     (Address of principal executive offices)     (Zip Code)


                                 (713) 860-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    x      No
                                    -------       -------

                          This report contains 16 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                      Page
                                                                    ----
      Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996                     3

      Condensed Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 1997,
      Pro Forma Condensed Consolidated Statements of Operations for
      the Three and Nine Months Ended September 30, 1996, and
      Condensed Statements of Operations for the Three and Nine
      Months Ended September 30, 1996 (Predecessor)                   4

      Condensed Consolidated Statement of Cash Flows for the Nine
      Months Ended September 30, 1997, and
      Condensed Statement of Cash Flows for the Nine Months Ended
      September 30, 1996 (Predecessor)                                5

      Condensed Consolidated Statement of Partners' Capital for the
      Nine Months Ended September 30, 1997                            6

      Notes to Condensed Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         13


                           PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                          15

Item 6.    Exhibits and Reports on Form 8-K                           15

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                September 30,  December 31,
                                                     1997          1996
                                                -------------  ------------
                 Assets                          (Unaudited)
Current assets
     Cash and cash equivalents                     $ 17,460      $ 11,878
     Accounts receivable -
        Trade                                       227,452       336,358
        Related party                                83,186        52,449
     Inventories                                      3,931         8,290
     Other                                              689         1,396
                                                   --------      --------
        Total current assets                        332,718       410,371

Property and equipment, at cost                     102,554       100,097
     Less:  Accumulated depreciation                (15,007)      (11,160)
                                                   --------      --------
        Net property and equipment                   87,547        88,937

Other assets, net of amortization                    10,400        10,592
                                                   --------      --------

Total assets                                       $430,665      $509,900
                                                   ========      ========

     Liabilities and Partners' Capital
Current liabilities
     Accounts payable -
        Trade                                      $229,522      $387,322
        Related party                                84,389         3,430
     Accrued liabilities                              7,982         7,811
                                                   --------      --------
        Total current liabilities                   321,893       398,563

Commitments and contingencies (Note 8)

Minority interests                                   27,786        26,257

Partners' capital
     Common unitholders, 8,625 units issued and
        outstanding                                  79,367        83,378
     General partner                                  1,619         1,702
                                                   --------      --------
        Total partners' capital                      80,986        85,080
                                                   --------      --------

Total liabilities and partners' capital            $430,665      $509,900
                                                   ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                         1997       1996       1996       1997        1996        1996
                                       --------  ----------  --------  ----------  ----------  ----------
                                                (Pro Forma) (Predecessor)          (Pro Forma) (Predecessor)

REVENUES:
     Gathering and marketing revenues
     Unrelated parties                 $696,919  $  797,622  $614,967  $2,266,977  $2,106,517  $1,635,072
     Related parties                    142,978     283,569   281,604     401,480   1,225,112   1,219,309
     Pipeline revenues                    4,881       4,418         -      13,489      12,756           -
                                       --------  ----------  --------  ----------  ----------  ----------
          Total revenues                844,778   1,085,609   896,571   2,681,946   3,344,385   2,854,381
COST OF SALES:
     Crude costs unrelated parties      745,788     997,276   818,198   2,512,246   3,018,778   2,562,838
     Crude costs related parties         88,506      78,661    74,333     138,160     282,282     269,654
     Field operating costs                2,916       3,795     1,893       9,190      11,361       5,561
     Pipeline operating costs             1,629       1,111         -       4,438       3,599           -
                                       --------  ----------  --------  ----------  ----------  ----------
     Total cost of sales                838,839   1,080,843   894,424   2,664,034   3,316,020   2,838,053
                                       --------  ----------  --------  ----------  ----------  ----------
GROSS MARGIN                              5,939       4,766     2,147      17,912      28,365      16,328
EXPENSES:
     General and administrative           2,047       1,973       918       6,360       6,631       2,707
     Depreciation and amortization        1,572       1,160       268       4,704       5,241       1,218
                                       --------  ----------  --------  ----------  ----------  ----------

OPERATING INCOME                          2,320       1,633       961       6,848      16,493      12,403
OTHER INCOME (EXPENSE):
     Interest, net                          264           -       131         725           -         210
     Other, net                              28           1         -          71         (78)        (80)
                                       --------  ----------  --------  ----------  ----------  ----------

Income before income taxes and
     minority interests                   2,612       1,634     1,092       7,644      16,415      12,533

Income tax provision                          -           -       430           -           -       4,732
                                       --------  ----------  --------  ----------  ----------  ----------
Net income before minority interests      2,612       1,634       662       7,644      16,415       7,801

Minority interests                          523         326         -       1,529       3,281           -
                                       --------  ----------  --------  ----------  ----------  ----------
NET INCOME                             $  2,089  $    1,308  $    662  $    6,115  $   13,134  $    7,801
                                       ========  ==========  ========  ==========  ==========  ==========

NET INCOME PER COMMON UNIT             $   0.24  $     0.15            $     0.69  $     1.49
                                       ========  ==========            ==========  ==========

NUMBER OF COMMON UNITS OUTSTANDING        8,625       8,625                 8,625       8,625
                                       ========  ==========            ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                         1997      1996
                                                       --------  --------
                                                              (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  6,115  $  7,801
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities -
       Depreciation                                       4,347     1,218
       Amortization of intangible assets                    357         -
       Minority interests equity in earnings              1,529         -
       (Gain) loss on sales of fixed assets                 (71)       82
       Other noncash charges                                 50      (526)
       Changes in components of working capital -
          Accounts receivable                            78,169   (27,363)
          Inventories                                     4,359     4,483
          Other current assets                              707         -
          Accounts payable                              (76,841)   14,175
          Accrued liabilities                               121       (40)
          Accrued income taxes                                -      (772)
                                                       --------  --------
Net cash provided by (utilized in) operating activities  18,842      (942)
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (3,234)        -
     Increase in other assets                              (165)        -
     Proceeds from sales of assets                          348       270
                                                       --------  --------
Net cash (used in) provided by investing activities      (3,051)      270
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions:
     To common unitholders                              (10,005)        -
     To general partner                                    (204)        -
     Net advances from Basis                                  -       672
                                                       --------  --------
Net cash (used in) provided by financing activities     (10,209)      672
                                                       --------  --------

Net increase in cash and cash equivalents                 5,582         -

Cash and cash equivalents at beginning of period         11,878         -
                                                       --------  --------

Cash and cash equivalents at end of period             $ 17,460  $      -
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                Partners' Capital
                                                               ------------------
                                                                Common    General
                                                             Unitholders  Partner
                                                               -------     ------
Partners' capital at December 31, 1996                         $ 83,378    $1,702
Net income for the nine months ended September 30, 1997           5,994       121
Distributions during the nine months ended September 30, 1997   (10,005)     (204)
                                                               --------    ------
Partners' capital at September 30, 1997                        $ 79,367    $1,619
                                                               ========    ======

   The accompanying notes are an integral part of these consolidated financial statements.

                             GENESIS CRUDE OIL, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. ("GCOLP"). At September 30, 1997, the General Partner owned a 2% general partner interest in GELP.

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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of September 30, 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the periods indicated. These financial statements also present the results of operations and cash flows of the Predecessor for the periods indicated.

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

  The unaudited pro forma Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 reflect certain pro forma adjustments to the historical results of operations of the Predecessor and Howell as if the Partnership had been formed on January 1, 1996. These pro forma adjustments reflect the inclusion of fees associated with the Master Credit Support Agreement, incremental fees related to execution of futures contracts on the New York Mercantile Exchange ("NYMEX") as a separate entity, and incremental general and administrative expenses and compensation costs for the operation of the Partnership as a separate public entity. The pro forma adjustments also include additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the assets acquired from Howell. The pro forma adjustments eliminate net interest expense recorded by the Predecessor and Howell as the Partnership had no long-term debt as of the closing of the public offering. Income tax provisions have also been eliminated as the Partnership is not a taxable entity. The pro forma adjustments were made based upon available information and certain estimates and assumptions which management believes provide a reasonable basis for presentation.

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

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new accounting and reporting standards for earnings per share. The statement is effective for the Partnership for the year ending December 31, 1998. The adoption of this new standard is not expected to have a dilutive effect on the Partnership's previously reported net income per unit.

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

  Guaranty Facility

    Salomon Inc is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $500 million for the period July 1, 1997 to December 31, 1997, $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon Inc which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At September 30, 1997, the aggregate amount of obligations covered by guarantees was $251 million, including $129 million in payable obligations and $122 million of estimated crude oil purchase obligations for October 1997.

  Working Capital Facility

    Salomon has agreed to provide GCOLP, through December 31, 1997, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The Partnership had letters of credit in the amount of $2.8 million outstanding at September 30, 1997. No direct cash advances were outstanding at September 30, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the expiration of the availability of the Working Capital Facility.

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
                                  Nine Months    Nine Months
                                     Ended          Ended
                                  September 30,  September 30,
                                      1997           1996
                                    --------      ----------
                                                (Predecessor)
    Sales to affiliates             $401,480      $1,219,309
    Purchases from affiliates       $138,160        $269,654

  Clearing of Commodities Futures Transactions

    The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc., ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc., of $29,000 for the nine months ended September 30, 1997.

    The Predecessor cleared its NYMEX transactions through Basis Clearing,
Inc., which was a wholly-owned subsidiary of Basis and Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon Inc. The Predecessor paid commissions of $445,000 to these entities for the nine months ended September 30, 1996.

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $11,242,000 for the nine months ended September 30, 1997.

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

    Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $900,000 for the nine months ended September 30, 1996.

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Under the Treasury Management Agreement, the Partnership loans excess cash to Basis at an interest rate that is the mid-point between a market rate from third parties on invested funds and the cost to Basis of borrowing funds from Salomon Inc. Effective May 1, 1997, Salomon Inc replaced Basis as a party to the Treasury Management Agreement. At September 30, 1997, Salomon Inc owed the Partnership $14.8 million under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the nine months ended September 30, 1997, the Partnership earned interest of $518,000 on these loans by the Partnership to Basis and Salomon Inc.

  Credit Facilities

    As discussed in Note 5, Salomon Inc and Basis provide Credit Facilities to the Partnership. For the nine months ended September 30, 1997, the Partnership paid Salomon Inc $591,000 for guarantee fees under the Credit Facilities. The Partnership paid Basis $85,000 for interest under the Credit Facilities during the same period.

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

    As a result of the sale, the Partnership relocated to new offices during October 1997. Accordingly, the Partnership purchased various items that were heretofore supplied by Basis pursuant to the Corporate Services Agreement. Additionally, the Partnership will hire additional personnel and contract with third party vendors to perform certain of the functions that were previously performed by Basis pursuant to the Corporate Services Agreement, including telecommunications related services, accounting and human resource services, corporate office services, and NYMEX brokering and clearing activities. The General Partner estimates that the Partnership will make expenditures of a one-time nature of approximately $1.7 million in connection with the foregoing. In order to mitigate the impact of these costs on the Partnership, Salomon Inc agreed to amend the Master Credit Support Agreement, lowering the future costs of credit support. The present value of that benefit is approximately $1.7
million, assuming full utilization of the facility.   The General Partner is
evaluating the additional annual costs that will be incurred but anticipates that it will be substantially less than the $1.3 million stated in the Partnership's Prospectus, issued in relation to its recent initial public offering, to replace the services and employee benefit plans that are presently provided by Basis pursuant to the Corporate Services Agreement.

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

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $891,000 for the nine months ended September 30, 1997. Payments of interest were $121,000 for the nine months ended September 30, 1997.

  Cash received by the Predecessor for imputed interest was $210,000 for the nine months ended September 30, 1996.

  Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the nine months ended September 30, 1996 related to 1995.

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

  The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Partnership.

  As part of the formation of the Partnership, Basis and Howell agreed to each retain liability and responsibility for the defense of any future lawsuits arising out of activities conducted by Basis and Howell prior to the formation of the Partnership and have also agreed to cooperate in the defense of such lawsuits.

  In July 1997, the Partnership signed a lease for office space which it began occupying in October 1997. The estimated future minimum lease payments under this lease and the Partnership's other operating leases are as follows.

        October 1, 1997 to December 31, 1997  $  351,000
        Year ended December 31, 1998             956,000
        Year ended December 31, 1999             884,000
        Year ended December 31, 2000             419,000
        Year ended December 31, 2001             402,000
        Year ended December 31, 2002             402,000
        Thereafter                             1,276,000
                                              ----------
          Total                               $4,690,000
                                              ==========
9.   Distributions

  On August 15, 1997, the Partnership paid a cash distribution of $0.50 per Unit for the quarter ended June 30, 1997, to the General Partner and all Common Unitholders of record as of the close of business on July 31, 1997. The Subordinated OLP Unitholders did not receive a distribution for the quarter.

  On October 2, 1997, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended September 30, 1997. The distribution will be paid November 14, 1997, to the General Partner and all Common Unitholders of record as of the close of business on October 31, 1997. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                      Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                         1997      1996      1997      1996
                                        ------    ------    ------   ------
                                               (Pro Forma)        (Pro Forma)
Gross margin
     Gathering and marketing            $2,687    $1,459    $8,861   $19,208
     Pipeline                           $3,252    $3,307    $9,051   $ 9,157

General and administrative expenses     $2,047    $1,973    $6,360   $ 6,631

Depreciation and amortization           $1,572    $1,160    $4,704   $ 5,241

Operating income                        $2,320    $1,633    $6,848   $16,493

Interest income, net                    $  264    $    -    $  725   $     -

Barrels per day
     Wellhead                          104,303   112,293   105,087   116,101
     Bulk                              112,674   132,500   143,795   178,462
     Pipeline                           92,552    91,217    88,890    87,727

  Nine Months Ended September 30, 1997 Compared with Pro Forma Nine Months Ended September 30, 1996

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

    Gross margin from gathering and marketing operations was $8.9 million for the nine months ended September 30, 1997, as compared to $19.2 million for the pro forma nine months ended September 30, 1996. In the 1996 period, crude oil inventories were at very low levels and demand for crude oil from refiners was strong. Gathering and marketing margins expanded as sale prices increased faster than prices paid to producers for crude oil at the wellhead. In the 1997 period, crude oil supply exceeded refiner demand and gathering and marketing margins declined as sale prices decreased much quicker than prices paid to producers. Margins in the 1997 period were also adversely impacted by increases in the cost to exchange sweet and sour grades of crude oil at Midland, Texas, for West Texas Intermediate at Cushing, Oklahoma.

    Pipeline gross margin was $9.1 million for the nine months ended September 30, 1997, as compared to the pro forma pipeline gross margin of $9.2 million for the first nine months of 1996. Pipeline barrels per day increased by 1,163 barrels between the two periods, slightly increasing pipeline revenue.
Operating costs increased slightly in the 1997 period, resulting in the decrease in gross margin.

    General and administrative expenses were $6.4 million for the nine months ended September 30, 1997, a slight decrease from the prior year period. Depreciation and amortization declined $0.5 million from the 1996 period to $4.7 million for the 1997 nine month period, primarily attributable to certain assets becoming fully depreciated during 1996.

  Three Months Ended September 30, 1997 Compared with Pro Forma Three Months Ended September 30, 1996

    During the third quarter of 1996, gathering and marketing gross margins were reduced as crude oil supply exceeded refiner demand and margins declined as sale prices decreased much quicker than prices paid to producers. This trend continued into 1997; however, the Partnership was able to reduce prices paid to producers, resulting in slightly better margins in the 1997 third quarter.

    Pipeline gross margins decreased slightly in the 1997 third quarter when compared to the pro forma results for the 1996 third quarter. As discussed above, throughput volumes increased; however, increases in operating costs resulted in the decreased margins.

Liquidity and Capital Resources

  Cash Flows

    Cash flows from operating activities were $18.8 million for the nine months ended September 30, 1997. Operating activities of the Predecessor in the prior year period utilized cash of $0.9 million primarily due to variations in the timing of payment of crude purchase obligations.

    For the nine months ended September 30, 1997, cash flows utilized in investing activities were $3.1 million as a result of additions in property and equipment, primarily related to pipeline operations. In the 1996 nine month period, investing activities of the Predecessor produced cash flows of $0.3 million as a result of the sale of surplus property and equipment.

    Cash flows used in financing activities by the Partnership during the first nine months of 1997 totaled $10.2 million. This amount represents distributions paid to the common unitholders and the general partner. Cash flows provided in financing activities of $0.7 million in the 1996 period resulted from advances to Basis by the Predecessor.

  Working Capital and Credit Resources

    As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, Salomon Inc assumed Basis' obligations to the Partnership under the Master Credit Support Agreement and extended the term of these agreements to December 31, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the scheduled expiration.

    The Partnership has sufficient funds on hand to fund the one-time expenditures associated with relocating the Partnership offices as discussed in
Note 6 of the Notes to Condensed Consolidated Financial Statements.

    The Partnership made its initial distribution to the Common Unitholders and the General Partner during the second quarter of 1997. A quarterly distribution of $0.50 per unit was paid during the third quarter and a like distribution has been declared payable during the fourth quarter to the Common Unitholders and the General Partner. The holders of the Subordinated OLP Units did not receive a distribution during the second or third quarter and will not receive a distribution during the fourth quarter.

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

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

  See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit 10.  Second Amendment to Master Credit Support Agreement

         Exhibit 10.  Third Amendment to Master Credit Support Agreement

         Exhibit 10. Office Lease at One Allen Center between Trizec Allen Center Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant)

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

                                      GENESIS ENERGY, L.P.
                                      (A Delaware Limited Partnership)

                                 By:  GENESIS ENERGY, L.L.C., as
                                          General Partner


Date:  November 14, 1997         By:  /s/  Allyn R. Skelton, II
                                      -------------------------
                                      Allyn R. Skelton, II
                                      Chief Financial Officer