Form 10-K
period 1997-12-31
GENESIS ENERGY LP
filed 1998-03-19
CIK 1022321

==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission file number 1-12295

                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)

               Delaware                           76-0513049
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

     500 Dallas, Suite 2500, Houston, Texas          77002
     (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:  (713) 860-2500

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
     Title of Each Class                    on Which Registered
     -------------------                    -------------------

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

                                 Yes   X     No
                                     ----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    ---------

Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 2, 1998, was approximately $165 million.

==============================================================================

                              GENESIS ENERGY, L.P.
                          1997 FORM 10-K ANNUAL REPORT
                                Table of Contents



                                                                           Page
                                     Part I                                ----

Item 1.   Business                                                           3
Item 2.   Properties                                                        10
Item 3.   Legal Proceedings                                                 10
Item 4.   Submission of Matters to a Vote of Security Holders               10

                                     Part II

Item 5.   Market for Registrant's Common Units and Related Security Holder
            Matters                                                         11
Item 6.   Selected Financial Data                                           12
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           13
Item 8.   Financial Statements and Supplementary Data                       17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                            17

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                17
Item 11.  Executive Compensation                                            20
Item 12.  Security Ownership of Certain Beneficial Owners and Management    22
Item 13.  Certain Relationships and Related Transactions                    23

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   23

                                     PART I
Item 1.  Business

  General

     Genesis Energy, L.P., a Delaware limited partnership, was formed in December 1996. With the proceeds of an offering of common limited partnership units ("Common Units") to the public, Genesis Energy, L.P., through its affiliated limited partnership, Genesis Crude Oil, L.P., (collectively the "Partnership" or "Genesis") acquired the crude oil gathering and marketing operations of Basis Petroleum, Inc. ("Basis") and the crude oil gathering, marketing and pipeline operations of Howell Corporation and its subsidiaries ("Howell"). The Partnership is one of the largest independent gatherers and marketers of crude oil in North America. Genesis' operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi, New Mexico, Kansas and Oklahoma. In its gathering and marketing business, Genesis is principally engaged in the purchase and aggregation of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities for resale at various points along the crude oil distribution chain, which extends from the wellhead to aggregation and terminal stations, refineries and other end markets (the "Distribution Chain"). The Partnership's gathering and marketing margins are generated by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the Distribution Chain and marketing the crude oil to refineries or other customers at favorable prices.
In addition to its gathering and marketing business, Genesis' operations include transportation of crude oil at regulated published tariffs on its four common carrier pipeline systems. In 1997, the gathering and marketing operations contributed approximately 49% of the Partnership's total gross margin and the pipeline operations contributed the remaining 51%.

     Genesis currently purchases approximately 105,000 bpd of crude oil at the wellhead from approximately 7,800 leases. Genesis utilizes its trucking fleet of approximately 75 tractor-trailers and its gathering lines to transport crude oil purchased at the wellhead to pipeline injection points, terminals and refineries for sale to its customers. It also transports purchased crude oil on trucks, barges and pipelines owned and operated by third parties. In addition, as part of its gathering and marketing business, Genesis makes purchases of crude oil in bulk at pipeline and terminal facilities for resale to refineries or other customers. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil the Partnership is obligated to deliver, Genesis exchanges crude oil with third parties through exchange or buy/sell agreements.

     Genesis currently transports a total of approximately 86,000 barrels per day on its three principal common carrier crude oil pipeline systems and related gathering lines. These systems are the Texas System, the Jay System extending between Florida and Alabama, and the Mississippi System extending between Mississippi and Louisiana. Additionally, Genesis owns an interstate pipeline in the Gulf of Mexico serving Main Pass Block 64. Approximately 1.8 million barrels of associated storage capacity is owned by Genesis.

     Genesis Energy, L.L.C. (the "General Partner"), a Delaware limited liability company, serves as the sole general partner of Genesis Energy, L.P., and as the operating general partner of its affiliated limited partnership, Genesis Crude Oil, L.P. (GCOLP). The General Partner is owned 54% by Salomon Smith Barney Holdings Inc. ("Salomon") and 46% by Howell. Salomon also owns 1,163,700 subordinated limited partner units in GCOLP, representing 10.58% of GCOLP. Howell owns 991,300 subordinated limited partner units in GCOLP, representing 9.01% of GCOLP. These subordinated limited partner interests are hereinafter referred to as Subordinated OLP Units.

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

  Management Information and Risk Management Systems

     Genesis' computerized management information and risk management systems are integral to each stage of the gathering, transportation and marketing operations. Hand-held computer terminals combined with modems and satellite equipment are used by field personnel to provide data to Genesis' marketing personnel about crude oil purchases on a daily basis. Using this information from the field, management is able to monitor crude oil volumes, grades, locations and timing of delivery on a daily basis and to transmit instructions to field personnel regarding crude oil pick-up schedules and truck routing to crude oil injection stations and end markets. Using information transmitted from field personnel and representatives to its computers, Genesis has developed a database that includes volumes of crude oil purchases, volumes and prices under contracts with producers and customers, transportation costs and alternatives, and marketing and exchange opportunities. Genesis uses this database to support its management information and risk management systems.

     Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins. Such hedging techniques require significant resources dedicated to managing futures positions. By analyzing information in its database through internally developed software programs, Genesis is able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination enables the Partnership to net positions internally, thereby reducing NYMEX commissions, and further ensures that Genesis' NYMEX hedging activities are consistent with its business objectives.

  Year 2000

     The Partnership utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000. The General Partner has developed and initiated a plan to identify, evaluate and ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. Many of the Partnership's operating and financial systems are already compliant. The partnership's remaining operational and financial systems are scheduled for enhancements in phases and will be compliant by the year 2000. The Partnership is communicating with software vendors, business partners and others with which it conducts business to obtain assurances that the systems of those parties will be year 2000 compliant. The General Partner does not believe that the total future cost associated with potential year 2000 compliance issues and conversion of systems will materially impact its results of operations.

  Producer Services

     Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, Genesis maintains ongoing relationships with more than 700 producers. The Partnership believes that its ability to offer high-quality field and administrative services to producers will be a key factor in its ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds on a monthly basis, together with the correct payment of all severance and production taxes associated with such proceeds. In 1997, with its staff of division order specialists, Genesis distributed payments to approximately 20,000 interest owners.

  Credit

     Genesis' credit standing is a major consideration for parties with whom Genesis does business. At times, in connection with its crude oil purchases or exchanges, Genesis is required to furnish guarantees or letters of credit. In most purchases from producers and most exchanges, an open line of credit is extended by the seller up to a dollar limit, with credit support required for amounts in excess of the limit.

     In connection with the purchase, sale or exchange of crude oil, subject to Genesis' compliance with specified terms and conditions, Salomon has agreed in a Master Credit Support Agreement to provide certain amounts of credit support until December 31, 1999, in the form of guarantees from time to time at the Partnership's request. See Note 8 of Notes to Consolidated Financial Statements.

     When Genesis markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. If Genesis determines that a customer should receive a credit line, it must then decide on the amount of credit that should be extended. Since typical Genesis sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in Genesis' business. Management believes that Genesis' sales are made to creditworthy entities or entities with adequate credit support.

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

  Competition

     In the various business activities described above, the Partnership is in competition with a number of major oil companies and smaller entities. There is intense competition among all participants in the business for leasehold purchases of crude oil. The number and location of the Partnership's pipeline systems and trucking facilities give the Partnership access to a substantial volume of domestic crude oil production throughout its area of operations. The Partnership purchases leasehold barrels from more than 700 producers. Approximately 50% of the leasehold barrels were purchased from nine producers, with one producer accounting for 29% of 1997 leasehold purchases. The Partnership has considerable flexibility in marketing the volumes of crude oil that it purchases, without dependence on any single customer or transportation or storage facility. The Partnership's largest competitors in the purchase of leasehold crude oil production are Koch Oil Company, Scurlock Permian Oil Company, Texaco Trading & Transportation Co., Inc., and EOTT Energy Partners, L.P. Additionally, Genesis competes with many regional or local gatherers who may have significant market share in the areas in which they operate. Competitive factors include price, personal relationships, range and quality of services, knowledge of products and markets and capabilities of risk management systems.

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

  Employees

     To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employs approximately 240 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, traders, schedulers, marketing and credit specialists and employees involved in Genesis' pipeline operations. None of such employees is represented by labor unions, and the General Partner believes that the relationships with such employees are good.

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

     As part of the partnership formation, Salomon and Howell are responsible for certain environmental conditions related to their ownership and operation of their respective assets transferred to the Partnership and for any environmental liabilities which Salomon or Howell may have assumed from prior owners of these assets. Neither Salomon nor Howell, however, will be required to indemnify the Partnership for any liabilities resulting from an invasive environmental site investigation unless such investigation was undertaken as a result of (i) certain requirements imposed by a lending institution, (ii) any governmental or judicial proceeding, (iii) any disposition of assets, (iv) a discovery in the ordinary course of business of materials, or a discovery in prudent and customary business practice of the possible presence of such materials, that require regulatory disclosure or (v) any complaints by property owners or public groups. In addition, the Partnership has assumed responsibility for the first $25,000 per occurrence as to any environmental liability, up to an annual aggregate of $200,000 and a total maximum liability of $600,000.

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

       Energy Policy Act of 1992 and Subsequent Developments. In October of 1992 Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act is significant in that it requires FERC to promulgate regulations establishing a simplified and generally applicable ratemaking methodology under the ICA that will streamline FERC procedures to avoid unnecessary costs and delays. As a fundamental part of this simplification and streamlining of procedures, the Energy Policy Act deemed pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be "just and reasonable" under the ICA. In regard to these so-called "grandfathered" rates, the Energy Policy Act provides that such grandfathered rates may only be challenged under the following limited circumstances: (i) a substantial change has occurred since enactment in either the economic circumstances of the oil pipeline or the nature of the services which were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment (in which event, following the expiration of the contractual bar, the complainant has a very limited time period to lodge a complaint); or (iii) the rate is unduly discriminatory or preferential.

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

     Trucking regulation

       The Partnership operates its fleet of trucks as a private carrier. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the ICC, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, keeping of log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug testing, safety of operation and equipment, and many other aspects of truck operations. The Partnership is also subject to OSHA with respect to its trucking operations.

     Commodities regulation

       The Partnership's price risk management operations are subject to constraints imposed under the Commodity Exchange Act and the rules of the NYMEX. The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission.

  Information Regarding Forward-Looking Information

     The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, changes in crude oil production volumes (both world-wide as well as in areas in which the Partnership has operations), developments relating to possible acquisitions or business combination opportunities, volatility of crude oil prices and grade differentials, the success of the Partnership's risk management activities, and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Item 2.  Properties

  The Partnership owns and operates three common carrier crude oil pipeline systems onshore and one offshore common carrier crude oil pipeline. The onshore pipelines and related gathering systems consist of the 553-mile Texas system, the 117-mile Jay System extending between Florida and Alabama, and the 281-mile Mississippi System extending between Mississippi and Louisiana. The offshore pipeline is located in the Gulf of Mexico. It is 5.5 miles long and extends from Main Pass Block 64 to a connection with another pipeline. The Partnership also owns approximately 1.8 million barrels of storage capacity associated with the onshore pipelines. These storage capacities include approximately 200,000 barrels each on the Mississippi and Jay Systems and 1.2 million barrels on the Texas System, primarily at the Satsuma terminal in Houston, Texas.

  In addition to transporting crude oil by pipeline, the Partnership transports crude oil through a fleet of owned and leased tractors and trailers. At December 31, 1997, the trucking fleet consisted of approximately 75 tractor-trailers. The trucking fleet generally hauls the crude oil to one of the 106 pipeline injection stations owned or leased by the Partnership.

Item 3.  Legal Proceedings

  The Partnership is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management of the General Partner, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial condition or results of operations of the Partnership. See Note 15 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders
  There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Units and Related Security Holder
Matters

  The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                          Price Range            Cash
                                        High        Low      Distributions<F1>
                                      -------     -------    -----------------

  1997
  -----
  First Quarter                       $21.500     $20.375          $   -
  Second Quarter                      $21.375     $18.125          $0.66
  Third Quarter                       $20.750     $19.625          $0.50
  Fourth Quarter                      $21.250     $16.375          $0.50

  1996
  ----
  One Month Ended December 31, 1996   $21.125    $20.250           $   -
_____________________

  <F1>
  Cash distributions are shown in the quarter paid and are based on the prior quarter's activities. The second quarter of 1997 was prorated for the period between the closing of the Initial Public Offering and March 31, 1997 based on a minimum quarterly distribution of $0.50 per Common Unit per quarter.

  As of January 31, 1998, there were approximately 11,000 record holders and beneficial owners (held in street name) of the Partnership's Common Units.
There is no established public trading market for the Partnership's Subordinated OLP Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of the Partnership adjusted for net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, which will not end earlier than December 31, 2001, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

  In connection with the Partnership's initial public offering of Common Units in December 1996, Salomon and the Partnership entered into a Distribution Support Agreement pursuant to which, among other things, Salomon agreed that it would contribute up to $17.6 million to the Partnership in exchange for Additional Partnership Interests ("APIs"), if necessary, to support the Partnership's ability to pay the MQD on Common Units. Salomon's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. At December 31, 1997, Salomon had not been required to provide any distribution support.

Item 6.  Selected Financial Data

(in thousands, except per unit and volume data)

  The table below includes selected financial data for the Partnership for the year ended December 31, 1997 and one month ended December 31, 1996 and includes the results of operations acquired from Basis and Howell. Since Basis had the largest ownership interest in the Partnership, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis was treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell was treated as a purchase for accounting purposes.

                                                                            Eleven
                                         Year        Year      One Month    Months
                                         Ended       Ended       Ended       Ended                Year Ended
                                      December 31,December 31,December 31,November 30,           December 31,
                                          1997       1996<F1>    1996         1996      1995        1994        1993
                                      ----------- ----------- ----------- ----------- ---------------------------------
                                                  (Pro forma)           (Predecessor)          (Predecessor)
                                                  (Unaudited)
Income Statement Data:
Revenues:
     Gathering and marketing revenues  $3,354,939 $4,565,834   $370,559   $3,598,107 $3,440,065  $1,830,721  $2,171,056
     Pipeline revenues                     17,989     16,780      1,426            -          -           -           -
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
     Total revenues                     3,372,928  4,582,614    371,985    3,598,107  3,440,065   1,830,721   2,171,056
Cost of sales:
     Crude cost                         3,331,184  4,526,363    366,723    3,573,086  3,409,759   1,806,241   2,153,901
     Field operating costs                 12,107     15,092      1,290        6,744      7,152       7,778       8,046
     Pipeline operating costs               6,016      4,978        463            -          -           -           -
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
     Total cost of sales                3,349,307  4,546,433    368,476    3,579,830  3,416,911   1,814,019   2,161,947
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
Gross margin                               23,621     36,181      3,509       18,277     23,154      16,702       9,109
General and administrative expenses         8,557      9,470      1,363        3,316      3,658       3,858       4,111
Depreciation and amortization               6,300      6,834        518        1,396      4,815       7,530       7,947
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
Operating income                            8,764     19,877      1,628       13,565     14,681       5,314      (2,949)
Interest income (expense)                   1,063         56         56          294        173        (685)     (1,215)
Other income (expense)                         21        (74)         -          (83)      (197)         82         122
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
Net income (loss) before minority
  interests                                 9,848     19,859      1,684       13,776     14,657       4,711      (4,042)
Minority interests                          1,968      3,970        337            -          -           -           -
                                       ---------- ----------   --------   ---------- ----------  ----------  ----------
Net income (loss) <F2>                 $    7,880 $   15,889   $  1,347   $   13,776 $   14,657  $    4,711  $   (4,042)
                                       ========== ==========   ========   ========== ==========  ==========  ==========

Net income per common unit-basic
  and diluted                          $     0.90 $     1.81   $   0.15          N/A        N/A         N/A         N/A
                                       ========== ==========   ========   ========== ==========  ==========  ==========


Balance Sheet Data (at end of period):
Current assets                         $  232,202 $  410,371   $410,371          N/A $  279,285  $  184,253  $  132,957
Total assets                              331,114    509,900    509,900          N/A    283,036     193,367     149,430
Long-term liabilities                           -          -          -          N/A          -           -           -
Equity of parent                                -          -          -          N/A     (8,437)      4,393      15,578
Minority interest                          28,225     26,257     26,257          N/A          -           -           -
Partners' capital                          78,351     85,080     85,080          N/A          -           -           -

Other Data:
Maintenance capital expenditures <F3>  $    3,785 $    2,535   $    106   $    1,100 $       17  $       56  $      122
EBITDA <F4>                            $   15,085 $   26,637   $  2,146   $   14,878 $   19,299  $   12,926  $    5,120
Volumes (bpd):
     Gathering and marketing:
     Wellhead                             104,506    116,263    120,553       83,239     83,551      89,788      90,974
     Bulk and exchange                    346,760    463,054    380,354      417,939    439,060     214,519     236,555
     Pipeline                              89,117     86,557     85,874            -          -           -           -
_____________________

<F1>
The unaudited pro forma selected financial data of the Partnership includes (a) the historical operating results of the crude oil gathering and marketing operations of Basis, (b) the historical crude gathering, marketing and pipeline transportation operations of Howell and (c) certain pro forma adjustments to the historical results of operations of Basis and Howell as if the Partnership had
been formed on January 1, 1996.   See Note 2 of Notes to the Consolidated
Financial Statements for a description of the pro forma adjustments.
<F2>
Net income (loss) excludes the effect of income taxes and accounting changes for the Predecessor.
<F3>
The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $3 million each year.
<F4>
EBITDA (earnings before interest expense, income taxes, depreciation and amortization and minority interests) should not be considered as an alternative to net income (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

The table below summarizes the Partnership's quarterly financial data for 1997.

                                         1997 Quarters
                          ------------------------------------------
                            First      Second      Third     Fourth
                          -------    --------    --------   --------
                                         (Unaudited)
Revenues                  $946,482    $890,686   $844,778   $690,982
Gross margin              $  7,034    $  4,939   $  5,939   $  5,709
Operating income          $  3,336    $  1,192   $  2,320   $  1,916
Net income                $  2,744    $  1,282   $  2,089   $  1,765
Net income per Common
   Unit-basic and diluted $   0.31    $   0.15   $   0.24   $   0.20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto. In order to make the comparisons more meaningful, the results of operations of the Partnership for the year ended December 31, 1997 are compared to the pro forma results of operations for the year ended December 31, 1996.
The pro forma results of operations for the year ended December 31, 1996 are compared to the pro forma results of operations for the year ended December 31, 1995.

Results of Operations

Selected financial data for this discussion of the results of operations follows, in thousands.

                                             Years Ended
                                             December 31,
                              ----------------------------------------
                                  1997           1996           1995
                              ----------     ----------     ----------
                                                   (Pro forma)
                                                   (Unaudited)
Revenues
   Gathering & marketing      $3,354,939     $4,565,834     $4,026,873
   Pipeline                   $   17,989     $   16,780     $   18,577

Gross margin
   Gathering & marketing      $   11,648     $   24,379     $   26,571
   Pipeline                   $   11,973     $   11,802     $   14,055

General and administrative
  expenses                    $    8,557     $    9,470     $    9,148

Depreciation and amortization $    6,300     $    6,834     $   10,146

Operating income              $    8,764     $   19,877     $   21,332

Interest income (expense) net $    1,063     $       56     $        -

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

  Year Ended December 31, 1997 Compared with Pro Forma Year Ended December 31, 1996

  The following analysis compares the results of operations for the Partnership for the year ended December 31, 1997 to the pro forma results of the Partnership for the year ended December 31, 1996. The pro forma consolidated financial statements of the Partnership reflect the historical operating results of the crude oil gathering and marketing operations of Basis and the crude oil gathering, marketing and pipeline transportation operations of Howell. Because the Partnership has no long-term debt, the pro forma consolidated results reflect the elimination of interest expense. Income taxes were also eliminated from the pro forma consolidated results as the Partnership is not subject to federal income taxes.

  Gross Margin. Gathering and marketing gross margins decreased $12.7 million or 52% to $11.7 million for the year ended December 31, 1997, as compared to $24.4 million for the year ended December 31, 1996. Field operating expenses decreased $3.0 million, primarily due to a reduction in the number of tractor-trailers. The reduction in the fleet size resulted from efficiencies from the combination of the Howell and Basis fleets.

  In 1996, crude oil inventories were at low levels and demand for crude oil by refiners was strong. Gathering and marketing margins expanded as sale prices increased faster than prices paid to producers for crude oil and the wellhead. In 1997, crude oil supply exceeded refiner demand and gathering and marketing margins declined as sale prices decreased much quicker than prices paid to producers to acquire the crude oil. Margins in the 1997 period were also adversely impacted by increases in the cost to exchange sweet and sour grades of crude oil at Midland, Texas, for West Texas Intermediate at Cushing, Oklahoma.

  Pipeline gross margin increased $0.2 million or 2% to $12.0 million for the year ended December 31, 1997, as compared to $11.8 million for the year ended December 31, 1996. Daily pipeline throughput volumes increased 3%, increasing pipeline revenues by $1.2 million. In 1997, the Partnership began transporting crude from a new area in Texas, increasing its revenues. Costs associated with transporting this crude are generally higher than the costs associated with the other crude the Partnership transports.

  General and Administrative Expenses. In 1997, general and administrative expenses decreased by $0.9 million or 10% to $8.6 million. Efficiencies from the combination of the Howell and Basis staffs contributed to this decline. In addition, the Partnership benefited from the sharing of certain services during the period in which Basis provided services to the Partnership under the terms of a Corporate Services Agreement.

  Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million or 8% to $6.3 million for the year ended December 31, 1997, as compared to $6.8 million for the year ended December 31, 1996. The reduction resulted partly from the full amortization of some assets contributed to the Partnership by Basis.

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

     In the first half of 1996, U.S. crude oil inventories were at historically low levels and refiner demand for prompt delivery of crude oil was strong, leading to substantial backwardation in crude oil prices. This backwardated market caused the sales prices received by the Partnership to increase faster than prices paid to producers at the wellhead, which resulted in increasing gross margins for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. In the second half of 1996, due to increasing crude oil inventories and reduced refiner demand for prompt delivery of crude oil, the sales prices received by the Partnership decreased faster than the prices paid to producers, particularly as other gathering companies continued to pay higher producer bonuses in an effort to increase market share. As a result of the expiration of a favorable provision in a large crude oil purchase contract with one of the Partnership's principal customers that reduced gross margins by approximately $1.0 million and the third and fourth quarters' unfavorable pricing situation, pro forma gathering and marketing gross margin declined from the first half of 1996 to the second half of 1996.

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

  Liquidity and Capital Resources

  Cash Flows

     Net cash provided by operations was $20.2 million for the year ended December 31, 1997. Net cash used in operating activities was $0.8 million for the one-month ended December 31, 1996. The decrease in cash flow from the formation of the Partnership to December 31, 1996 was due primarily to increases in inventories. Net cash used in operating activities of the Predecessor was $2.6 million for the eleven months ended November 30, 1996, and net cash provided by operating activities was $21.5 million for the year ended December 31, 1995. The decrease during 1996 was primarily the result of an increase in accounts receivable of $133.7 million, only partially offset by an increase of $118.9 million in accounts payable.

     Net cash used in investing activities was $5.7 million for the year ended December 31, 1997, primarily for pipeline property additions. Net cash used in investing activities was $74.1 million for the one month ended December 31, 1996. This amount primarily relates to the cash expended to acquire the Howell operations. For the eleven months ended November 30, 1996, net cash used in investing activities for the Predecessor was $2.0 primarily from the purchase of 26 new tractors and NYMEX seats contributed to Genesis. For the year ended December 31, 1995, net cash provided by investing activities was $0.5 million, primarily as a result of the sale of nonstrategic assets.

     Net cash utilized in financing activities was $14.6 million in the year ended December 31, 1997, related to the payment of distributions to Common Unitholders and the General Partner. Net cash provided by financing activities for the one month ended December 31, 1996, was $79.5 million, consisting of the net public offering proceeds and general partner contribution at formation of the Partnership totaling $165.9 million, offset by the distribution to Basis at formation of $87.0 million. Net cash provided by financing activities for the eleven months ended November 30, 1996 and net cash used by financing activities for the year ended December 31, 1995 resulted from advances between Basis and the Predecessor.

  Capital Expenditures

     In 1997, the Partnership made a one-time expenditure of $1.5 million for furnishings for new offices. Additionally, the Partnership expended $2.3 million for capital expenditures relating to its existing operations and $2.2 million for project additions. The principal project addition related to expenditures needed to enable the Partnership to transport in its pipelines the crude from a new area in Texas. Capital expenditures for the one month ended December 31, 1996 and eleven months ended November 30, 1996 were $0.1 million and $1.1 million, respectively. In each period, these expenditures were maintenance capital expenditures. In the year ended December 31, 1995, capital expenditures by the Predecessor were less than $0.1 million.

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

  Working Capital and Credit Resources

     Pursuant to the Master Credit Support Agreement, Salomon will provide transitional credit support in the form of a Guaranty Facility over a period of approximately three years in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility and by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership is required to pay a guaranty fee to Salomon which will increase over the three-year period, thereby increasing the cost of the credit support provided to the Partnership under the Guaranty Facility, from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit.

     Salomon has agreed to provide to the Partnership, through March 31, 1998, a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of the Partnership's business. The total amounts outstanding at any one time under this Working Capital Facility will correspondingly reduce the amounts available under the Guaranty Facility. The interest rate for the Working Capital Facility is the federal funds rate plus 5/8%. The Partnership expects to arrange for a working capital facility through one or more third party lenders or an extension of the Working Capital Facility with Salomon prior to the expiration of the availability of the Working Capital Facility.

     At December 31, 1997, the aggregate amount of obligations covered by guarantees was $259 million, including $124 million in payable obligations and $135 million in estimated crude oil purchase obligations for January 1998. No direct cash advances or letters of credit were outstanding at year end.

     Salomon received a security interest in all the Partnership's receivables, inventories, general intangibles and cash to secure obligations under the Master Credit Support Agreement.

     There can be no assurance of the availability or the terms of credit for the Partnership. Salomon does not currently foresee any circumstances under which it would provide guarantees or other credit support after the three-year credit support period. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Prior to December 1999, management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders.

  Distributions

    Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) Distributions of Available Cash to the holders of Subordinated OLP Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period (which will not end earlier than December 31, 2001) and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. MQD is $0.50 per unit.

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

    In 1997, the Partnership paid total distributions per unit of $1.66 per unit, representing distributions for the period from the Partnership's inception in December 1996 through September 30, 1997. A distribution of $0.50 per unit, applicable to the fourth quarter of 1997, was paid on February 13, 1998 to holders of record on January 30, 1998.

  Year 2000

     The Partnership utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000. The General Partner has developed and initiated a plan to identify, evaluate and ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. Many of the Partnership's operating and financial systems are already compliant. The Partnership's remaining operational and financial systems are scheduled for enhancements in phases and will be compliant by the year 2000. The Partnership is communicating with software vendors, business partners and others with which it conducts business to obtain assurances that the systems of those parties will be year 2000 compliant. The General Partner does not believe that the total future cost associated with potential year 2000 compliance issues and conversion of systems will materially impact its results of operations.

Item 8.  Financial Statements and Supplementary Data

  The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 24.

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

     Name                 Age                        Position
-------------------      -----     ------------------------------------------


Thomas W. Jasper          49       Director and Chairman of the Board

John P. vonBerg           44       Director, Chief Executive Officer and
                                     President

Mark J. Gorman            43       Director, Chief Operating Officer and
                                     Executive Vice President

Michael A. Peak           44       Director

Paul N. Howell            79       Director

Ronald E. Hall            66       Director

Donald H. Anderson        49       Director

Herbert I. Goodman        75       Director

J. Conley Stone           66       Director

John M. Fetzer            44       Senior Vice President, Crude Oil

Allyn R. Skelton, II      46       Chief Financial Officer

Paul A. Scoff             39       General Counsel and Secretary

Allen R. Stanley          54       Vice President, Pipeline Operations

Ben F. Runnels            57       Vice President, Trucking Operations

Kerry W. Mazoch           51       Vice President, Crude Oil Acquisitions

  Thomas W. Jasper has served as a Director of the General Partner since December 1996. He was appointed to the position of Treasurer of Salomon Smith Barney Holdings Inc. and its principal subsidiaries, Salomon Brothers Inc and Smith Barney Inc. in December 1997. Mr. Jasper is also a Managing Director of Salomon Smith Barney Holdings Inc., Salomon Brothers Inc and Smith Barney, Inc. Mr. Jasper was Treasurer of Salomon Inc and Salomon Brothers Inc. from April 1996 to December 1997. Prior to this appointment, he was responsible for investment banking client relationships with European and Japanese multinational subsidiaries in the United States. In February 1994, Mr. Jasper was named Chairman of Salomon Brothers Hong Kong Limited and Chief Operating Officer for the Asia-Pacific region. Mr. Jasper was originally made Regional Head of Salomon Brothers Hong Kong Limited in July 1992. His previous responsibilities with Salomon Brothers included managing the firm's Capital Markets Services Group and its Interest Rate Swap Group. He joined Salomon Brothers in 1982.
Mr. Jasper was with Bankers Trust Company prior to 1982.

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

  Mark J. Gorman has served as Director and Executive Vice President of the General Partner since December 1996. In October 1997 he was also elected to Chief Operating Officer of the General Partner. He was President of Howell Crude Oil Company, a wholly-owned subsidiary of Howell Corporation, from September 1992 to December 1996. Prior to joining Howell, Mr. Gorman worked for Marathon for fifteen years in various capacities in Crude Oil Acquisition and Finance and Administration, including Manager of Crude Oil Purchases and Sales and Manager of Crude Oil Trading and Risk Management.

  Michael A. Peak was elected to the Board of Directors of the General Partner in April 1997. Since 1989, Mr. Peak has been a crude oil trader with Phibro, Inc., a wholly-owned subsidiary of Salomon Smith Barney Holdings Inc. Prior to joining Phibro, Inc., Mr. Peak worked for Marathon for thirteen years in various capacities, including Manager of Crude Oil Trading, Business Development for the Gulf Coast Pipeline Division, Controller of the Gulf Coast Pipeline Division, Natural Gas Liquids Trader and several planning positions.

  Paul N. Howell has served as a Director of the General Partner since December 1996. He held the position of President of Howell from 1995 until May 1997 and the post of Chief Executive Officer of Howell from 1955 until May 1997. Mr. Howell served as Chairman of the Board of Howell from 1978 to 1995 and continues to serve as a director of Howell.

  Ronald E. Hall has served as a Director of the General Partner since December 1996. He served as Chairman of the Board of Howell from 1995 until May 1997 and continues to serve as a director of Howell. From 1985 to 1995, Mr. Hall held the position of President and Chief Executive Officer of CITGO Petroleum Corporation ("CITGO"), a refining, marketing and distribution company. Mr. Hall served as a director of CITGO from 1990 to 1995. Mr. Hall has also served as a director of Getty Marketing Company since 1996 and as a director of Lodestar Logistics Corporation since 1997.

  Donald H. Anderson was elected to the Board of Directors of the General Partner in March 1997. He was Chairman, President and Chief Executive Officer of PanEnergy Services, Inc., from December 1994 to March 1, 1997. PanEnergy Services, Inc., a subsidiary of PanEnergy Corp., is engaged in nonjurisdictional natural gas and electric marketing, natural gas gathering and processing, and crude oil and natural gas liquids trading and pipeline transportation. From 1989 to 1994, Mr. Anderson was President and Chief Operating Officer and Director of Associated Natural Gas Corporation, which merged with PanEnergy Corp. in 1994. Prior to 1989, Mr. Anderson was Vice President of Lantern Petroleum Corporation.

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

  John M. Fetzer has served as Senior Vice President, Crude Oil, for the
General Partner since December 1996. He served in the same capacity for Howell Crude Oil Company from September 1994 to December 1996. From 1993 to September 1994, Mr. Fetzer was a private investor and a consultant and expert witness in oil and gas related matters. He held the positions of Senior Vice President, Marketing, from 1991 to 1993 and Vice President of Crude Oil Trading from 1986 to 1991 at Enron Oil Trading and Transportation. From 1981 to 1986, Mr. Fetzer served as Manager, Crude Oil Trading for UPG Falco and P&O Falco, which later became Enron Oil Trading and Transportation. Prior to joining P&O Falco he held various financial and commercial positions with Marathon, which he joined in 1976.

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

  Ben F. Runnels has served as Vice President, Trucking Operations of the General Partner since December 1996. He held the position of General Manager, Operations with Basis and its predecessor, Phibro USA, for the previous four years. Prior to that, he was Manager, Operations for JM Petroleum Corporation for four years. From 1974 until 1988, he was employed by Tesoro Petroleum Corp. and held the positions of Terminal Manager, Regional Manager, Pipeline Manager, and Division Manager, respectively. From 1962 until 1974, Mr. Runnels held various managerial positions at Ryder Tank Lines, Coastal Tank Lines, Robertson Tank Lines and Gulf Oil Corporation.

  Kerry W. Mazoch has served as Vice President, Crude Oil Acquisitions, of the General Partner since August 1997. From 1991 to 1997 he held the position of Vice President and General Manager of Crude Oil Acquisitions at Northridge Energy Marketing Corp., a wholly-owned subsidiary of TransCanada Pipelines Limited. From 1972 until 1991 he was employed by Mesa Pipe Line Company and held the positions of Vice President, Crude Oil, and General Manager, Refined Products Marketing. Prior to 1972, Mr. Mazoch worked for Exxon Company U.S.A. in various refined products marketing capacities.

  Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 1997 its officers and directors complied with all applicable filing requirements in a timely manner except on three occasions. A Form 3 initial filing for J. Conley Stone was filed two days late in February 1997. No ownership of Common Units was included on the filing. A Form 3 initial filing for Kerry W. Mazoch was due in August 1997 and was not filed until March 1998. No ownership was included on the filing. A Form 4 filing regarding a purchase of Common Units was not made by Allen R. Stanley for December 1997. The information was subsequently included on a Form 5. The filing was 20 days late.

  Representatives of Salomon and Howell and officers of the General Partner will not receive any additional compensation for serving Genesis Energy, L.L.C., as members of the Board of Directors or any of its committees. Each of the independent directors receives an annual fee of $20,000.

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

  The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 1997 and during the one month ended December 31, 1996 to the Chief Executive Officer and each of Genesis' four other most highly compensated executive officers (the "Named Officers").

                           Summary Compensation Table

                                                Annual Compensation
                                        ---------------------------------
                                                             Other Annual   All Other
                                        Salary       Bonus   Compensation Compensation
Name and Principal Position    Year        $           $        $ <F1>         $
---------------------------    ----     -------      ------  ------------ ------------
John P. vonBerg                1997     350,000      50,000        -       9,550<F2>
  Chief Executive Officer      1996      29,167           -        -           -
    and President

Mark J. Gorman                 1997     212,500      37,500        -       9,550<F2>
  Executive Vice President     1996      17,500           -        -           -
    and Chief Operating Officer

John M. Fetzer                 1997     200,000      37,500        -       9,550<F2>
  Senior Vice President,       1996      16,667           -        -           -
    Crude Oil

Allyn R. Skelton, II           1997     175,000      17,500        -       9,550<F2>
  Chief Financial Officer      1996      14,583           -        -           -

Allen R. Stanley               1997     140,000      20,000        -       7,134<F3>
  Vice President, Pipeline     1996      11,667           -        -           -

<F1>
No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.
<F2>
Includes $4,750 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.
<F3>
Includes $3,069 of Company-matching contributions to a defined contribution plan and $4,065 of profit-sharing contributions to a defined contribution plan.

In 1997, the Named Officers were awarded rights under a long-term incentive plan (the Initial Restricted Unit Plan). That plan was amended and restated in January 1998 and no longer qualifies as a long-term incentive plan.
Accordingly, awards under the amended and restated restricted unit plan will be included in the Summary Compensation Table for 1998. As the awards made in 1997 were effectively terminated, they are not included in the table above.

  Employment Agreements

     The General Partner entered into employment agreements with the following executive officers: Mr. vonBerg, Mr. Gorman, Mr. Fetzer, Mr. Skelton, Mr. Stanley, Mr. Runnels and Mr. Scoff. The agreements have an initial term expiring December 31, 1999 ("Initial Term") with one optional extension term of two years and five additional optional extension terms of one year each ("Extension Terms"), and include the following additional provisions: (i) an annual base salary, (ii) eligibility to participate in the Restricted Unit Plan (including the allocation of Initial Restricted Units) and Incentive Compensation Plan described below, (iii) confidential information and noncompetition provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance compensation under certain circumstances. Severance compensation applicable under the employment agreements for an involuntary termination during the Initial Term and Extension Terms (other than a termination for cause, as defined in the agreements) will include payment of the greater of (i) the base salary for the balance of the applicable term, or (ii) one year's base salary then in effect and, in addition, the executive will be entitled to receive incentive compensation payable to the executive in accordance with the Incentive Plan. Upon expiration or termination of the agreement, the confidential information and noncompetition provisions will continue until the earlier of one year after the date of termination or the remainder of the unexpired term, but in no event for less than six months following the expiration or termination.

  Restricted Unit Plan

     In January 1997, the General Partner adopted a restricted unit plan for key employees of the General Partner that provided for the award of rights to receive Common Units under certain restrictions including meeting thresholds tied to Available Cash and Adjusted Operating Surplus. In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and Adjusted Operating Surplus were eliminated. The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 235,000 Common Units (the "Restricted Units") have been allocated to approximately 30 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

     One-third of the Restricted Units allocated to each individual will vest annually beginning December 31, 1998. The remaining rights to receive 56,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

     Upon "vesting" in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such participant. Units issued to participants may be newly issued Units acquired by the General Partner from the Partnership at then prevailing market prices or may be acquired by the General Partner in the open market. In either case, the associated expense will be borne by the Partnership. Until Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The participant shall receive cash awards based on the number of non-vested units held by such participant to the extent that distributions are paid on Subordinated OLP Units. To date, no distributions have been paid with respect to Subordinated OLP Units. No consideration will be payable by the plan participants upon vesting and issuance of the Common Units. The plan participant cannot sell the Common Units until one year after the date of vesting.

     Termination without cause in violation of a written employment agreement, or a Significant Event as defined in the Restricted Unit Plan, will result in immediate vesting of all non-vested units and conversion to Common Units without any restrictions.

  Incentive Plan

     In January 1997, the General Partner adopted the Genesis Incentive Compensation Plan (the "Incentive Plan") and amended it in January 1998. The Incentive Plan is designed to enhance the financial performance of the Partnership by rewarding the executive officers and other specific key employees for achieving annual financial performance objectives. The Incentive Plan will be administered by the Compensation Committee. Individual participants and payments, if any, for each calendar year will be determined by and in the discretion of the Compensation Committee. No incentive payments will be made with respect to any year unless (i) the aggregate MQD in the Incentive Plan year has been distributed to each holder of Common Units, plus any arrearage thereon,
(ii) the Adjusted Operating Surplus generated during such year has equaled or exceeded the sum of the MQD on all of the outstanding Common Units and the related distribution on the General Partner's interest during such year and
(iii) no APIs are outstanding. In addition, incentive payments will not exceed $375,000 with respect to any year unless (i) each holder of Subordinated OLP Units has also received the aggregate MQD and (ii) the Adjusted

Operating
Surplus generated during such year exceeded the sum of the MQD on all of the outstanding Common Units and Subordinated OLP Units and the related distribution on the General Partner's interest during such year. Any incentive payments will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Incentive Plan at any time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The Partnership knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership. As set forth below, certain beneficial owners own interests in the General Partner of the Partnership.

                                                               Amount and Nature
                                     Name and Address       of Beneficial Ownership     Percent
     Title of Class                of Beneficial Owner       as of January 1,1997      of Class
-------------------------     ---------------------------   -----------------------    --------
General Partner Interest      Genesis Energy, L.L.C.                    1 <F1>          100.00
                              500 Dallas, Suite 2500
                              Houston, TX  77002

General Partner Interest      Salomon Smith Barney Holdings Inc.        1 <F1>          100.00
                              Seven World Trade Center
                              New York, NY  10048

General Partner Interest      Howell Corporation                        1 <F1>          100.00
                              1111 Fannin, Suite 1500
                              Houston, TX  77002
  _____________________

<F1>
Salomon owns 54% of Genesis Energy, L.L.C., and Howell owns 46% of Genesis
Energy, L.L.C.   The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

  The following table sets forth certain information as of February 28, 1998, regarding the beneficial ownership of the Common Units by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                               Amount and Nature of Beneficial Ownership
                                             ---------------------------------------------
                                             Sole Voting and  Shared Voting and   Percent
   Title of Class              Name          Investment Power Investment Power    of Class
---------------------    ----------------    ---------------- ----------------    --------
Genesis Energy, L.P.     Thomas W. Jasper          -                  -               -
Common Unit              John P. vonBerg       1,000                  -               *
                         Mark J. Gorman        3,000                  -               *
                         Michael A. Peak         409                  -               *
                         Paul N. Howell        1,200                  -               *
                         Ronald E. Hall        3,000                  -               *
                         Donald H. Anderson    1,000                  -               *
                         Herbert I. Goodman    2,000                  -               *
                         J. Conley Stone           -                  -               -
                         John M. Fetzer        1,500                  -               *
                         Allyn R. Skelton, II      -              3,000               *
                         Allen R. Stanley        800              6,400               *

                         All directors and
                          executive officers
                          as a group (15 in
                          number)             13,909              9,400               *
_____________________
* Less than 1%

  The above table includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

Item 13.  Certain Relationships and Related Transactions

  See Note 10 to the Consolidated Financial Statements for information regarding certain transactions between Genesis and the General Partner, Salomon, Howell and their subsidiaries and affiliates.

  Salomon and Howell own 1,163,700 and 991,300 Subordinated OLP Units, respectively, representing a 10.58% and 9.01% limited partner interest in GCOLP. Salomon and Howell own 54% and 46%, respectively, of the General Partner. Through its control of the General Partner, Salomon has the ability to control the management of the Partnership and GCOLP.

  For administrative reasons, each of Basis and Howell employed through December 31, 1996, the persons responsible for managing or operating the Partnership. All employment costs and expenses related to such employees for the one month ended December 31, 1996 were charged to the General Partner and were reimbursed by the Partnership to the General Partner.

  Redemption and Registration Rights Agreement. Pursuant to the Redemption and Registration Rights Agreement, the Partnership has agreed, at the end of the Subordination Period or upon earlier conversion of Subordinated OLP Units into Common OLP Units, to use reasonable efforts to sell that number of Common Units equal to the number of Common OLP Units that Salomon or Howell is requesting be redeemed. The proceeds, net of underwriting discount or placement fees, if any, from such sale will be used by the Operating Partnership to redeem such Common OLP Units. The Partnership is obligated to pay the expenses incidental to redemption requests, other than the underwriting discount or placement fees, if any. The General Partner will have a proportionate percentage of its general partner interest in the Operating Partnership redeemed when Common OLP Units are redeemed in connection with the exercise of the redemption right.

  Distribution Support Agreement. To further enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units with respect to each quarter through the quarter ending December 31, 2001 (subject to earlier termination commencing December 31, 1999), Salomon has agreed in the Distribution Support Agreement, subject to certain limitations, to contribute or cause to be contributed cash, if necessary, to the Partnership in return for APIs. Salomon's obligation to purchase APIs is limited to a maximum amount outstanding at any one time equal to $17.6 million. The Unitholders have no independent right separate and apart from the Partnership to enforce obligations of Salomon under the Distribution Support Agreement. See "Cash Distribution Policy--Distribution Support."

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) and (2)  Financial Statements and Financial Statement Schedules

  See "Index to Consolidated Financial Statements" set forth on page 24.

  (a)(3)  Exhibits

      3.1 Certificate of Limited Partnership of Genesis Energy, L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 333-11545)

    **3.2 Agreement of Limited Partnership of Genesis

    **3.3 Certificate of Limited Partnership of Genesis Crude Oil, L.P. (the "Operating Partnership")

      3.4 Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.4 to Registration Statement, File No. 333-11545)

   **10.1 Purchase & Sale and Contribution & Conveyance Agreement dated as of December 3, 1996 among Basis Petroleum, Inc. ("Basis"), Howell Corporation ("Howell"), certain subsidiaries of Howell, Genesis, the Operating Partnership and Genesis Energy, L.L.C.

   **10.2 First Amendment to Purchase & Sale and Contribution & Conveyance Agreement

   **10.3 Distribution Support Agreement among the Operating Partnership and Salomon Inc

   **10.4 Master Credit Support Agreement among the Operating Partnership, Salomon Inc and Basis

   **10.5 Redemption and Registration Rights Agreement among Basis, Howell, certain Howell subsidiaries, Genesis and the Operating Partnership

     10.7 Non-competition Agreement among Genesis, the Operating Partnership, Salomon Inc, Basis and Howell (incorporated by reference to Exhibit 10.6 to Registration Statement, File No. 333-11545)

   **10.8 Employment Agreement between Genesis Energy, L.L.C. and John P.
vonBerg

   **10.9 Employment Agreement between Genesis Energy, L.L.C. and Mark J. Gorman

  **10.10 Employment Agreement between Genesis Energy, L.L.C. and John M. Fetzer

  **10.11 Employment Agreement between Genesis Energy, L.L.C. and Allyn R. Skelton, II

  **10.12 Employment Agreement between Genesis Energy, L.L.C. and Paul A. Scoff

  **10.13 Employment Agreement between Genesis Energy, L.L.C. and Allen R.
Stanley

  **10.14 Employment Agreement between Genesis Energy, L.L.C. and Ben F. Runnels

    10.15 Office Lease at One Allen Center between Trizec Allen Center Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

    10.16 Third Amendment to Master Credit Support Agreement (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

   *10.17 Sixth Amendment to Master Credit Support Agreement

   *10.18 Amended and Restated Restricted Unit Plan

     11.1 Statement Regarding Computation of Per Share Earnings (See Note 3 to the Consolidated Financial Statements - "Net Income Per Unit")

    *21.1 Subsidiaries of the Registrant

    *  27 Financial Data Schedule

----------------

*Filed herewith

**   Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the
Year Ended December 31, 1996.

  (b)  Reports on Form 8-K

None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 18th day of March, 1998.

                                     GENESIS ENERGY, L.P.
                                     (A Delaware Limited Partnership)

                                By:  GENESIS ENERGY, L.L.C., as
                                          General Partner


                                By:    /s/  John P. vonBerg *
                                     -------------------------------
                                     John P. vonBerg
                                     Chief Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/  John P. vonBerg *        Director, Chief Executive Officer  March 18, 1998
--------------------------------            and President
     John P. vonBerg          (Principal Executive Officer)

/s/  Allyn R. Skelton, II        Chief Financial Officer         March 18, 1998
--------------------------------    (Principal Financial and
     Allyn R. Skelton, II          Accounting Officer)


/s/  Thomas W. Jasper *       Chairman of the Board and          March 18, 1998
--------------------------------           Director
     Thomas W. Jasper

/s/  Michael A. Peak *                 Director                  March 18, 1998
--------------------------------
     Michael A. Peak

/s/  Paul N. Howell *                  Director                  March 18, 1998
--------------------------------
     Paul N. Howell

/s/  Ronald E. Hall *                  Director                  March 18, 1998
--------------------------------
     Ronald E. Hall

/s/  Mark J. Gorman *         Director, Chief Operating Officer  March 18, 1998
--------------------------------     and Executive Vice President
     Mark J. Gorman



* By /s/  Allyn R. Skelton, II
--------------------------------
          Allyn R. Skelton, II
     (Attorney-in-fact for persons indicated)

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    27
Consolidated Balance Sheets, December 31, 1997 and 1996                     28

Consolidated Statement of Operations for the Year Ended December 31, 1997,
Pro Forma Consolidated Statement of Operations for the Year Ended
  December 31, 1996,
Consolidated Statement of Operations for the One Month Ended
  December 31, 1996,
Statement of Operations for the Eleven Months Ended November 30, 1996 (Predecessor) and
Statement of Operations for the Year Ended December 31, 1995 (Predecessor)  29

Consolidated Statement of Cash Flows for the Year Ended
  December 31, 1997 and for the One Month Ended December 31, 1996,
Statement of Cash Flows for the Eleven Months Ended November 30, 1996 (Predecessor) and
Statement of Cash Flows for the Year Ended December 31, 1995 (Predecessor)  30

Consolidated Statements of Partners' Capital for the Year Ended
  December 31, 1997 and for the One Month Ended December 31, 1996,
Statement of Divisional Equity for the Eleven Months Ended
  November 30, 1996 (Predecessor), and
Statement of Divisional Equity for the Year Ended December 31, 1995
(Predecessor)                                                               31

Notes to Consolidated Financial Statements                                  32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genesis Energy, L.P.:

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P., (a Delaware limited partnership) as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and partners' capital for the year ended December 31, 1997 and for the one month ended December 31, 1996. We have also audited the statements of operations, cash flows and divisional equity of the Predecessor (as defined in Note 1 to the consolidated financial statements) for the eleven months ended November 30, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management and the Predecessor's management, respectively.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the one month ended December 31, 1996 and the results of the operations and the cash flows of the Predecessor for the eleven months ended November 30, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP


Houston, Texas
February 19, 1998

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                       December 31, December 31,
                                           1997       1996
                                         --------   --------
     Assets
Current Assets
   Cash and cash equivalents             $ 11,812   $ 11,878
   Accounts receivable -
   Trade                                  209,869    336,358
   Related party                                -     52,449
   Inventories                              7,033      8,290
   Other                                    3,488      1,396
                                         --------   --------
   Total current assets                   232,202    410,371

Property and Equipment, at cost           105,102    100,097
   Less:  Accumulated depreciation        (16,464)   (11,160)
                                         --------   --------
   Net property and equipment              88,638     88,937

Other Assets, net of amortization          10,274     10,592
                                         --------   --------

Total Assets                             $331,114   $509,900
                                         ========   ========


   Liabilities and Partners' Capital
Current Liabilities
   Accounts payable -
   Trade                                 $215,159   $387,322
   Related party                            2,832      3,430
   Accrued liabilities                      6,547      7,811
                                         --------   --------
   Total current liabilities              224,538    398,563

Commitments and Contingencies (Note 15)

Minority Interests                         28,225     26,257

Partners' Capital
   Common unitholders, 8,625 units
     issued and outstanding                76,783     83,378
   General partner                          1,568      1,702
                                         --------   --------
   Total partners' capital                 78,351     85,080
                                         --------   --------

Total Liabilities and Partners' Capital  $331,114   $509,900
                                         ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                                       One Month  Eleven Months
                                             Year Ended   Year Ended     Ended        Ended     Year Ended
                                            December 31,  December 31, December 31,November 30,December 31,
                                                1997          1996        1996        1996         1995
                                             ----------    ----------   --------   ----------   ----------
                                                          (Pro forma)                   (Predecessor)
                                                          (Unaudited)
REVENUES:
     Gathering and marketing revenues
     Unrelated parties                       $2,911,333    $3,101,632   $318,110   $2,194,156   $1,916,231
     Related parties                            443,606     1,464,202     52,449    1,403,951    1,523,834
     Pipeline revenues                           17,989        16,780      1,426            -            -
                                             ----------    ----------   --------   ----------   ----------
     Total revenues                           3,372,928     4,582,614    371,985    3,598,107    3,440,065
COST OF SALES:
     Crude costs, unrelated parties           3,147,694     4,179,974    363,735    3,245,123    2,729,145
     Crude costs, related parties               183,490       346,389      2,988      327,963      680,614
     Field operating costs                       12,107        15,092      1,290        6,744        7,152
     Pipeline operating costs                     6,016         4,978        463            -            -
                                             ----------    ----------   --------   ----------   ----------
     Total cost of sales                      3,349,307     4,546,433    368,476    3,579,830    3,416,911
                                             ----------    ----------   --------   ----------   ----------
GROSS MARGIN                                     23,621        36,181      3,509       18,277       23,154
EXPENSES:
     General and administrative                   8,557         9,470      1,363        3,316        3,658
     Depreciation and amortization                6,300         6,834        518        1,396        4,815
                                             ----------    ----------   --------   ----------   ----------

OPERATING INCOME                                  8,764        19,877      1,628       13,565       14,681
OTHER INCOME (EXPENSE):
     Interest, net                                1,063            56         56          294          173
     Other, net                                      21           (74)         -         (83)        (197)
                                             ----------    ----------   --------   ----------   ----------

Income before income taxes and minority interests 9,848        19,859      1,684       13,776       14,657

Income tax provision                                  -             -          -        5,167        5,530
                                             ----------    ----------   --------   ----------   ----------
Net income before minority interests              9,848        19,859      1,684        8,609        9,127

Minority interests                                1,968         3,970        337            -            -
                                             ----------    ----------   --------   ----------   ----------
NET INCOME                                   $    7,880    $   15,889   $  1,347   $    8,609   $    9,127
                                             ==========    ==========   ========   ==========   ==========

NET INCOME PER COMMON UNIT-BASIC AND DILUTED $     0.90    $     1.81   $   0.15
                                             ==========    ==========   ========


NUMBER OF COMMON UNITS OUTSTANDING                8,625         8,625      8,625
                                             ==========    ==========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   One Month  Eleven Months
                                                     Year Ended      Ended        Ended     Year Ended
                                                     December 31, December 31, November 30, December 31,
                                                         1997         1996        1996         1995
                                                      ---------    ---------   ---------     --------
                                                                                    (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $   7,880    $   1,347   $   8,609     $  9,127
     Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities -
     Depreciation                                         5,820          479       1,396        2,178
     Amortization of intangible assets                      480           39           -        2,637
     Deferred income taxes                                    -            -         (12)        (500)
     (Gain) loss on disposal of assets                      (21)           -          82          (33)
     Minority interests equity in earnings                1,968          337           -            -
     Other noncash charges                                   66          200           -          124
     Changes in components of working capital -
     Accounts receivable                                178,938     (384,681)   (133,676)     (98,158)
     Inventories                                          1,257       (4,944)      2,763        3,249
     Other current assets                                (2,092)      (1,260)        (17)           -
     Accounts payable                                  (172,761)     381,418     118,948       98,916
     Accrued liabilities                                 (1,330)       6,218         157           83
     Accrued income taxes                                     -            -        (851)       3,858
                                                      ---------    ---------   ---------     --------
Net cash provided by (used in) operating activities      20,205         (847)     (2,601)      21,481

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (5,848)        (106)     (1,100)         (17)
     Increase in other assets                              (162)           -      (1,203)           -
     Purchase of operations of Howell                         -      (74,021)          -            -
     Proceeds from sales of assets                          348            -         270          493
                                                      ---------    ---------   ---------     --------
Net cash (used in) provided by investing activities      (5,662)     (74,127)     (2,033)         476

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to common unitholders                (14,317)           -           -            -
     Distributions to General Partner                      (292)           -           -            -
     General partner contribution at formation                -        2,941           -            -
     Net proceeds of public offering of Common Units          -      162,975           -            -
     Distribution to Basis at formation                       -      (86,985)          -            -
     Net advances from (to) Basis                             -            -       4,634      (21,957)
     Other                                                    -          543           -            -
                                                      ---------    ---------   ---------     --------
Net cash (used in) provided by financing activities     (14,609)      79,474       4,634      (21,957)
                                                      ---------    ---------   ---------     --------

Net (decrease) increase in cash and cash equivalents        (66)       4,500           -            -

Cash and cash equivalents at beginning of period         11,878        7,378           -            -
                                                      ---------    ---------   ---------     --------

Cash and cash equivalents at end of period            $  11,812    $  11,878   $       -     $      -
                                                      =========    =========   =========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                       CONSOLIDATED STATEMENT OF PARTNERS'
                            CAPITAL/DIVISIONAL EQUITY
                                 (In thousands)

                                                       Partners' Capital
                                                     ---------------------
                                                        Common     General       Divisional
                                                     Unitholders   Partner          Equity
                                                     -----------   -------       ----------
                                                                                (Predecessor)

Divisional equity at December 31, 1994                                            $  4,393
Net income                                                                           9,127
Net advances to Basis                                                              (21,957)
                                                                                  --------
Divisional equity at December 31, 1995                                              (8,437)
Net income for eleven months ended November 30, 1996                                 8,609
Net advances from Basis                                                              4,634
                                                                                  --------
Divisional equity at November 30, 1996                                            $  4,806
                                                                                  ========

Initial capital based on issuance of partnership
  interests (see Note 1)                                  $82,058    $1,675
Net income for the one month ended December 31, 1996        1,320        27
                                                          -------    ------
Partners' capital at December 31, 1996                     83,378     1,702
Net income for the year ended December 31, 1997             7,722       158
Cash distributions for the year ended December 31, 1997   (14,317)     (292)
                                                          -------    ------
Partners' capital at December 31, 1997                    $76,783    $1,568
                                                          =======    ======

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. ("GCOLP)". The General Partner owns a 2% general partner interest in GELP.

  Transactions at Formation

    At the closing of the offering, GELP contributed the net proceeds of the offering ($163.0 million) to GCOLP in exchange for a 80.01% general partner interest in GCOLP. With the net proceeds of the offering, GCOLP purchased for $74.0 million a portion of the crude oil gathering, marketing and pipeline operations of Howell Corporation ("Howell") and made a distribution of $86.9 million to Basis Petroleum, Inc. ("Basis") in exchange for its conveyance of a portion of its crude oil gathering and marketing operations. GCOLP issued an aggregate of 2.2 million subordinated limited partner units ("Subordinated OLP Units") to Basis and Howell to obtain the remaining operations. Basis' Subordinated OLP Units were transferred to its then parent, Salomon Smith Barney Holdings Inc. ("Salomon") in May 1997. The General Partner received an effective 2% general partner interest in GELP in exchange for a contribution of $2.9 million. The effects of these transactions, and the dilutive effect of differences in the consideration paid by the respective parties for their interests, have been reflected in the initial capital recorded by the Partnership.

  The operations acquired from Basis are hereafter referred to as the "Predecessor". Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP, its operating limited partnership and the Predecessor.

  At formation, Basis had the largest ownership interest in the Partnership, with an effective 10.58% limited partner interest in GCOLP and ownership of 54% of the General Partner; therefore, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis were treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell's operations was treated as a purchase for accounting purposes. See Note 4.

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of December 31, 1997 and 1996 for GELP and its results of operations, cash flows and changes in partners' capital for the year ended December 31, 1997 and the one month ended December 31, 1996, and the results of operations, cash flows and changes in divisional equity for the Predecessor for the eleven months ended November 30, 1996, and the year ended December 31, 1995.

  The accompanying financial statements of the Predecessor were prepared in connection with the public offering of limited partner interests in the Partnership. These financial statements include the accounts of the Predecessor, a division of Basis, which was a wholly-owned subsidiary of Salomon. Cash flows of the Predecessor not funded from operating activities were funded by Basis prior to the formation of the Partnership. Changes in divisional equity during the eleven months ended November 30, 1996 and the year ended December 31, 1995 which are not attributable to net income of the Predecessor represent net advances to or from Basis.

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

  Nature of Operations

    The principal business activities of the Partnership are the purchasing, gathering, transporting and marketing of crude oil in the United States. The Partnership gathers approximately 105,000 barrels per day at the wellhead principally in the southern and southwestern states and offshore in the Gulf of Mexico. The Partnership also owns and operates three crude oil pipelines onshore as well as one offshore pipeline. The onshore pipelines are in Texas, Mississippi/Louisiana and Florida/Alabama. The offshore pipeline is a 5.5-mile pipeline in the Gulf of Mexico that transports oil from Main Pass Block 64 to a connection with another party's pipeline.

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

  Cash and Cash Equivalents

    The Partnership considers investments purchased with a maturity of three months or less to be cash equivalents. Funds deposited with Salomon, as discussed in Note 10, are also considered cash equivalents. The Partnership has no requirement for compensating balances or restrictions on cash.

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

  Property and Equipment

    Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 20 years for pipelines and related assets, 3 to 7 years for vehicles and transportation equipment, and 5 to 10 years for buildings, office equipment, furniture and fixtures and other equipment. Maintenance and repair costs are charged against current operations. Expenditures which materially increase value, change capacities or extend useful lives are capitalized.

  Other Assets

    Goodwill of the Partnership is amortized over a period of 20 years and is recorded net of accumulated amortization.

  Minority Interests

    Minority interests represent the Subordinated OLP Units held by Salomon and Howell totaling 19.59% in GCOLP and the 0.4% interest the General Partner owns directly in GCOLP.

  Environmental Liabilities

    The Partnership provides for the estimated costs of environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.

  Income Taxes

    The Predecessor was included, through Basis, in the consolidated federal and state income tax returns of Salomon. The Predecessor's federal and state income taxes were provided as if the Predecessor filed its income tax return separately from Basis. If there was taxable income, taxes were provided at the statutory rate reduced by allowable tax credits. If there was a taxable loss, a tax benefit was provided at the statutory rate without limitation of any loss deduction. The tax benefit was increased by tax credits to the extent the credits were utilized by Basis.

    No provision for income taxes related to the operation of GELP is included in the accompanying consolidated financial statements, as such income will be taxable directly to the partners holding partnership interests in the Partnership.

  Hedging Activities

    The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps, options and futures contracts used to hedge future contract purchases of unpriced domestic crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the underlying risk element of the hedged item is recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts." Deferred gains and losses from hedging instruments are included in the Consolidated Balance Sheets in accrued liabilities or accounts receivable, respectively. Recognized gains and losses from hedging activities are included in cost of crude in the Consolidated Statements of Operations. Unrecognized income of $1,397,000 and $355,000 was deferred on these contracts at December 31, 1997 and 1996, respectively.

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

    Should a hedging contract cease to serve as a hedge of inventories or contractual commitments, the hedging instrument is accounted for under the marked-to-market method of accounting. Under this method, the contract is reflected at market value, and the resulting unrealized gains and losses are recognized currently in cost of crude in the Consolidated Statements of Operations.

  Revenue Recognition

    Gathering and marketing revenues are recognized when title to the crude oil is transferred to the customer. Pipeline revenues are recognized upon delivery of the barrels to the location designated by the shipper.

  Cost of Sales

    Cost of sales consists of the cost of crude oil and field and pipeline operating expenses. Field and pipeline operating expenses consist primarily of labor costs for drivers and pipeline field personnel, truck rental costs, fuel and maintenance, utilities, insurance and property taxes.

  Significant Customers

    A significant portion of the Partnership's revenues resulted from transactions with Basis and other Salomon affiliates. No other customer accounted for more than 10% of the Partnership's revenues in any period.

  Net Income Per Common Unit

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which established new accounting and reporting standards for earnings per share. The statement was effective for the Partnership for the year ended December 31, 1997 and resulted in the retroactive restatement of previously reported net income per unit. However, the adoption of this new standard had no effect on the Partnership's previously reported net income per unit.

    Basic net income per Common Unit is calculated on the number of outstanding Common Units of 8,625,000. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

  Adoption of Accounting Standards

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which establishes new accounting and reporting for the recognition and disclosure of environmental remediation liabilities. The provisions of the statement were effective for the Partnership in 1997 and did not have a significant effect on the Partnership's consolidated financial position or results of operations.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the Partnership's 1997 financial position or results of operations. Management is evaluating what, if any, additional disclosures may be required when these two statements are implemented.

4.  Acquisition of Howell

  As discussed in Notes 1 and 2, GCOLP acquired the crude oil gathering, marketing and pipeline operations of Howell in December 1996. This acquisition was treated as a purchase for accounting purposes.

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
                                                                  =======


  The results of operations of the assets acquired from Howell are included in the consolidated statement of operations of the Partnership for the one month ended December 31, 1996. The following unaudited pro forma information represents the consolidated pro forma amounts assuming the acquisition of Howell had occurred at the beginning of 1996 (in thousands, except per unit amounts).

                                                               Year Ended
                                                              December 31,
                                                                  1996
                                                              ------------
          Revenues                                             $4,582,614
          Net income                                           $   15,889
          Net income per Common Unit-basic and diluted         $     1.81

  The above amounts are based upon certain assumptions and estimates which the Partnership believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they necessarily indicative of the results of future combined operations.

5.  Inventories

  Inventories consisted of the following (in thousands).

                                                                 December 31,
                                                              ------------------
                                                                1997       1996
                                                               -------    ------
     Crude inventories, at market                              $2,304    $3,548
     Minimum crude inventories, at lower of cost or market      4,435     4,435
     Store warehouse inventories, at lower of cost or market      294       307
                                                               ------    ------
         Total inventories                                     $7,033    $8,290
                                                               ======    ======


  As of December 31, 1997 and 1996, the number of barrels included in minimum crude inventories was 285,000, with approximate market values of $4,946,000 and $7,259,000, respectively.

6.  Property and Equipment

  Property and equipment consisted of the following (in thousands).
                                                              December 31,
                                                           ------------------
                                                             1997       1996
                                                           --------   -------
     Land and buildings                                   $  3,569  $  3,553
     Pipelines and related assets                           83,611    80,567
     Vehicles and transportation equipment                   8,211     8,065
     Office equipment, furniture and fixtures                5,109     3,375
     Other equipment                                         4,602     4,537
                                                          --------  --------
                                                           105,102   100,097
     Less - Accumulated depreciation                       (16,464)  (11,160)
                                                          --------  --------
     Net property and equipment                           $ 88,638  $ 88,937
                                                          ========  ========

  Depreciation expense was $5,820,000 for the year ended December 31, 1997, $479,000 for the one month ended December 31, 1996, $1,396,000 for the eleven months ended November 30, 1996 and $2,178,000 for the year ended December 31, 1995.

7.  Other Assets

  Other assets consisted of the following (in thousands).

                                                               December 31,
                                                            ------------------
                                                              1997       1996
                                                            --------   -------
         Goodwill                                           $ 9,401   $ 9,401
         NYMEX seats                                          1,203     1,203
         Other                                                  189        27
                                                            -------   -------
                                                             10,793    10,631
         Less - Accumulated amortization                       (519)      (39)
                                                            -------   -------
         Unamortized other assets                           $10,274   $10,592
                                                            =======   =======

  Amortization expense was $480,000 for the year ended December 31, 1997, $39,000 for the one month ended December 31, 1996 and $2,637,000 for the year ended December 31, 1995. There was no amortization expense for the eleven months ended November 30, 1996.

8.  Credit Resources and Liquidity

  Pursuant to a Master Credit Support Agreement, GCOLP has established credit facilities with Salomon (collectively, the "Credit Facilities"). GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At December 31, 1997, the aggregate amount of obligations covered by guarantees was $259 million, including $124 million in payable obligations and $135 million of estimated crude oil purchase obligations for January 1998.

  Working Capital Facility

    Salomon has agreed to provide GCOLP, through March 31, 1998, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The total amounts outstanding at any one time under the Working Capital Facility will correspondingly reduce the amounts available under the Guaranty Facility. The interest rate for the Working Capital Facility is equal to the federal funds rate plus 5/8%. The Partnership had no letters of credit outstanding at December 31, 1997. No direct cash advances were outstanding at December 31, 1997. The Partnership expects to arrange for a working capital facility through one or more third party lenders or an extension of the Working Capital Facility with Salomon prior to the expiration of the Working Capital Facility.

  Summary of Credit Facilities Terms

    The Master Credit Support Agreement contains various restrictive and affirmative covenants including (i) restrictions on indebtedness other than (a) pre-existing indebtedness, (b) indebtedness pursuant to Hedging Agreements (as defined in the Master Credit Support Agreement) entered into in the ordinary course of business and (c) indebtedness incurred in the ordinary course of business by acquiring and holding receivables to be collected in accordance with customary trade terms, (ii) restrictions on certain liens, investments, guarantees, loans, advances, lines of business, acquisitions, mergers, consolidations and sales of assets and (iii) compliance with certain risk management policies, audit and receivable risk exposure practices and cash management practices as may from time to time be revised or altered by Salomon in its sole discretion.

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

    An Event of Default could result in the termination of the Credit
Facilities at the discretion of Salomon.  Significant Events of Default include
(a) a default in the payment of (i) any principal on any payment obligation under the Credit Facilities when due or (ii) interest or fees or other amounts within two business days of the due date, (b) the guaranty exposure amount exceeding the maximum credit support amount for two consecutive calendar months,
(c) failure to perform or otherwise comply with any covenants contained in the Master Credit Support Agreement if such failure continues unremedied for a period of 30 days after written notice thereof and (d) a material misrepresentation in connection with any loan, letter of credit or guarantee issued under the Credit Facilities. Removal of the General Partner will result in the termination of the Credit Facilities and the release of all of Salomon's obligations thereunder. Salomon does not currently foresee any circumstances under which it would provide guarantees or other credit support after the three-year credit support period ending December 31, 1999. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Prior to December 1999, management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders.

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

  Distributions

    Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) Distributions of Available Cash to the holders of Subordinated OLP Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period (which will not end earlier than December 31, 2001) and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. MQD is $0.50 per unit.

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

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

  GELP has an approximate 80.01% general partner interest in GCOLP. The remainder of GCOLP is held by Salomon, Howell and the General Partner. These interests, reflected in the consolidated financial statements as minority interests, are as follows.
                                                    Interest in
                                                       GCOLP
                                                    ----------
  Subordinated limited partner interest held by:
    Salomon                                           10.58%
    Howell                                              9.01
  General partner interest in GCOLP held by the
    General Partner                                     0.40
                                                     -------
  Total minority interests                            19.99%
                                                     =======

  The Partnership will be managed by the General Partner. Common Units will receive distributions in liquidation in preference to Subordinated OLP Units. See Note 8 for a discussion regarding distributions.

  Conversion of Subordinated OLP Units

    There is no established public market for the Subordinated OLP Units. The Subordinated OLP Units will convert into common units of GCOLP ("Common OLP Units") upon the expiration of the subordination period. The subordination period will not end prior to December 31, 2001 and will only end thereafter if GCOLP satisfies certain cash distribution and earnings tests. In addition, one-fourth of the Subordinated OLP Units may convert into Common OLP Units prior to the end of the subordination period if GCOLP satisfies certain cash distribution and earnings tests. Subordinated OLP Units that have converted into Common OLP Units will share equally in distributions of Available Cash with the Common Units.

    Once the Subordinated OLP Units have converted into Common OLP Units, Salomon or Howell may request that these units be redeemed. At such time, pursuant to a Redemption and Registration Rights Agreement, GELP will use its reasonable best efforts to sell the number of Common Units equal to the number of Common OLP Units in GCOLP that are to be redeemed. The proceeds, net of underwriting discount or placement fees from such sale, will be contributed to GCOLP and used to redeem such Common OLP Units. GELP is obligated to pay the expenses incidental to redemption requests, other than underwriting discount or placement fees. The General Partner will have a proportionate percentage of its general partner interest in GCOLP redeemed when Common OLP Units are redeemed in connection with the exercise of the redemption right.

10.  Transactions with Related Parties

  Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Basis was a wholly-owned subsidiary of Salomon until May 1, 1997, when Basis was sold to Valero Energy Corporation. Basis transferred its 54% interest in the general partner and its approximately
1.2 million Subordinated OLP Units to Salomon in conjunction with the sale of Basis.

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                           One Month     Eleven
                              Year Ended     Ended    Months Ended   Year Ended
                             December 31, December 31, November 30, December 31,
                                 1997         1996         1996         1995
                            ------------- ------------ ------------ ------------
                                                             (Predecessor)
    Sales to affiliates        $443,606      $52,449    $1,403,951   $1,523,834
    Purchases from affiliates  $183,490       $2,988      $327,963     $680,614

  Clearing of Commodities Futures Transactions

    The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc. ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc. of $29,000.

    The Predecessor cleared its NYMEX transactions through Basis Clearing, Inc. and Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon. The Predecessor paid commissions to these entities of $645,000 for the eleven months ended November 30, 1996 and $376,000 in 1995.

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $14,973,000 for the year ended December 31, 1997 and $703,000 for the one month ended December 31, 1996.

    The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provided certain administrative and support services for the benefit of the Partnership. Such services included human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. The Partnership no longer receives any services under the Corporate Services Agreement. Charges by Basis under the Corporate Services Agreement during the period in 1997 that Basis was a related party to the Partnership were approximately $100,000 per month. Charges by Basis under the Corporate Services Agreement were $120,000 for the one month ended December 31, 1996.

    For the one month ended December 31, 1996, those persons who managed and operated the Partnership were employees of Basis or Howell, providing services to the General Partner under a transition services agreement. The total amount paid for the services and the related benefit costs were $344,000 to Basis and $359,000 to Howell.

    Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $1,100,000 for the eleven months ended November 30, 1996 and approximately $1,200,000 for the year ended December 31, 1995.

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invests excess cash with Salomon and earns interest at market rates. At December 31, 1997, the Partnership had $14.0 million in funds deposited with Salomon under the Treasury Management Agreement. At December 31, 1996, the Partnership had $6,053,000 in funds deposited with Basis under the Treasury Management Agreement. Such amounts have been classified in the consolidated balance sheets as cash and cash equivalents. For the year ended December 31, 1997, the Partnership earned interest of $833,000 on the investments with Salomon. For the one month ended December 31, 1996, the Partnership earned interest of $52,000 on these loans by the Partnership to Basis.

  Credit Facilities

    As discussed in Note 8, Salomon provides Credit Facilities to the Partnership. For the year ended December 31, 1997 and the one month ended December 31, 1996, the Partnership paid Salomon $730,000 and $102,000 for guarantee fees under the Credit Facilities. The Partnership paid Basis $85,000 for interest under the Credit Facilities during 1997.

11.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest for the year ended December 31, 1997 was $1,139,000. Payments of interest were $122,000 for the year ended December 31, 1997.

  Cash received by the Predecessor for imputed interest was $299,000 for the eleven months ended November 30, 1996. Payments of imputed interest by the Predecessor were $169,000 for the year ended December 31, 1995.

  Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the eleven months ended November 30, 1996 related to 1995 and $1,959,000 during the year ended December 31, 1995 related to 1994.

12.  Employee Benefit Plans

  The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. Beginning January 1, 1997, employees of the General Partner provide those services and are covered by various retirement and other benefit plans. The General Partner's employees participated in the plans of Basis in 1997. Beginning in 1998, the General Partner has its own plans.

  The plans described below represent the plans of the General Partner for 1998. Except where noted, these plans were in effect in 1997 and for the Predecessor in 1996.

  In order to encourage long-term savings and to provide additional funds for retirement to its employees, the General Partner sponsors a profit-sharing and retirement savings plan. Under this plan, the General Partner's matching contribution is calculated as the lesser of 50% of each employee's annual pretax contribution or 3% of each employee's total compensation. The General Partner also made a profit-sharing contribution of at least 3% of each eligible employee's total compensation. The General Partner's costs relating to this plan were $474,000 for the year ended December 31, 1997. The Predecessor's costs relating to this plan were $267,000 for the eleven months ended November 30, 1996 and $292,000 in 1995.

  The General Partner also provided certain health care and survivor benefits for its active and retired employees. In 1998, these plans will be fully-insured. In 1997 and 1996, these benefit programs were self-insured. Both active and retired employees contributed to such programs with retired employees assuming a larger portion of the cost attributable to their benefits. The expenses of the General Partner for these benefits were $1,731,000 and $200,000 in 1997 and for the one month ended December 31, 1996, respectively. Expenses allocated to the Predecessor for these benefits were $369,000 for the eleven months ended November 30, 1996 and $391,000 in 1995.

  The General Partner also adopted two new plans in January 1997 and amended these plans in January 1998. These plans are a restricted unit plan ("Restricted Unit Plan") for key employees of the General Partner and the Genesis Incentive Compensation Plan ("Incentive Plan").

  Restricted Unit Plan

     In January 1997, the General Partner adopted a restricted unit plan for key employees of the General Partner that provided for the award of rights to receive Common Units under certain restrictions, including meeting thresholds tied to Available Cash and Adjusted Operating Surplus. Initially, rights to receive 291,000 Common Units were available under the restricted unit plan with rights to receive 194,000 Common Units allocated to approximately 30 individuals. The restricted units would vest upon the conversion of Subordinated OLP Units to Common OLP Units. In the event of early conversion of a portion of the Subordinated OLP Units into Common OLP Units, the restricted units would vest in the same proportion. The Partnership recorded no compensation expense related to the restricted unit plan due to uncertainty as to whether the necessary vesting conditions would be met. Likewise, the restricted units were not considered in diluted net income per common unit as none of the vesting conditions had been met in any period.

     In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and Adjusted Operating Surplus were eliminated. The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 235,000 Common Units (the "Restricted Units") have been allocated to approximately 30 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

     One-third of the Restricted Units allocated to each individual will vest annually beginning December 31, 1998. The remaining rights to receive 56,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

     Upon "vesting" in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such participant. Units issued to participants may be newly issued Units acquired by the General Partner from the Partnership at then prevailing market prices or may be acquired by the General Partner in the open market. In either case, the associated expense will be borne by the Partnership. Until Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The participant shall receive cash awards based on the number of non-vested units held by such participant to the extent that distributions are paid on Subordinated OLP Units. To date, no distributions have been paid with respect to Subordinated OLP Units. No consideration will be payable by the plan participants upon vesting and issuance of the Common Units. The plan participant cannot sell the Common Units until one year after the date of vesting.

     Termination without cause in violation of a written employment agreement, or a Significant Event as defined in the Restricted Unit Plan, will result in immediate vesting of all non-vested units and conversion to Common Units without any restrictions.

  Incentive Plan

     The Incentive Plan is designed to enhance the financial performance of the Partnership by rewarding the executive officers and other specific key employees for achieving annual financial performance objectives. The Incentive Plan will be administered by the Compensation Committee. Individual participants and payments, if any, for each calendar year will be determined by and in the discretion of the Compensation Committee. No incentive payment will be made with respect to any year unless (i) the aggregate MQD in the Incentive Plan year has been distributed to each holder of Common Units, plus any arrearage thereon,
(ii) the Adjusted Operating Surplus generated during such year has equaled or exceeded the sum of the MQD on all of the outstanding Common Units and the related distribution on the General Partner's interest during such year and
(iii) no APIs are outstanding. In addition, incentive payments will not exceed $375,000 with respect to any year unless (i) each holder of Subordinated OLP Units has also received the aggregate MQD and (ii) the Adjusted Operating Surplus generated during such year exceed the sum of the MQD on all of the outstanding Common Units and Subordinated OLP Units and the related distribution on the General Partner's interest during such year. Any incentive payments will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Incentive Plan at any time.

13.  Income Taxes

  The components of the provision for income taxes for the Predecessor are as follows (in thousands).
                           November 30, December 31,
                               1996        1995
                           ------------ ------------
   Current -
      Federal                 $4,656      $5,416
      State                      523         614
         Total current         5,179       6,030

   Deferred -
      Federal                    (12)       (500)
         Total deferred          (12)       (500)
                              ------      ------
         Total provision      $5,167      $5,530
                              ======      ======


  The components of deferred tax assets and liabilities of the Predecessor are as follows (in thousands).

                                         December 31,
                                             1995
                                             ----
   Current deferred tax assets -
      Inventories                            $249
      Accrued liabilities                     207
                                             ----
         Net current deferred tax assets      456
   Noncurrent deferred tax liabilities -
      Property and equipment                  (14)
                                             ----
         Net deferred tax assets             $442
                                             ====


  A reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the Predecessor's effective tax rate is as follows (in thousands).
                                  November 30, December 31,
                                       1996        1995
                                  ------------ ------------
   Provision for income taxes
     at the statutory rate            $4,822      $5,130
   State taxes, net of federal
     tax benefit                         340         399
   Other                                   5           1
                                      ------      ------
   Provision for income taxes         $5,167      $5,530
                                      ======      ======

  Net operating loss carryforwards have not been utilized as a reduction against the Predecessor's future tax liability. Rather, as the losses were utilized on the consolidated tax return, the benefit has been reflected as a contribution from Basis in the Predecessor's equity in the year of benefit.

14.  Derivatives

  Market Risk

    Market risk represents the potential loss that can be caused by a change in the market value of an asset or a commitment. In order to hedge its exposure to market fluctuations, the Partnership enters into various contracts with off-balance-sheet risk, including option contracts and swap agreements. The Partnership does not consider its commodity futures and forward contracts to be financial instruments since these contracts either require or permit settlement by the delivery of the underlying commodities. Normally, any contracts used to hedge market risk are less than one year in duration. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged transaction, at which time such gains and losses are recognized through cost of sales.

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

  Fair Value and Net Gains and Losses

    Estimated fair values of option contracts used as hedges and the net gains and losses, both recognized and deferred, arising from hedging activities at December 31, 1997, 1996 and 1995 are as follows (in thousands).

                                        1997                     1996                     1995
                             ------------------------- ------------------------ ------------------------
                                                 Net                      Net                     Net
                             Carrying   Fair    Gains  Carrying  Fair    Gains  Carrying  Fair   Gains
                              Amount    Value (Losses)  Amount   Value (Losses)  Amount   Value (Losses)
                             --------   ----- -------- --------  ----- -------- --------  ----- --------
Option contracts written      $1,356    $803     $553     $ -     $ -     $ -     $537    $324    $213

    Quoted market prices are used in determining the fair value of the option contracts. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for contracts with similar characteristics. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

15.  Commitments and Contingencies

  The Partnership uses surface, vehicle and office leases in the course of its business operations. The Partnership also leases three tanks for use in its pipeline operations. The future minimum rental payments under all noncancelable operating leases as of December 31, 1997, were as follows (in thousands).

            1998                                      $956
            1999                                       884
            2000                                       419
            2001                                       402
            2002                                       402
            Thereafter                               1,276
                                                    ------
            Total minimum lease obligations         $4,339
                                                    ======

  Total operating lease expense was as follows (in thousands).

            Year ended December 31, 1997            $1,060
            One month ended December 31, 1996       $  133
            Eleven months ended November 30, 1996   $  522
            Year ended December 31, 1995            $  538

  The Partnership has contractual commitments (primarily forward contracts) arising in the ordinary course of business. At December 31, 1997, the Partnership had commitments to purchase 17,090,000 barrels of crude oil at fixed prices ranging from $16.50 to $22.15 per barrel extending to January 1999, and commitments to sell 16,882,000 barrels of crude oil at fixed prices ranging from $16.50 to $22.29 per barrel extending to January 1999. Additionally, the Partnership had commitments to purchase 27,722,000 barrels of crude oil extending to December 1998, and commitments to sell 15,399,000 barrels of crude oil extending to June 1998, associated with market-price related contracts.

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

  The Partnership is subject to lawsuits in the normal course of business and examinations by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Partnership.

  As part of the formation of the Partnership, Basis and Howell agreed to each retain liability and responsibility for the defense of any future lawsuits arising out of activities conducted by Basis and Howell prior to the formation of the Partnership and have also agreed to cooperate in the defense of such lawsuits.