Form 10-Q
period 1998-03-31
GENESIS ENERGY LP
filed 1998-05-11
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 Yes   X       No
                                    --------      --------



                          This report contains 13 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page
     Condensed Consolidated Balance Sheets - March 31, 1998 and
         December 31, 1997                                               3

     Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997                            4

     Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997                            5

     Condensed Consolidated Statement of Partners' Capital for the
         Three Months Ended March 31, 1998                               6

     Notes to Condensed Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          11


                           PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings                                            12
Item 6.    Exhibits and Reports on Form 8-K                             12

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      March 31, December 31,
                                                         1998      1997
                                                       --------  --------
               Assets                                (Unaudited)
Current Assets
     Cash and cash equivalents                         $  6,080  $ 11,812
     Accounts receivable -
          Trade                                         180,828   209,869
          Related party                                  14,709         -
     Inventories                                          4,017     7,033
     Other                                                2,749     3,488
                                                       --------  --------
          Total current assets                          208,383   232,202

Property and Equipment, at cost                         105,285   105,102
     Less:  Accumulated depreciation                    (16,159)  (16,464)
                                                       --------  --------
          Net property and equipment                     89,126    88,638

Other Assets, net of amortization                        10,460    10,274
                                                       --------  --------

Total Assets                                           $307,969  $331,114
                                                       ========  ========

     Liabilities and Partners' Capital
Current Liabilities
     Accounts payable -
          Trade                                        $193,250  $215,159
          Related party                                   3,305     2,832
     Accrued liabilities                                  7,080     6,547
                                                       --------  --------
          Total current liabilities                     203,635   224,538

Commitments and Contingencies (Note 8)

Minority Interests                                       28,656    28,225

Partners' Capital
     Common unitholders, 8,625 units issued and
        outstanding                                      74,163    76,783
     General partner                                      1,515     1,568
                                                       --------  --------
          Total partners' capital                        75,678    78,351
                                                       --------  --------

Total Liabilities and Partners' Capital                $307,969  $331,114
                                                       ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                         1998      1997
                                                       --------  --------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                            $628,398  $729,521
          Related parties                                17,500   212,905
     Pipeline revenues                                    4,359     4,056
                                                       --------  --------
               Total revenues                           650,257   946,482
COST OF SALES:
     Crude costs, unrelated parties                     626,342   903,962
     Crude costs, related parties                        12,353    30,916
     Field operating costs                                3,361     3,348
     Pipeline operating costs                             1,865     1,222
                                                       --------  --------
          Total cost of sales                           643,921   939,448
                                                       --------  --------
GROSS MARGIN                                              6,336     7,034
EXPENSES:
     General and administrative                           2,741     2,133
     Depreciation and amortization                        1,633     1,565
                                                       --------  --------

OPERATING INCOME                                          1,962     3,336
OTHER INCOME (EXPENSE):
     Interest, net                                          178        92
     Other, net                                              19         2
                                                       --------  --------

Income before minority interests                          2,159     3,430

Minority interests                                          431       686
                                                       --------  --------
NET INCOME                                             $  1,728  $  2,744
                                                       ========  ========


NET INCOME PER COMMON UNIT - BASIC AND DILUTED         $   0.20  $   0.31
                                                       ========  ========


NUMBER OF COMMON UNITS OUTSTANDING                        8,625     8,625
                                                       ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                          1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES:                  --------  --------
     Net income                                        $  1,728  $  2,744
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities -
          Depreciation                                    1,508     1,448
          Amortization of intangible assets                 125       117
          Minority interests equity in earnings             431       686
          Gain on asset dispositions                        (19)        -
          Other noncash charges                             407        17
          Changes in components of working capital -
               Accounts receivable                       14,332    43,106
               Inventories                                3,016     4,500
               Other current assets                         739       184
               Accounts payable                         (21,436)  (58,294)
               Accrued liabilities                          126     5,634
                                                       --------  --------
Net cash provided by operating activities                   957       142
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (2,047)     (457)
     Increase in other assets                              (311)       (7)
     Proceeds from sale of assets                            70         -
                                                       --------  --------
Net cash used in investing activities                    (2,288)     (464)
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions:
          To common unitholders                          (4,313)        -
          To general partner                                (88)        -
                                                       --------  --------

Net cash used in financing activities                    (4,401)        -
                                                       --------  --------

Net decrease in cash and cash equivalents                (5,732)     (322)

Cash and cash equivalents at beginning of period         11,812    11,878
                                                       --------  --------

Cash and cash equivalents at end of period             $  6,080  $ 11,556
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                     Partners' Capital
                                                             ------------------------------
                                                               Common      General
                                                             Unitholders   Partner   Total
                                                             -----------   -------  -------
Partners' capital at December 31, 1997                         $76,783      $1,568  $78,351
Net income for the three months ended March 31, 1998             1,693          35    1,728
Cash distributions for the three months ended March 31, 1998    (4,313)        (88)  (4,401)
                                                               -------      ------  -------
Partners' capital at March 31, 1998                            $74,163      $1,515  $75,678
                                                               =======      ======  =======

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

  Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP and its operating limited partnership.

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of March 31, 1998 and 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the three months ended March 31, 1998 and 1997.

  The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the SEC.

  Basic net income per Common Unit is calculated on the number of outstanding Common Units of 8,625,000. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented. The Common Units that will be issued in accordance with the Restricted Unit Plan are antidilutive.

3.  Adoption of Accounting Standards

  SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997, with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the quarters ended March 31, 1998 and 1997, there is not a difference between "traditional" net income and comprehensive net income.

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued in June 1997, establishing standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. The Partnership has evaluated the applicability of the Statement and has concluded that the Partnership does not meet the criteria which required business segment reporting.

4.  Credit Resources

  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities") pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount utilized at any one time pursuant to the Working Capital Facility, as described below, and by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral under the Master Credit Support Agreement as described below). GCOLP pays a guarantee fee to Salomon which will increase over its term, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At March 31, 1998, the aggregate amount of obligations covered by guarantees was $175.0 million, including $96.0 million in payable obligations and $79.0 million of estimated crude oil purchase obligations for April 1998.

  Working Capital Facility

    Salomon has agreed to provide GCOLP, through June 30, 1998, with a Working Capital Facility of up to $50 million, which amount includes direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The interest rate for the Working Capital Facility is equal to the federal funds rate plus 5/8%. The Partnership had no letters of credit outstanding at March 31, 1998. No direct cash advances were outstanding at March 31, 1998. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the expiration of the availability of the Working Capital Facility.

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

                              Three Months  Three Months
                                  Ended         Ended
                                March 31,     March 31,
                                   1998         1997
                                ---------     ---------
    Sales to affiliates          $17,500       $212,905
    Purchases from affiliates    $12,353       $ 30,916

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $3,546,000 and $3,656,000 for the three months ended March 31, 1998 and 1997, respectively.

    The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provided certain administrative and support services for the benefit of the Partnership. Such services included human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. The Partnership ceased to receive services under the agreement at December 31, 1997. Charges by Basis under the Corporate Services Agreement were $353,000 for the three months ended March 31, 1997.

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invests excess cash with Salomon and earns interest at market rates. At March 31, 1998, the Partnership had $8.2 million in funds deposited with Salomon under the Treasury Management Agreement. At March 31, 1997, the Partnership had $6.2 million in funds deposited with Basis under the Treasury Management Agreement. Such amounts have been classified in the consolidated balance sheet as cash and cash equivalents. For the three months ended March 31, 1998, the Partnership earned interest of $151,000 on the investments with Salomon. For the three months ended March 31, 1997, the Partnership earned interest of $97,000 on these deposits by the Partnership with Basis.

  Credit Facilities

    As discussed in Note 4, Salomon provides Credit Facilities to the Partnership. For the three months ended March 31, 1998 and 1997, the Partnership paid Salomon $154,000 and $191,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Basis $82,000 for interest under the Credit Facilities during the 1997 period.

6.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $184,000 and $183,000 for the three months ended March 31, 1998 and 1997, respectively. Payments of interest were $8,000 and $59,000 for the three months ended March 31, 1998 and 1997, respectively.

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

8.  Distributions

  On April 8, 1998, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the three months ended March 31, 1998. This distribution will be paid on May 15, 1998, to the General Partner and all Common Unitholders of record as of the close of business on April 30, 1998. The Subordinated OLP Unitholders will not receive a distribution for that period.

9.  Subsequent Event

  On April 17, 1998, the Partnership closed on an asset acquisition from Falco S&D, Inc., a regional crude oil gathering and marketing company with operations primarily in Louisiana and East Texas. The acquisition was funded from working capital.

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

Results of Operations - Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

  Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                 Three Months Ended March 31,
                                          1998     1997
                                          ----     ----
    Gross margin
     Gathering and marketing             $3,842   $4,200
     Pipeline                            $2,494   $2,834

    General and administrative expenses  $2,741   $2,133

    Depreciation and amortization        $1,633   $1,565

    Operating income                     $1,962   $3,336

    Interest income (expense), net       $  178   $   92

    Volumes per day
     Wellhead                           110,723  106,811
     Bulk and exchange                  342,908  339,467
     Pipeline                            89,519   80,789

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

  Gross margin from gathering and marketing operations was $3.8 million for the quarter ended March 31, 1998, as compared to $4.2 million for the quarter ended March 31, 1997. In the first quarter of 1998, margins between sales prices for crude oil and the prices paid to producers for the oil were narrower than in the first quarter of 1997.

  Pipeline gross margin was $2.5 million for the quarter ended March 31, 1998, as compared to the pipeline gross margin of $2.8 million for the first quarter of 1997. Pipeline throughput increased by 8,730 barrels per day between the two periods. In the latter half of 1997, the Partnership began transporting crude from a new area in Texas, increasing its revenues. Although volumes transported increased, gross margin declined. This decline can be attributed primarily to the cost of repairs that were required to the Main Pass pipeline.

  General and administrative expenses were $2.7 million for the three months ended March 31, 1998, an increase of $0.6 million over the 1997 period. The increase in 1998 was primarily attributable to two factors. In the 1998 period, the Partnership recorded a non-cash charge of $0.4 million related to its Restricted Unit Plan. The estimated total charge for the Restricted Unit Plan is being recognized ratably over the three-year vesting period beginning in 1998. In addition, in 1998 the Partnership no longer benefited from the sharing of certain services with Basis Petroleum, Inc., under the terms of a Corporate Services Agreement as it did in 1997. Depreciation and amortization was flat at $1.6 million for the two periods.

Liquidity and Capital Resources

  Cash Flows

    Cash flows from operating activities were $1.0 million for the three months ended March 31, 1998. The timing of payment for crude purchases utilized the cash flows from net income. Operating activities in the prior year period provided cash of $0.1 million primarily due to variations in the timing of payment of crude purchase obligations.

    For the three months ended March 31, 1998, cash flows utilized in investing activities were $2.3 million as a result of additions in property and equipment, primarily related to pipeline operations. In the 1997 first quarter, investing activities utilized cash flows of $0.5 million also for property and equipment additions.

    Cash flows utilized in financing activities of $4.4 million in the quarter ended March 31, 1998, were due to the payment of a distribution to common unitholders and the General Partner.

  Working Capital and Credit Resources

    As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, Salomon extended the term of the Working Capital Facility to June 30, 1998. The Partnership expects to arrange for a working capital facility through one or more third party lenders prior to the June 30, 1998 expiration.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

  See Part I. Item 1. Note 7 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.
         10.18     Amended and Restated Restricted Unit Plan

         10.19     Seventh Amendment to Master Credit Support Agreement

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

                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                    By: GENESIS ENERGY, L.L.C., as
                                        General Partner


Date:  May 11, 1998                  By: /s/  Allyn R. Skelton, II
                                         -----------------------------
                                         Allyn R. Skelton, II
                                         Chief Financial Officer