Form 10-Q
period 1998-06-30
GENESIS ENERGY LP
filed 1998-08-14
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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



                          This report contains 14 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                       Page
                                                                     ----
          Condensed Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997                          3
          Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 1998 and 1997                    4
          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997                            5
          Condensed Consolidated Statement of Partners' Capital for the
            Six Months Ended June 30, 1998                                 6
          Notes to Condensed Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11


                           PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                               13
Item 6.   Exhibits and Reports on Form 8-K                                13

                              GENESIS ENERGY, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                       June 30, December 31,
                                                         1998      1997
                                                       --------  --------
                  Assets
Current assets
     Cash and cash equivalents                         $  3,737  $ 11,812
     Accounts receivable -
          Trade                                         193,912   209,869
          Related party                                     302         -
     Inventories                                          6,160     7,033
     Other                                                4,904     3,488
                                                       --------  --------
          Total current assets                          209,015   232,202

Property and equipment, at cost                         107,118   105,102
     Less:  Accumulated depreciation                    (17,361)  (16,464)
                                                       --------  --------
          Net property and equipment                     89,757    88,638

Other assets, net of amortization                        14,051    10,274
                                                       --------  --------

Total assets                                           $312,823  $331,114
                                                       ========  ========

     Liabilities and Partners' Capital
Current liabilities
     Accounts payable -
          Trade                                        $194,492  $215,159
          Related party                                   2,696     2,832
     Accrued liabilities                                  9,687     6,547
                                                       --------  --------
          Total current liabilities                     206,875   224,538

Long-term debt                                            5,000         -

Commitments and contingencies (Note 8)

Minority interests                                       28,859    28,225

Partners' capital
     Common unitholders, 8,625 units issued and
      outstanding                                        70,646    76,783
     General partner                                      1,443     1,568
                                                       --------  --------
          Total partners' capital                        72,089    78,351
                                                       --------  --------

Total liabilities and partners' capital                $312,823  $331,114
                                                       ========  ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                                         1998        1997      1998         1997
                                                      --------    -------- ----------  ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                            $556,831    $840,537 $1,185,229  $1,570,058
          Related parties                                   966      45,597     18,466     258,502
     Pipeline revenues                                    4,016       4,552      8,375       8,608
                                                       --------    -------- ----------  ----------
               Total revenues                           561,813     890,686  1,212,070   1,837,168
COST OF SALES:
     Crude costs, unrelated parties                     547,634     862,496  1,173,976   1,766,458
     Crude costs, related parties                         2,459      18,738     14,812      49,654
     Field operating costs                                3,643       2,926      7,004       6,274
     Pipeline operating costs                             2,030       1,587      3,895       2,809
                                                       --------    -------- ----------  ----------
          Total cost of sales                           555,766     885,747  1,199,687   1,825,195
                                                       --------    -------- ----------  ----------
GROSS MARGIN                                              6,047       4,939     12,383      11,973
EXPENSES:
     General and administrative                           2,780       2,180      5,521       4,313
     Depreciation and amortization                        2,005       1,567      3,638       3,132
     Nonrecurring charge (Note 5)                           373           -        373           -
                                                       --------    -------- ----------  ----------

OPERATING INCOME                                            889       1,192      2,851       4,528
OTHER INCOME (EXPENSE):
     Interest, net                                          112         369        290         461
     Other, net                                              13          41         32          43
                                                       --------    -------- ----------  ----------

Net income before minority
     interests                                            1,014       1,602      3,173       5,032

Minority interests                                          203         320        634       1,006
                                                       --------    -------- ----------  ----------
NET INCOME                                             $    811    $  1,282 $    2,539  $    4,026
                                                       ========    ======== ==========  ==========

NET INCOME PER COMMON
     UNIT - BASIC AND DILUTED                          $   0.09    $   0.15 $     0.29  $     0.46
                                                       ========    ======== ==========  ==========

NUMBER OF COMMON UNITS
     OUTSTANDING                                          8,625       8,625      8,625       8,625
                                                       ========    ======== ==========  ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                     Six Months Ended June 30,
                                                          1998         1997
                                                         ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                          $2,539       $4,026
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities -
          Depreciation                                    3,171        2,897
          Amortization of intangible assets                 467          235
          Minority interests equity in earnings             634        1,006
          Loss (gain) on disposals of fixed assets          233          (47)
          Other noncash charges                             814           33
          Changes in components of working capital -
               Accounts receivable                       15,655      105,802
               Inventories                                  873        3,104
               Other current assets                      (1,416)         383
               Accounts payable                         (20,803)    (109,638)
               Accrued liabilities                        2,326          610
                                                       --------    ---------
Net cash provided by operating activities                 4,493        8,411
                                                       --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (4,661)      (1,313)
     Increase in other assets                            (4,244)         (10)
     Proceeds from sales of assets                          138          304
                                                       --------    ---------
Net cash used in investing activities                    (8,767)      (1,019)
                                                       --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Credit Facilities                   5,000            -
     Distributions:
          To common unitholders                          (8,625)      (5,693)
          To general partner                               (176)        (116)
                                                       --------    ---------
Net cash used in financing activities                    (3,801)      (5,809)
                                                       --------    ---------

Net (decrease) increase in cash and cash equivalents     (8,075)       1,583

Cash and cash equivalents at beginning of period         11,812       11,878
                                                       --------    ---------

Cash and cash equivalents at end of period             $  3,737     $ 13,461
                                                       ========     ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENESIS ENERGY, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                              Partners' Capital
                                                        ---------------------------
                                                        Common    General
                                                      Unitholders Partner    Total
                                                        -------   -------   -------
Partners' capital at December 31, 1997                  $76,783    $1,568   $78,351
Net income for the six months ended June 30, 1998         2,488        51     2,539
Distributions during the six months ended June 30, 1998  (8,625)     (176)   (8,801)
                                                        -------    ------   -------
Partners' capital at June 30, 1998                      $70,646    $1,443   $72,089
                                                        =======    ======   =======


   The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of June 30, 1998 and 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the three and six months ended June 30, 1998 and 1997.

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

3.  Adoption of Accounting Standards

  SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997, with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the three and six month periods ended June 30, 1998 and 1997, there is not a difference between "traditional" net income and comprehensive net income.

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

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This new standard, which the Partnership will be required to adopt in the year 2000, will change the method of accounting for changes in the fair value of certain derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership has started the process of evaluating the impact that this statement will have on its results of operations and financial position. This new standard could increase volatility in net income and comprehensive income.

4.  Credit Resources

  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities"), pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase over the term of the facility, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At June 30, 1998, the aggregate amount of obligations covered by guarantees was $174 million, including $103 million in payable obligations and $71 million of estimated crude oil purchase obligations for July 1998.

  Working Capital Facility

    Until replacement as described below, Salomon provided GCOLP with a Working Capital Facility of up to $50 million, which amount included direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business. The Partnership had no letters of credit outstanding at June 30, 1998. Direct cash advances of $5 million were outstanding at June 30, 1998.

    In August 1998, GCOLP entered into a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. ("Bank One") to replace the Working Capital Facility that had been provided by Salomon. The Loan Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $35 million or the Borrowing Base (as defined in the Loan Agreement). Loans will bear interest at a rate chosen by GCOLP which would be one or more of the following: (a) a Floating Base Rate (as defined in the Loan Agreement) that is generally the prevailing prime rate less one percent; (b) a rate based on the Federal Funds Rate plus one and one-half percent or (c) a rate based on LIBOR plus one and one-quarter percent. The Loan Agreement provides for a revolving period until August 14, 2000, with interest to be paid monthly. All loans outstanding on August 14, 2000, are due at that time.

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets to current liabilities of at least 1:1 and to maintain tangible net worth, as defined in the Loan Agreement, of $65 million.

    There can be no assurance of the availability or the terms of credit for the Partnership. The General Partner believes that the Loan Agreement and Guaranty Facility will be sufficient to support the Partnership's crude oil purchasing activities and working capital requirements during the terms of these agreements. No assurance, however, can be given that the General Partner will not be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs.

5.  Nonrecurring Charge

  In the second quarter of 1998, the Partnership shut-in its Main Pass pipeline. A charge of $373,000 was recorded, consisting of $109,000 of costs related to the shut-in and a non-cash write-down of the asset of $264,000.

6.  Transactions with Related Parties

  Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                   Six Months  Six Months
                                     Ended       Ended
                                    June 30,    June 30,
                                      1998        1997
                                    -------    ---------
    Sales to affiliates             $18,466     $258,502
    Purchases from affiliates       $14,812     $ 49,654

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $7,667,000 and $7,509,000 for the six months ended June 30, 1998 and 1997, respectively.

    The Partnership entered into a Corporate Services Agreement with Basis pursuant to which Basis, directly or through its affiliates, provided certain administrative and support services for the benefit of the Partnership. Such services included human resources, tax, accounting, data processing, NYMEX transaction clearing and other similar administrative services. The Partnership ceased to receive services under the agreement at December 31, 1997. Charges by Basis under the Corporate Services Agreement during the period in 1997 that Basis was a related party to the Partnership were approximately $400,000.

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invests excess cash with Salomon and earns interest at market rates. At June 30, 1998, the Partnership had no funds deposited with Salomon. At June 30, 1997, Salomon owed the Partnership $10,000,000 under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the six months ended June 30, 1998, the Partnership earned interest of $242,000 on the investments with Salomon. For the six months ended June 30, 1997, the Partnership earned interest of $299,000 on these loans by the Partnership to Basis and Salomon.

  Credit Facilities

    As discussed in Note 4, Salomon provides Credit Facilities to the Partnership. For the six months ended June 30, 1998 and 1997, the Partnership paid Salomon $317,000 and $403,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Salomon $5,000 for interest under the Credit Facilities during the six months ended June 30, 1998. The Partnership paid Basis $85,000 for interest under the Credit Facilities during the 1997 period.

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $306,000 and $615,000 for the six months ended June 30, 1998 and 1997, respectively. Payments of interest were $16,000 and $115,000 for the six months ended June 30, 1998 and 1997, respectively.

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

9.  Distributions

  On July 7, 1998, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended June 30, 1998. The distribution will be paid August 14, 1998, to the General Partner and all Common Unitholders of record as of the close of business on July 31, 1998. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                         Three Months Ended      Six Months
                                           Ended June 30,      Ended June 30,
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
    Gross margin
     Gathering and marketing             $  4,061  $  1,974  $  7,903  $  6,174
     Pipeline                            $  1,986  $  2,965  $  4,480  $  5,799

    General and administrative expenses  $  2,780  $  2,180  $  5,521  $  4,313

    Depreciation and amortization        $  2,005  $  1,567  $  3,638  $  3,132

    Nonrecurring charge                  $    373  $      -  $    373  $      -

    Operating income                     $    889  $  1,192  $  2,851  $  4,528

    Interest income (expense), net       $    112  $    369  $    290  $    461

    Barrels per day
     Wellhead                             126,224   103,559   118,361   105,041
     Bulk and exchange                    320,137   391,592   331,577   365,808
     Pipeline                              84,753    93,466    87,123    87,163

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

  Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

    Gross margin from gathering and marketing operations was $7.9 million for the six months ended June 30, 1998, as compared to $6.2 million for the six months ended June 30, 1997. The increase primarily resulted from the renegotiations of purchase contracts and the acquisition of the gathering and marketing assets of Falco S&D, Inc. ("Falco") in April 1998.

    Pipeline gross margin was $4.5 million for the six months ended June 30, 1998, as compared to the pipeline gross margin of $5.8 million for the first six months of 1997. Pipeline revenues decreased $0.2 million. Although total throughput was unchanged, a higher percentage of shipments were made on lower tariff systems. Pipeline operating costs increased $1.1 million due to repairs on the Main Pass pipeline during the first quarter of 1998, lease payments beginning in the second quarter of 1998 on a new segment of pipeline and increased routine maintenance expenditures.

    General and administrative expenses increased $1.2 million between the 1998 and 1997 six-month periods. This increase can be attributed to three items. In the 1998 period, the Partnership recorded a non-cash charge of $0.8 million related to its Restricted Unit Plan. The estimated total charge for the Restricted Unit Plan is being recognized over the three-year vesting period beginning in 1998. In addition, in 1998 the Partnership no longer benefited from the sharing of certain services with Basis Petroleum, Inc., under the terms of a Corporate Services Agreement, as it did in 1997. The third item relates to the additional marketing and administrative personnel added by the Partnership in April 1998 as a result of the Falco asset acquisition.

    Depreciation and amortization increased $0.5 million between the six months ended June 30, 1998 and the same period in 1997. This increase resulted primarily from depreciation and amortization in the second quarter of 1998 on the assets acquired from Falco.

    In the 1998 six-month period, the Partnership recorded a nonrecurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline. The charge consisted of $0.1 million of costs related to the shut-in and a $0.3 million write-down of the asset.

  Three Months Ended June 30, 1998 Compared with Three Months Ended June 30,
1997

    Gross margin from gathering and marketing was $4.1 million for the three months ended June 30, 1998, as compared to $2.0 million for the three months ended June 30, 1997. The improvement primarily resulted from the renegotiations of purchase contracts and the acquisition of the gathering and marketing assets of Falco.

    Pipeline gross margin was $2.0 million for the three months ended June 30, 1998, as compared to $3.0 million for the three months ended June 30, 1997. This decrease of $1.0 million in gross margin can be attributed to a decline in revenues of $0.5 million and the lease payment and increase in maintenance expenditures discussed above. The revenue decrease between the second quarter periods is primarily attributable to volume declines during the second quarter of 1998 associated with low crude oil prices.

    General and administrative expenses increased $0.6 million between the 1998 and 1997 quarters primarily as a result of the same factors that are discussed above related to the increase in general and administrative expenses between the six-month periods. The increase in depreciation and amortization between the second quarter period is attributable to depreciation and amortization of the assets acquired from Falco. Also, as discussed above, the Partnership recorded a nonrecurring charge in the second quarter of 1998 related to its Main Pass pipeline.

Liquidity and Capital Resources

  Cash Flows

    Cash flows from operating activities were $4.5 million for the six months ended June 30, 1998. In the 1997 six-month period, cash flows from operating activities were $8.4 million. The change between the two periods results primarily from the difference in net income and variations in the timing of payment of crude purchase obligations.
    For the six months ended June 30, 1998, cash flows utilized in investing activities were $8.8 million as a result of additions in property and equipment, primarily related to the acquisition of the gathering and marketing assets of Falco and to pipeline operations. In the 1997 first six months, investing activities utilized cash flows of $1.0 million as a result of property and equipment additions related to pipeline operations.

    Cash flows used in financing activities by the Partnership during the first six months of 1998 totaled $3.8 million. Distributions paid to the common unitholders and the general partner totaling $8.8 million utilized cash flows. Borrowings under the Credit Facilities of $5.0 million for capital expenditures provided financing cash flows. In the 1997 six month period cash flows utilized in financing activities were $5.8 million, representing distributions to the common unitholders and the general partner.

  Working Capital and Credit Resources

    As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, Salomon provided a Working Capital Facility to the Partnership until August 1998. At this time, that Working Capital Facility was replaced with a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. ("Bank One"). The Loan Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $35 million or the Borrowing Base (as defined in the Loan Agreement). Loans will bear interest at a rate chosen by GCOLP which would be one or more of the following: (a) a Floating Base Rate (as defined in the Loan Agreement) that is generally the prevailing prime rate less one percent; (b) a rate based on the Federal Funds Rate plus one and one-half percent or (c) a rate based on LIBOR plus one and one-quarter percent. The Loan Agreement provides for a revolving period until August 14, 2000, with interest to be paid monthly. All loans outstanding on August 14, 2000, are due at that time.

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets to current liabilities of at least 1:1 and to maintain tangible net worth, as defined in the Loan Agreement, of $65 million.

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

                                       GENESIS ENERGY, L.P.
                                       (A Delaware Limited Partnership)

                                  By:  GENESIS ENERGY, L.L.C., as
                                          General Partner


Date:  August 14, 1998             By: /s/  Allyn R. Skelton, II
                                       ------------------------------
                                       Allyn R. Skelton, II
                                     Chief Financial Officer