Form 10-Q
period 1998-09-30
GENESIS ENERGY LP
filed 1998-11-12
CIK 1022321

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                              ---------------------


                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                Yes    X      No
                                    ------       -------

=============================================================================
                          This report contains 15 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                         Page
      Condensed Consolidated Balance Sheets - September 30, 1998 and
        December 31, 1997                                                3
      Condensed Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 1998 and 1997                  4
      Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1998 and 1997                           5
      Condensed Consolidated Statement of Partners' Capital for the
      Nine Months Ended September 30, 1998                               6
      Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         11


                           PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                              15
Item 6.  Exhibits and Reports on Form 8-K                               15

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 September 30, December 31,
                                                      1998        1997
                                                    --------   --------
     Assets                                        (Unaudited)
Current assets
     Cash and cash equivalents                      $  2,897   $ 11,812
     Accounts receivable -
          Trade                                      201,749    209,869
          Related party                                    -          -
     Inventories                                       6,132      7,033
     Other                                             4,217      3,488
                                                    --------   --------
          Total current asset                        214,995    232,202

Property and equipment, at cost                      114,689    105,102
     Less:  Accumulated depreciation                 (18,994)   (16,464)
                                                    --------   --------
          Net property and equipment                  95,695     88,638

Other assets, net of amortization                     13,719     10,274
                                                    --------   --------
Total assets                                        $324,409   $331,114
                                                    ========   ========


     Liabilities and Partners' Capital
Current liabilities
     Accounts payable -
          Trade                                     $194,314   $215,159
          Related party                                6,569      2,832
     Accrued liabilities                               6,024      6,547
                                                    --------   --------
          Total current liabilities                  206,907    224,538

Long-term debt                                        18,600          -

Commitments and contingencies (Note 8)

Minority interests                                    29,524     28,225

Partners' capital
   Common unitholders, 8,625 units issued; 8,562
   and 8,625 units outstanding at September 30,
   1998 and December 31, 1997, respectively           68,942     76,783
     General partner                                   1,408      1,568
                                                    --------   --------
     Subtotal                                         70,350     78,351
     Treasury units, 66 units at September 30, 1998     (972)         -
                                                    --------   --------
     Total partners' capital                          69,378     78,351
                                                    --------   --------
Total liabilities and partners' capital             $324,409   $331,114
                                                    ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                  Three Months Ended  Nine Months Ended
                                                     September 30,       September 30,
                                                    1998      1997      1998       1997
                                                  --------  -------- ---------- ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                       $516,353  $696,919 $1,701,582 $2,266,977
          Related parties                            6,260   142,978     24,726    401,480
                                                  --------  -------- ---------- ----------
     Pipeline revenues                               3,829     4,881     12,204     13,489
               Total revenues                      526,442   844,778  1,738,512  2,681,946
COST OF SALES:
     Crude costs unrelated parties                 500,199   745,788  1,674,175  2,512,246
     Crude costs related parties                    12,707    88,506     27,519    138,160
     Field operating costs                           3,289     2,916     10,293      9,190
     Pipeline operating costs                        1,815     1,629      5,710      4,438
                                                  --------  -------- ---------- ----------
          Total cost of sales                      518,010   838,839  1,717,697  2,664,034
                                                  --------  -------- ---------- ----------
GROSS MARGIN                                         8,432     5,939     20,815     17,912
EXPENSES:
     General and administrative                      3,078     2,047      8,599      6,360
     Depreciation and amortization                   1,989     1,572      5,627      4,704
     Nonrecurring charge (Note 5)                        -         -        373          -
                                                  --------  -------- ---------- ----------

OPERATING INCOME                                     3,365     2,320      6,216      6,848
OTHER INCOME (EXPENSE):
     Interest, net                                     (14)      264        276        725
     Other, net                                        (24)       28          8         71
                                                  --------  -------- ---------- ----------

Net income before minority interests                 3,327     2,612      6,500      7,644

Minority interests                                     665       523      1,299      1,529
                                                  --------  -------- ---------- ----------
NET INCOME                                        $  2,662  $  2,089 $    5,201 $    6,115
                                                  ========  ======== ========== ==========

NET INCOME PER COMMON UNIT - BASIC AND DILUTED    $   0.30  $   0.24 $     0.59 $     0.69
                                                  ========  ======== ========== ==========

NUMBER OF COMMON UNITS OUTSTANDING                   8,617     8,625      8,622      8,625
                                                  ========  ======== ========== ==========
   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                         1998      1997
                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  5,201  $  6,115
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities -
          Depreciation                                    4,811     4,347
          Amortization of intangible assets                 816       357
          Minority interests equity in earnings           1,299     1,529
          Loss (gain) on disposals of fixed assets          256       (71)
          Other noncash charges                           1,233        50
          Changes in components of working capital -
               Accounts receivable                        8,120    78,169
               Inventories                                  901     4,359
               Other current assets                        (729)      707
               Accounts payable                         (17,108)  (76,841)
               Accrued liabilities                       (1,756)      121
                                                       --------  --------
Net cash provided by operating activities                 3,044    18,842
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                (12,312)   (3,234)
     Increase in other assets                            (4,261)     (165)
     Proceeds from sales of assets                          188       348
                                                       --------  --------
Net cash used in investing activities                   (16,385)   (3,051)
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Loan Agreement                     18,600         -
     Distributions:
          To common unitholders                         (12,938)  (10,005)
          To general partner                               (264)     (204)
     Purchase of common units for treasury                 (972)        -
                                                       --------  --------
Net cash provided by (used in) financing activities       4,426  (10,209)
                                                       --------  --------

Net (decrease) increase in cash and cash equivalents     (8,915)    5,582

Cash and cash equivalents at beginning of period         11,812    11,878
                                                       --------  --------

Cash and cash equivalents at end of period             $  2,897  $ 17,460
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                              Partners' Capital
                                                                 -------------------------------------
                                                                 Common    General   Treasury
                                                              Unitholders  Partner     Units    Total
                                                                 -------    ------    ------   -------
Partners' capital at December 31, 1997                           $76,783    $1,568    $    -   $78,351
Net income for the nine months ended September 30, 1998            5,097       104         -     5,201
Distributions during the nine months ended September 30, 1998    (12,938)     (264)        -   (13,202)
Purchase of common units for treasury                                  -         -      (972)     (972)
                                                                 -------    ------    ------   -------
Partners' capital at September 30, 1998                          $68,942    $1,408    $ (972)  $69,378
                                                                 =======    ======    ======   =======



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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of September 30, 1998 and December 31, 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the three and nine months ended September 30, 1998 and 1997.

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

  Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months and nine months ended September 30, 1998, was 8,616,621 and 8,622,207, respectively. The weighted average number of Common Units outstanding was 8,625,000 for the three months and nine months ended September 30, 1997. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented. The Common Units that will be issued in accordance with the Restricted Unit Plan are antidilutive.

3.  Adoption of Accounting Standards

  SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997, with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the three and nine month periods ended September 30, 1998 and 1997, there is not a difference between "traditional" net income and comprehensive net income.

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

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $400 million for the year ending December 31, 1998 and $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase over the term of the facility, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility from a below-market rate to a rate that may be higher than rates paid to independent financial institutions for similar credit. At September 30, 1998, the aggregate amount of obligations covered by guarantees was $210 million, including $113 million in payable obligations and $97 million of estimated crude oil purchase obligations for October 1998.

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

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of $65 million.

    At September 30, 1998, the Partnership had $18.6 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at September 30, 1998.

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
                               Nine Months   Nine Months
                                  Ended         Ended
                              September 30, September 30,
                                   1998          1997
                               -----------   ------------
    Sales to affiliates           $24,726     $401,480
    Purchases from affiliates     $27,519     $138,160

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $11,629,000 and $11,242,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invests excess cash with Salomon and earns interest at market rates. At September 30, 1998, the Partnership had no funds deposited with Salomon. At September 30, 1997, Salomon owed the Partnership $14.8 million under the Treasury Management Agreement. Such amount has been classified in the consolidated balance sheet as cash and cash equivalents. For the nine months ended September 30, 1998, the Partnership earned interest of $273,000 on the investments with Salomon. For the nine months ended September 30, 1997, the Partnership earned interest of $518,000 on these loans by the Partnership to Basis and Salomon.

  Credit Facilities

    As discussed in Note 4, Salomon provided Credit Facilities to the Partnership. For the nine months ended September 30, 1998 and 1997, the Partnership paid Salomon $462,000 and $591,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Salomon $18,000 for interest under the Credit Facilities during the nine months ended September 30, 1998.  The Partnership paid
Basis $85,000 for interest under the Credit Facilities during the same period.

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $378,000 and $891,000 for the nine months ended September 30, 1998 and 1997, respectively. Payments of interest were $127,000 and $121,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

9.  Distributions

  On October 6, 1998, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended September 30, 1998. The distribution will be paid November 13, 1998, to the General Partner and all Common Unitholders of record as of the close of business on October 30, 1998. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                                    1998      1997      1998      1997
                                                   ------    ------   -------    ------
     Gross margin
          Gathering and marketing                  $6,418    $2,687   $14,321    $8,861
          Pipeline                                 $2,014    $3,252   $ 6,494    $9,051

     General and administrative expenses           $3,078    $2,047   $ 8,599    $6,360

     Depreciation and amortization                 $1,989    $1,572   $ 5,627    $4,704

     Operating income                              $3,365    $2,320   $ 6,216    $6,848

     Interest income, net                          $  (14)   $  264   $   276    $  725

     Barrels per day
          Wellhead                                113,097   104,303   116,641   105,087
          Bulk and exchange                       319,857   371,485   327,630   367,427
          Pipeline                                 77,899    92,552    84,015    88,890

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

  Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

    Gross margin from gathering and marketing operations was $14.3 million for the nine months ended September 30, 1998, as compared to $8.9 million for the nine months ended September 30, 1997. The improvement primarily resulted from the application of risk management techniques that were utilized to lock in an opportunity for favorable margins and the acquisition of the gathering and marketing assets of Falco S&D, Inc. in April 1998.

    Pipeline gross margin was $6.5 million for the nine months ended September 30, 1998, as compared to pipeline gross margin of $9.1 million for the first nine months of 1997. Pipeline revenues decreased $1.3 million, as a result of a 4,875 barrel per day decline in throughput associated with a drop in oil production. Oil producers have drilled fewer new wells and have not maintained production levels from existing wells that are connected to the Partnership's pipelines. In addition, the pipelines experienced higher operating costs.
These higher costs can be
    attributed to repairs on the Main Pass pipeline, lease payments beginning in the second quarter of 1998 on a new segment of pipeline, and increased routine maintenance expenditures.

    General and administrative expenses were $8.6 million for the nine months ended September 30, 1998, as compared to $6.4 million for the 1997 period. This increase of $2.2 million can be attributed to four factors. In the 1998 period, the Partnership recorded a non-cash charge of $1.2 million related to its Restricted Unit Plan. The estimated total charge for the Restricted Unit Plan is being recognized over the three-year vesting period beginning in 1998. Additionally, in 1998 the Partnership no longer benefited from the sharing of certain costs with Basis Petroleum Inc. under the terms of a Corporate Services Agreement, as it did in 1997. The third item related to additional marketing and administrative personnel being added by the Partnership in April 1998 as a result of the Falco asset acquisition. Lastly, severance pay of $0.2 million was recorded in the 1998 period.

    Depreciation and amortization increased $0.9 million from the 1997 period to $5.6 million for the 1998 nine month period, primarily attributable to depreciation on the assets acquired from Falco.

    In the 1998 period, the Partnership recorded a nonrecurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline. The charge consisted of $0.1 million of costs related to the shut-in and a $0.3 million write-down of the asset.

  Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

    Gross margin from gathering and marketing operations was $6.4 million for the three months ended September 30, 1998, as compared to $2.7 million for the three months ended September 30, 1997. The improvement primarily resulted from the application of risk management techniques that were utilized to lock in favorable margins and the acquisition of the gathering and marketing assets of Falco S&D, Inc. in April 1998.

    Pipeline gross margins decreased $1.2 million between the 1997 and 1998 third quarters. A decline in throughput of 14,653 barrels per day created the largest impact on gross margin. This decline in throughput can be attributed largely to decreased production by oil producers.

    General and administrative expenses increased $1.0 million between the 1998 and 1997 quarters primarily as a result of the same factors that are discussed above related to the increase in general and administrative expenses between the nine-month periods. The increase in depreciation and amortization between the third quarter periods is attributable to depreciation and amortization of the assets acquired from Falco.

Liquidity and Capital Resources

  Cash Flows

    Cash flows from operating activities were $3.0 million for the nine months ended September 30, 1998. Operating activities in the prior year period generated cash of $18.8 million primarily due to variations in the timing of payment of crude purchase obligations.

    For the nine months ended September 30, 1998, cash flows utilized in investing activities were $16.4 million resulting from additions to property and equipment. In the second quarter of 1998, the Partnership acquired the gathering and marketing assets of Falco S&D, Inc. In the third quarter of 1998, the Partnership acquired a pipeline system in the West Columbia area of Texas from Equilon Pipeline Company, L.L.C. for approximately $7.1 million. In the 1997 nine month period, investing activities utilized cash flows of $3.1 million as a result of additions to property and equipment, primarily related to pipeline operations.

    Cash flows provided by financing activities by the Partnership during the first nine months of 1998 totaled $4.4 million. Distributions paid to the common unitholders and the general partner totaling $13.2 million utilized cash flows. The Partnership also purchased 66,000 Common Units in the open market at a cost of $1.0 million. Borrowings under the Loan Agreement of $18.6 million provided financing cash flows. Cash flows used in financing activities of $10.2 million in the 1997 period represented distributions to the common unitholders and the general partner.

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

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of $65 million.

    At September 30, 1998, the Partnership had $18.6 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at September 30, 1998.

Year 2000 Issue

  Many software applications, equipment and embedded chip systems identify dates using only the last two digits of the year. These systems may be unable to distinguish between dates in the year 2000 and the year 1900. If not addressed, this condition could cause such systems to fail or provide incorrect information when using dates after December 31, 1999. Due to the Partnership's dependence on such systems, this condition could have an adverse effect on the Partnership.

  Partnership's State of Readiness

    To address the Year 2000 issue, the Partnership has formed a Year 2000 Steering Committee to coordinate execution of a Project to identify, assess, and remedy any Year 2000 issues that might impact the Partnership. The Year 2000 Project Steering Committee has established six phases for the Project. The six phases include (i) awareness, (ii) inventory, (iii) assessment, (iv) remediation, (v) testing and (vi) implementation. The Year 2000 Steering Committee has classified the key automated systems for analysis as (a) financial systems applications, (b) operational system applications, (c) hardware and equipment; (d) embedded chip systems, and (e) third-party systems. The Year 2000 Project includes addressing the Year 2000 exposure of third parties whose operations are material to the operations of the Partnership. The Partnership intends to retain a Year 2000 consulting firm to review the Partnership's Year 2000 Project Plan, execution of that Plan, and associated contingency plans.

    The awareness phase of the Year 2000 project consists of an enterprise-wide awareness program to communicate to employees and other stakeholders the processes to be applied to the Project and to solicit participation to enhance the likelihood of success of this Project. The awareness phase will continue throughout the course of the Project. The inventory phase entails identifying all software applications, equipment, embedded chip systems and third-party systems that should be evaluated as part of this Project. Substantially all applications, equipment and systems have been identified for evaluation. Due to the dynamic nature of systems in the operations of the Partnership, the identification phase will be updated and reassessed throughout the course of the Project.

    The assessment phase includes analysis and testing of all inventoried applications, equipment and systems to determine the business impact, probability of failure and identification of the proper course of action to achieve Year 2000 compliance. The portion of the assessment phase related to financial and operational systems applications has been substantially completed, and the necessary modifications and conversions are either underway or will commence in the near future. The portion of the assessment phase which will determine the nature and impact of the Year 2000 issue for hardware and equipment, embedded chip systems and third-party developed software is continuing.

    The assessment phase of the project includes efforts to obtain representation and assurances from third parties that their applications, hardware and equipment, and systems being used by or impacting the Partnership are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are positive but inconclusive. As a result, management cannot predict the potential consequences to the Partnership if applications, hardware or systems under the control of third parties are not Year 2000 compliant.

    The remediation phase will include the modification, conversion or replacement of existing applications, hardware and systems that are determined not to be Year 2000 compliant. The testing phase will validate the results of the remediation phase. The implementation phase will perform business system modifications for applications, hardware and systems that are affected by the remediation phase. Management expects that the remediation, testing and implementation phases will be substantially completed by mid-1999. A software consulting firm has been engaged to perform the remediation phase on the Partnership's significant financial and operational systems that are to be modified or converted. Since the Partnership does not expect to materially change operating processes as part of the Year 2000 Project, management does not expect the implementation phase to be a significant part of the Project.

  Costs of the Year 2000 Project

    While the total cost of the Year 2000 Project is still under evaluation, management currently estimates that future costs to be incurred by the Partnership for the Year 2000 Project will be between $350,000 and $500,000.
The Partnership expects to fund these expenditures with cash from operations or borrowings. To date, the Partnership has primarily used internal resources to execute the Year 2000 Project. External cash expenditures to date are estimated to be approximately $10,000. Management has not deferred specific information technology projects as a direct result of the Year 2000 issue.

  Risk of Year 2000 Issues

    Major applications that pose the greatest Year 2000 risks for the Partnership if the Year 2000 Project is not successful are the Partnership's financial and operational system applications and embedded chip systems in field equipment. Potential problems resulting if the Year 2000 Project is not successful include disruptions of the Partnership's financial and operational functions. Affected financial functions include the ability to collect revenue, issue payments and carry on commercial and banking transaction execution activities. Operational functions that could be disrupted include the Partnership's crude oil transportation, storage, gathering and marketing activities.

  Contingency Plans

    The goal of the Year 2000 Project is to ensure that all critical systems and business processes under the direct control of the Partnership remain functional. However, since certain systems and processes may be interrelated with systems outside of the control of the Partnership, there can be no assurance that the Year 2000 Project will be completely successful. Consequently, contingency and business plans are being developed to respond to any Year 2000 compliance failures that may occur. Development of such contingency and business plans is under way. Such plans are scheduled to be completed by the end of the first quarter of 1999.

    Management does not expect the costs of the Year 2000 project to have a material adverse effect on the Partnership's financial position, results of operations or cash flows. At this time, however, the Partnership cannot conclude that any failure of the Partnership or third parties to achieve Year 2000 compliance will not adversely affect the Partnership.

Forward Looking Statements

  The statements in this Report on Form 10-Q that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, refiner demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, the success of the Partnership's risk management activities, the success of the Partnership's Year 2000 project and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

  See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

      Exhibit 10.1 Loan Agreement by and between Genesis Crude Oil, L.P. and
                    Bank One, Texas, N.A. dated as of August 14, 1998

      Exhibit 10.2 Amendment No. 1 to Loan Agreement by and between Genesis
                    Crude Oil, L.P. and Bank One, Texas, N.A.

      Exhibit 10.3 Employment Agreement between Genesis Energy, L.L.C. and Ross
                    A. Benavides

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

                                          GENESIS ENERGY, L.P.
                                          (A Delaware Limited Partnership)

                                  By:     GENESIS ENERGY, L.L.C., as
                                          General Partner


Date:  November 12, 1998           By:     /s/  Ross A. Benavides
                                           --------------------------
                                           Ross A. Benavides
                                           Chief Financial Officer