Form 10-K405
period 1998-12-31
GENESIS ENERGY LP
filed 1999-03-26
CIK 1022321

----------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934


                   For the fiscal year ended December 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


                         Commission file number 1-12295

                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)

     Delaware                                          76-0513049
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     500 Dallas, Suite 2500, Houston, Texas              77002
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (713) 860-2500

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Each Exchange
     Title of Each Class                   on Which Registered
     -------------------                 -----------------------

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

                                         X
                                     --------

Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 1999, was approximately $116 million.

                              GENESIS ENERGY, L.P.
                          1998 FORM 10-K ANNUAL REPORT
                                Table of Contents



                                                                          Page
                                                                          ----
                                     Part I

Item 1. Business                                                            3
Item 2. Properties                                                          9
Item 3. Legal Proceedings                                                  10
Item 4. Submission of Matters to a Vote of Security Holders                10

                                     Part II

Item 5. Market for Registrant's Common Units and Related Security
        Holder Matters                                                     11
Item 6. Selected Financial Data                                            12
Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            13
Item 7a.Price Risk Management and Financial Instruments                    19
Item 8. Financial Statements and Supplementary Data                        19
Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             20

                                    Part III

Item 10.Directors and Executive Officers of the Registrant                 20
Item 11.Executive Compensation                                             22
Item 12.Security Ownership of Certain Beneficial Owners and Management     25
Item 13.Certain Relationships and Related Transactions                     26

                                     Part IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K    27

                                     PART I

Item 1.  Business

  General

     Genesis Energy, L.P., a Delaware limited partnership, was formed in December 1996. With the proceeds of an offering of common limited partnership units ("Common Units") to the public, Genesis Energy, L.P., through its affiliated limited partnership, Genesis Crude Oil, L.P., and its subsidiary partnerships (collectively the "Partnership" or "Genesis") acquired the crude oil gathering and marketing operations of Basis Petroleum, Inc. ("Basis") and the crude oil gathering, marketing and pipeline operations of Howell Corporation and its subsidiaries ("Howell"). The Partnership is one of the largest independent gatherers and marketers of crude oil in North America. Genesis' operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi, New Mexico, Kansas and Oklahoma. In its gathering and marketing business, Genesis is principally engaged in the purchase and aggregation of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities for resale at various points along the crude oil distribution chain, which extends from the wellhead to aggregation and terminal facilities, refineries and other end markets (the "Distribution Chain"). The Partnership's gathering and marketing margins are generated by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the Distribution Chain and marketing the crude oil to refineries or other customers at favorable prices. In addition to its gathering and marketing business, Genesis' operations include transportation of crude oil at regulated published tariffs on its three common carrier pipeline systems.

     Genesis utilizes its trucking fleet of approximately 71 tractor-trailers and its gathering lines to transport crude oil purchased at the wellhead to pipeline injection points, terminals and refineries for sale to its customers. It also transports purchased crude oil on trucks, barges and pipelines owned and operated by third parties. In addition, as part of its gathering and marketing business, Genesis makes purchases of crude oil in bulk at pipeline and terminal facilities for resale to refineries or other customers. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil the Partnership is obligated to deliver, Genesis exchanges crude oil with third parties through exchange or buy/sell agreements. In 1998, Genesis purchased an average of approximately 114,000 bpd of crude oil at the wellhead from approximately 9,200 leases. In the first quarter of 1999, the Partnership expects its wellhead purchases to decrease by approximately 21,000 bpd of crude oil as a result of the loss of a large contract with Pioneer Natural Resources USA, Inc. ("Pioneer"). Due to the profit sharing nature of the contract with Pioneer, Genesis does not expect the effect on gross margin to be material. Wellhead purchases in 1999 are also expected to decrease due to natural declines in production where the Partnership purchases crude oil with a resulting effect on gross margin.

     Genesis currently transports a total of approximately 85,000 barrels per day on its three common carrier crude oil pipeline systems and related gathering lines. These systems are the Texas System, the Jay System extending between Florida and Alabama, and the Mississippi System extending between Mississippi and Louisiana. In October 1998, Genesis acquired 200 additional miles of pipelines and gathering lines that have become part of its Texas System. This additional pipeline mileage extends from the West Columbia area in Texas to Webster, Texas. Approximately 2.0 million barrels of associated storage capacity is owned by Genesis.

     Genesis Energy, L.L.C. (the "General Partner"), a Delaware limited liability company, serves as the sole general partner of Genesis Energy, L.P., and as the operating general partner of its affiliated limited partnership, Genesis Crude Oil, L.P. (GCOLP) and GCOLP's subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. The General Partner is owned 54% by Salomon Smith Barney Holdings Inc. ("Salomon") and 46% by Howell. Salomon also owns 1,163,700 subordinated limited partner units in GCOLP, representing 10.58% of GCOLP. Howell owns 991,300 subordinated limited partner units in GCOLP, representing 9.01% of GCOLP. These subordinated limited partner interests are hereinafter referred to as Subordinated OLP Units.

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

     Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins. Such hedging techniques require significant resources dedicated to managing forward positions and analyzing crude oil markets by grade and location so as to manage these differentials. By analyzing information in its database with internally developed software programs, Genesis is able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination enables the Partnership to net positions internally, thereby reducing NYMEX commissions, and further ensures that Genesis' NYMEX hedging activities are consistent with its business objectives. The effectiveness of risk management strategies will erode with volume erosion.

  Producer Services

     Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, Genesis maintains ongoing relationships with more than 700 producers. The Partnership believes that its ability to offer high-quality field and administrative services to producers is a key factor in its ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the

Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds on a monthly basis, together with the correct payment of all severance and production taxes associated with such proceeds. In 1998, with its staff of division order specialists, Genesis distributed payments to approximately 20,000 interest owners.

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

     In connection with the purchase, sale or exchange of crude oil, subject to Genesis' compliance with specified terms and conditions, Salomon entered into a Master Credit Support Agreement to provide credit support until December 31, 1999, in the form of guarantees issued from time to time at the Partnership's request. In addition, the Partnership has a relationship with a bank to provide a working capital facility. See Note 8 of Notes to Consolidated Financial Statements.

     When Genesis markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. If Genesis determines that a customer should receive a credit line, it must then decide on the amount of credit that should be extended. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in Genesis' business. Management believes that Genesis' sales are made to creditworthy entities or entities with adequate credit support.

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

  Competition

     In the various business activities described above, the Partnership is in competition with a number of major oil companies and smaller entities. There is intense competition among all participants in the business for leasehold purchases of crude oil. The number and location of the Partnership's pipeline systems and trucking facilities give the Partnership access to a substantial volume of domestic crude oil production throughout its area of operations. The Partnership purchases leasehold barrels from more than 700 producers. In 1998, approximately 49% of the leasehold barrels were purchased from ten producers, with Pioneer accounting for 22% of 1998 leasehold purchases. The contract with Pioneer expired December 31, 1998, and was not renewed. Genesis does not expect the loss of the leasehold volumes purchased from Pioneer to have a material effect on gross margin as these volumes were subject to a profit sharing arrangement that limited the gross margin realized by the Partnership.

     The Partnership has considerable flexibility in marketing the volumes of crude oil that it purchases, without dependence on any single customer or transportation or storage facility. The Partnership's largest competitors in the purchase of leasehold crude oil production are Scurlock Permian Oil Company, Plains All American Pipeline, L.P., TEPPCO Partners, L.P., Texaco Trading & Transportation Co., Inc., and EOTT Energy Partners, L.P. Additionally, Genesis competes with many regional or local gatherers who may have significant market share in the areas in which they operate. Competitive factors include price, personal relationships, range and quality of services, knowledge of products and markets and capabilities of risk management systems.

     Genesis' most significant competitors in its pipeline operations are primarily common carrier and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where the Mississippi and Texas Systems deliver crude oil. The Jay System operates in an area not currently served by pipeline competitors. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries and connecting pipelines. The Partnership believes that high capital costs, tariff regulation and problems in acquiring rights-of-way make it unlikely that other competing crude oil pipeline systems comparable in size and scope to Genesis' pipelines will be built in the same geographic areas in the near future, provided that Genesis' pipelines continue to have available capacity to satisfy demands of shippers and that its tariffs remain at competitive levels.

  Employees

     To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employed, at December 31, 1998, approximately 290 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, traders, schedulers, marketing and credit specialists and employees involved in Genesis' pipeline operations. In January 1999, the number of employees was reduced to approximately 260 as a result of changing business conditions. These reductions were primarily truck drivers. None of the employees is represented by labor unions, and the General Partner believes that the relationships with the employees are good.

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

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. Such persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the ordinary course of the Partnership's operations, substances may be generated or handled which fall within the definition of "hazardous substances."

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

  Regulation

     Pipeline regulation

       Interstate Regulation Generally. The interstate common carrier pipeline operations of the Jay and Mississippi systems are subject to rate regulation by FERC under the Interstate Commerce Act ("ICA"). The ICA requires, among other things, that to be lawful, petroleum pipeline rates be just and reasonable and not unduly discriminatory. The ICA permits challenges to proposed new or changed rates by protest and to rates that are already final and in effect by complaint, and provides that upon an appropriate showing a complainant may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. Howell is responsible for any ICA liabilities with respect to activities or conduct during periods prior to the closing of the Partnership's initial public offering of Common Units, and the Partnership is responsible for ICA liabilities with respect to activities or conduct thereafter. The Partnership adopted all of Howell's tariffs in effect on the date of the transfer of the assets to Genesis. None of the tariffs have been subjected to a protest or complaint by any shipper or other interested party.

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

       Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were "grandfathered", limited the challenges that could be made to existing tariff rates. Under the new regulations, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. FERC's regulations provide, and a recent FERC order in a contested pipeline rate proceeding affirms, that shippers may not challenge that portion of the pipeline's rates which was grandfathered whenever the pipeline files for its annual indexed rate increase; such challenges are limited to the amount of the increase only unless, in a separate showing, the complainant satisfies the threshold requirement to show that a "substantial change" has occurred in the economic circumstances or the nature of the pipeline's services. Rate decreases are mandated under the new regulations if the index decreases and the carrier has been collecting rates equal to the rate ceiling. The new indexing methodology can be applied to any existing rate, including in particular all "grandfathered" rates, but also applies to rates under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

       The new indexation methodology is expected to cover all normal cost increases. Cost-of-service ratemaking, while still available to the pipeline for certain rate increases and to establish initial rates for new service, is generally disfavored except in specified circumstances, primarily a substantial divergence between the actual cost experienced by the carrier and the rate resulting from the index such that the rate at the ceiling level would preclude the carrier from being able to charge a just and reasonable rate. FERC regulations also allow rate changes to occur through market- based rates (for pipeline services which have been found to be eligible for such rates) and through settlement rates, which are rates unanimously agreed by the carrier and all shippers as appropriate. In respect of new facilities and new services requiring the establishment of new, initial rates, the carrier may rely on either cost-of-service ratemaking or may initiate service under rates which have been contractually agreed with at least one nonaffiliated shipper; however, other shippers may protest any new rates established in this manner, in which event a cost-of-service showing is required.

       Because of the novelty and uncertainty surrounding the indexing methodology as well as numerous untested associated issues, the General Partner is unable to predict with certainty whether, how or the extent to which FERC may apply the methodologies to the Jay and Mississippi systems, which FERC regulates. The General Partner adopted Howell's preexisting tariffs and rates pertaining to the Jay and Mississippi Systems and intends to rely on the indexation procedures available under FERC regulations. Nevertheless, by protest, complaint or shipper challenge to the Partnership's grandfathered or indexed rates, the Partnership could become involved in a cost-of-service proceeding before FERC and be required to defend and support its rates based on costs. In any such cost-of-service rate proceeding involving rates of the FERC-regulated Jay and Mississippi Systems, FERC would be permitted to inquire into and determine all relevant matters including such issues as (i) the appropriate capital structure to be utilized in calculating rates, (ii) the appropriate rate of return, (iii) the rate base, including the proper starting rate base, (iv) the rate design and (v) the proper allowance for federal and state income taxes. In addition to the regulatory considerations noted above, it is expected that the interstate common carrier pipeline tariff rates will continue to be constrained by competitive and other market factors.

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

  Information Regarding Forward-Looking Information

     The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, changes in crude oil production volumes (both world-wide as well as in areas in which the Partnership has operations), developments relating to possible acquisitions or business combination opportunities, volatility of crude oil prices and grade differentials, the success of the Partnership's risk management activities, the Partnership's ability to replace its credit support from Salomon with a bank facility, the Partnership's success in dealing with the Year 2000 issue and the related costs of the Year 2000 issue and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Item 2.  Properties

  The Partnership owns and operates three common carrier crude oil pipeline systems. The pipelines and related gathering systems consist of the 750-mile Texas system, the 117-mile Jay System extending between Florida and Alabama, and the 281-mile Mississippi System extending between Mississippi and Louisiana.
The Partnership also owns approximately 2.0 million barrels of storage capacity associated with the pipelines. These storage capacities include approximately 200,000 barrels each on the Mississippi and Jay Systems and 1.4 million barrels on the Texas System, primarily at the Satsuma terminal in Houston, Texas.

  In addition to transporting crude oil by pipeline, the Partnership transports crude oil through a fleet of owned and leased tractors and trailers. At December 31, 1998, the trucking fleet consisted of approximately 92 tractor-trailers. In February 1999, the trucking fleet was reduced to 71 tractor-trailers through the sale of excess equipment.

The trucking fleet generally
hauls the crude oil to one of the approximately 100 pipeline injection stations owned or leased by the Partnership.

Item 3.  Legal Proceedings

  The Partnership is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management of the General Partner, the ultimate outcome, if any, will not have a material adverse effect on the financial condition or results of operations of the Partnership. See Note 16 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the year ended December 31, 1998.

                                     PART II


Item 5.  Market for Registrant's Common Units and Related Security Holder
Matters

  The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                          Price Range
                     ----------------------      Cash
                      High           Low   Distributions<F1>
                    --------       -------- ---------------
  1998
  ----
  First Quarter      $20.3750      $16.6250      $0.50
  Second Quarter     $19.8750      $17.2500      $0.50
  Third Quarter      $18.0000      $13.6875      $0.50
  Fourth Quarter     $19.1250      $13.6250      $0.50

  1997
  ----
  First Quarter      $21.5000      $20.3750      $   -
  Second Quarter     $21.3750      $18.1250      $0.66
  Third Quarter      $20.7500      $19.6250      $0.50
  Fourth Quarter     $21.2500      $16.3750      $0.50
_____________________

  <F1>  Cash distributions are shown in the quarter paid and are based on the prior quarter's activities. The second quarter of 1997 was prorated for the period between the closing of the Initial Public Offering and March 31, 1997 based on a minimum quarterly distribution of $0.50 per Common Unit per quarter.

  As of December 31, 1998, there were approximately 11,000 record holders and beneficial owners (held in street name) of the Partnership's Common Units.
There is no established public trading market for the Partnership's Subordinated OLP Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of the Partnership adjusted for net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, a form of which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, which will not end earlier than December 31, 2001, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

  In connection with the Partnership's initial public offering of Common Units in December 1996, Salomon and the Partnership entered into a Distribution Support Agreement pursuant to which, among other things, Salomon agreed that it would contribute up to $17.6 million to the Partnership in exchange for Additional Partnership Interests ("APIs"), if necessary, to support the Partnership's ability to pay the MQD on Common Units. Salomon's obligation to purchase APIs will end no earlier than December 31, 1999 and end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. At December 31, 1998, Salomon had not been required to provide any distribution support. As a result of poor domestic crude oil market conditions, the General Partner may have to draw on the cash distribution support from Salomon during 1999.

Item 6.  Selected Financial Data
     (in thousands, except per unit and volume data)

  The table below includes selected financial data for the Partnership for the years ended December 31, 1998 and 1997 and one month ended December 31, 1996 and includes the results of operations acquired from Basis and Howell. Since Basis had the largest ownership interest in the Partnership, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis was treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell was treated as a purchase for accounting purposes.

                                                                                        Eleven
                                          Year        Year       Year      One Month    Months
                                         Ended       Ended       Ended       Ended       Ended          Year Ended
                                      December 31,December 31,December 31,December 31,November 30,     December 31,
                                          1998        1997      1996 <F1>     1996       1996        1995       1994
                                      ---------------------------------------------------------------------------------
                                                               (Pro forma)           (Predecessor)     (Predecessor)
               (Unaudited)
Income Statement Data:
Revenues:
     Gathering and marketing revenues  $2,216,942  $3,354,939  $4,565,834  $370,559  $3,598,107  $3,440,065  $1,830,721
     Pipeline revenues                     16,533      17,989      16,780     1,426           -           -           -
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
          Total revenues                2,233,475   3,372,928   4,582,614   371,985   3,598,107   3,440,065   1,830,721
Cost of sales:
     Crude cost                         2,184,529   3,331,184   4,526,363   366,723   3,573,086   3,409,759   1,806,241
     Field operating costs                 12,778      12,107      15,092     1,290       6,744       7,152       7,778
     Pipeline operating costs               7,971       6,016       4,978       463           -           -           -
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
          Total cost of sales           2,205,278   3,349,307   4,546,433   368,476   3,579,830   3,416,911   1,814,019
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
Gross margin                               28,197      23,621      36,181     3,509      18,277      23,154      16,702
General and administrative expenses        11,468       8,557       9,470     1,363       3,316       3,658       3,858
Depreciation and amortization               7,719       6,300       6,834       518       1,396       4,815       7,530
Nonrecurring charge                           373           -           -         -           -           -           -
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
Operating income                            8,637       8,764      19,877     1,628      13,565      14,681       5,314
Interest income (expense)                     154       1,063          56        56         294         173        (685)
Other income (expense)                         28          21         (74)        -         (83)       (197)         82
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
Net income before minority interests        8,819       9,848      19,859     1,684      13,776      14,657       4,711
Minority interests                          1,763       1,968       3,970       337           -           -           -
                                       ----------  ----------  ----------  --------  ----------  ----------  ----------
Net income <F2>                        $    7,056  $    7,880  $   15,889  $  1,347  $   13,776  $   14,657  $    4,711
                                       ==========  ==========  ==========  ========  ==========  ==========  ==========
Net income per common unit-basic
   and diluted                         $     0.80  $     0.90  $     1.81  $   0.15         N/A         N/A         N/A
                                       ==========  ==========  ==========  ========

Balance Sheet Data (at end of period):
Current assets                         $  185,216  $  232,202  $  410,371  $ 410,371        N/A  $  279,285  $  184,253
Total assets                              297,173     331,114     509,900    509,900        N/A     283,036     193,367
Long-term liabilities                      15,800           -           -          -        N/A           -           -
Equity of parent                                -           -           -          -        N/A      (8,437)      4,393
Minority interest                          29,988      28,225      26,257     26,257        N/A           -           -
Partners' capital                          67,871      78,351      85,080     85,080        N/A           -           -

Other Data:
Maintenance capital expenditures <F3>  $    1,509  $    3,785  $    2,535  $     106 $    1,100  $       17  $        56
EBITDA <F4>                            $   16,384  $   15,085  $   26,637  $   2,146 $   14,878  $   19,299  $    12,926
Volumes (bpd):
     Gathering and marketing:
         Wellhead                         114,400     104,506     116,263    120,553     83,239      83,551       89,788
         Bulk and exchange                325,468     346,760     463,054    380,354    417,939     439,060      214,519
     Pipeline                              85,594      89,117      86,557     85,874          -           -            -

<F1>  The unaudited pro forma selected financial data of the Partnership includes (a) the historical operating results of the crude oil gathering and marketing operations of Basis, (b) the historical crude gathering, marketing and pipeline transportation operations of Howell and (c) certain pro forma adjustments to the historical results of operations of Basis and Howell as if
  the Partnership had been formed on January 1, 1996.   See Note 2 of Notes to
  the Consolidated Financial Statements for a description of the pro forma adjustments.
<F2>  Net income excludes the effect of income taxes and accounting changes for the Predecessor.
<F3>  The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $3 million each year.
<F4>  EBITDA (earnings before interest expense, income taxes, depreciation and amortization and minority interests) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

  The table below summarizes the Partnership's quarterly financial data for 1998 and 1997.

                                                      1998 Quarters
                                        --------------------------------------
                                          First    Second     Third    Fourth
                                        --------  --------  --------  --------
                                                      (Unaudited)
Revenues                                $650,257   $561,813  $526,442  $494,963
Gross margin                            $  6,336   $  6,047  $  8,432  $  7,382
Operating income                        $  1,962   $    889  $  3,365  $  2,421
Net income                              $  1,728   $    811  $  2,662  $  1,855
Net income per Common Unit-basic
   and diluted                          $   0.20   $   0.09  $   0.30  $   0.21

                                                       1997 Quarters
                                        ---------------------------------------
                                           First    Second     Third    Fourth
                                        ---------  --------  --------  --------
                                                       (Unaudited)
Revenues                                $ 946,482  $890,686  $844,778  $690,982
Gross margin                            $   7,034  $  4,939  $  5,939  $  5,709
Operating income                        $   3,336  $  1,192  $  2,320  $  1,916
Net income                              $   2,744  $  1,282  $  2,089  $  1,765
Net income per Common Unit-basic
   and diluted                          $    0.31  $   0.15  $   0.24  $   0.20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

  Results of Operations

     Selected financial data for this discussion of the results of operations follows, in thousands.
                                                        Years Ended
                                                        December 31,
                                           -----------------------------------
                                               1998         1997        1996
                                           ----------   ----------  ----------
                                                                    (Pro forma)
                                                                    (Unaudited)
Revenues
     Gathering & marketing                 $2,216,942   $3,354,939  $4,565,834
     Pipeline                              $   16,533   $   17,989  $   16,780

Gross margin
     Gathering & marketing                 $   19,635   $   11,648  $   24,379
     Pipeline                              $    8,562   $   11,973  $   11,802

General and administrative expenses        $   11,468   $    8,557  $    9,470

Depreciation and amortization              $    7,719   $    6,300  $    6,834

Operating income                           $    8,637   $    8,764  $   19,877

Interest income, net                       $      154   $    1,063  $       56

     The profitability of Genesis depends to a significant extent upon its ability to maximize gross margin. The gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. In addition to purchasing crude oil at the wellhead, Genesis purchases crude oil in bulk at major pipeline terminal points and enters into exchange transactions with third parties. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchase and sales transactions, and the absolute price levels for crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations, such changes are not addressed in the following discussion. Pipeline revenues and gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of Genesis' pipeline operations and are addressed in the following discussion of pipeline operations of Genesis.

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

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

       Gross Margin. Gathering and marketing gross margins increased $7.9 million or 68% to $19.6 million for the year ended December 31, 1998, as compared to $11.7 million for the year ended December 31, 1997. The increase in gross margin can be attributed to the acquisition of the gathering and marketing assets of Falco S&D, Inc., ("Falco") in April 1998 and improvements in the relationships between various market prices during 1998, allowing the Partnership to apply its risk management techniques to forward purchases and sales opportunities to increase gross margin. There can be no assurance of the availability of future opportunities to apply the Partnership's risk management techniques.

       By the end of 1998, price levels for crude oil had declined approximately 39% from prices at the beginning of 1998. While the decline in price levels, as stated above, does not directly impact the Partnership's gross margins, the decline generally does reduce the quantities of crude oil available for purchase at the wellhead due to curtailed production and drilling activity. Through the acquisition of the gathering and marketing assets of Falco in April 1998, the Partnership was able to improve its average wellhead volumes over 1997 levels, although volumes in the fourth quarter had declined to an average of 107,758 barrels per day. The Partnership expects volumes to decline further in the first quarter of 1999 due to reduced crude oil price levels and the loss of the contract with Pioneer. Due to the profit-sharing aspects of that contract, the Partnership does not expect the impact on gross margin from the loss of the Pioneer contract to be material, however the overall volume decrease in U.S. domestic crude oil production may have an adverse effect on future gross margins.

       Pipeline gross margin decreased $3.4 million or 28% to $8.6 million for the year ended December 31, 1998, as compared to $12.0 million for the year ended December 31, 1997. The Partnership experienced a decline in its daily throughput volumes of 8%, decreasing pipeline revenues by $1.5 million. In October 1998, the Partnership acquired 200 additional miles of pipeline in the West Columbia area of Texas. This addition resulted in a restoration of throughput volumes by the end of 1998 to levels at the beginning of the year. Throughput volumes on the existing pipelines declined in 1998 as oil producers reduced exploration and production volumes in areas serviced by the Partnership's pipelines. Decreases in production volumes in areas serviced by the Partnership's pipelines could have an adverse effect on future gross margin.

       Also contributing to the decline in pipeline gross margins were higher operating costs in 1998. These higher costs can be attributed to lease payments beginning in the second quarter of 1998 on a new segment of pipeline, repairs on the Main Pass pipeline prior to its shut-in, and increased routine maintenance expenditures.

       General and administrative expenses. In 1998, general and administrative expenses increased by $2.9 million or 34% to $11.5 million. This increase can be attributed primarily to three factors. First, the estimated total charge for the Restricted Unit Plan is being recognized over the three-year vesting period beginning in 1998. In 1998, that noncash charge was $1.6 million. Second, in 1998 the Partnership no longer benefited from the sharing of certain costs with Basis under the terms of a Corporate Services Agreement as it did in 1997. Third, costs increased due to the addition of marketing and administrative personnel by the Partnership in April 1998 as a result of the Falco asset acquisition.

       Depreciation and amortization. Depreciation and amortization increased from $6.3 million in 1997 to $7.7 million in 1998, primarily attributable to depreciation and amortization on the assets acquired from Falco.

       Nonrecurring charge. In 1998, the Partnership recorded a non-recurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline located offshore. The charge consisted of $0.1 million of costs related to the shut-in and a $0.3 million write-down of the asset.

       Interest income (expense), net. Net interest income declined $0.8 million or 89% to $0.2 million for the year ended December 31, 1998 as compared to $1.0 million for the year ended December 31, 1997. As a result of the acquisition of the assets of Falco and the pipeline near West Columbia, Texas, in 1998, the Partnership had less cash available to temporarily invest. Interest expense increased as the Partnership borrowed funds under its loan agreement during the year.

     Year Ended December 31, 1997 Compared with Pro Forma Year Ended December 31, 1996

       The following analysis compares the results of operations for the Partnership for the year ended December 31, 1997 to the pro forma results of the Partnership for the year ended December 31, 1996. The pro forma consolidated financial statements of the Partnership reflect the historical operating results of the crude oil gathering and marketing operations of Basis and the crude oil gathering, marketing and pipeline transportation operations of Howell. Because the Partnership had no long-term debt, the pro forma consolidated results reflect the elimination of interest expense. Income taxes were also eliminated from the pro forma consolidated results as the Partnership is not subject to federal income taxes.

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

  Liquidity and Capital Resources

     Cash Flows

       Net cash provided by operations was $16.4 million for the year ended December 31, 1998 as compared to $20.2 million for the year ended December 31, 1997. The decrease in cash flow in 1998 was due primarily to the timing of payment of obligations. Net cash used in operating activities was $0.8 million for the one-month ended December 31, 1996. The decrease in cash flow from the formation of the Partnership to December 31, 1996 was due primarily to increases in inventories. Net cash used in operating activities of the Predecessor was $2.6 million for the eleven months ended November 30, 1996.

       Net cash used in investing activities was $17.5 million and $5.7 million for the years ended December 31, 1998 and 1997, respectively, due primarily to asset additions. In 1998, the Partnership acquired the gathering and marketing assets of Falco, a pipeline near West Columbia, Texas, and other pipeline property additions. In 1997, cash was used primarily for pipeline property additions. Net cash used in investing activities was $74.1 million for the one month ended December 31, 1996. This amount primarily relates to the cash expended to acquire the Howell operations. For the eleven months ended November 30, 1996, net cash used in investing activities for the Predecessor was $2.0 million primarily from the purchase of 26 new tractors and NYMEX seats contributed to Genesis.

     Net cash used in financing activities was $3.0 million and $14.6 million for the years ended December 31, 1998 and 1997, respectively. In 1998 the Partnership paid distributions to the Common Unitholders and the General Partner totaling $17.6 million. The Partnership also paid $1.2 million to acquire treasury units in the open market, some of which were subsequently reissued under the Restricted Unit Plan. Cash flows from financing activities were provided by borrowings in the amount of $15.8 million under the loan agreement. Cash flows utilized in 1997 related to the payment of distributions to the Common Unitholders and the General Partner. Net cash provided by financing activities for the one month ended December 31, 1996, was $79.5 million, consisting of the net public offering proceeds and general partner contribution at formation of the Partnership totaling $165.9 million, offset by the distribution to Basis at formation of $87.0 million. Net cash provided by financing activities for the eleven months ended November 30, 1996 and net cash used by financing activities for the year ended December 31, 1995 resulted from advances between Basis and the Predecessor.

     Capital Expenditures

       In 1998, the Partnership expended $16.2 million for capital expenditures for projects related to the expansion of its business activities and $1.5 million for maintenance capital expenditures. The expansion projects included the acquisition of the gathering and marketing assets of Falco, located primarily in Louisiana and East Texas and the acquisition of 200 miles of pipeline in the West Columbia area of Texas. This pipeline begins in Jackson County, Texas, and ends at Genesis' Webster Station in Harris County.

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

       Maintenance capital expenditures on a pro forma basis for the year ended December 31, 1996 were $2.5 million. The Partnership estimates future maintenance capital expenditures to be approximately $3.0 million per year. These expenditures are expected to be primarily for improvements related to the three principal pipeline systems and for the periodic replacement of tractors and trailers in the Partnership's fleet. The Partnership expects to fund its maintenance capital expenditure requirements from internally generated cash.

     Working Capital and Credit Resources

       Pursuant to the Master Credit Support Agreement, Salomon is providing credit support in the form of a Guaranty Facility over a period of approximately three years in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership is required to pay a guaranty fee to Salomon which will increase over the remaining year, thereby increasing the cost of the credit support provided to the Partnership under the Guaranty Facility.

       At December 31, 1998, the aggregate amount of obligations covered by guarantees was $152 million, including $89 million in payable obligations and $63 million in estimated crude oil purchase obligations for January 1999.

       Salomon received a security interest in all the Partnership's receivables, inventories, general intangibles and cash to secure obligations under the Master Credit Support Agreement. Salomon provided a Working Capital Facility to the Partnership until August 1998. At that time, the Working Capital Facility was replaced with a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. ("Bank One"). The Loan Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $35 million or the Borrowing Base (as defined in the Loan Agreement). Loans will bear interest at a rate chosen by GCOLP which would be one or more of the following:
(a) a Floating Base Rate (as defined in the Loan Agreement) that is generally the prevailing prime rate less one percent; (b) a rate based on the Federal Funds Rate plus one and one-half percent or (c) a rate based on LIBOR plus one and one-quarter percent. The Loan Agreement provides for a revolving period until August 14, 2000, during which time interest will be paid monthly. All loans outstanding on August 14, 2000, are due at that time.

       The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets (as defined in the Loan Agreement) to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of $65 million.

       At December 31, 1998, the Partnership had $15.8 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at December 31, 1998. At December 31, 1998, $19.2 million was available to be borrowed under the Loan Agreement.

       There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the three-year credit support period expires in December 1999. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 1999 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

       Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

       In 1998, the Partnership paid total distributions of $2.00 per unit to the Common Unitholders and the General Partner. This amount represented distributions for the period from October 1, 1997 to September 31, 1998. A distribution of $0.50 per unit, applicable to the fourth quarter of 1998, was paid on February 12, 1999 to holders of record on January 29, 1999. In 1997, the Partnership paid total distributions of $1.66 per unit, representing distributions for the period from the Partnership's inception in December 1996 through September 30, 1997.

       As a result of poor domestic crude oil market conditions, the General Partner may have to draw on the cash distribution support from Salomon during 1999.

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

     Partnership's State of Readiness

       To address the Year 2000 issue, the Partnership has formed a Year 2000 Steering Committee to coordinate execution of a project to identify, assess, and remedy any critical Year 2000 issues that might impact the Partnership ("Year 2000 Project" or "the Project"). The Year 2000 Project Steering Committee has established six phases for the Project. The six phases include (i) awareness,
(ii) inventory, (iii) assessment, (iv) remediation, (v) testing and (vi) implementation. The Year 2000 Steering Committee has classified the key automated systems for analysis as (a) financial systems applications, (b) operational system applications, (c) hardware and equipment, (d) embedded chip systems and (e) third-party systems. The Year 2000 Project includes addressing the Year 2000 exposure of third parties whose operations are material to the operations of the Partnership. The Partnership has retained a Year 2000 consulting firm to review the Partnership's Year 2000 Project Plan, execution of that Plan and associated contingency plans. The Year 2000 consulting firm reports its findings to the Year 2000 Steering Committee periodically. The status of the Year 2000 Project is reviewed with the Board of Directors at its quarterly meetings.

       The awareness phase of the Year 2000 project consists of an enterprise-wide awareness program to communicate to employees and other stakeholders the Year 2000 problems, the issues affecting the Partnership, the processes to be applied to the Project and to solicit participation to enhance the likelihood of success of this Project. The initial awareness phase activities have been completed; however, activities associated with the awareness phase will continue throughout the course of the Project.

       The inventory phase entails identifying all software applications, equipment, embedded chip systems and third-party systems that should be evaluated as part of this Project. All applications, equipment and systems have been identified for evaluation. Due to the dynamic nature of systems in the operations of the Partnership, the identification phase will be updated and reassessed throughout the course of the Project. A Year 2000 Change Management Program is being developed to monitor and control system changes that could affect the Partnership's Year 2000 Project.

       The assessment phase includes analysis and testing of inventoried applications, equipment and systems to determine the business impact, probability of failure and identification of the proper course of action to achieve Year 2000 compliance. All systems have been analyzed to determine the business impact of failure. All critical applications, equipment and systems have been assessed as to the probability of failure. The determination of the proper course of action for all critical applications, equipment and systems that are not yet compliant is substantially complete.

       The assessment phase of the project includes reasonable efforts to obtain representation and assurances from third parties that their applications, hardware and equipment, and systems being used by or impacting the Partnership are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are positive but inconclusive. As a result, management cannot predict the potential consequences to the Partnership if applications, hardware or systems under the control of third parties are not Year 2000 compliant.

       The remediation phase will include the modification, conversion or replacement of existing applications, hardware and systems that are determined not to be Year 2000 compliant. A software consulting firm has been engaged to perform the remediation phase on the Partnership's critical financial and operational systems that are to be modified or converted. Remediation of all other critical systems is currently underway and is expected to be completed by the end of the second quarter of 1999 or shortly thereafter.

       The testing phase will validate the results of the remediation phase.
The implementation phase will perform business system modifications for applications, hardware and systems that are affected by the remediation phase. Management expects that the testing and implementation phases will be substantially completed during the third quarter of 1999. Since the Partnership does not expect to materially change operating processes as part of the Year 2000 Project, management does not expect the implementation phase to be a significant part of the Project.

     Costs of the Year 2000 Project

       While the total cost of the Year 2000 Project is still under evaluation, management currently estimates that the total costs to be incurred by the Partnership for the Year 2000 Project will be between $400,000 and $600,000.
The Partnership expects to fund these expenditures with cash from operations or borrowings. Cash expenditures through December 31, 1998 were approximately $100,000. The Partnership does not separately track the internal costs incurred for the Year 2000 Project. Internal costs are primarily the payroll related costs for the Partnership's information systems group, Year 2000 Steering Committee members and other operations personnel involved in the Project. Management has not deferred specific information technology projects as a direct result of the Year 2000 issue.

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

     Contingency Plans

       The goal of the Year 2000 Project is to ensure that all critical systems and business processes under the direct control of the Partnership remain functional. However, since certain systems and processes may be interrelated with systems outside of the control of the Partnership, there can be no assurance that the Year 2000 Project will be completely successful. Consequently, contingency and business plans are being developed to respond to any Year 2000 compliance failures that may occur. Such plans are expected to be completed by the end of the third quarter of 1999.

       Management does not expect the costs of the Year 2000 project to have a material adverse effect on the Partnership's financial position, results of operations or cash flows. At this time, however, the Partnership cannot conclude that any failure of the Partnership or third parties to achieve Year 2000 compliance will not adversely affect the Partnership.

Item 7a.  Price Risk Management and Financial Instruments

  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At December 31, 1998, the Partnership used futures and forward contracts exclusively in its hedging program with the latest contract being settled in January 2000. Information about these contracts is contained in the table set forth below.

                                         Sell (Short)  Buy (Long)
                                          Contracts    Contracts
                                         ------------  ----------
     Commodity Futures Contracts
          Contract volumes (1,000 bbls)      14,424        13,552
          Weighted average price per bbl   $  12.94      $  12.96
          Contract value (in thousands)    $186,655      $175,631
          Fair value (in thousands)        $176,843      $166,425

     Commodity Forward Contracts:
          Contract volumes (1,000 bbls)       5,469         6,288
          Weighted average price per bbl    $ 11.88       $ 12.25
          Contract value (in thousands)     $64,966       $77,010
          Fair value (in thousands)         $64,975       $75,453

  The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the December 31, 1998 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

Item 8.  Financial Statements and Supplementary Data

  The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 30.

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

  The Board of Directors of the General Partner has established a committee
(the "Audit Committee") consisting of individuals who are neither officers nor employees of the General Partner or any affiliate of the General Partner. The committee has the authority to review, at the request of the General Partner, specific matters as to which the General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict is fair and reasonable to the Partnership. In addition, the committee reviews the external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants, and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

  Directors and Executive Officers of the General Partner

     Set forth below is certain information concerning the directors and executive officers of the General Partner. All directors of the General Partner are elected annually by the General Partner. All executive officers serve at the discretion of the General Partner.

            Name               Age                 Position
       ------------------      ---   ----------------------------------
       Thomas W. Jasper         50   Director and Chairman of the Board
       John P. vonBerg          45   Director, Chief Executive Officer
                                       and President
       Mark J. Gorman           44   Director, Chief Operating Officer
                                       and Executive
                                       Vice President
       Michael A. Peak          45   Director
       Paul N. Howell           80   Director
       Robert T. Moffett        47   Director
       Donald H. Anderson       50   Director
       Herbert I. Goodman       76   Director
       J. Conley Stone          67   Director
       John M. Fetzer           45   Senior Vice President, Crude Oil
       Ross A. Benavides        45   Chief Financial Officer
       Paul A. Scoff            40   General Counsel and Secretary
       Allen R. Stanley         55   Vice President, Pipeline Operations
       Ben F. Runnels           58   Vice President, Trucking Operations
       Kerry W. Mazoch          52   Vice President, Crude Oil
                                       Acquisitions

  Thomas W. Jasper has served as a Director of the General Partner since December 1996. Mr. Jasper is currently an advisor to Salomon Smith Barney Inc. Prior to this he served as Treasurer of Salomon Smith Barney Holdings Inc. and its principal subsidiaries, Salomon Brothers Inc and Smith Barney Inc. Mr. Jasper was also a Managing Director of Salomon Smith Barney Holdings Inc., Salomon Brothers Inc and Smith Barney, Inc. Mr. Jasper was Treasurer of Salomon Inc and Salomon Brothers Inc. from April 1996 to December 1997. Prior to this appointment, he served in various capacities for Salomon Brothers Inc and its subsidiaries, beginning in 1982.

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

  Robert T. Moffett became a Director of the General Partner in February 1999, replacing Ronald E. Hall. He has held the position of Vice President, General Counsel and Secretary of Howell since December 1996. He was Vice President and General Counsel of Howell from January 1995 to December 1996. Mr. Moffett joined Howell as General Counsel in September 1992. From 1987 to 1992, Mr. Moffett was a partner in Moffett and Brewster, an oil and gas investment firm.

  Donald H. Anderson was elected to the Board of Directors of the General Partner in March 1997. He is Executive Director of Western Growth Capital, a Denver-based venture capital fund. He was Chairman, President and Chief Executive Officer of PanEnergy Services, Inc., from December 1994 to March 1, 1997. PanEnergy Services, Inc., now a subsidiary of Duke Energy Corporation, is engaged in nonjurisdictional natural gas and electric marketing, natural gas gathering and processing, and crude oil and natural gas liquids trading and pipeline transportation. From 1989 to 1994, Mr. Anderson was President and Chief Operating Officer and Director of Associated Natural Gas Corporation, which merged with PanEnergy Corp. in 1994. Prior to 1989, Mr. Anderson was Vice President of Lantern Petroleum Corporation.

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

  Mr. J. Conley Stone was elected to the Board of Directors of the General Partner in January 1997. From 1987 to his retirement in 1995, he served as President, Chief Executive Officer, Chief Operating Officer and Director of Plantation Pipe Line Company, a common carrier liquid petroleum products pipeline transporter. From 1976 to 1987, Mr. Stone served in a variety of executive positions with Exxon Pipeline Company.

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

  Ross A. Benavides has served as Chief Financial Officer of the General
Partner since October 1998. He served as Tax Counsel for Lyondell Petrochemical Company ("Lyondell") from May 1997 to October 1998. Prior to joining Lyondell, he was Vice President of Basis from June 1996 to May 1997 and Tax Director of Basis from May 1994 to May 1996. From March 1990 to April 1994, he served as Tax Manager for Lyondell.

  Paul A. Scoff has served as General Counsel and Secretary of the General Partner since December 1996. He served as Senior Counsel for Basis and its predecessor Phibro USA from June 1994 to December 1996. Prior to joining Phibro USA, he was a Senior Attorney for The Coastal Corporation ("Coastal") from 1989 until June of 1994 where he advised the marine, refining and marketing and crude gathering subsidiaries of Coastal. Mr. Scoff was in private practice from 1984 until he joined Coastal in 1989.

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

  Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 1998 its officers and directors complied with all applicable filing requirements in a timely manner.

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

  The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 1998 and 1997 and during the one month ended December 31, 1996 to the Chief Executive Officer and each of Genesis' four other most highly compensated executive officers (the "Named Officers").

                           Summary Compensation Table

                                                                               Long-Term
                                                 Annual Compensation         Compensation
                                         ---------------------------------   ------------
                                                                                 Awards
                                                                             ------------
                                                              Other Annual    Restricted     All Other
                                         Salary        Bonus  Compensation   Stock Awards  Compensation
Name and Principal Position     Year        $            $        $ <F1>           $ <F2>       $
---------------------------     ----     -------      ------  ------------   ------------  -----------
John P. vonBerg                 1998     350,000           -        -        570,891 <F3>  9,600 <F8>
  Chief Executive Officer       1997     350,000      50,000        -              -       9,550 <F11>
    and President               1996      29,167           -        -              -           -

Mark J. Gorman                  1998     230,000      37,500        -        570,891 <F4>  9,600 <F8>
  Executive Vice President      1997     212,500      37,500        -              -       9,550 <F11>
    and Chief Operating Officer 1996      17,500           -        -              -           -

John M. Fetzer                  1998     200,000      37,500        -        570,891 <F5>  9,600 <F8>
  Senior Vice President,        1997     200,000      37,500        -              -       9,550 <F11>
    Crude Oil                   1996      16,667           -        -              -           -

Kerry W. Mazoch                 1998     166,000      25,000        -        231,057 <F6>  4,800 <F9>
  Vice President, Crude         1997      62,250      15,000        -              -       1,743 <F12>
    Oil Acquisitions

Allen R. Stanley                1998     140,000      15,000        -        285,446 <F7>  9,162 <F10>
  Vice President, Pipeline      1997     140,000      20,000        -              -       7,134 <F13>
                                1996      11,667           -        -              -           -

<F1>  No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.
<F2>  Restricted units were awarded to the Named Officer on January 27, 1998.
Under the terms of the Amended and Restated Restricted Unit Plan, the award will vest in increments of one-third annually beginning on December 8, 1998. The vested units cannot be sold until one year after vesting. Prior to vesting, distributions will be paid on restricted units any time distributions are paid on the Subordinated OLP Units. After vesting, the Named Officer will receive distributions whenever distributions are paid to the Common Unitholders.
<F3>  Mr. vonBerg received an award of 29,090 restricted units.  At December 31,
1998, Mr. vonBerg had 6,841 vested restricted units with a value of $98,767 (determined using closing market price of unrestricted units on December 31, 1998). He had 19,294 unvested restricted units with a value of $278,557. Mr. vonBerg relinquished 2,855 of the units that vested in 1998 so that the value of the units on the vesting date ($16.8125 per unit) could be used to pay federal income taxes owed on the vested portion of the award.
<F4>  Mr. Gorman received an award of 29,090 restricted units.  At December 31,
1998, Mr. Gorman had 6,841 vested restricted units with a value of $98,767 (determined using closing market price of unrestricted units on December 31, 1998). He had 19,294 unvested restricted units with a value of $278,557. Mr. Gorman relinquished 2,855 of the units that vested in 1998 so that the value of the units on the vesting date ($16.8125 per unit) could be used to pay federal income taxes owed on the vested portion of the award.
<F5>  Mr. Fetzer received an award of 29,090 restricted units.  At December 31,
1998, Mr. Fetzer had 6,841 vested restricted units with a value of $98,767 (determined using closing market price of unrestricted units on December 31, 1998). He had 19,294 unvested restricted units with a value of $278,557. Mr. Fetzer relinquished 2,855 of the units that vested in 1998 so that the value of the units on the vesting date ($16.8125 per unit) could be used to pay federal income taxes owed on the vested portion of the award.
<F6>  Mr. Mazoch received an award of 12,121 restricted units.  At December 31,
1998, Mr. Mazoch had 2,851 vested restricted units with a value of $41,161 (determined using closing market price of unrestricted units on December 31, 1998). He had 8,081 unvested restricted units with a value of $116,669. Mr. Mazoch relinquished 1,189 of the units that vested in 1998 so that the value of the units on the vesting date ($16.8125 per unit) could be used to pay federal income taxes owed on the vested portion of the award.
<F7>  Mr. Stanley received an award of 14,545 restricted units.  At December 31,
1998, Mr. Stanley had 4,848 vested restricted units with a value of $69,993 (determined using closing market price of unrestricted units on December 31, 1998). He had 9,697 unvested restricted units with a value of $140,000.
<F8>  Includes $4,800 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.
<F9>  Includes $4,800 of profit-sharing contributions to a defined contribution plan.
<F10>  Includes $4,362 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.
<F11>  Includes $4,750 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.
<F12>  Includes $1,743 of profit-sharing contributions to a defined contribution plan.
<F13>  Includes $3,069 of Company-matching contributions to a defined contribution plan and $4,065 of profit-sharing contributions to a defined contribution plan.

  Employment Agreements

     The General Partner entered into employment agreements with the following executive officers: Mr. vonBerg, Mr. Gorman, Mr. Fetzer, Mr. Stanley, Mr. Runnels, Mr. Benavides and Mr. Scoff. The agreements, except for the agreement with Mr. Benavides, have an initial term expiring December 31, 1999 ("Initial Term") with one optional extension term of two years and five additional optional extension terms of one year each ("Extension Terms"), and include the following additional provisions: (i) an annual base salary, (ii) eligibility to participate in the Restricted Unit Plan (including the allocation of Initial Restricted Units) and Incentive Compensation Plan described below, (iii) confidential information and noncompetition provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance compensation under certain circumstances. Severance compensation applicable under the employment agreements for an involuntary termination during the Initial Term and Extension Terms (other than a termination for cause, as defined in the agreements) will include payment of the greater of (i) the base salary for the balance of the applicable term, or (ii) one year's base salary then in effect and, in addition, the executive will be entitled to receive incentive compensation payable to the executive in accordance with the Incentive Plan. Upon expiration or termination of the agreement, the confidential information and noncompetition provisions will continue until the earlier of one year after the date of termination or the remainder of the unexpired term, but in no event for less than six months following the expiration or termination. The only difference in Mr. Benavides' employment agreement is that the Initial Term expires in October 2000.

  Restricted Unit Plan

     In January 1997, the General Partner adopted a restricted unit plan for key employees of the General Partner that provided for the award of rights to receive Common Units under certain restrictions including meeting thresholds tied to Available Cash and Adjusted Operating Surplus. In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and Adjusted Operating Surplus were eliminated. The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 240,000 Common Units (the "Restricted Units") have been allocated to approximately 32 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

     One-third of the Restricted Units allocated to each individual will vest annually beginning in December 1998. The remaining rights to receive 51,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

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

                                                            Amount and Nature
                               Name and Address          of Beneficial Ownership    Percent
      Title of Class         of Beneficial Owner          as of January 1, 1997     of Class
  ------------------------   --------------------         ---------------------     --------
  General Partner Interest   Genesis Energy, L.L.C.                1  <F1>          100.00
                             500 Dallas, Suite 2500
                             Houston, TX  77002

  General Partner Interest   Salomon Smith Barney Holdings Inc.    1  <F1>          100.00
                             Seven World Trade Center
                             New York, NY  10048

  General Partner Interest   Howell Corporation                    1  <F1>          100.00
                             1111 Fannin, Suite 1500
                             Houston, TX  77002
  _____________________

  <F1>   Salomon owns 54% of Genesis Energy, L.L.C., and Howell owns 46% of
     Genesis Energy, L.L.C. The reporting of the General Partner interest shall not be deemed to be a concession that such interest represents a security.

  The following table sets forth certain information as of February 28, 1999, regarding the beneficial ownership of the Common Units by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                          Amount and Nature of Beneficial Ownership
                                          -------------------------------------------
                                         Sole Voting and  Shared Voting and  Percent
   Title of Class            Name        Investment Power  Investment Power  of Class
  -------------------- ---------------   ----------------  ----------------  --------
  Genesis Energy, L.P.  Thomas W. Jasper            -             -             -
  Common Unit           John P. vonBerg        12,841             -             *
                        Mark J. Gorman         11,841             -             *
                        Michael A. Peak           409             -             *
                        Paul N. Howell          1,200             -             *
                        Robert T. Moffett           -             -             -
                        Donald H. Anderson      1,000             -             *
                        Herbert I. Goodman      2,000             -             *
                        J. Conley Stone         1,000             -             *
                        John M. Fetzer         11,841             -             *
                        Kerry W. Mazoch         2,851             -             *
                        Allen R. Stanley       10,348         6,400             *

                        All directors and
                          executive officers
                          as a group
                          (15 in number)       61,923         6,400             *
  -----------------
  * Less than 1%

  The above table includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.
Item 13.  Certain Relationships and Related Transactions

  See Note 13 to the Consolidated Financial Statements for information regarding certain transactions between Genesis and the General Partner, Salomon, Howell and their subsidiaries and affiliates.

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

  Distribution Support Agreement. To further enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units with respect to each quarter through the quarter ending December 31, 2001, Salomon has agreed in the Distribution Support Agreement, subject to certain limitations, to contribute or cause to be contributed cash, if necessary, to the Partnership in return for APIs. Salomon's obligation to purchase APIs is limited to a maximum amount outstanding at any one time equal to $17.6 million. The Unitholders have no independent right separate and apart from the Partnership to enforce obligations of Salomon under the Distribution Support Agreement. See "Cash Distribution Policy--Distribution Support."

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) and (2)  Financial Statements and Financial Statement Schedules

  See "Index to Consolidated Financial Statements" set forth on page 30.

  (a)(3)  Exhibits
           3.1  Certificate of Limited Partnership of Genesis Energy,
                L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to
                Registration Statement, File No. 333-11545)
     **    3.2  Agreement of Limited Partnership of Genesis
     **    3.3  Certificate of Limited Partnership of Genesis Crude Oil,
                L.P. (the "Operating Partnership")
           3.4  Agreement of Limited Partnership of the Operating
                Partnership (incorporated by reference to Exhibit 3.4 to
                Registration Statement, File No. 333-11545)
     **    10.1 Purchase & Sale and Contribution & Conveyance Agreement
                dated as of December 3, 1996 among Basis Petroleum, Inc.
                ("Basis"), Howell Corporation ("Howell"), certain subsidiaries of Howell, Genesis, the Operating Partnership and Genesis
                Energy, L.L.C.
     **    10.2 First Amendment to Purchase & Sale and Contribution &
                Conveyance Agreement
     **    10.3 Distribution Support Agreement among the Operating
                Partnership and Salomon Inc
     **    10.4 Master Credit Support Agreement among the Operating
                Partnership, Salomon Inc and Basis
     **    10.5 Redemption and Registration Rights Agreement among Basis,
                Howell, certain Howell subsidiaries, Genesis and the Operating
                Partnership
           10.7 Non-competition Agreement among Genesis, the
                Operating Partnership, Salomon Inc, Basis and Howell
                (incorporated by reference to Exhibit 10.6 to Registration
                Statement, File No. 333-11545)
     **    10.8 Employment Agreement between Genesis Energy, L.L.C. and
                John P. vonBerg
     **    10.9 Employment Agreement between Genesis Energy, L.L.C. and
                Mark J. Gorman
     **    10.10     Employment Agreement between Genesis Energy, L.L.C.
                and John M. Fetzer
           10.11     Employment Agreement between Genesis Energy,
                L.L.C. and Ross A. Benavides (incorporated by reference to
                Exhibit 10.3 to Form 10-Q for the quarterly period ended
                September 30, 1998)
     **    10.12     Employment Agreement between Genesis Energy, L.L.C.
                and Paul A. Scoff
     **    10.13     Employment Agreement between Genesis Energy, L.L.C.
                and Allen R. Stanley
     **    10.14     Employment Agreement between Genesis Energy, L.L.C.
                and Ben F. Runnels
           10.15     Office Lease at One Allen Center between Trizec
                Allen Center Limited Partnership (Landlord) and Genesis Crude
                Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to
                Form 10-Q for the quarterly period ended September 30, 1997)
           10.16     Third Amendment to Master Credit Support
                Agreement (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)
           10.17     Sixth Amendment to Master Credit Support
                Agreement (incorporated by reference to Exhibit 10.17 to Form
                10-K for the year ended December 31, 1997)
           10.18     Amended and Restated Restricted Unit Plan
                (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1997)
           10.19     Loan Agreement by and between Genesis Crude Oil,
                L.P. and Bank One, Texas, N.A. dated as of August 14, 1998
                (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1998)

           10.20     Amendment No. 1 to Loan Agreement by and between
                Genesis Crude Oil, L.P. and Bank One, Texas, N.A. dated as of
                August 14, 1998 (incorporated by reference to Exhibit 10.2 to
                Form 10-Q for the quarterly period ended September 30, 1998)
      *    10.21     Amendment No. 2 to Loan Agreement by and between
                Genesis Crude Oil, L.P. and Bank One, Texas, N.A. dated as of
                August 14, 1998
           11.1 Statement Regarding Computation of Per Share Earnings
                (See Note 3 to the Consolidated Financial Statements - "Net
                Income Per Unit")
      *    21.1 Subsidiaries of the Registrant
      *    27   Financial Data Schedule
     ____________________
     *    Filed herewith
     ** Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the Year Ended December 31, 1996.

  (b)  Reports on Form 8-K

     None.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26 day of March, 1998.

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


/s/ John P. vonBerg *      Director, Chief Executive Officer    March 26, 1999
------------------------
   John P. vonBerg                       and President
                               (Principal Executive Officer)

/s/ Ross A. Benavides             Chief Financial Officer       March 26, 1999
------------------------
   Ross A. Benavides           (Principal Financial and
                                    Accounting Officer)

/s/ Thomas W. Jasper *          Chairman of the Board and       March 26, 1999
------------------------
   Thomas W. Jasper                    Director

/s/ Michael A. Peak *                  Director                 March 26, 1999
------------------------
   Michael A. Peak

/s/ Paul N. Howell *                   Director                 March 26, 1999
------------------------
   Paul N. Howell

/s/ Robert T. Moffett *                Director                 March 26, 1999
------------------------
   Robert T. Moffett

/s/ Mark J. Gorman *      Director, Chief Operating Officer and March 26, 1999
------------------------
   Mark J. Gorman              Executive Vice President





* By /s/  Ross A. Benavides
     ------------------------
          Ross A. Benavides
          (Attorney-in-fact for persons indicated)

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Page
                                                                    ----

Report of Independent Public Accountants                             31

Consolidated Balance Sheets, December 31, 1998 and 1997              32

Consolidated Statements of Operations for the Years Ended December
 31, 1998 and 1997, Pro Forma Consolidated Statement of Operations
 for the Year Ended December 31, 1996, Consolidated Statement of Operations for the One Month Ended December 31, 1996, and
 Statement of Operations for the Eleven Months Ended November 30,
 1996 (Predecessor)                                                  33

Consolidated Statements of Cash Flows for the Years Ended December
 31, 1998 and 1997 and for the One Month Ended December 31, 1996,
 and Statement of Cash Flows for the Eleven Months Ended November
 30, 1996 (Predecessor)                                              34

Consolidated Statements of Partners' Capital for the Years Ended
 December 31, 1998 and 1997 and for the One Month Ended December
 31, 1996, and Statement of Divisional Equity for the Eleven
 Months Ended November 30, 1996 (Predecessor),                       35

Notes to Consolidated Financial Statements                           36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genesis Energy, L.P.:

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P., (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related consolidated statements of operations, cash flows and partners' capital for the years ended December 31, 1998 and 1997 and for the one month ended December 31, 1996. We have also audited the statements of operations, cash flows and divisional equity of the Predecessor (as defined in Note 1 to the consolidated financial statements) for the eleven months ended November 30, 1996. These financial statements are the responsibility of the Partnership's management and the Predecessor's management, respectively. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the one month ended December 31, 1996 and the results of the operations and the cash flows of the Predecessor for the eleven months ended November 30, 1996, in conformity with generally accepted accounting principles.



     ARTHUR ANDERSEN LLP


Houston, Texas
February 18, 1999

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     December 31,December 31,
                                                          1998     1997
                                                       --------  --------
                   ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $  7,710  $ 11,812
     Accounts receivable -
          Trade                                         167,600   209,869
          Related party                                   4,634         -
     Inventories                                          1,966     2,598
     Other                                                3,306     3,488
                                                       --------  --------
          Total current assets                          185,216   227,767

FIXED ASSETS, at cost                                   119,310   109,537
     Less:  Accumulated depreciation                    (20,707)  (16,464)
                                                       --------  --------
          Net fixed assets                               98,603    93,073

OTHER ASSETS, net of amortization                        13,354    10,274
                                                       --------  --------

TOTAL ASSETS                                           $297,173  $331,114
                                                       ========  ========


     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable -
          Trade                                        $172,143  $215,159
          Related party                                   6,200     2,832
     Accrued liabilities                                  5,171     6,547
                                                       --------  --------
          Total current liabilities                     183,514   224,538

LONG-TERM DEBT                                           15,800         -

COMMITMENTS AND CONTINGENCIES (Note 20)

MINORITY INTERESTS                                       29,988    28,225

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued;
       8,604 and 8,625 units outstanding at
       December 31, 1998 and 1997, respectively          66,832    76,783
     General partner                                      1,357     1,568
                                                       --------  --------
          Subtotal                                       68,189    78,351
     Treasury units, 21 units at December 31, 1998         (318)        -
                                                       --------  --------
          Total partners' capital                        67,871    78,351
                                                       --------  --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $297,173  $331,114
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                                                    One Month   Eleven Months
                                              Year Ended   Year Ended   Year Ended    Ended         Ended
                                             December 31, December 31, December 31, December 31, November 30,
                                                 1998         1997        1996         1996          1996
                                              ----------  -----------  ----------   ------------ ------------
                                                                       (Pro forma)               (Predecessor)
                                                                       (Unaudited)
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                   $2,178,224   $2,911,333  $3,101,632     $318,110    $2,194,156
          Related parties                         38,718      443,606   1,464,202       52,449     1,403,951
     Pipeline revenues                            16,533       17,989      16,780        1,426             -
                                              ----------   ----------  ----------     --------    ----------
          Total revenues                       2,233,475    3,372,928   4,582,614      371,985     3,598,107
COST OF SALES:
     Crude costs, unrelated parties            2,141,715    3,147,694   4,179,974      363,735     3,245,123
     Crude costs, related parties                 42,814      183,490     346,389        2,988       327,963
     Field operating costs                        12,778       12,107      15,092        1,290         6,744
     Pipeline operating costs                      7,971        6,016       4,978          463             -
                                              ----------   ----------  ----------     --------    ----------
          Total cost of sales                  2,205,278    3,349,307   4,546,433      368,476     3,579,830
                                              ----------   ----------  ----------     --------    ----------
GROSS MARGIN                                      28,197       23,621      36,181        3,509        18,277
EXPENSES:
     General and administrative                   11,468        8,557       9,470        1,363         3,316
     Depreciation and amortization                 7,719        6,300       6,834          518         1,396
     Nonrecurring charges                            373            -           -            -             -
                                              ----------   ----------  ----------     --------    ----------

OPERATING INCOME                                   8,637        8,764      19,877        1,628        13,565
OTHER INCOME (EXPENSE):
     Interest, net                                   154        1,063          56           56           294
     Other, net                                       28           21         (74)           -           (83)
                                              ----------   ----------  ----------     --------    ----------

Income before income taxes and
  minority interests                               8,819        9,848      19,859        1,684        13,776

Income tax provision                                   -            -           -            -         5,167
                                              ----------   ----------  ----------     --------    ----------
Net income before minority interests               8,819        9,848      19,859        1,684         8,609

Minority interests                                 1,763        1,968       3,970          337             -
                                              ----------   ----------  ----------     --------    ----------
NET INCOME                                    $    7,056   $    7,880  $   15,889     $  1,347    $    8,609
                                              ==========   ==========  ==========     ========    ==========

NET INCOME PER COMMON UNIT-BASIC AND DILUTED  $     0.80   $     0.90  $     1.81     $   0.15
                                              ==========   ==========  ==========     ========

WEIGHTED AVERAGE NUMBER OF COMMON
  UNITS OUTSTANDING                                8,606        8,625       8,625        8,625
                                              ==========   ==========  ==========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             One Month Eleven Months
                                                      Year Ended  Year Ended   Ended      Ended
                                                     December 31,December 31,December 31,November 30,
                                                         1998        1997       1996      1996
                                                       --------   ---------  --------- ---------
                                                                                      (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  7,056   $   7,880  $   1,347 $   8,609
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities -
          Depreciation                                    6,529       5,820        479     1,396
          Amortization of intangible assets               1,190         480         39         -
          Loss (gain) on disposal of assets                 269         (21)         -        82
          Minority interests equity in earnings           1,763       1,968        337         -
          Other noncash charges                           1,503          66        200       (12)
          Changes in components of working capital -
             Accounts receivable                         37,635     178,938   (384,681) (133,676)
             Inventories                                  1,384       1,257     (4,944)    2,763
             Other current assets                           182      (2,092)    (1,260)      (17)
             Accounts payable                           (39,648)   (172,761)   381,418   118,948
             Accrued liabilities                         (1,446)     (1,330)     6,218      (694)
                                                       --------   ---------  --------- ---------
Net cash provided by (used in) operating activities      16,417      20,205       (847)   (2,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                (13,431)     (5,848)      (106)   (1,100)
     Increase in other assets                            (4,270)       (162)         -    (1,203)
     Purchase of operations of Howell                         -           -    (74,021)        -
     Proceeds from sales of assets                          188         348          -       270
                                                       --------   ---------  --------- ---------
Net cash used in investing activities                   (17,513)     (5,662)   (74,127)   (2,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Loan Agreement                     15,800           -          -         -
     Distributions to common unitholders                (17,208)    (14,317)         -         -
     Distributions to General Partner                      (352)       (292)         -         -
     Purchase of treasury units                          (1,246)          -          -         -
     General Partner contribution at formation                -           -      2,941         -
     Net proceeds of public offering of Common Units          -           -    162,975         -
     Distribution to Basis at formation                       -           -    (86,985)        -
     Net advances from Basis                                  -           -          -     4,634
     Other                                                                -          -       543    -
                                                       --------   ---------  --------- ---------
Net cash (used in) provided by financing activities      (3,006)    (14,609)    79,474     4,634
                                                       --------   ---------  --------- ---------

Net (decrease) increase in cash and cash equivalents     (4,102)        (66)     4,500         -

Cash and cash equivalents at beginning of period         11,812      11,878      7,378         -
                                                       --------   ---------  --------- ---------

Cash and cash equivalents at end of period             $  7,710   $  11,812  $  11,878 $       -
                                                       ========   =========  ========= =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF PARTNERS'
                            CAPITAL/DIVISIONAL EQUITY
                                 (In thousands)


                                                                  Partners' Capital
                                                     ----------------------------------------
                                                        Common    General   Treasury           Divisional
                                                     Unitholders  Partner    Units     Total     Equity
                                                     -----------  -------    ------  -------- -------------
                                                                                              (Predecessor)

Divisional equity at December 31, 1995                                                          $(8,437)
Net income for eleven months ended November 30, 1996                                              8,609
Net advances from Basis                                                                           4,634
                                                                                                -------
Divisional equity at November 30, 1996                                                          $ 4,806
                                                                                                =======

Initial capital based on issuance of partnership
  interests (see Note 1)                               $ 82,058    $1,675   $     -  $ 83,733
Net income for the one month ended December 31, 1996      1,320        27         -     1,347
                                                       --------    ------   -------  --------
Partners' capital at December 31, 1996                   83,378     1,702         -    85,080
Net income for the year ended December 31, 1997           7,722       158         -     7,880
Cash distributions for the year ended
  December 31, 1997                                     (14,317)     (292)        -   (14,609)
                                                       --------    ------   -------  --------
Partners' capital at December 31, 1997                   76,783     1,568         -    78,351
Net income for the year ended December 31, 1998           6,915       141         -     7,056
Cash distributions for the year ended
  December 31, 1998                                     (17,208)     (352)        -   (17,560)
Purchase of treasury units                                    -         -    (1,246)   (1,246)
Issuance of treasury units to Restricted Unit
  Plan participants                                           -         -       928       928
Excess of expense over cost of treasury units
  issued for Restricted Unit Plan                           342         -         -       342
                                                       --------    ------   -------  --------
Partners' capital, December 31, 1998                   $ 66,832    $1,357   $  (318) $ 67,871
                                                       ========    ======   =======  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. Genesis Crude Oil, L.P. has two subsidiary limited partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to collectively as GCOLP. The General Partner owns a 2% general partner interest in GELP.

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

  At formation, Basis had the largest ownership interest in the Partnership, with an effective 10.58% limited partner interest in GCOLP and ownership of 54% of the General Partner; therefore, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis were treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell's operations was treated as a purchase for accounting purposes. See Note 6.

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of December 31, 1998 and 1997 for GELP and its results of operations, cash flows and changes in partners' capital for the years ended December 31, 1998 and 1997 and the one month ended December 31, 1996, and the results of operations, cash flows and changes in divisional equity for the Predecessor for the eleven months ended November 30, 1996.

  The accompanying financial statements of the Predecessor were prepared in connection with the public offering of limited partner interests in the Partnership. These financial statements include the accounts of the Predecessor, a division of Basis, which was a wholly-owned subsidiary of Salomon. Cash flows of the Predecessor not funded from operating activities were funded by Basis prior to the formation of the Partnership. Changes in divisional equity during the eleven months ended November 30, 1996, which are not attributable to net income of the Predecessor, represent net advances to or from Basis.

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

  Nature of Operations

    The principal business activities of the Partnership are the purchasing, gathering, transporting and marketing of crude oil in the United States. The Partnership gathers approximately 114,000 barrels per day at the wellhead principally in the southern and southwestern states. The Partnership also owns and operates three crude oil pipelines onshore. The onshore pipelines are in Texas, Mississippi/Louisiana and Florida/Alabama.

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

  Cash and Cash Equivalents

    The Partnership considers investments purchased with an original maturity of three months or less to be cash equivalents. Funds deposited with Salomon, as discussed in Note 13, are also considered cash equivalents. The Partnership has no requirement for compensating balances or restrictions on cash.

  Inventories

    Crude oil inventories held for sale are valued at market. Store warehouse inventories, including tractor and trailer parts, supplies and fuel, are carried at the lower of cost or market.

   Fixed Assets

    Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 20 years for pipelines and related assets, 3 to 7 years for vehicles and transportation equipment, and 3 to 10 years for buildings, office equipment, furniture and fixtures and other equipment. Maintenance and repair costs are charged to expense as incurred. Costs incurred for major replacements and upgrades are capitalized and depreciated over the remaining useful life of the asset. Certain volumes of crude oil are classified in fixed assets as they are necessary to ensure efficient and uninterrupted operations of the gathering businesses. These crude oil volumes were reclassified to fixed assets from inventories during 1998 and are carried at their weighted average cost.

  Other Assets

    Other assets consist primarily of intangibles and goodwill. Intangibles include a covenant not to compete, which is being amortized over five years. Goodwill represents the excess of purchase price over fair value of the net assets acquired for acquisitions accounted for as purchases and is being amortized over a period of 20 years.

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

  Hedging Activities

    The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of crude oil price fluctuations on inventories and contractual commitments. Gains and losses related to these hedging activities are deferred until the transaction being hedged has settled and its related profit or loss is recognized. Deferred gains and losses from hedging activities are included in the Consolidated Balance Sheets in accrued liabilities or accounts receivable, respectively. Recognized gains and losses from hedging activities are included in crude costs in the Consolidated Statements of Operations. Unrecognized (loss) gains of $(1,042,000) and $1,397,000 were deferred on these contracts at December 31, 1998 and 1997, respectively.

    Based on the historical correlations between the NYMEX price for West Texas intermediate crude at Cushing, Oklahoma, and the various trading hubs at which the Partnership trades, the Partnership's management believes the hedging program has been effective in minimizing the overall price risk. The Partnership continuously monitors the basis (location) differentials between its various trading hubs and Cushing, Oklahoma, to further manage its exposure.

    Should a hedging contract became ineffective or otherwise cease to serve as a hedge, the hedging instrument is accounted for under the mark-to-market method of accounting. Under this method, the contract is reflected at market value, and the resulting unrealized gains and losses are recognized currently in crude costs in the Consolidated Statements of Operations.

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

   Net Income Per Common Unit

    Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding was 8,605,934 and 8,625,000 for the years ended December 31, 1998 and 1997, respectively, and 8,625,000 for the one-month ended December 31, 1996. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

  Reclassifications

    Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

4.  New Accounting Pronouncements

  Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was issued in June 1997, with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct adjustments to equity. The Partnership had no items of comprehensive income for any of the periods presented.

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued in June 1997, establishing standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. The Partnership has evaluated and assessed the reporting criteria under SFAS No. 131 and has concluded that it operates as a single business segment based primarily on the Partnership's overall management approach.

  In November 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". This consensus, effective in the first quarter of 1999, requires that certain energy related contracts be marked-to-market, with gains or losses recognized in current earnings. The Partnership is in the process of determining the extent to which its activities meet the definition in EITF Issue 98-10 of "trading" activities.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This new standard, which the Partnership will be required to adopt for its fiscal year 2000, will change the method of accounting for changes in the fair value of certain derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership is in the process of evaluating the impact that this statement will have on its results of operations and financial position. This new standard could increase volatility in net income and comprehensive income.

5.  Business Segment and Customer Information

  As discussed in Note 4, based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. A significant portion of the Partnership's revenues in 1997 and earlier periods resulted from transactions with Basis and other Salomon affiliates. No other customer accounted for more than 10% of the Partnership's revenues in any period.

6.  Acquisition of Howell

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

                                                    Year Ended
                                                   December 31,
                                                       1996
                                                   -----------
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

7.  Inventories

  Inventories consisted of the following (in thousands).

                                                December 31,
                                             ------------------
                                               1998       1997
                                              ------     ------
     Crude oil inventories, at market        $1,644      $2,304
     Store warehouse inventories, at lower
       of cost or market                        322         294
                                             ------      ------
           Total inventories                 $1,966      $2,598
                                             ======      ======

  The Partnership has reclassified balances previously described as minimum crude inventories from inventory to fixed assets to better reflect the true nature of the underlying asset. The volumes associated with this asset are not held for sale as they are required to be on hand to ensure the efficient and uninterrupted operation of the gathering activities.

8.  Fixed Assets

  Fixed assets consisted of the following (in thousands).

                                                     December 31,
                                                --------------------
                                                  1998       1997
                                                --------    --------
     Land and buildings                         $  3,489    $  3,569
     Pipelines and related assets                 93,796      83,611
     Vehicles and transportation equipment         8,006       8,211
     Office equipment, furniture and fixtures      5,281       5,109
     Other                                         8,738       9,037
                                                --------    --------
                                                 119,310     109,537
     Less - Accumulated depreciation             (20,707)    (16,464)
                                                --------    --------
     Net fixed assets                           $ 98,603    $ 93,073
                                                ========    ========

  Depreciation expense was $6,529,000 and $5,820,000 for the years ended December 31, 1998 and 1997, respectively, $479,000 for the one month ended December 31, 1996, and $1,396,000 for the eleven months ended November 30, 1996.

9.  Other Assets

  Other assets consisted of the following (in thousands).

                                                December 31,
                                             ------------------
                                               1998       1997
                                              ------     ------
           Goodwill                         $ 9,401     $ 9,401
           NYMEX seats                        1,203       1,203
           Covenant not to compete            4,393         155
           Other                                 66          34
                                            -------     -------
                                             15,063      10,793
           Less - Accumulated amortization   (1,709)       (519)
                                            -------     -------
           Unamortized other assets         $13,354     $10,274
                                            =======     =======

  Amortization expense was $1,190,000 and $480,000 for the years ended December 31, 1998 and 1997, respectively, and $39,000 for the one month ended December 31, 1996. There was no amortization expense for the eleven months ended November 30, 1996.

10.  Credit Resources and Liquidity

  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities"), pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility. At December 31, 1998, the aggregate amount of obligations covered by guarantees was $152 million, including $89 million in payable obligations and $63 million of estimated crude oil purchase obligations for January 1999.

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

    There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the three-year credit support period expires in December 1999. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 1999 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

  Working Capital Facility

    Until replaced as described below, Salomon provided GCOLP with a Working Capital Facility of up to $50 million, which amount included direct cash advances not to exceed $35 million outstanding at any one time and letters of credit that may be required in the ordinary course of GCOLP's business.

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

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets (as defined in the Loan Agreement) to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of not less than $65 million.

    At December 31, 1998, the Partnership had $15.8 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at December 31, 1998. At December 31, 1998, $19.2 million was available to be borrowed under the Loan Agreement.

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

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods. At December 31, 1998, no APIs have been purchased by Salomon pursuant to the distribution support commitment. As a result of poor domestic crude oil market conditions, the General Partner may have to draw on the cash distribution support form Salomon during 1999.

    In addition, the Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

11.  Partnership Equity

  Partnership equity in GELP consists of the general partner interest of 2% and
8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. The general partner interest is held by the General Partner.

  GELP has an approximate 80.01% general partner interest in GCOLP. The remainder of GCOLP is held by Salomon, Howell and the General Partner. These interests, reflected in the consolidated financial statements as minority interests, are as follows.
                                                                 Interest in
                                                                    GCOLP
                                                                 -----------
    Subordinated limited partner interest held by:
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

12.  Nonrecurring Charge

  In the second quarter of 1998, the Partnership shut-in its Main Pass pipeline. A charge of $373,000 was recorded, consisting of $109,000 of costs related to the shut-in and a non-cash write-down of the asset of $264,000.

13.  Transactions with Related Parties

  Sales, purchases and other transactions with affiliated companies, except the guarantee fees paid to Salomon, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Basis was a wholly-owned subsidiary of Salomon until May 1, 1997, when Basis was sold to Valero Energy Corporation. Basis transferred its 54% interest in the general partner and its approximately 1.2 million Subordinated OLP Units to Salomon in conjunction with the sale of Basis.

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                                         One Month       Eleven
                              Year Ended    Year Ended     Ended      Months Ended
                             December 31,  December 31, December 31,  November 30,
                                 1998          1997         1996          1996
                             ------------  -----------  -----------   -----------
                                                                      (Predecessor)
    Sales to affiliates         $38,718     $443,606      $52,449      $1,403,951
    Purchases from affiliates   $42,814     $183,490      $ 2,988      $  327,963


  Clearing of Commodities Futures Transactions

    The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc. ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc. of $29,000.

    The Predecessor cleared its NYMEX transactions through Basis Clearing, Inc. and Phibro Energy Clearing, Inc., a wholly-owned subsidiary of Phibro Inc., a wholly-owned subsidiary of Salomon. The Predecessor paid commissions to these entities of $645,000 for the eleven months ended November 30, 1996.

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $15,428,000 and $14,973,000 for the years ended December 31, 1998 and 1997, respectively, and $703,000 for the one month ended December 31, 1996.

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

    Basis allocated certain general and administrative costs to the Predecessor for ancillary services, insurance and office space. These costs amounted to approximately $1,100,000 for the eleven months ended November 30, 1996.

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invests excess cash with Salomon and earns interest at market rates. At December 31, 1998 and 1997, the Partnership had $9.0 million and $14.0 million in funds, respectively, deposited with Salomon under the Treasury Management Agreement. Such amounts have been classified in the consolidated balance sheets as cash and cash equivalents. For the years ended December 31, 1998 and 1997, the Partnership earned interest of $288,000 and $833,000, respectively, on the investments with Salomon. For the one month ended December 31, 1996, the Partnership earned interest of $52,000 on these loans by the Partnership to Basis.

  Credit Facilities

    As discussed in Note 8, Salomon provides Credit Facilities to the Partnership. For the years ended December 31, 1998 and 1997 and the one month ended December 31, 1996, the Partnership paid Salomon $578,000, $730,000 and $102,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Salomon $18,000 for interest under the Credit Facilities during 1998. The Partnership paid Basis $85,000 for interest under the Credit Facilities during 1997.

14.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest for the years ended December 31, 1998 and 1997 was $422,000 and $1,139,000, respectively. Payments of interest were $274,000 and $122,000 for the year ended December 31, 1998 and 1997, respectively.

  Cash received by the Predecessor for imputed interest was $299,000 for the eleven months ended November 30, 1996.

  Cash paid for state income taxes and the imputed cash payments made by the Predecessor for federal income taxes totaled $6,030,000 during the eleven months ended November 30, 1996 related to 1995.

15.  Employee Benefit Plans

  The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. Beginning January 1, 1997, employees of the General Partner provide those services and are covered by various retirement and other benefit plans. The General Partner's employees participated in the plans of Basis in 1997. Beginning in 1998, the General Partner maintained its own plans.

  In order to encourage long-term savings and to provide additional funds for retirement to its employees, the General Partner sponsors a profit-sharing and retirement savings plan. Under this plan, the General Partner's matching contribution is calculated as the lesser of 50% of each employee's annual pretax contribution or 3% of each employee's total compensation. The General Partner also made a profit-sharing contribution of at least 3% of each eligible employee's total compensation. The General Partner's costs relating to this plan were $619,000 and $474,000 for the years ended December 31, 1998 and 1997, respectively. The Predecessor's costs relating to this plan were $267,000 for the eleven months ended November 30, 1996.

  The General Partner also provided certain health care and survivor benefits for its active employees. In 1998, these plans were fully-insured. In 1997 and 1996, these benefit programs were self-insured. In 1999, these plans will be self-insured. The expenses of the General Partner for these benefits were $1,338,000, $1,731,000 and $200,000 in 1998, 1997 and for the one month ended
December 31, 1996, respectively. Expenses allocated to the Predecessor for these benefits were $369,000 for the eleven months ended November 30, 1996.

  The General Partner also adopted two new plans in January 1997 and amended these plans in January 1998. These plans are a restricted unit plan ("Restricted Unit Plan") for key employees of the General Partner and the Genesis Incentive Compensation Plan ("Incentive Plan").

  Restricted Unit Plan

     In January 1997, the General Partner adopted a restricted unit plan for key employees of the General Partner that provided for the award of rights to receive Common Units under certain restrictions, including meeting thresholds tied to Available Cash and Adjusted Operating Surplus. Initially, rights to receive 291,000 Common Units were available under the restricted unit plan with rights to receive 194,000 Common Units allocated to approximately 30 individuals. The restricted units would vest upon the conversion of Subordinated OLP Units to Common OLP Units. In the event of early conversion of a portion of the Subordinated OLP Units into Common OLP Units, the restricted units would vest in the same proportion. The Partnership recorded no compensation expense related to the restricted unit plan in 1997 due to uncertainty as to whether the necessary vesting conditions would be met. Likewise, the restricted units were not considered in diluted net income per common unit in 1997 as none of the vesting conditions had been met in any period.

     In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and Adjusted Operating Surplus were eliminated. The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 240,000 Common Units (the "Restricted Units") have been allocated to approximately 32 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions. The remaining rights to receive 51,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

     Upon "vesting" in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such participant. Units issued to participants may be newly issued Units acquired by the General Partner from the Partnership at then prevailing market prices or may be acquired by the General Partner in the open market. In 1998, one-third of the Restricted Units allocated to each individual vested and the units issued were acquired on the open market. In either case, the associated expense will be borne by the Partnership. Until Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The participant shall receive cash awards based on the number of non-vested units held by such participant to the extent that distributions are paid on Subordinated OLP Units. To date, no distributions have been paid with respect to Subordinated OLP Units. No consideration will be payable by the participants in the Restricted Unit Plan upon vesting and issuance of the Common Units. Additionally, the participant cannot sell the Common Units until one year after the date of vesting.

     Termination without cause in violation of a written employment agreement, or a Significant Event as defined in the Restricted Unit Plan, will result in immediate vesting of all non-vested units and conversion to Common Units without any restrictions.

     In 1998, the Partnership recorded expense of $1,617,000 related to the Restricted Units.

  Incentive Plan

     The Incentive Plan is designed to enhance the financial performance of the Partnership by rewarding the executive officers and other specific key employees for achieving annual financial performance objectives. The Incentive Plan will be administered by the Compensation Committee. Individual participants and payments, if any, for each calendar year will be determined by and in the discretion of the Compensation Committee. No incentive payment will be made with respect to any year unless (i) the aggregate MQD in the Incentive Plan year has been distributed to each holder of Common Units, plus any arrearage thereon,
(ii) the Adjusted Operating Surplus generated during such year has equaled or exceeded the sum of the MQD on all of the outstanding Common Units and the related distribution on the General Partner's interest during such year and
(iii) no APIs are outstanding. In addition, incentive payments will not exceed $375,000 with respect to any year unless (i) each holder of Subordinated OLP Units has also received the aggregate MQD and (ii) the Adjusted Operating Surplus generated during such year exceed the sum of the MQD on all of the outstanding Common Units and Subordinated OLP Units and the related distribution on the General Partner's interest during such year. Any incentive payments will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Incentive Plan at any time. No incentive payments have been made under the Incentive Plan, although the Compensation Committee has awarded performance bonuses.

16.  Income Taxes

  The components of the provision for income taxes for the Predecessor are as follows (in thousands).
                                       November 30,
                                           1996
                                      -------------
             Current -
              Federal                    $4,656
              State                         523
               Total current              5,179
             Deferred -
              Federal                       (12)
                                         ------
               Total deferred               (12)
                                         ------
               Total provision           $5,167
                                         ======

  A reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the Predecessor's effective tax rate is as follows (in thousands).

                                       November 30,
                                           1996
                                      -------------
        Provision for income taxes at
          the statutory rate              $4,822
          State taxes, net of federal
            tax benefit                      340
          Other                                5
                                          ------
          Provision for income taxes      $5,167
                                          ======

  Net operating loss carryforwards have not been utilized as a reduction against the Predecessor's future tax liability. Rather, as the losses were utilized on the consolidated tax return, the benefit has been reflected as a contribution from Basis in the Predecessor's equity in the year of benefit.

17.  Market Risk

    The Partnership's market risk in the purchase and sale of its crude oil contracts is the potential loss that can be caused by a change in the market value of the asset or commitment. In order to hedge its exposure to such market fluctuations, the Partnership enters into various financial contracts, including futures, options and swaps.

Normally, any contracts used to hedge market risk are less than one year in duration. Changes in the market value of these transactions are deferred until the gain or loss is recognized on the hedged transaction, at which time such gains and losses are recognized through crude costs.

18.  Concentration and Credit Risk

    The Partnership derives its revenues from customers primarily in the crude oil industry. This industry concentration has the potential to impact the Partnership's overall exposure to credit risk, either positively or negatively, in that the Partnership's customers could be affected by similar changes in economic, industry or other conditions. However, the Partnership believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Partnership's customer base. The Partnership's portfolio of accounts receivable is comprised primarily of major international corporate entities with stable payment experience. The credit risk related to contracts which are traded on the New York Mercantile Exchange (NYMEX) is limited due to the daily cash settlement procedures and other NYMEX requirements.

    The Partnership has established various procedures to manage its credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that management's established credit criteria are met.

19.  Fair Value of Financial Instruments

    The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities in the Consolidated Balance Sheets approximated fair value due to the short maturity of these instruments. Additionally, the carrying value of the long-term debt approximated fair value due to its floating rate of interest.

    Estimated fair values of option contracts used as hedges and the net gains and losses, both recognized and deferred, arising from hedging activities at December 31, 1998, 1997 and 1996 are as follows (in thousands).


                                       1998                    1997                    1996
                             ----------------------- ----------------------- ----------------------
                                              Net                     Net                     Net
                             Carrying Fair   Gains   Carrying Fair   Gains   Carrying Fair   Gains
                              Amount  Value (Losses)  Amount  Value (Losses)  Amount  Value (Losses)
                             -------- ----- -------- -------- ----- -------- -------- ----- --------
    Option contracts written   $ -     $ -     $ -    $1,356   $803   $553     $ -     $ -     $ -

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

20.  Commitments and Contingencies

  The Partnership uses surface, vehicle and office leases in the course of its business operations. The Partnership also leases a segment of pipeline and four tanks for use in its pipeline operations. The future minimum rental payments under all noncancelable operating leases as of December 31, 1998, were as follows (in thousands).

     1999                                                $1,152
     2000                                                   687
     2001                                                   670
     2002                                                   670
     2003                                                   459
     2004 and thereafter                                    863
                                                         ------
     Total minimum lease obligations                     $4,501
                                                         ======


  Total operating lease expense was as follows (in thousands).

     Year ended December 31, 1998                        $1,921
     Year ended December 31, 1997                        $1,060
     One month ended December 31, 1996                   $  133
     Eleven months ended November 30, 1996               $  522

  The Partnership has contractual commitments (primarily forward contracts) arising in the ordinary course of business. At December 31, 1998, the Partnership had commitments to purchase 19,840,000 barrels of crude oil at fixed prices ranging from $9.60 to $17.46 per barrel extending to February 2000, and commitments to sell 19,893,000 barrels of crude oil at fixed prices ranging from $9.65 to $20.25 per barrel extending to January 2000. Additionally, the Partnership had commitments to purchase 15,610,000 barrels of crude oil extending to December 1999, and commitments to sell 14,427,000 barrels of crude oil extending to October 1999, associated with market-price related contracts.

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