Form 10-Q
period 1999-03-31
GENESIS ENERGY LP
filed 1999-05-12
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549





                               FORM 10-Q



              [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                          Yes X         No



                       This report contains 17 pages

                            GENESIS ENERGY, L.P.

                                 Form 10-Q

                                   INDEX



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                           Page
     Condensed Consolidated Balance Sheets - March 31, 1999 and
       December 31, 1998                                                   3

     Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 1999 and 1998                          4

     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1999 and 1998                          5

     Condensed Consolidated Statement of Partners' Capital for the
       Three Months Ended March 31, 1999                                   6

     Notes to Condensed Consolidated Financial Statements                  7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    12


PART II.  OTHER INFORMATION
Item 1.    Legal Proceedings                                              16
Item 6.    Exhibits and Reports on Form 8-K                               16

                            GENESIS ENERGY, L.P.
                        CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                            March 31,            December 31,
                                              1999                   1998
                                           (Unaudited)
           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $7,157                 $7,710
     Accounts receivable -
          Trade                               142,497                167,600
          Related party                         4,016                  4,634
     Inventories                                6,641                  1,966
     Other                                      4,484                  3,306
                                            ---------              ---------
          Total current assets                164,795                185,216

FIXED ASSETS, at cost                         117,915                119,310
     Less:  Accumulated depreciation          (20,460)               (20,707)
                                            ---------              ---------
          Net fixed assets                     97,455                 98,603

OTHER ASSETS, net of amortization              13,004                 13,354
                                             --------               --------
TOTAL ASSETS                                 $275,254               $297,173
                                             ========               ========

      LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable -
          Trade                              $148,943               $172,143
          Related party                         4,717                  6,200
     Accrued liabilities                        4,237                  5,171
                                             --------               --------
          Total current liabilities           157,897                183,514

LONG-TERM DEBT                                 22,500                 15,800

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS                             30,266                 29,988

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued
       and 8,604 units outstandin              63,618                 66,832
     General partner                            1,291                  1,357
                                             --------               --------
          Subtotal                             64,909                 68,189
     Treasury Units, 21 units                    (318)                  (318)
                                             --------               --------
          Total partners' capital              64,591                 67,871
                                             --------               --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL      $275,254               $297,173
                                             ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per unit amounts)
                               (Unaudited)


                                              Three Months Ended March 31,
                                                1999                  1998

REVENUES:
     Gathering and marketing revenues
          Unrelated parties                   $370,373              $628,398
          Related parties                        9,254                17,500
     Pipeline revenues                           4,096                 4,359
                                              --------              --------
               Total revenues                  383,723               650,257
COST OF SALES:
     Crude costs, unrelated parties            365,917               626,342
     Crude costs, related parties                7,417                12,353
     Field operating costs                       2,652                 3,361
     Pipeline operating costs                    1,968                 1,865
                                              --------              --------
          Total cost of sales                  377,954               643,921
                                              --------              --------
GROSS MARGIN                                     5,769                 6,336
EXPENSES:
     General and administrative                  3,023                 2,741
     Depreciation and amortization               2,048                 1,633
                                              --------              --------
OPERATING INCOME                                   698                 1,962
OTHER INCOME (EXPENSE):
     Interest income                                30                   184
     Interest expense                             (210)                   (6)
     Gain on asset sales                           869                    19
                                              --------              --------
Income before minority interests                 1,387                 2,159

Minority interests                                 278                   431
                                              --------              --------
NET INCOME                                      $1,109                $1,728
                                              ========              ========

NET INCOME PER COMMON UNIT - BASIC
   AND DILUTED                                   $0.13                 $0.20
                                              ========              ========

NUMBER OF COMMON UNITS OUTSTANDING               8,604                 8,625
                                              ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)



                                               Three Months Ended March 31,
                                                  1999               1998
                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                  $1,109             $1,728
 Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities-
     Depreciation                                 1,699              1,508
     Amortization of intangible assets              349                125
     Minority interests equity in earnings          278                431
     Gain on asset dispositions                    (869)               (19)
     Other noncash charges                          373                407
     Changes in components of working capital -
       Accounts receivable                       25,721             14,332
       Inventories                               (4,675)             3,016
       Other current assets                      (1,178)               739
       Accounts payable                         (24,683)           (21,436)
       Accrued liabilities                       (1,307)               126
                                               --------           --------
Net cash (used in) provided by operating
  activities                                     (3,183)               957
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (665)            (2,047)
  Decrease (increase) in other assets                 1               (311)
  Proceeds from sale of assets                      983                 70
                                               --------           --------
Net cash provided by (used in) investing
  activities                                        319             (2,288)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Loan Agreement                 6,700                  -
  Distributions:
    To common unitholders                        (4,301)            (4,313)
    To General Partner                              (88)               (88)
                                               --------           --------
Net cash provided by (used in) financing
  activities                                      2,311             (4,401)
                                               --------           --------
Net decrease in cash and cash equivalents          (553)            (5,732)

Cash and cash equivalents at beginning
  of period                                       7,710             11,812
                                               --------           --------

Cash and cash equivalents at end of period       $7,157             $6,080
                                               ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                             GENESIS ENERGY, L.P.
               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                               (In thousands)
                                (Unaudited)


                                                  Partners' Capital
                                     Common      General    Treasury
                                  Unitholders    Partner     Units     Total
                                  -----------    -------    --------  -------
Partners' capital at
  December 31, 1998                 $66,832       $1,357      $(318)  $67,871
Net income for the three months
  ended March 31, 1999                1,087           22          -     1,109
Cash distributions for the three
  months ended March 31, 1999        (4,301)         (88)         -    (4,389)
                                    -------       ------      -----   -------
Partners' capital at
  March 31, 1999                    $63,618       $1,291      $(318)  $64,591
                                    =======       ======      =====   =======



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

2.  Basis of Presentation
  The accompanying financial statements and related notes present the consolidated financial position as of March 31, 1999 and December 31, 1998 for GELP and its results of operations, cash flows and changes in partners' capital for the three months ended March 31, 1999 and 1998.
  The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC.
  Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended March 31, 1999 and 1998 was 8,603,525 and 8,625,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

3.  New Accounting Pronouncements
  In November 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". This consensus, effective in the first quarter of 1999, requires that "energy trading" contracts be marked-to-market, with gains or losses recognized in current earnings. The Partnership has determined that its activities do not meet the definition in EITF Issue 98-10 of "energy trading" activities and, therefore, is not required to make any change in its accounting.
  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This new standard, which the Partnership will be required to adopt for its fiscal year 2000, will change the method of accounting for changes in the fair value of certain derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership is in the process of evaluating the impact that this statement will have on its results of operations and financial position. This new standard could increase volatility in net income and comprehensive income.

4.  Business Segment and Customer Information
  Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. A significant portion of the Partnership's revenues in 1997 and earlier periods resulted from transactions with Basis and other Salomon affiliates. No other customer accounted for more than 10% of the Partnership's revenues in any period.

5.  Credit Resources
  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities") pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility
    Salomon is providing a Guaranty Facility through December 31, 1999 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 1999 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase over the three-year period, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility. At March 31, 1999, the aggregate amount of obligations covered by guarantees was $134 million, including $72 million in payable obligations and $62 million of estimated crude oil purchase obligations for April 1999.
    The Master Credit Support Agreement contains various restrictive and affirmative covenants including (i) restrictions on indebtedness other than (a) pre-existing indebtedness, (b) indebtedness pursuant to Hedging Agreements (as defined in the Master Credit Support Agreement) entered into in the ordinary course of business and (c) indebtedness incurred in the ordinary course of business by acquiring and holding receivables to be collected in accordance with customary trade terms, (ii) restrictions on certain liens, investments, guarantees, loans, advances, lines of business, acquisitions, mergers, consolidations and sales of assets and (iii) compliance with certain risk management policies, audit and receivable risk exposure practices and cash management practices as may from time to time be revised or altered by Salomon in its sole discretion.
    Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain (a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, (d) a ratio of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization to Consolidated Fixed Charges of at least 1.75 to 1 as of the last day of each fiscal quarter prior to December 31, 1999 and (e) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement).
    An Event of Default could result in the termination of the Credit
Facilities at the discretion of Salomon.  Significant Events of Default include
(a) a default in the payment of (i) any principal on any payment obligation under the Credit Facilities when due or (ii) interest or fees or other amounts within two business days of the due date, (b) the guaranty exposure amount exceeding the maximum credit support amount for two consecutive calendar months,
(c) failure to perform or otherwise comply with any covenants contained in the Master Credit Support Agreement if such failure continues unremedied for a period of 30 days after written notice thereof and (d) a material misrepresentation in connection with any loan, letter of credit or guarantee issued under the Credit

Facilities. Removal of the General Partner will result in the termination of the Credit Facilities and the release of all of Salomon's obligations thereunder.
    There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the three-year credit support period expires in December 1999. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 1999 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

  Working Capital Facility
    In August 1998, GCOLP entered into a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. ("Bank One") to replace the Working Capital Facility that had been provided by Salomon. The Loan Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $35 million or the Borrowing Base (as defined in the Loan Agreement). Loans will bear interest at a rate chosen by GCOLP which would be one or more of the following: (a) a Floating Base Rate (as defined in the Loan Agreement) that is generally the prevailing prime rate less one percent; (b) a rate based on the Federal Funds Rate plus one and one-half percent or (c) a rate based on LIBOR plus one and one-quarter percent. The Loan Agreement provides for a revolving period until August 14, 2000, with interest to be paid monthly. All loans outstanding on August 14, 2000, are due at that time.
    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets (as defined in the Loan Agreement) to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of not less than $65 million.
    At March 31, 1999 and December 31, 1998, the Partnership had $22.5 million and $15.8 million, respectively, of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at March 31, 1999. At March 31, 1999, $12.5 million was available to be borrowed under the Loan Agreement.

  Distributions
    Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) Distributions of Available Cash to the holders of Subordinated OLP Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period (which will not end earlier than December 31, 2001) and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period. MQD is $0.50 per unit.
    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for
Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods. At March 31, 1999, no APIs have been purchased by Salomon pursuant to the distribution support commitment. As a result of poor domestic crude oil market conditions, the General Partner may have to draw on the cash distribution support from Salomon during 1999.
    In addition, the Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

6.  Transactions with Related Parties
  Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

  Sales and Purchases of Crude Oil
    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                             Three Months      Three Months
                                                Ended             Ended
                                               March 31,         March 31,
                                                1999              1998
                                             ------------      ------------
    Sales to affiliates                         $9,254            $17,500
    Purchases from affiliates                   $7,417            $12,353

  General and Administrative Services
    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $4,441,000 and $3,546,000 for the three months ended March 31, 1999 and 1998, respectively.
  Credit Facilities
    As discussed in Note 4, Salomon provides Credit Facilities to the Partnership. For the three months ended March 31, 1999 and 1998, the Partnership paid Salomon $139,000 and $154,000, respectively, for guarantee fees under the Credit Facilities.

7.  Supplemental Cash Flow Information
  Cash received by the Partnership for interest was $32,000 and $184,000 for the three months ended March 31, 1999 and 1998, respectively. Payments of interest were $198,000 and $8,000 for the three months ended March 31, 1999 and 1998, respectively.

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

9.  Distributions
  On April 19, 1999, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the three months ended March 31, 1999. This distribution will be paid on May 14, 1999, to the General Partner and all Common Unitholders of record as of the close of business on April 30, 1999. The Subordinated OLP Unitholders will not receive a distribution for that period.

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

Results of Operations - Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

  Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.
                                                Three Months Ended March 31,
                                                     1999           1998
                                                   --------       --------
    Gross margin
      Gathering and marketing                        $3,641         $3,842
      Pipeline                                       $2,128         $2,494

    General and administrative expenses              $3,023         $2,741

    Depreciation and amortization                    $2,048         $1,633

    Operating income                                   $698         $1,962

    Interest income (expense), net                    $(180)          $178

    Volumes per day
      Wellhead                                       88,160        110,723
      Bulk and exchange                             273,195        342,908
      Pipeline                                       88,754         89,519

  Gross margin from gathering and marketing operations is generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels of crude oil do not necessarily bear a relationship to gross margin, although such price levels significantly impact revenues and cost of sales. As a result, period-to-period variations in revenues and cost of sales are generally not meaningful in analyzing the variation in gross margin. Such changes are not addressed in the following discussion.
  Pipeline gross margins are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of the Partnership's pipeline operations.
  Gross margin from gathering and marketing operations was $3.6 million for the quarter ended March 31, 1999, as compared to $3.8 million for the quarter ended March 31, 1998. The primary factors affecting gathering and marketing gross margin were a decline in volumes, partially offset by increased margins per barrel. Lower oil prices reduced the production available for the Partnership to purchase due to curtailed production and drilling activities by oil producers. In addition, effective in the 1999 first quarter, the Partnership lost a large contract with a producer, resulting in a volume decline of approximately 21,000 barrels per day. This decline in volumes did not have a material impact on gross margin due to the profit sharing nature of the contract.
  Pipeline gross margin was $2.1 million for the quarter ended March 31, 1999, as compared to the pipeline gross margin of $2.5 million for the first quarter of 1998. Pipeline throughput decreased by 765 barrels per day between the two periods, reducing revenues.

  General and administrative expenses were $3.0 million for the three months ended March 31, 1999, an increase of $0.3 million over the 1998 period. The increase in 1999 can be attributed partially to $0.1 million of expenditures related to work being performed on the Year 2000 issue. The remaining increase is related to general increases in expenses between the two periods.
  Depreciation and amortization increased in the 1999 quarter as a result of depreciation and amortization on gathering and marketing assets acquired in April 1998 and pipeline assets acquired in October 1998. Additionally, in the 1999 quarter, the Partnership recognized a gain of $0.9 million as a result of the sale of excess tractors and trailers.

Liquidity and Capital Resources

  Cash Flows
    Cash flows used in operating activities were $3.2 million for the three months ended March 31, 1999. An increase in inventory quantities and values utilized operating cash flows. Operating activities in the prior year period provided cash of $1.0 million primarily due to variations in the timing of payment of crude purchase obligations.
    For the three months ended March 31, 1999, cash flows provided by investing activities were $0.3 million. The Partnership received cash of $1.0 million from the sale of excess equipment and expended $0.7 million for additions in property and equipment, primarily related to pipeline operations. In the 1998 first quarter, investing activities utilized cash flows of $2.3 million for property and equipment additions.
    Cash flows provided by financing activities were $2.3 million in the quarter ended March 31, 1999. The Partnership borrowed $6.7 million under its Loan Agreement. The Partnership also paid a distribution to common unitholders and the General Partner.

  Working Capital and Credit Resources
    As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Partnership has a Guaranty Facility with Salomon through December 31, 1999 and a Loan Agreement with Bank One for working capital purposes that extends through August 2000. At this time, Salomon does not intend to provide guarantees or other credit support after the three-year credit support period expires in December 1999. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 1999 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.
    The Partnership will pay a distribution of $0.50 per Unit for the three months ended March 31, 1999 on May 14, 1999 to the General Partner and all Common Unitholders of record as of the close of business on April 30, 1999. The subordinated OLP Unitholders will not receive a distribution for that period. Although the Partnership will not have to draw on the cash distribution support from Salomon to make this distribution, the Partnership may have to draw on that support later in 1999.

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

  Partnership's State of Readiness
    To address the Year 2000 issue, the Partnership has formed a Year 2000 Steering Committee to coordinate execution of a project to identify, assess and remedy any critical Year 2000 issues that might impact the Partnership ("Year 2000 Project" or "the Project"). The Year 2000 Project Steering Committee has established six phases for the Project. The six phases include (i) awareness,
(ii) inventory, (iii) assessment, (iv) remediation, (v) testing and (vi) implementation. The Year 2000 Steering Committee has classified the key automated systems for analysis as (a) financial systems applications, (b) operational system applications, (c) hardware and equipment, (d) embedded chip systems and (e) third-party systems. The Year 2000 Project includes addressing the Year 2000 exposure of third parties whose operations are material to the operations of the Partnership. The Partnership has retained a Year 2000 consulting firm to review the Partnership's Year 2000 Project Plan, execution of that Plan and associated contingency plans. The Year 2000 consulting firm reports its findings to the Year 2000 Steering Committee periodically. The status of the Year 2000 Project is reviewed with the Board of Directors at its quarterly meetings.
     The awareness phase of the Year 2000 project consists of an enterprise-wide awareness program to communicate to employees and other stakeholders the Year 2000 problems, the issues affecting the Partnership and the processes to be applied to the Project and to solicit participation to enhance the likelihood of success of this Project. The initial awareness phase activities have been completed; however, activities associated with the awareness phase will continue throughout the course of the Project.
    The inventory phase entails identifying all software applications, equipment, embedded chip systems and third-party systems that should be evaluated as part of this Project. All applications, equipment and systems have been identified for evaluation. Due to the dynamic nature of systems in the operations of the Partnership, the identification phase will be updated and reassessed throughout the course of the Project. A Year 2000 Change Management Program is being developed to monitor and control system changes that could affect the Partnership's Year 2000 Project.
    The assessment phase includes analysis and testing of inventoried applications, equipment and systems to determine the business impact, probability of failure and identification of the proper course of action to achieve Year 2000 compliance. All systems have been analyzed to determine the business impact of failure. All critical applications, equipment and systems have been assessed as to the probability of failure. The determination of the proper course of action for all critical applications, equipment and systems that are not yet compliant is substantially complete.
    The assessment phase of the project includes reasonable efforts to obtain representation and assurances from third parties that their applications, hardware and equipment, and systems being used by or impacting the Partnership are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are positive but inconclusive. As a result, management cannot predict the potential consequences to the Partnership if applications, hardware or systems under the control of third parties are not Year 2000 compliant.
    The remediation phase will include the modification, conversion or replacement of existing applications, hardware and systems that are determined not to be Year 2000 compliant. A software consulting firm has been engaged to perform the remediation phase on the Partnership's critical financial and operational systems that are to be modified or converted. Remediation of all other critical systems is currently underway and is expected to be completed by the end of the second quarter of 1999 or shortly thereafter.
    The testing phase will validate the results of the remediation phase. The implementation phase will perform business system modifications for applications, hardware and systems that are affected by the remediation phase.

Management expects that the testing and implementation phases will be substantially completed during the third quarter of 1999. Since the Partnership does not expect to materially change operating processes as part of the Year 2000 Project, management does not expect the implementation phase to be a significant part of the Project.

  Costs of the Year 2000 Project
    While the total cost of the Year 2000 Project is still under evaluation, management currently estimates that the total costs to be incurred by the Partnership for the Year 2000 Project will be between $400,000 and $600,000. The Partnership expects to fund these expenditures with cash from operations or borrowings. Cash expenditures through March 31, 1999 were approximately $251,000, with $33,000 of that amount for hardware. The Partnership does not separately track the internal costs incurred for the Year 2000 Project. Internal costs are primarily the payroll related costs for the Partnership's information systems group, Year 2000 Steering Committee members and other operations personnel involved in the Project. Management has not deferred specific information technology projects as a direct result of the Year 2000 issue.

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

Price Risk Management and Financial Instruments
  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The

Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At March 31, 1999, the Partnership used futures, forward and option contracts in its hedging program with the latest contract being settled in July 2000. Information about these contracts is contained in the table set forth below.

                                              Sell (Short)      Buy (Long)
                                               Contracts        Contracts
                                               ---------        ---------
Crude Oil Inventory:
     Volume (1,000 bbls)                                             373
     Carrying value (in thousands)                                $6,322
     Fair value (in thousands)                                    $6,322

Commodity Futures Contracts
     Contract volumes (1,000 bbls)               20,407           20,869
     Weighted average price per bbl              $14.51           $14.38
     Contract value (in thousands)             $296,057         $300,069
     Fair value (in thousands)                 $340,196         $348,243

Commodity Forward Contracts:
     Contract volumes (1,000 bbls)                4,824            4,447
     Weighted average price per bbl              $13.53           $13.77
     Contract value (in thousands)              $65,284          $61,227
     Fair value (in thousands)                  $78,309          $72,951

Commodity Option Contracts:
     Contract volumes (1,000 bbls)                  327
     Weighted average strike price per bbl       $14.24
     Contract value (in thousands)                 $312
     Fair value (in thousands)                     $860

  The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the March 31, 1999 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

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

                                         GENESIS ENERGY, L.P.
                                         (A Delaware Limited Partnership)

                                         By:  GENESIS ENERGY, L.L.C., as
                                                  General Partner


Date:  May 12, 1999                      By:    /s/  Ross A. Benavides
                                             -----------------------------
                                                Ross A. Benavides
                                                Chief Financial Officer