Form 10-Q
period 1999-06-30
GENESIS ENERGY LP
filed 1999-08-12
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                          This report contains 17 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

                                                                           Page
Item 1.  Financial Statements                                              ----

         Consolidated Balance Sheets - June 30, 1999 and December 31, 1998   3

         Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 1999 and 1998                               4

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and 1998                                      5

         Consolidated Statement of Partners' Capital for the Six
           Months Ended June 30, 1999                                        6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       June 30, December 31,
                                                         1999      1998
                                                       --------  --------
               ASSETS                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                         $  2,179  $  7,710
     Accounts receivable -
          Trade                                         152,387   167,600
          Related party                                   8,190     4,634
     Inventories                                          9,404     1,966
     Other                                                2,944     3,306
                                                       --------  --------
          Total current assets                          175,104   185,216

FIXED ASSETS, at cost                                   118,533   119,310
     Less:  Accumulated depreciation                    (22,168)  (20,707)
                                                       --------  --------
          Net fixed assets                               96,365    98,603

OTHER ASSETS, net of amortization                        12,647    13,354
                                                       --------  --------
TOTAL ASSETS                                           $284,116  $297,173
                                                       ========  ========

     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable -
          Trade                                        $154,548  $172,143
          Related party                                   9,756     6,200
     Accrued liabilities                                  3,840     5,171
                                                       --------  --------
          Total current liabilities                     168,144   183,514

LONG-TERM DEBT                                           24,500    15,800

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS                                       30,467    29,988

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued and
       outstanding                                       60,104    66,832
     General partner                                      1,219     1,357
                                                       --------  --------
          Subtotal                                       61,323    68,189
     Treasury Units, 21 units                              (318)     (318)
                                                       --------  --------
          Total partners' capital                        61,005    67,871

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $284,116  $297,173
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                               Three Months Ended June 30, Six Months Ended June 30,
                                                     1999       1998         1999        1998
                                                   --------   -------      --------   ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                        $483,404   $556,831     $853,777   $1,185,229
          Related parties                            25,638        966       34,892       18,466
     Pipeline revenues                                4,346      4,016        8,442        8,375
                                                   --------   --------     --------   ----------
               Total revenues                       513,388    561,813      897,111    1,212,070
COST OF SALES:
     Crude costs, unrelated parties                 467,287    547,634      833,204    1,173,976
     Crude costs, related parties                    34,856      2,459       42,273       14,812
     Field operating costs                            2,958      3,643        5,610        7,004
     Pipeline operating costs                         1,966      2,030        3,934        3,895
                                                   --------   --------     --------   ----------
          Total cost of sales                       507,067    555,766      885,021    1,199,687
                                                   --------   --------     --------   ----------
GROSS MARGIN                                          6,321      6,047       12,090       12,383
EXPENSES:
     General and administrative                       3,016      2,780        6,039        5,521
     Depreciation and amortization                    2,064      2,005        4,112        3,638
     Nonrecurring charge (Note 6)                         -        373            -          373
                                                   --------   --------     --------   ----------

OPERATING INCOME                                      1,241        889        1,939        2,851
OTHER INCOME (EXPENSE):
     Interest income                                     39        121           69          305
     Interest expense                                  (306)        (9)        (516)         (15)
     Gain on asset sales                                 31         13          900           32
                                                   --------   --------     --------   ----------
INCOME BEFORE MINORITY INTERESTS                      1,005      1,014        2,392        3,173
Minority interests                                      201        203          479          634
                                                   --------   --------     --------   ----------
NET INCOME                                         $    804   $    811     $  1,913   $    2,539
                                                   ========   ========     ========   ==========

NET INCOME PER COMMON UNIT - BASIC AND DILUTED     $   0.09   $   0.09     $   0.22   $     0.29
                                                   ========   ========     ========   ==========

NUMBER OF COMMON UNITS OUTSTANDING                    8,604      8,625        8,604        8,625
                                                   ========   ========     ========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                    Six Months Ended June 30,
                                                         1999      1998
                                                       --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  1,913  $  2,539
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities -
          Depreciation                                    3,408     3,171
          Amortization of intangible assets                 704       467
          Minority interests equity in earnings             479       634
          (Gain) loss on disposals of fixed assets        (900)       233
          Other noncash charges                             746       814
          Changes in components of working capital -
               Accounts receivable                       11,657    15,655
               Inventories                               (7,438)      873
               Other current assets                         362    (1,416)
               Accounts payable                         (14,039)  (20,803)
               Accrued liabilities                       (2,077)    2,326
                                                       --------  --------
Net cash (used in) provided by operating activities      (5,185)    4,493
                                                       --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (1,284)   (4,661)
     Decrease (increase) in other assets                      3    (4,244)
     Proceeds from sales of assets                        1,014       138
                                                       --------  --------
Net cash used in investing activities                      (267)   (8,767)
                                                       --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Credit Facilities                   8,700     5,000
     Distributions:
          To common unitholders                          (8,603)   (8,625)
          To general partner                               (176)     (176)
                                                       --------  --------
Net cash used in financing activities                       (79)   (3,801)
                                                       --------  --------

Net (decrease) increase in cash and cash equivalents     (5,531)   (8,075)

Cash and cash equivalents at beginning of period          7,710    11,812
                                                       --------  --------

Cash and cash equivalents at end of period             $  2,179  $  3,737
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                   Partners' Capital
                                                        --------------------------------------
                                                        Common     General  Treasury
                                                      Unitholders  Partner    Units     Total
                                                        -------    ------    ------    -------
Partners' capital at December 31, 1998                  $66,832    $1,357     $(318)  $67,871
Net income for the six months ended June 30, 1999         1,875        38         -     1,913
Distributions during the six months ended June 30, 1999  (8,603)     (176)        -    (8,779)
                                                        -------    ------     -----   -------
Partners' capital at June 30, 1999                      $60,104    $1,219     $(318)  $61,005
                                                        =======    ======     =====   =======


   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to collectively as GCOLP. The General Partner owns a 2% general partner interest in GELP.

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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of June 30, 1999 and December 31, 1998 for GELP and its results of operations, cash flows and changes in partners' capital for the three and six months ended June 30, 1999 and 1998.

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

  Basic net income per Common Unit is calculated on the number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended June 30, 1999 and 1998 was 8,604,000 and 8,625,000, respectively. For the 1999 and 1998 six month periods, the weighted average number of Common Units outstanding was 8,604,000 and 8,625,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

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

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This standard was subsequently amended by SFAS 137. This new standard, which the Partnership will be required to adopt for its fiscal year 2001, will change the method of accounting for changes in the fair value of certain derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership is in the process of evaluating the impact that this statement will have on its results of operations and financial position. This new standard could increase volatility in net income and comprehensive income.

4.  Business Segment and Customer Information

  Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering, transportation and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. No customer accounted for more than 10% of the Partnership's revenues in any period.

5.  Credit Resources

  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities") pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 2000 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase after June 2000, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility. At June 30, 1999, the aggregate amount of obligations covered by guarantees was $103 million, including $62 million in payable obligations and $41 million of estimated crude oil purchase obligations for July 1999.

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

    There can be no assurance of the availability or the terms of credit for the Partnership. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

    At June 30, 1999 and December 31, 1998, the Partnership had $24.5 million and $15.8 million, respectively, of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at June 30, 1999. At June 30, 1999, $10.5 million was available to be borrowed under the Loan Agreement.

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

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the

    MQD on Common Units for prior periods. At June 30, 1999, no APIs have been purchased by Salomon pursuant to the distribution support commitment. Salomon, however, will purchase APIs totaling $1.7 million in August 1999 to provide cash distribution support for the distribution to be paid on August 13, 1999, with $15.9 million remaining for future cash distribution support. The General Partner may have to draw on the cash distribution support from Salomon again during 1999.

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

7.  Transactions with Related Parties

  Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                               Six Months  Six Months
                                                 Ended       Ended
                                                June 30,    June 30,
                                                  1999        1998
                                                --------   ---------
       Sales to affiliates                      $34,892      $18,466
       Purchases from affiliates                $42,273      $14,812

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $8,542,000 and $7,667,000 for the six months ended June 30, 1999 and 1998, respectively.

  Credit Facilities

    As discussed in Note 5, Salomon provides Credit Facilities to the Partnership. For the six months ended June 30, 1999 and 1998, the Partnership paid Salomon $312,000 and $317,000, respectively, for guarantee fees under the Credit Facilities.

8.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $70,000 and $306,000 for the six months ended June 30, 1999 and 1998, respectively. Payments of interest were $500,000 and $16,000 for the six months ended June 30, 1999 and 1998, respectively.

9.  Contingencies

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

10.  Distributions

  On July 6, 1999, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended June 30, 1999. The distribution will be paid August 13, 1999, to the General Partner and all Common Unitholders of record as of the close of business on July 30, 1999. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

  This distribution will be paid utilizing approximately $2.7 million cash available from the Partnership and $1.7 million cash provided by Salomon pursuant to Salomon's distribution support obligation.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                       Three Months Ended June 30, Six Months Ended June 30,
                                                1999      1998      1999      1998
                                              --------  --------  --------  --------
    Gross margin
      Gathering and marketing                 $  3,941  $  4,061  $  7,582  $  7,903
      Pipeline                                $  2,380  $  1,986  $  4,508  $  4,480

    General and administrative expenses       $  3,016  $  2,780  $  6,039  $  5,521

    Depreciation and amortization             $  2,064  $  2,005  $  4,112  $  3,638

    Nonrecurring charge                       $      -  $    373  $      -  $    373

    Operating income                          $  1,241  $    889  $  1,939  $  2,851

    Interest income (expense), net            $   (267) $    112  $   (447) $    290

    Barrels per day
      Wellhead                                  88,985   126,224    88,614   118,361
      Bulk and exchange                        263,187   320,137   268,026   331,577
      Pipeline                                  95,590    84,753    92,190    87,123

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

  Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

    Gross margin from gathering and marketing operations was $7.6 million for the six months ended June 30, 1999, as compared to $7.9 million for the six months ended June 30, 1998. The decrease primarily resulted from a decline in volumes. The production available for the Partnership to purchase was lower due to curtailed production and drilling by oil producers. In addition, effective in January 1999, the Partnership lost a large contract with a producer, resulting in a volume decline of approximately 21,000 barrels per day. This decline in volumes did not have a material impact on gross margin due to the profit sharing nature of the contract.

    Pipeline gross margin was flat at $4.5 million for the six month periods in 1999 and 1998. Although total throughput increased, a higher percentage of shipments were made on lower tariff systems. In addition, revenues in the 1999 period included tank storage fees of $0.6 million. These revenues are not expected to continue after the second quarter.

    General and administrative expenses increased $0.5 million between the 1999 and 1998 six-month periods. This increase can be attributed primarily to two items. The first item relates to the additional marketing and administrative personnel added by the Partnership in April 1998 as a result of the Falco asset acquisition. The second item relates to the expenditures in 1999 for Year 2000 remediation.

    Depreciation and amortization increased $0.5 million between the six months ended June 30, 1999 and the same period in 1998. This increase resulted primarily from depreciation and amortization beginning in the second quarter of 1998 on the assets acquired from Falco and in the fourth quarter of 1998 on the West Columbia pipeline system.

    In the 1998 six-month period, the Partnership recorded a nonrecurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline.
The charge consisted of $0.1 million of costs related to the shut-in and a $0.3 million write-down of the asset. In the first quarter of 1999, the Partnership recognized a gain of $0.9 million as a result of the sale of excess tractor and trailers.

    In the 1999 six-month period, the Partnership incurred net interest expense of $0.4 million. In the 1998 period, the Partnership received net interest income of $0.3 million. The increase in interest cost in 1999 was due primarily to an increase in debt throughout 1998 as a result of the acquisition of assets.

  Three Months Ended June 30, 1999 Compared with Three Months Ended June 30,
1998

    Gross margin from gathering and marketing was $3.9 million for the three months ended June 30, 1999, as compared to $4.1 million for the three months ended June 30, 1998. The decline primarily resulted from the decline in volumes discussed above.

    Pipeline gross margin was $2.4 million for the three months ended June 30, 1999, as compared to $2.0 million for the three months ended June 30, 1998.
This increase of $0.4 million in gross margin can be attributed primarily to tank storage revenues. These revenues are not expected to continue beyond the second quarter.

    General and administrative expenses increased $0.2 million between the 1999 and 1998 quarters primarily as a result of Year 2000 remediation expenditures and general cost increases. Also, as discussed above, the Partnership recorded a nonrecurring charge in the second quarter of 1998 related to its Main Pass pipeline.

    Interest costs were higher in the 1999 quarter due to higher debt levels.
Debt increased throughout 1998 primarily as a result of the acquisition of assets resulting in higher debt balances for 1999. In addition, in 1999 the Partnership increased its inventory levels, further increasing debt.

Liquidity and Capital Resources

  Cash Flows

    Cash flows utilized in operating activities were $5.2 million for the six months ended June 30, 1999. In the 1998 six-month period, cash flows from operating activities were $4.5 million. The change between the two periods results primarily from an increase in inventories in the 1999 period and variations in the timing of payment of crude purchase obligations.

    For the six months ended June 30, 1999, cash flows utilized in investing activities were $0.3 million. The Partnership expended $1.3 million for property and equipment additions related to pipeline operations, and received cash inflows of $1.0 million primarily from the sale of excess trucking equipment in the first quarter of 1999. In the 1998 first six months, investing activities utilized cash flows of $8.8 million as a result of property and equipment additions primarily related to the acquisition of the gathering and marketing assets of Falco and to pipeline operations.

    Cash flows used in financing activities by the Partnership during the first six months of 1999 totaled $0.1 million. Distributions paid to the common unitholders and the general partner totaling $8.8 million utilized cash flows.
Borrowings under the Credit Facilities of $8.7 million for inventories and capital expenditures provided financing cash flows. In the 1998 six month period, cash flows utilized in financing activities were $3.8 million, representing distributions to the common unitholders and the general partner offset by $5.0 million borrowed under the Credit Facilities.

  Working Capital and Credit Resources

    As discussed in Note 5 of the Notes to Condensed Consolidated Financial
Statements, the Partnership has a Guaranty Facility with Salomon through December 31, 2000 and a Loan Agreement with Bank One for working capital purposes that extends through August 2000. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000. The
General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing
Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

    The Partnership will pay a distribution of $0.50 per Unit for the three months ended June 30, 1999 on August 13, 1999 to the General Partner and all
Common Unitholders of record as of the close of business on July 30, 1999. The subordinated OLP Unitholders will not receive a distribution for that period.
This distribution will be paid utilizing approximately $2.7 million of cash available from the Partnership and $1.7 million of cash provided by Salomon, pursuant to Salomon's distribution support obligation. Salomon previously committed to provide cash distribution support in an amount up to $17.6 million through December 31, 2001, with $15.9 million available after the second quarter distributions. The Partnership may have to draw again in 1999 on the cash distribution support from Salomon.

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


    The inventory phase entails identifying all software applications, equipment, embedded chip systems and third-party systems that should be evaluated as part of this Project. All applications, equipment and systems have been identified for evaluation. Due to the dynamic nature of systems in the operations of the Partnership, the identification phase will be updated and reassessed throughout the course of the Project. A Year 2000 Change Management
Program has been developed to monitor and control system changes that could affect the Partnership's Year 2000 Project.

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

    The remediation phase will include the modification, conversion or replacement of existing applications, hardware and systems that are determined not to be Year 2000 compliant. A software consulting firm has been engaged to perform the remediation phase on the Partnership's critical financial and operational systems that are to be modified or converted. Remediation of all other critical systems was substantially completed by the end of the second quarter of 1999.

    The testing phase will validate the results of the remediation phase. The implementation phase will perform business system modifications for applications, hardware and systems that are affected by the remediation phase.
Management expects that the testing and implementation phases will be substantially completed during the third quarter of 1999.

  Costs of the Year 2000 Project

    While the total cost of the Year 2000 Project is still under evaluation, management currently estimates that the total costs to be incurred by the Partnership for the Year 2000 Project will be between $500,000 and $700,000.
The Partnership expects to fund these expenditures with cash from operations or borrowings. Cash expenditures through June 30, 1999 were approximately
$299,000, with $33,000 of that amount for hardware. The Partnership does not separately track the internal costs incurred for the Year 2000 Project.
Internal costs are primarily the payroll related costs for the Partnership's information systems group, Year 2000 Steering Committee members and other operations personnel involved in the Project. Management has not deferred specific information technology projects as a direct result of the Year 2000 issue.

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

  Contingency Plans

    The goal of the Year 2000 Project is to ensure that all critical systems and business processes under the direct control of the Partnership remain functional. However, since certain systems and processes may be interrelated with systems outside of the control of the Partnership, there can be no assurance that the Year 2000 Project will be completely successful.
Consequently, contingency and business plans are being developed to respond to any Year 2000 compliance failures that may occur. Such plans are expected to be substantially completed by the end of the third quarter of 1999.

    Management does not expect the costs of the Year 2000 project to have a material adverse effect on the Partnership's financial position, results of operations or cash flows. At this time, however, the Partnership cannot conclude that any failure of the Partnership or third parties to achieve Year
2000 compliance will not adversely affect the Partnership.

Forward Looking Statements

  The statements in this Report on Form 10-Q that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, refiner demand for various grades of crude oil and the resulting changes in pricing relationships, developments relating to possible acquisitions or business combination opportunities, disruptions caused by the Year 2000 issue, the success of the Partnership's risk management activities and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Price Risk Management and Financial Instruments

  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The
Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At June
30, 1999, the Partnership used futures and forward contracts in its hedging program with the latest contract being settled in July 2000. Information about these contracts is contained in the table set forth below.

                                       Sell (Short) Buy (Long)
                                        Contracts   Contracts
                                         --------    --------
     Crude Oil Inventory:
         Volume (1,000 bbls)                              448
         Carrying value (in thousands)               $  9,068
         Fair value (in thousands)                   $  9,068

     Commodity Futures Contracts
         Contract volumes (1,000 bbls)     13,480      12,817
         Weighted average price per bbl  $  17.46    $  17.48
         Contract value (in thousands)   $235,323    $224,084
         Fair value (in thousands)       $257,555    $244,719

     Commodity Forward Contracts:
         Contract volumes (1,000 bbls)      3,497      3,724
         Weighted average price per bbl    $16.67     $16.91
         Contract value (in thousands)    $58,291    $62,976
         Fair value (in thousands)        $65,834    $70,928

  The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 1999 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.


                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

  See Part I.  Item 1.  Note 9 to the Condensed Consolidated Financial
Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         Exhibit 27  Financial Data Schedule

   (b)   Reports on Form 8-K.

         A report on Form 8-K was filed June 1, 1999 to announce the extension of the expiration date of the Guaranty Facility to December 31, 2000 by Salomon.


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

                                GENESIS ENERGY, L.P.
                                (A Delaware Limited Partnership)

                             By:  GENESIS ENERGY, L.L.C., as
                                  General Partner


Date:  August 11, 1999        By:  /s/  Ross A. Benavides
                                 --------------------------
                                Ross A. Benavides
                                Chief Financial Officer


