Form 10-Q
period 1999-09-30
GENESIS ENERGY LP
filed 1999-11-12
CIK 1022321

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                            ------------------------


                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

===============================================================
                          This report contains 18 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page
                                                                       ----
      Consolidated Balance Sheets - September 30, 1999 and
        December 31, 1998                                                3
      Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1999 and 1998                         4
      Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1999 and 1998                                5
      Consolidated Statement of Partners' Capital for the Nine
        Months Ended September 30, 1999                                  6
      Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     12


                           PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                              17
Item 6.  Exhibits and Reports on Form 8-K                               17

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     September 30, December 31,
                                          1999         1998
                                        --------    --------
               Assets                 (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents              $  2,436    $  7,710
 Accounts receivable -
   Trade                                 243,636     167,600
   Related party                           4,666       4,634
 Inventories                               1,311       1,966
 Other                                     7,180       3,306
                                        --------    --------
   Total current assets                  259,229     185,216

FIXED ASSETS, at cost                    118,839     119,310
 Less:  Accumulated depreciation         (23,839)    (20,707)
                                        --------    --------
   Net fixed assets                       95,000      98,603

OTHER ASSETS, net of amortization         12,299      13,354
                                        --------    --------

TOTAL ASSETS                            $366,528    $297,173
                                        ========    ========

 Liabilities and Partners' Capital
CURRENT LIABILITIES
 Current debt                            $22,100    $      -
 Accounts payable -
   Trade                                 248,424     172,143
   Related party                           2,096       6,200
 Accrued liabilities                       4,809       5,171
                                        --------    --------
   Total current liabilities             277,429     183,514

LONG-TERM DEBT                                 -      15,800

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTERESTS                        30,530      29,988

ADDITIONAL PARTNERSHIP INTERESTS           1,700           -

PARTNERS' CAPITAL
 Common unitholders, 8,625 units issued;
     8,604 units outstanding              56,051      66,832
 General partner                           1,136       1,357
                                        --------    --------
   Subtotal                               57,187      68,189
 Treasury units, 21 units                   (318)       (318)
                                        --------    --------
   Total partners' capital                56,869      67,871
                                        --------    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL $366,528    $297,173
                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                             Three Months Ended     Nine Months Ended
                                                 September 30,         September 30,
                                               1999        1998      1999        1998
                                             --------    -------- ----------  ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                  $575,381    $516,353 $1,429,158  $1,701,582
          Related parties                      14,229       6,260     49,121      24,726
     Pipeline revenues                          4,207       3,829     12,649      12,204
                                             --------    -------- ----------  ----------
          Total revenues                      593,817     526,442  1,490,928   1,738,512
COST OF SALES:
     Crude costs unrelated parties            573,383     500,199  1,406,587   1,674,175
     Crude costs related parties               10,028      12,707     52,301      27,519
     Field operating costs                      2,845       3,289      8,455      10,293
     Pipeline operating costs                   2,100       1,815      6,034       5,710
                                             --------    -------- ----------  ----------
          Total cost of sales                 588,356     518,010  1,473,377   1,717,697
                                             --------    -------- ----------  ----------
GROSS MARGIN                                    5,461       8,432     17,551      20,815
EXPENSES:
     General and administrative                 2,740       3,078      8,779       8,599
     Depreciation and amortization              2,054       1,989      6,166       5,627
     Nonrecurring charge (Note 6)                   -           -          -         373
                                             --------    -------- ----------  ----------

OPERATING INCOME                                  667       3,365      2,606       6,216
OTHER INCOME (EXPENSE):
     Interest income                               38          70        107         375
     Interest expense                            (333)        (84)      (849)        (99)
     Gain (loss) on asset sales                   (55)        (24)       845           8
                                             --------    -------- ----------  ----------

NET INCOME BEFORE MINORITY INTERESTS              317       3,327      2,709       6,500

Minority interests                                 63         665        542       1,299
                                             --------    -------- ----------  ----------
NET INCOME                                   $    254    $  2,662 $    2,167  $    5,201
                                             ========    ======== ==========  ==========


NET INCOME PER COMMON UNIT - BASIC AND
  DILUTED                                    $   0.03    $   0.30 $     0.25  $     0.59
                                             ========    ======== ==========  ==========

NUMBER OF COMMON UNITS OUTSTANDING              8,604       8,617      8,604       8,622
                                             ========    ======== ==========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                 Nine Months Ended September 30,
                                                         1999      1998
                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  2,167  $  5,201
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities -
          Depreciation                                    5,114     4,811
          Amortization of intangible assets               1,052       816
          Minority interests equity in earnings             542     1,299
          (Gain) loss on disposals of fixed assets         (845)      256
          Other noncash charges                           1,119     1,233
          Changes in components of working capital -
               Accounts receivable                      (76,068)    8,120
               Inventories                                  655       901
               Other current assets                      (3,874)     (729)
               Accounts payable                          72,177   (17,108)
               Accrued liabilities                       (1,481)   (1,756)
                                                       --------  --------
Net cash provided by operating activities                   558     3,044
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (2,086)  (12,312)
     Decrease (increase) in other assets                    415    (4,261)
     Proceeds from sales of assets                        1,008       188
                                                       --------  --------
Net cash used in investing activities                      (663)  (16,385)
                                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Loan Agreement                      6,300    18,600
     Distributions:
          To common unitholders                         (12,905)  (12,938)
          To general partner                               (264)     (264)
     Issuance of Additional Partnership Interests         1,700         -
     Purchase of common units for treasury                    -      (972)
                                                       --------  --------
Net cash (used in) provided by financing activities      (5,169)    4,426
                                                       --------  --------

Net decrease in cash and cash equivalents                (5,274)   (8,915)

Cash and cash equivalents at beginning of period          7,710    11,812
                                                       --------  --------

Cash and cash equivalents at end of period             $  2,436  $  2,897
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                          Partners' Capital
                                                               -------------------------------------
                                                               Common    General  Treasury
                                                             Unitholders Partner    Units     Total
                                                               -------    ------    -----    -------

Partners' capital at December 31, 1998                         $66,832    $1,357    $(318)   $67,871
Net income for the nine months ended September 30, 1999          2,124        43         -     2,167
Distributions during the nine months ended September 30, 1999  (12,905)     (264)        -   (13,169)
                                                               -------    ------     -----   -------
Partners' capital at September 30, 1999                        $56,051    $1,136    $(318)   $56,869
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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of September 30, 1999 and December 31, 1998 for GELP and its results of operations, cash flows and changes in partners' capital for the three and nine months ended September 30, 1999 and 1998.

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

  Basic net income per Common Unit is calculated on the number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended September 30, 1999 and 1998 was 8,604,000 and 8,625,000, respectively. For the 1999 and 1998 nine month periods, the weighted average number of Common Units outstanding was 8,604,000 and 8,625,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

3.  Adoption of Accounting Standards

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

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 2000 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which will increase after June 2000, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility. At September 30, 1999, the aggregate amount of obligations covered by guarantees was $153 million, including $95 million in payable obligations and $58 million of estimated crude oil purchase obligations for October 1999.

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

    At September 30, 1999, the Partnership had $22.1 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at September 30, 1999. At September 30, 1999, $12.9 million was available to be borrowed under the Loan Agreement.

    Prior to August 15, 1999, the loan outstanding under the Loan Agreement was reflected on the balance sheet as Long-Term Debt. Since the term of the Loan Agreement expires within one year, the loan outstanding under the Loan Agreement is reflected on the balance sheet under Current Liabilities. There can be no assurances of the availability or terms of credit to the Partnership after the Loan Agreement expires in August 2000. The Partnership is in discussions with banks regarding a replacement of the Loan Agreement.

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

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than

    December 31, 2001 or until the $17.6 distribution support is fully utilized, whichever occurs sooner. APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods. At September 30, 1999, APIs totaling $1.7 million had been purchased by Salomon pursuant to the Distribution Support Agreement. Salomon will purchase additional APIs totaling $2.2 million in November 1999 to provide cash distribution support for the distribution to be paid on November 15, 1999.
After the third quarter distribution, $3.9 million of distribution support has been utilized and $13.7 million remains available through December 31, 2001, or until such amount is fully utilized whichever occurs sooner. In addition, the Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

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
                                      Nine Months   Nine Months
                                         Ended         Ended
                                     September 30,  September 30,
                                          1999          1998
                                      ------------  -------------
    Sales to affiliates               $  49,121      $  24,726
    Purchases from affiliates         $  52,301      $  27,519

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $12,262,000 and $11,629,000 for the nine months ended September 30, 1999 and 1998, respectively.

  Credit Facilities

    As discussed in Note 5, Salomon provides Credit Facilities to the Partnership. For the nine months ended September 30, 1999 and 1998, the Partnership paid Salomon $483,000 and $462,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Salomon $18,000 for interest under the Credit Facilities during the nine months ended September 30, 1998.

  Additional Partnership Interests

    As discussed in Note 5, Salomon purchased APIs totaling $1.7 million in August 1999.

8.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $103,000 and $378,000 for the nine months ended September 30, 1999 and 1998, respectively. Payments of interest were $820,000 and $127,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

10.  Distributions

  On October 19, 1999, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended September 30, 1999. The distribution will be paid November 15, 1999, to the General Partner and all Common Unitholders of record as of the close of business on October 29, 1999. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

  The distribution will be paid utilizing approximately $2.2 million of cash available from the Partnership and $2.2 million of cash provided by Salomon pursuant to Salomon's Distribution Support Agreement.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                           1999            1998            1999            1998
                                         --------        --------        --------        --------
Gross margin
   Gathering and marketing               $  3,354        $  6,418        $ 10,936        $ 14,321
   Pipeline                              $  2,107        $  2,014        $  6,615        $  6,494

General and administrative expenses      $  2,740        $  3,078        $  8,779        $  8,599

Depreciation and amortization            $  2,054        $  1,989        $  6,166        $  5,627

Operating income                         $    667        $  3,365        $  2,606        $  6,216

Interest income (expense), net           $   (295)       $    (14)       $   (742)       $    276

Barrels per day
  Wellhead                                 97,357          113,097         91,572         116,641
  Bulk and exchange                       224,957          319,857        253,504         327,630
  Pipeline                                100,383           77,899         94,951          84,015

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

  Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

    Gross margin from gathering and marketing operations was $11.0 million for the nine months ended September 30, 1999, as compared to $14.3 million for the nine months ended September 30, 1998. Crude oil production and drilling for new production by oil producers was significantly impacted beginning in late 1998 by the decline in crude oil prices. Although crude oil prices have risen in the second and third quarters of 1999, production and drilling in areas that the Partnership serves remain low as oil producers have not yet increased their drilling activities. While average daily wellhead volumes declined by 21% from 1998 to 1999, the Partnership experienced a 10% increase in daily wellhead volumes between the second and third quarters of 1999. Additionally, the partnership applied risk management techniques during the nine months ended in September 30, 1998 to lock in opportunities for favorable margins. The opportunities to lock in such favorable margins were not available to the same extent during the nine months ended September 30, 1999.

    In addition, effective in January 1999, the Partnership lost a large contract with a producer, resulting in a volume decline of approximately 21,000 barrels per day. This decline in volumes did not have a material impact on gross margin due to the profit sharing nature of the contract.

    Pipeline gross margin was $6.6 million for the nine months ended September 30, 1999, as compared to pipeline gross margin of $6.5 million for the first nine months of 1998. Pipeline gross margin for the nine months ended September 30, 1999 was favorably impacted compared to 1998 by the acquisition from Equilon Pipeline Company, L.L.C. of the West Columbia System on September 30, 1998. In addition, revenues in the 1999 period include tank storage fees of $0.9 million. Tank storage fees are not expected to continue after the third quarter.
Pipeline operating costs increased $0.3 million in the 1999 nine-month period over the 1998 period due to increased expenditures primarily in areas of spill prevention.

    General and administrative expenses were $8.8 million for the nine months ended September 30, 1999, as compared to $8.6 million for the 1998 period. The increase in 1999 can be attributed primarily to expenditures associated with Year 2000 remediation.

    Depreciation and amortization increased $0.6 million from the 1998 period to $6.2 million for the 1999 nine month period, primarily attributable to depreciation on assets acquired from Falco S & D, Inc. during the second quarter of 1998.

    In the 1998 period, the Partnership recorded a nonrecurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline. The charge consisted of $0.1 million of costs related to the shut-in and a $0.3 million write-down of the asset.

    Net interest expense for the nine months ended September 30, 1999 was $0.7 million. In the 1998 period, the Partnership received net interest income of $0.3 million. The increase in interest cost in 1999 was due primarily to an increase in debt throughout 1998 as a result of the acquisition of assets.

    In the 1999 period, the Partnership sold excess trucking assets, resulting in the recognition of a gain on those sales of $0.9 million.

  Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

    Gross margin from gathering and marketing operations was $3.4 million for the three months ended September 30, 1999, as compared to $6.4 million for the three months ended September 30, 1998. The Partnership applied risk management techniques during the three months ended September 30, 1998 to lock in opportunities for favorable margins. The opportunities to lock in such favorable margins were not available to the same degree during the three months ended September 30, 1999. Crude oil production and drilling for new production by oil producers was significantly impacted beginning in late 1998 by a decline in crude oil prices. Although crude oil prices have risen in the second and third quarters of 1999, production and drilling in areas that the Partnership serves remain low as oil producers have not yet increased their drilling activities.

    Pipeline gross margin increased $0.1 million between the 1998 and 1999 third quarters. Pipeline gross margin for the three months ended September 30, 1999 was favorably impacted relative to 1998 by the acquisition of the West Columbia System. In addition, the third quarter of 1999 included $0.2 million of storage fee income. Pipeline costs increased in the 1999 third quarter due to increased spill prevention expenditures.

    General and administrative expenses decreased $0.3 million between the 1999 and 1998 quarters. The 1998 period included $0.2 million recorded for severance pay.

    Net interest expense increased by $0.3 million in the 1999 third quarter due to higher debt levels resulting from capital expenditures in 1998 and slightly higher interest rates.

Liquidity and Capital Resources

  Cash Flows

    Cash flows from operating activities were $0.6 million for the nine months ended September 30, 1999. Operating activities in the prior year period generated cash of $3.0 million. The decline in 1999 can be attributed to the decline in gross margin discussed above.

    For the nine months ended September 30, 1999, cash flows utilized in investing activities were $0.7 million resulting from additions to property and equipment, offset by the proceeds from the sale of excess trucking equipment. In the 1998 period, the Partnership expended $16.4 million on asset acquisitions.

    Cash flows utilized in financing activities by the Partnership during the first nine months of 1999 totaled $5.2 million. Distributions paid to the common unitholders and the general partner totaling $13.2 million utilized cash flows. Borrowings under the Loan Agreement of $6.3 million provided financing cash flows and $1.7 million was provided by the issuance of Additional Partnership Interests (APIs) to Salomon under the terms of the Distribution Support Agreement. Cash flows provided by financing activities of $4.4 million in the 1998 period represented distributions to the common unitholders and the general partner and the purchase of 66,000 Common Units on the open market, offset by increased borrowings under the Loan Agreement.

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

    MQD is $0.50 per Unit with respect to each quarter. The Partnership will pay a distribution of $0.50 per Unit for the three months ended September 30, 1999 on November 15, 1999 to the General Partner and all Common Unitholders of record as of the close of business on October 29, 1999. The subordinated OLP Unitholders will not receive a distribution for that period. Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for APIs. At September 30, 1999, $1.7 million of the distribution support had been utilized, and an additional $2.2 million will be utilized in connection with the distribution for the third quarter of 1999. The Partnership anticipates that it will be required to use some level of distribution support from Salomon for the next several quarters to meet the MQD. After the distribution for the third quarter of 1999, distribution support in the amount of $13.9 million remains available to the Partnership. The APIs received by Salomon in exchange for this distribution support are not entitled to voting rights or cash distributions. The APIs are required to be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

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

    The testing phase will validate the results of the remediation phase. The implementation phase will perform business system modifications for applications, hardware and systems that are affected by the remediation phase. The testing phase was substantially completed during the third quarter of 1999. The implementation phase was partially completed during the third quarter of 1999. Management expects that the implementation phases will be completed during the fourth quarter of 1999.

  Costs of the Year 2000 Project

    While the total cost of the Year 2000 Project is still under evaluation, management currently estimates that the total costs to be incurred by the Partnership for the Year 2000 Project will be between $600,000 and $700,000. The Partnership expects to fund these expenditures with cash from operations or borrowings. Cash expenditures through September 30, 1999 were approximately $504,000, with $78,000 of that amount for hardware. The Partnership does not separately track the internal costs incurred for the Year 2000 Project. Internal costs are primarily the payroll related costs for the Partnership's information systems group, Year 2000 Steering Committee members and other operations personnel involved in the Project. Management has not deferred specific information technology projects as a direct result of the Year 2000 issue.

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

  Contingency Plans

    The goal of the Year 2000 Project is to ensure that all critical systems and business processes under the direct control of the Partnership remain functional. However, since certain systems and processes may be interrelated with systems outside of the control of the Partnership, there can be no assurance that the Year 2000 Project will be completely successful. Consequently, contingency and business plans are being developed to respond to any Year 2000 compliance failures that may occur. Such plans will be completed during the fourth quarter of 1999.

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

Price Risk Management and Financial Instruments

  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At September 30, 1999, the Partnership used futures and forward contracts in its hedging program with the latest contract being settled in October 2000. Information about these contracts is contained in the table set forth below.

                                     Sell (Short)  Buy (Long)
                                      Contracts    Contracts
                                      --------     --------
     Crude Oil Inventory:
       Volume (1,000 bbls)                 111
       Carrying value (in thousands)  $  2,730
       Fair value (in thousands)      $  2,730

     Commodity Futures Contracts
       Contract volumes (1,000 bbls)    19,723       19,451
       Weighted average price per bbl $  21.54     $  21.32
       Contract value (in thousands)  $424,832     $414,782
       Fair value (in thousands)      $475,015     $466,072

     Commodity Forward Contracts:
       Contract volumes (1,000 bbls)     3,659        3,655
       Weighted average price per bbl  $ 22.62      $ 22.85
       Contract value (in thousands)   $82,761      $83,497
       Fair value (in thousands)       $88,060      $88,282

  The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the September 30, 1999 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

  See Part I. Item 1. Note 9 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit 10.1 Eleventh Amendment dated September 10, 1999 to the Master
                       Credit Support Agreement

         Exhibit 10.2 Severance Agreement between Genesis Energy, L.L.C. and
                       Mark J Gorman

         Exhibit 10.3 Severance Agreement between Genesis Energy, L.L.C. and
                       John P. vonBerg

         Exhibit 10.4 Severance Agreement between Genesis Energy, L.L.C. and
                       John M. Fetzer

         Exhibit 10.5 Employment agreement between Genesis Energy, L.L.C. and
                       Paul A. Scoff

         Exhibit 10.6 Employment agreement between Genesis Energy, L.L.C. and
                       Ben F. Runnels

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

                                GENESIS ENERGY, L.P.
                                (A Delaware Limited Partnership)

                             By:  GENESIS ENERGY, L.L.C., as
                                  General Partner


Date:  November 12, 1999      By: /s/  Ross A. Benavides
                                 ------------------------
                                Ross A. Benavides
                                Chief Financial Officer