Form 10-K
period 1999-12-31
GENESIS ENERGY LP
filed 2000-03-29
CIK 1022321

========================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                         Commission file number 1-12295

                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                            76-0513049
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

500 Dallas, Suite 2500, Houston, Texas            77002
(Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:  (713) 860-2500

Securities registered pursuant to Section 12(b) of the Act:
                                      Name of Each Exchange
       Title of Each Class             on Which Registered
       -------------------            ---------------------

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

                                 Yes   X     No
                                     -----      ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                         X
                                      -------
Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on March 1, 2000, was approximately $68 million. At March 31, 2000, 8,624,910 Common Units were outstanding.
                                       1
================================================================================

                              GENESIS ENERGY, L.P.
                          1999 FORM 10-K ANNUAL REPORT
                                Table of Contents



                                                                      Page
                                                                      ----
                                     Part I

Item 1. Business                                                       3
Item 2. Properties                                                     9
Item 3. Legal Proceedings                                             10
Item 4. Submission of Matters to a Vote of Security Holders           10

                                     Part II

Item 5. Market for Registrant's Common Units and Related Security
        Holder Matters                                                11
Item 6. Selected Financial Data                                       12
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           13
Item 7a.Quantitative and Qualitative Disclosures about Market Risk    19
Item 8. Financial Statements and Supplementary Data                   19
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                           20

                                    Part III

Item 10.Directors and Executive Officers of the Registrant            20
Item 11.Executive Compensation                                        22
Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                                    25
Item 13.Certain Relationships and Related Transactions                26

                                     Part IV

Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K                                                      26

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

     Genesis utilizes its trucking fleet of approximately 76 tractor-trailers and its gathering lines to transport crude oil purchased at the wellhead to pipeline injection points, terminals and refineries for sale to its customers. It also transports purchased crude oil on trucks, barges and pipelines owned and operated by third parties. In addition, as part of its gathering and marketing business, Genesis makes purchases of crude oil in bulk at pipeline and terminal facilities for resale to refineries or other customers. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil the Partnership is obligated to deliver, Genesis exchanges crude oil with third parties through exchange or buy/sell agreements. In the fourth quarter of 1999, Genesis purchased an average of approximately 99,000 barrels per day of crude oil at the wellhead from approximately 9,600 leases.

     Genesis currently transports a total of approximately 91,000 barrels per day on its three common carrier crude oil pipeline systems and related gathering lines. These systems are the Texas System, the Jay System extending between Florida and Alabama, and the Mississippi System extending between Mississippi and Louisiana. In October 1998, Genesis acquired 200 additional miles of pipelines and gathering lines that have become part of its Texas System. This additional pipeline mileage extends from the West Columbia area in Texas to Webster, Texas. Approximately 2.0 million barrels of associated storage capacity is owned by Genesis.

     Genesis Energy, L.L.C. (the "General Partner"), a Delaware limited liability company, serves as the sole general partner of Genesis Energy, L.P., and as the operating general partner of its affiliated limited partnership, Genesis Crude Oil, L.P. (GCOLP) and GCOLP's subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. The General Partner was owned 54% by Salomon Smith Barney Holdings Inc. ("Salomon") and 46% by Howell. Effective February 28, 2000, Salomon acquired Howell's 46% interest in the General Partner. Salomon also owns 1,163,700 subordinated limited partner units in GCOLP, representing 10.58% of GCOLP. Howell owns 991,300 subordinated limited partner units in GCOLP, representing 9.01% of GCOLP. These subordinated limited partner interests are hereinafter referred to as Subordinated OLP Units.

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

     Risk management strategies, including those involving price hedges using NYMEX futures contracts, are important in creating and maintaining margins.
Such hedging techniques require significant resources dedicated to managing forward positions and analyzing crude oil markets by grade and location so as to manage these differentials. By analyzing information in its database with internally developed software programs, Genesis is able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination enables the Partnership to net positions internally, thereby reducing NYMEX commissions, and further ensures that Genesis' NYMEX hedging activities are consistent with its business objectives.

  Producer Services

     Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, Genesis maintains ongoing relationships with more than 580 producers. The Partnership believes that its ability to offer high-quality field and administrative services to producers is a key factor in its ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds on a monthly basis, together with the correct payment of all severance and production taxes associated with such proceeds. In 1999, with its staff of division order specialists, Genesis distributed payments to approximately 24,000 interest owners.

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

     In connection with the purchase, sale or exchange of crude oil, subject to Genesis' compliance with specified terms and conditions, Salomon entered into a Master Credit Support Agreement to provide credit support until December 31, 2000, in the form of guarantees issued from time to time at the Partnership's request. In addition, the Partnership has a relationship with a bank to provide a working capital facility. See Note 9 of Notes to Consolidated Financial Statements.

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

     Credit review and analysis are also integral to Genesis' leasehold purchases. Payment for all or substantially all of the monthly leasehold production is sometimes made to the operator of the lease, who is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, Genesis must determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend Genesis in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

  Competition

     In the various business activities described above, the Partnership is in competition with a number of major oil companies and smaller entities. There is intense competition among all participants in the business for leasehold purchases of crude oil. The number and location of the Partnership's pipeline systems and trucking facilities give the Partnership access to domestic crude oil production throughout its area of operations. The Partnership purchases leasehold barrels from more than 580 producers. In 1999, approximately 38% of the leasehold barrels were purchased from ten producers.

     The Partnership has considerable flexibility in marketing the volumes of crude oil that it purchases, without dependence on any single customer or transportation or storage facility. The Partnership's largest competitors in the purchase of leasehold crude oil production are EOTT Energy Partners, L.P., Equiva Trading Company, GulfMark Energy, Inc., Plains All American Pipeline, L.P. and TEPPCO Partners, L.P. Additionally, Genesis competes with many regional or local gatherers who may have significant market share in the areas in which they operate. Competitive factors include price, personal relationships, range and quality of services, knowledge of products and markets and capabilities of risk management systems.

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

  Employees

     To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employed, at December 31, 1999, approximately 260 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, traders, schedulers, marketing and credit specialists and employees involved in Genesis' pipeline operations. None of the employees is represented by labor unions, and the General Partner believes that the relationships with the employees are good.

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

     The Clean Air Act regulates, among other things, the emission of volatile organic compounds in order to minimize the creation of ozone. Such emissions may occur from the handling or storage of crude oil. The required levels of emission control are established in state air quality control implementation plans. Both federal and state laws impose substantial penalties for violation of these applicable requirements.

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

     On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. The oil then flowed into the Leaf River.

     The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. At February 1, 2000, the spill had been substantially cleaned up, with ongoing monitoring and reduced clean-up activity expected to continue for several more months. The Partnership believes that the oil spill is covered by insurance and the financial impact on the Partnership for the cost of the clean-up will not be material.

     As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines. See Note 18 of Notes to Consolidated Financial Statement.

     The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes.

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

  Information Regarding Forward-Looking Information

     The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, changes in crude oil production volumes (both world-wide as well as in areas in which the Partnership has operations), developments relating to possible acquisitions or business combination opportunities, volatility of crude oil prices and grade differentials, the success of the Partnership's risk management activities, credit requirements by counterparties of the Partnership, the Partnership's ability to replace its Guaranty Facility from Salomon with a bank facility and to replace its Working Capital Facility from Bank One with another facility, any requirements for testing or changes to the Mississippi System as a result of the December spill, the final determination of the causation of the December spill and the effects of that determination on insurance coverage, and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

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

  In addition to transporting crude oil by pipeline, the Partnership transports crude oil through a fleet of owned and leased tractors and trailers. At December 31, 1999, the trucking fleet consisted of approximately 76 tractor-trailers. The trucking fleet generally hauls the crude oil to one of the approximately 127 pipeline injection stations owned or leased by the Partnership.

Item 3.  Legal Proceedings

  The Partnership is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management of the General Partner, the ultimate outcome, if any, will not have a material adverse effect on the financial condition or results of operations of the Partnership. See Note 18 of Notes to Consolidated Financial Statements.



Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the year ended December 31, 1999.

                                     PART II



Item 5.  Market for Registrant's Common Units and Related Security Holder
Matters

  The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                              Price Range
                          --------------------      Cash
                            High         Low   Distributions<F1>
                          --------    -------- ----------------
1999
----
First Quarter             $16.3125    $13.2500      $0.50
Second Quarter            $15.2500    $13.7500      $0.50
Third Quarter             $15.5000    $11.9375      $0.50
Fourth Quarter            $12.8125    $ 6.6250      $0.50

1998
----
First Quarter             $20.3750    $16.6250      $0.50
Second Quarter            $19.8750    $17.2500      $0.50
Third Quarter             $18.0000    $13.6875      $0.50
Fourth Quarter            $19.1250    $13.6250      $0.50
_____________________

<F1>  Cash distributions are shown in the quarter paid and are based on the prior quarter's activities.

  At December 31, 1999, there were 8,620,062 Common Units and 2,155,000 Subordinated OLP Units outstanding. As of December 31, 1999, there were approximately 12,000 record holders and beneficial owners (held in street name) of the Partnership's Common Units. There is no established public trading market for the Partnership's Subordinated OLP Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of the Partnership adjusted for net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, which is filed as an exhibit hereto. Distributions of Available Cash to the Subordinated Unitholders will be subject to the prior rights of the Common Unitholders to receive the Minimum Quarterly Distribution ("MQD") for each quarter during the subordination period, which will not end earlier than December 31, 2001, and to receive any arrearages in the distribution of the MQD on the Common Units for prior quarters during the subordination period.

  In connection with the Partnership's initial public offering of Common Units in December 1996, Salomon and the Partnership entered into a Distribution Support Agreement pursuant to which, among other things, Salomon agreed that it would contribute up to $17.6 million to the Partnership in exchange for Additional Partnership Interests ("APIs"), if necessary, to support the Partnership's ability to pay the MQD on Common Units. Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. At December 31, 1999, Salomon had provided $3.9 million of distribution support and provided $2.2 million additional distribution support in February 2000. After February 2000, $11.5 million remains of Salomon's distribution support commitment.

Item 6.  Selected Financial Data

     (in thousands, except per unit and volume data)

  The table below includes selected financial data for the Partnership for the years ended December 31, 1999, 1998 and 1997 and one month ended December 31, 1996 and includes the results of operations acquired from Basis and Howell. Since Basis had the largest ownership interest in the Partnership, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis was treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell's operations was treated as a purchase for accounting purposes.

                                                                                  Eleven
                                                                   One Month      Months
                                                                     Ended        Ended     Year Ended
                                    Year Ended December 31,       November 30, December 31, December 31,
                         -------------------------------------------
                            1999       1998       1997    1996 <F1>    1996        1996       1995
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
                                                         (Pro forma)         (Predecessor)(Predecessor)
                                                         (Unaudited)
Income Statement Data:
Revenues:
  Gathering & marketing
     revenues            $2,144,646 $2,216,942 $3,354,939 $4,565,834 $370,559  $3,598,107  $3,440,065
  Pipeline revenues          16,366     16,533     17,989     16,780    1,426           -           -
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
  Total revenues          2,161,012  2,233,475  3,372,928  4,582,614  371,985   3,598,107   3,440,065
Cost of sales:
  Crude cost              2,118,318  2,184,529  3,331,184  4,526,363  366,723   3,573,086   3,409,759
  Field operating costs      11,669     12,778     12,107     15,092    1,290       6,744       7,152
  Pipeline operating
   costs                      8,161      7,971      6,016      4,978      463           -           -
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
  Total cost of sales     2,138,148  2,205,278  3,349,307  4,546,433  368,476   3,579,830   3,416,911
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
Gross margin                 22,864     28,197     23,621     36,181    3,509      18,277      23,154
General and
  administrative expenses    11,649     11,468      8,557      9,470    1,363       3,316       3,658
Depreciation and
  amortization                8,220      7,719      6,300      6,834      518       1,396       4,815
Nonrecurring charge               -        373          -          -        -           -           -
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
Operating income              2,995      8,637      8,764     19,877    1,628      13,565      14,681
Interest income
  (expense), net               (929)       154      1,063         56       56         294         173
Other income (expense)          849         28         21        (74)       -         (83)       (197)
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
Net income before
  minority interests          2,915      8,819      9,848     19,859    1,684      13,776      14,657
Minority interests              583      1,763      1,968      3,970      337           -           -
                         ---------- ---------- ---------- ---------- --------  ----------  ----------
Net income <F2>          $    2,332 $    7,056 $    7,880 $   15,889 $  1,347  $   13,776  $   14,657
                         ========== ========== ========== ========== ========  ==========  ==========
Net income per common
  unit-basic and
  diluted                $     0.27 $     0.80 $     0.90 $     1.81 $   0.15         N/A         N/A
                         ========== ========== ========== ========== ========  ==========  ==========

Balance Sheet Data
  (at end of period):
Current assets           $  274,717 $  185,216 $  232,202 $  410,371 $410,371         N/A  $  279,285
Total assets                380,592    297,173    331,114    509,900  509,900         N/A     283,036
Long-term liabilities         3,900     15,800          -          -        -         N/A           -
Equity of parent                  -          -          -          -        -         N/A      (8,437)
Minority interest            30,571     29,988     28,225     26,257   26,257         N/A           -
Partners' capital            53,585     67,871     78,351     85,080   85,080         N/A           -

Other Data:
Maintenance capital
   expenditures <F3>     $    1,682 $    1,509 $    3,785 $    2,535 $    106  $    1,100  $       17
EBITDA <F4>              $   12,064 $   16,384 $   15,085 $   26,637 $  2,146  $   14,878  $   19,299
Volumes (bpd):
  Gathering and
    marketing:
  Wellhead                   93,397    114,400    104,506    116,263  120,553      83,239      83,551
  Bulk and exchange         242,992    325,468    346,760    463,054  380,354     417,939     439,060
  Pipeline                   94,048     85,594     89,117     86,557   85,874           -           -

-------------------------

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

<F2>
Net income excludes the effect of income taxes for the Predecessor.

<F3>
The General Partner estimates that capital expenditures necessary to maintain the existing asset base at current operating levels will be $2 million each year.

<F4>
EBITDA (earnings before interest expense, income taxes, depreciation and amortization and minority interests) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

  The table below summarizes the Partnership's quarterly financial data for 1999 and 1998 (in thousands, except per unit data).
                                              1999 Quarters
                                   --------------------------------------
                                     First    Second    Third     Fourth
                                   --------  --------  --------  --------
     Revenues                      $383,723  $513,388  $593,817  $670,084
     Gross margin                  $  5,769  $  6,321  $  5,461  $  5,313
     Operating income              $    698  $  1,241  $    667  $    389
     Net income                    $  1,109  $    804  $    254  $    165
     Net income per Common
        Unit-basic and diluted     $   0.13  $   0.09  $   0.03  $   0.02

                                              1998 Quarters
                                   --------------------------------------
                                     First    Second    Third     Fourth
                                   --------  --------  --------  --------
     Revenues                      $650,257  $561,813  $526,442  $494,963
     Gross margin                  $  6,336  $  6,047  $  8,432  $  7,382
     Operating income              $  1,962  $    889  $  3,365  $  2,421
     Net income                    $  1,728  $    811  $  2,662  $  1,855
     Net income per Common
       Unit-basic and diluted      $   0.20  $   0.09  $   0.30  $   0.21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

  Results of Operations

     Selected financial data for this discussion of the results of operations follows, in thousands.

                                   Years Ended December 31,
                             ------------------------------------
                                1999         1998         1997
                             ----------   ----------   ----------
  Revenues
    Gathering & marketing    $2,144,646   $2,216,942   $3,354,939
    Pipeline                 $   16,366   $   16,533   $   17,989

  Gross margin
    Gathering & marketing    $   14,659   $   19,635   $   11,648
    Pipeline                 $    8,205   $    8,562   $   11,973

  General and administrative
    expenses                 $   11,649   $   11,468   $    8,557

  Depreciation and
    amortization             $    8,220   $    7,719   $    6,300

  Operating income           $    2,995   $    8,637   $    8,764

  Interest income
    (expense), net           $     (929)  $      154   $    1,063

  Other income (expense)     $      849   $       28   $       21

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

     Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

       Gross Margin. Gathering and marketing gross margins decreased $4.9 million or 25% to $14.7 million for the year ended December 31, 1999, as compared to $19.6 million for the year ended December 31, 1998. The decline in gross margin is primarily attributed to lower volumes purchased at the wellhead and in bulk at major trade locations.

       In 1999, the Partnership's average wellhead volumes declined approximately 21,000 barrels per day. Wellhead purchases fell from an average of 114,000 barrels per day in 1998 to 93,000 barrels per day in 1999.

       The decline in wellhead volumes began during the second half of 1998 in response to weakening crude oil prices. Volumes declined from 118,000 barrels per day during the first half of the year to 111,000 barrels per day during the second half of the year. A large contract with Pioneer Natural Resources expired at the end of 1998, reducing volumes at the beginning of 1999 by an additional 21,000 barrels per day. The loss of the Pioneer volumes and continued declines associated with low crude oil prices cut wellhead volume during the first half of 1999 to an average of 89,000 thousand barrels per day. The Partnership increased wellhead volumes during the second half of 1999 by competitive marketing efforts. Wellhead purchases increased to 92,000 barrels per day during the third quarter and to 99,000 thousand barrels per day for the fourth quarter.

       The Partnership's lease business feeds into its marketing and exchange activities. The decline in wellhead volumes, as well as significant changes in price relationships for various grades, locations and timing of delivery of crude oil, resulted in lower bulk and exchange volumes in 1999. Bulk and exchange volumes declined 82,000 barrels per day, dropping from 325,000 barrels per day in 1998 to 243,000 barrels per day in 1999.

       Gathering and marketing gross margins in 1999 were positively impacted by a widening spread between the price of crude oil paid at the wellhead and the price of crude oil at the point of sale, as crude oil inventories declined and refinery demand for prompt supply improved. The Partnership also implemented changes in its operations in response to declining wellhead volumes that reduced field operating costs by $1.1 million.

       Pipeline gross margin decreased $0.4 million or 4% to $8.2 million for the year ended December 31, 1999, as compared to $8.6 million for the year ended December 31, 1998. Although average daily volumes increased 10%, the average length of the pipeline movement was shorter, resulting in less tariff income. Pipeline operating costs increased due to increased expenditures for corrosion control and the costs associated with the spill the Partnership had from its Mississippi System in December 1999.

       General and administrative expenses. General and administrative expenses increased $0.2 million in 1999 over the 1998 level. This increase can be attributed to expenditures related to addressing the Year 2000 issue in 1999, totaling $0.4 million that were charged to general and administrative expenses. This increase in costs for the Year 2000 issue was partially offset by small decreases in a number of areas.

       Depreciation and amortization. In April 1998, the Partnership acquired the gathering and marketing assets of Falco S&D, Inc. ("Falco"). Twelve months of depreciation and amortization on these assets is included in 1999, while 1998 only included depreciation and amortization from the date of acquisition. The increase of $0.5 million in depreciation and amortization to $8.2 million for the year ended December 31, 1999, resulted primarily from this asset acquisition.

       Interest income (expense), net. In 1998, the Partnership had net interest income of $0.2 million. In 1999, the Partnership had net interest expense of $0.9 million. This difference of $1.1 million is attributable to increased borrowings by the Partnership in 1998 to acquire the Falco assets and to acquire a pipeline near West Columbia, Texas. As these acquisitions occurred, the Partnership had less available funds and increased its borrowings under its loan agreement. The borrowings were outstanding throughout 1999. Additionally, market interest rates, as evidenced by the prime rate, rose during 1999 by 0.75%, also increasing the Partnership's interest costs.

       Other income (expense). In 1999, the Partnership recognized a gain of $0.9 million as a result of the sale of excess tractors and trailers.

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

       Gross Margin. Gathering and marketing gross margins increased $7.9 million or 68% to $19.6 million for the year ended December 31, 1998, as compared to $11.7 million for the year ended December 31, 1997. The increase in gross margin can be attributed to the acquisition of the gathering and marketing assets of Falco in April 1998 and improvements in the relationships between various market prices during 1998, allowing the Partnership to apply its risk management techniques to forward purchases and sales opportunities to increase gross margin.

       By the end of 1998, price levels for crude oil had declined approximately 39% from prices at the beginning of 1998. While the decline in price levels, as previously stated, does not directly impact the Partnership's gross margins, the decline generally does reduce the quantities of crude oil available for purchase at the wellhead due to curtailed production and drilling activity. Through the acquisition of the gathering and marketing assets of Falco in April 1998, the Partnership was able to improve its average wellhead volumes over 1997 levels, although volumes in the fourth quarter had declined to an average of 107,758 barrels per day.

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

  Liquidity and Capital Resources

     Cash Flows

       Net cash provided by operations was $10.1 million for the year ended December 31, 1999 as compared to $16.4 million for the year ended December 31, 1998. The decrease in cash flow in 1999 was due primarily to the reduction in the Partnership's gross margin.

       Net cash used in investing activities was $1.3 million and $17.5 million for the years ended December 31, 1999 and 1998, respectively. In 1999, the Partnership expended $2.7 million on property additions and received $1.0 million from the sale of excess trucking equipment. In 1998, the Partnership acquired the gathering and marketing assets of Falco, a pipeline near West Columbia, Texas, and other pipeline property additions.

       Net cash used in financing activities was $9.8 million and $3.0 million for the years ended December 31, 1999 and 1998, respectively. In 1999 and 1998, the Partnership paid distributions to the Common Unitholders and the General Partner totaling $17.6 million. In 1999, the Partnership received $3.9 million of Distribution Support from Salomon. The Partnership also paid $0.3 million and $1.2 million in 1999 and 1998, respectively, to acquire Common Units in the open market for treasury, some of which were subsequently reissued under the Restricted Unit Plan. Cash flows from financing activities were provided by borrowings in the amount of $4.1 million and $15.8 million under the loan agreement in 1999 and 1998, respectively.

     Capital Expenditures

       In 1999, the Partnership expended $2.7 million for capital expenditures, with $1.7 million of that amount for maintenance capital expenditures. Business expansion project expenditures totaled $1 million for various small projects.

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

       In 1997, the Partnership made a one-time expenditure of $1.5 million for furnishings for new offices. Additionally, the Partnership expended $2.3 million for capital expenditures relating to its existing operations and $2.2 million for project additions. The principal project addition related to expenditures that enabled the Partnership to transport crude from a new area in Texas in its pipeline.

     Working Capital and Credit Resources

       Pursuant to the Master Credit Support Agreement, Salomon is providing credit support in the form of a Guaranty Facility in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $300 million for the year ending December 31, 2000 (to be reduced in each case by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership is required to pay a guaranty fee to Salomon which will increase over the remaining year, thereby increasing the cost of the credit support provided to the Partnership under the Guaranty Facility.

       At December 31, 1999, the aggregate amount of obligations covered by guarantees was $164 million, including $72 million in payable obligations and $92 million in estimated crude oil purchase obligations for January 2000.

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

       At December 31, 1999, the Partnership had $19.9 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at December 31, 1999. At December 31, 1999, $15.1 million was available to be borrowed under the Loan Agreement.

       Management of the Partnership has entered into discussions with a bank regarding replacement of the Bank One Loan Agreement with a long-term facility. Based upon these discussions, management expects that it will be able to replace the Loan Agreement with a long-term facility subject to similar terms. If the Partnership is unable to complete the replacement agreement noted above, then other options will be pursued, some of which may have terms not as favorable to the Partnership, including increasing costs and pledging additional collateral. While management believes that it will be able to replace the Loan Agreement on a long-term basis prior to its maturity, there can be no assurance that it will be able to do so.

       There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2000. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. Further, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

       Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. In 1999, the Partnership utilized $3.9 million of the distribution support from Salomon. An additional $2.2 million of distribution support was utilized in February 2000. After the distribution in February 2000, $6.1 million of distribution support has been utilized, and $11.5 million remains available through December 31, 2001 or until such amount is fully utilized, whichever comes first. Based on current market conditions, management of the General Partner expects to continue using distribution support at levels similar to recent support requirements. Management expects that distribution support will be fully utilized before its expiration at the end of 2001.

       Any APIs purchased by Salomon are not entitled to cash distributions or voting rights. The APIs will be redeemed if and to the extent that Available Cash for any future quarter exceeds an amount necessary to distribute the MQD on all Common Units and Subordinated OLP Units and to eliminate any arrearages in the MQD on Common Units for prior periods.

       In 1999 and 1998, the Partnership paid total distributions of $2.00 per unit to the Common Unitholders and the General Partner. This amount represented distributions for the period from October 1, 1997 to September 31, 1999. A distribution of $0.50 per unit, applicable to the fourth quarter of 1999, was paid on February 14, 2000 to holders of record on January 30, 2000. In 1997, the Partnership paid total distributions of $1.66 per unit, representing distributions for the period from the Partnership's inception in December
1996 through September 30, 1997.

     Crude Oil Spill

       On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi and entered a creek nearby. The oil then flowed into the Leaf River.

       The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. At February 1, 2000, the spill had been substantially cleaned up, with ongoing maintenance and reduced clean-up activity expected to occur for several more months.

       The estimated cost of the spill clean-up is expected to be $17 million. A final determination as to the cause of the spill has not been completed. The incident was reported to insurers, and incurred costs related to the clean-up efforts have been reimbursed or approved for reimbursement by the insurers.
The insurers, however, have reserved the right to claim the return of the insurance proceeds should the final determination of cause be a cause not covered by the insurance policies. Based on its review of the policies and its understanding of the facts associated with the spill, management of the General Partner believes that the costs of the spill are covered by insurance and collection of the receivable is probable.

       In its 1999 financial statements, the Partnership charged to expense the deductible of $50,000, recorded a liability for the $17 million of estimated clean-up costs and recorded a receivable from the insurance company for the insurance proceeds. Should the ultimate determination of the cause of the spill prove not to be covered by insurance, the Partnership will be required to write off the receivable of $17 million.

       As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be reimbursed by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amounts of such fines, or whether such governmental agencies would prevail in imposing such fines.

       The segment of the Mississippi System where the spill occurred has been temporarily shut down and will not be returned to service until regulators give their approval. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart that segment of the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes.

       If the costs of testing or changes are too high, that segment of the system may not be restarted. If this part of the Mississippi System is taken out of service, annual tariff revenues would be reduced by approximately $0.6 million and the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $6.0 million.

     Current Business Conditions

       Despite significant increases in crude oil prices since the first quarter of 1999, U.S. onshore crude oil production volumes have not improved. Further, management of the General Partner has not seen significant improvement in the drilling and workover rig counts that would indicate that producers are expending capital to increase production. The first sign of recovery is normally an increase in the number of workover rigs, the rigs used for jobs that increase production from existing wells. In 1998, the monthly average number of workover rigs operating in the Partnership's primary operating areas was 653 rigs. That count dropped to 497 in 1999. Similarly, the average number of rotary rigs being utilized in the Partnership's primary operating areas to find or develop oil or natural gas declined from 386 rigs in 1998 to 275 rigs in 1999. Management of the General Partner believes that producers that survived the price downturn in 1998 and early 1999 by borrowing from banks or utilizing cash reserves are using the increased cash flow from higher prices to repay debt and replenish cash. Although there has been some increase in the number of drilling and workover rigs being utilized in the Partnership's primary operating areas during the early part of 2000, management of the General Partner expects that this increased activity is more likely to have the effect of reducing natural production declines rather than significantly increasing wellhead volumes in its operating areas.

       The Partnership's improved volumes during 1999 were due primarily to obtaining existing production through competitive marketing efforts. Increased competition for existing production generally results in lower margins per barrel. Therefore, the Partnership expects production obtained through competitive marketing efforts will result in incrementally lower gross margins per barrel.

       As crude oil prices rise, the Partnership's utilization of, and cost of credit under, the Guaranty Facility increases with respect to the same volume of business. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities due to the $300 million limit of the Guaranty Facility. The cost of operating the Partnership's trucking fleet also rises as fuel costs rise.

       Additionally, as prices rise, the Partnership may have to increase the amount of its Working Capital Facility in order to have funds available to meet margin calls on the NYMEX and to fund inventory purchases. No assurances can be made that the Partnership would be able to increase the size of its Working Capital Facility or that changes to the terms of such increased Working Capital Facility would not have a material impact on the results of operations or cash flows of the Partnership.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At December 31, 1999, the Partnership used futures, forward and options contracts exclusively in its hedging program with the latest contract being settled in January 2001. Information about these contracts is contained in the table set forth below.

                                     Sell (Short)  Buy (Long)
                                      Contracts     Contracts
                                     -----------   ----------
     Crude Oil Inventory
       Volume (1,000 bbls)                  17
       Carrying value                 $    424
       Fair value                     $    424

     Commodity Futures Contracts:
       Contract volumes (1,000 bbls)    12,665       13,132
       Weighted average price per bbl $  23.26       $22.75
       Contract value (in thousands)  $294,617     $298,715
       Fair value (in thousands)      $313,937     $316,640

     Commodity Forward Contracts:
       Contract volumes (1,000 bbls)     4,830        4,090
       Weighted average price per bbl $  25.50     $  24.81
       Contract value (in thousands)  $123,173     $101,492
       Fair value (in thousands)      $122,500     $102,555

     Commodity Option Contracts:
       Contract volumes (1,000 bbls)     1,960
       Weighted average strike price
         per bbl                      $   3.15
       Contract value (in thousands)  $    363
       Fair value (in thousands)      $    390

     The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the December 31, 1999 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

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

               Name        Age                Position
       -----------------   ---   --------------------------------------------
       A. Richard Janiak    53   Director and Chairman of the Board
       Mark J. Gorman       46   Director, Chief Executive Officer and
                                   President
       John P. vonBerg      46   Director, Vice Chairman of the Board,
                                   and Executive Vice President, Trading and
                                   Price Risk Management
       Michael A. Peak      46   Director
       Robert T. Moffett    48   Director
       Herbert I. Goodman   77   Director
       J. Conley Stone      68   Director
       John M. Fetzer       46   Executive Vice President
       Ross A. Benavides    46   Chief Financial Officer, General Counsel
                                   and Secretary
       Ben F. Runnels       59   Vice President, Trucking Operations
       Kerry W. Mazoch      53   Vice President, Crude Oil Acquisitions

  A. Richard Janiak has served as Director and Chairman of the Board of the General Partner since June 1999. He is a Managing Director of Salomon Smith Barney Inc., where he has served in various investment banking and management positions since 1970.

  Mark J. Gorman has served as a Director of the General Partner since December 1996 and as President and Chief Executive Officer since October 1999. From December 1996 to October 1999 he served as Executive Vice President and as Chief Operating Officer from October 1997 to October 1999. He was President of Howell Crude Oil Company, a wholly-owned subsidiary of Howell Corporation, from September 1992 to December 1996. Prior to joining Howell, Mr. Gorman worked for Marathon Oil Company ("Marathon") for fifteen years in various capacities in Crude Oil Acquisition and Finance and Administration, including Manager of Crude Oil Purchases and Sales and Manager of Crude Oil Trading and Risk Management.

  John P. vonBerg has served as a Director of the General Partner since December 1996 and as Vice Chairman of the Board and Executive Vice President, Trading and Price Risk Management, since October 1999. From December 1996 to October 1999, he served as President and Chief Executive Officer of the General Partner. He was Vice President of Crude Oil Gathering, Domestic Supply and Trading, for Basis and its predecessor, Phibro

USA, from January 1994 to December 1996. He managed the Gathering and Domestic Trading and Commercial Support functions for Phibro USA during 1993. Prior to 1993, Mr. vonBerg worked for Marathon for 13 years in various capacities, including Product Trading, Risk Management, Crude Oil Purchases and Sales, Finance, Auditing and Operations.

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

  Robert T. Moffett became a Director of the General Partner in February 1999. He has held the position of Vice President, General Counsel and Secretary of Howell since December 1996. He was Vice President and General Counsel of Howell from January 1995 to December 1996. Mr. Moffett joined Howell as General Counsel in September 1992. From 1987 to 1992, Mr. Moffett was a partner in Moffett and Brewster, an oil and gas investment firm.

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

  John M. Fetzer has served as Executive Vice President since October 1999. He was Senior Vice President, Crude Oil, for the General Partner since December 1996. He served in the same capacity for Howell Crude Oil Company from September 1994 to December 1996. From 1993 to September 1994, Mr. Fetzer was a private investor and a consultant and expert witness in oil and gas related matters. He held the positions of Senior Vice President, Marketing, from 1991 to 1993 and Vice President of Crude Oil Trading from 1986 to 1991 at Enron Oil Trading and Transportation. From 1981 to 1986, Mr. Fetzer served as Manager, Crude Oil Trading for UPG Falco and P&O Falco, which later became Enron Oil Trading and Transportation. Prior to joining P&O Falco he held various financial and commercial positions with Marathon, which he joined in 1976.

  Ross A. Benavides has served as Chief Financial Officer of the General Partner since October 1998. He has served as General Counsel and Secretary since December 1999. He served as Tax Counsel for Lyondell Petrochemical Company ("Lyondell") from May 1997 to October 1998. Prior to joining Lyondell, he was Vice President of Basis from June 1996 to May 1997 and Tax Director of Basis from May 1994 to May 1996. From March 1990 to April 1994, he served as Tax Manager for Lyondell.

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

  Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 1999 its officers and directors complied with all applicable filing requirements in a timely manner.

  Representatives of Salomon and Howell and officers of the General Partner do not receive any additional compensation for serving Genesis Energy, L.L.C., as members of the Board of Directors or any of its committees. Each of the independent directors receives an annual fee of $30,000.

Item 11.  Executive Compensation

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

  The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 1999, 1998 and 1997 to the Chief Executive Officer and each of Genesis' four other most highly compensated executive officers (the "Named Officers").

                           Summary Compensation Table

                                                                              Long-Term
                                                 Annual Compensation        Compensation
                                          --------------------------------  ------------
                                                                               Awards
                                                                            ------------
                                                               Other Annual  Restricted     All Other
                                           Salary       Bonus  Compensation Stock Awards  Compensation
Name and Principal Position   Year           $             $         $<F1>        $             $
---------------------------   ----        -------       ------   ---------  ------------  -----------
Mark J. Gorman                1999        236,000<F2>        -      -               -         9,600 <F3>
  Chief Executive Officer     1998        230,000       37,500      -         570,891<F5><F6> 9,600 <F3>
    and President             1997        212,500       37,500      -               -         9,550 <F13>

John P. vonBerg               1999        410,000<F2>        -      -               -         9,600 <F3>
  Executive Vice President,   1998        350,000            -      -         570,891<F5><F7> 9,600 <F3>
    Trading and Price Risk    1997        350,000       50,000      -               -         9,550 <F13>
    Management

John M. Fetzer                1999        211,000<F2>        -      -               -         9,600 <F3>
  Executive Vice President    1998        200,000       37,500      -         570,891<F5><F8> 9,600 <F3>
                              1997        200,000       37,500      -               -         9,550 <F13>

Kerry W. Mazoch               1999        166,000            -      -               -         9,600 <F3>
  Vice President, Crude       1998        166,000       25,000      -         231,057<F5><F9> 4,800 <F10>
    Oil Acquisitions          1997         62,250       15,000      -               -         1,743 <F14>

Ross A. Benavides             1999        150,000            -      -               -         9,586 <F4>
  Chief Financial Officer,    1998         31,700       10,000      -         185,000<F11>    1,904 <F12>
  General Counsel and
  Secretary

  <F1>
  No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

  <F2>
  Annual salary for the year 2000 is $270,000.

  <F3>
  Includes $4,800 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.

  <F4>
  Includes $4,793 of Company-matching contributions to a defined contribution plan and $4,793 of profit-sharing contributions to a defined contribution plan.

  <F5>
  Restricted units were awarded to the Named Officer on January 27, 1998. Under the terms of the Amended and Restated Restricted Unit Plan, the award will vest in increments of one-third annually beginning on December 8, 1998. The vested units cannot be sold until one year after vesting. Prior to vesting, distributions will be paid on restricted units any time distributions are paid on the Subordinated
  OLP Units. After vesting, the Named Officer will receive distributions whenever distributions are paid to the Common Unitholders.

  <F6>
  Mr. Gorman received an award of 29,090 restricted units. At December 31, 1999, Mr. Gorman had 19,293 vested restricted units with a value of $155,550 (determined using closing market price of unrestricted units on December 31, 1999). He had 6,842 unvested restricted units with a value of $55,164. Mr. Gorman relinquished 2,855 of the units that vested in 1999 and 1998, respectively, so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

  <F7>
  Mr. vonBerg received an award of 29,090 restricted units. At December 31, 1999, Mr. vonBerg had 12,558 vested restricted units with a value of $101,249 (determined using closing market price of unrestricted units on December 31, 1999). He had 6,842 unvested restricted units with a value of $55,164. Mr. vonBerg relinquished 3,980 and 2,855 of the units that vested in 1999 and 1998, respectively, so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

  <F8>
  Mr. Fetzer received an award of 29,090 restricted units. At December 31, 1999, Mr. Fetzer had 19,293 vested restricted units with a value of $155,550 (determined using closing market price of unrestricted units on December 31, 1999). He had 6,842 unvested restricted units with a value of $55,164. Mr. Fetzer relinquished 2,855 of the units that vested in 1999 and 1998 so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

  <F9>
  Mr. Mazoch received an award of 12,121 restricted units. At December 31, 1999, Mr. Mazoch had 5,702 vested restricted units with a value of $45,972 (determined using closing market price of unrestricted units on December 31, 1999). He had 4,041 unvested restricted units with a value of $32,581. Mr. Mazoch relinquished 1,189 of the units that vested in 1999 and 1998 so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

  <F10>
  Includes $4,800 of profit-sharing contributions to a defined contribution plan.

  <F11>
  Mr. Benavides received an award of 10,000 restricted units on October 27, 1998. Under the terms of the Amended and Restated Restricted Unit Plan, the award will vest in increments of one-third annually beginning on December 8, 1999. The vested units cannot be sold until one year after vesting. Prior to vesting, distributions will be paid on restricted units any time distributions are paid on the Subordinated OLP Units. After vesting, and Named Officer will receive distributions whenever distributions are paid to the Common Unitholders. At December 31, 1999, Mr. Benavides had 1,965 vested restricted units with a value of $15,843 (determined using closing market price of unrestricted units on December 31, 1999). He had 6,667 unvested restricted units with a value of $53,753. Mr. Benavides relinquished 1,368 of the units that vested in 1999 so that the value of the units on the vesting date ($6.6875 per unit) could be used to pay federal income taxes owed on the vested portion of the award.

  <F12>
  Includes $952 of Company matching contributions to a defined contribution plan and $952 of profit-sharing contributions to a defined contribution plan.

  <F13>
  Includes $4,750 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.

  <F14>
  Includes $1,743 of profit-sharing contributions to a defined contribution plan.


  Employment and Severance Agreements

     At formation, the General Partner entered into employment agreements with the following executive officers: Mr. vonBerg, Mr. Gorman, Mr. Fetzer and Mr. Runnels. When Mr. Benavides was employed, the General Partner entered into an employment agreement with him. The agreements with Mr. Gorman, Mr. vonBerg and Mr. Fetzer expired December 31, 1999 and were replaced with severance agreements. The initial agreement with Mr. Runnels expired December 31, 1999; however, the General Partner exercised its option to extend the agreement for an additional two years. The agreement with Mr. Benavides expires in October 2000. The agreement with Mr. Runnels has five additional optional extension terms of one year each ("Extension Terms"). The agreements with Mr. Runnels and Mr. Benavides include the following additional provisions: (i) an annual base salary, (ii) eligibility to participate in the Restricted Unit Plan (including the allocation of Initial Restricted Units) and Incentive Compensation Plan described below, (iii) confidential information and noncompetition provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance compensation under certain circumstances. Severance compensation applicable under the employment agreements for an involuntary termination during the Initial Term and Extension Terms (other than a termination for cause, as defined in the agreements) will include payment of the greater of (i) the base salary for the balance of the applicable term, or (ii) one year's base salary then in effect and, in addition, the executive will be entitled to receive incentive compensation payable to the executive in accordance with the Incentive Plan. Upon expiration or termination of the agreement, the confidential information and noncompetition provisions will continue until the earlier of one year after the date of termination or the remainder of the unexpired term, but in no event for less than six months following the expiration or termination.

     The severance agreements with Mr. Gorman, Mr. vonBerg and Mr. Fetzer include the following provisions should there be a Change in Control (defined as a sale of substantially all of the Partnership's assets or a change in the ownership of fifty percent or more of the General Partner): (i) a lump sum payment of $270,000 for Mr. Gorman and Mr. Fetzer and $420,000 for Mr. vonBerg,
(ii) immediate vesting of any unvested awards under the Restricted Unit Plan and
(iii) payment of any incentive compensation payable to the executive in accordance with the Incentive Plan. These provisions also apply to an involuntary termination of the executive (other than a termination for cause, as defined in the agreements). The severance agreements terminate on December 31, 2000, provided, however, that the benefits under the severance agreements apply through July 1, 2001.

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

     One-third of the Restricted Units allocated to each individual vest annually beginning in December 1998. The remaining rights to receive 51,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The Partnership knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership. As set forth below, certain beneficial owners own interests in the General Partner of the Partnership as of February 29, 2000.

                                                               Amount and Nature
                                    Name and Address          of Beneficial Ownership  Percent
       Title of Class              of Beneficial Owner         as of January 1, 2000   of Class
  ------------------------  ---------------------------------  ---------------------   --------
  General Partner Interest  Genesis Energy, L.L.C.                      1 <F1>          100.00
                            500 Dallas, Suite 2500
                            Houston, TX  77002

  General Partner Interest  Salomon Smith Barney Holdings Inc.          1 <F1>          100.00
                            Seven World Trade Center
                            New York, NY  10048
  _____________________

  <F1>
  Salomon owns Genesis Energy, L.L.C.   The reporting of the General Partner
     interest shall not be deemed to be a concession that such interest represents a security.

  The following table sets forth certain information as of February 29, 2000, regarding the beneficial ownership of the Common Units by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                           Amount and Nature of Beneficial Ownership
                                          --------------------------------------------
                                          Sole Voting and  Shared Voting and  Percent
     Title of Class            Name       Investment Power  Investment Power  of Class
  --------------------  ----------------- ----------------  ----------------  --------
  Genesis Energy, L.P.  A. Richard Janiak          -                -             -
  Common Unit           Mark J. Gorman        18,683                -             *
                        John P. vonBerg       18,558                -             *
                        Michael A. Peak       25,420                -             *
                        Robert T. Moffett          -                -             -
                        Herbert I. Goodman     2,000                -             *
                        J. Conley Stone        1,000                -             *
                        John M. Fetzer        18,683                -             *
                        Kerry W. Mazoch        5,702                -             *
                        Ross A. Benavides      4,965                -             *

                        All directors and
                          executive officers
                          as a group (11 in
                          number)            100,073                -             1
  ------------------
  * Less than 1%


  The above table includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

Item 13.  Certain Relationships and Related Transactions

  See Note 12 to the Consolidated Financial Statements for information regarding certain transactions between Genesis and the General Partner, Salomon, Howell and their subsidiaries and affiliates.

  Salomon and Howell own 1,163,700 and 991,300 Subordinated OLP Units, respectively, representing a 10.58% and 9.01% limited partner interest in GCOLP. During 1999, Salomon and Howell owned 54% and 46%, respectively, of the General Partner. Effective February 28, 2000, Salomon acquired Howell's 46% interest in the General Partner. Through its control of the General Partner, Salomon has the ability to control the management of the Partnership and GCOLP.

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

  Distribution Support Agreement. To further enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units with respect to each quarter through the quarter ending December 31, 2001, Salomon has agreed in the Distribution Support Agreement, subject to certain limitations, to contribute or cause to be contributed cash, if necessary, to the Partnership in return for APIs. Salomon's obligation to purchase APIs is limited to a maximum amount outstanding at any one time equal to $17.6 million. As of December 31, 1999, $3.9 million of the Distribution Support had been utilized and an additional $2.2 million was utilized in February 2000. $11.5 million remains available for periods after February 2000. The Unitholders have no independent right separate and apart from the Partnership to enforce obligations of Salomon under the Distribution Support Agreement.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) and (2)  Financial Statements and Financial Statement Schedules

  See "Index to Consolidated Financial Statements" set forth on page Error! Bookmark not defined..

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

**     10.2 First Amendment to Purchase & Sale and Contribution &
            Conveyance Agreement

**     10.3 Distribution Support Agreement among the Operating Partnership and Salomon Inc

**     10.4 Master Credit Support Agreement among the Operating
            Partnership, Salomon Inc and Basis

**     10.5 Redemption and Registration Rights Agreement among Basis,
            Howell, certain Howell subsidiaries, Genesis and the Operating Partnership

       10.7 Non-competition Agreement among Genesis, the Operating Partnership, Salomon Inc, Basis and Howell (incorporated by reference to Exhibit 10.6 to Registration Statement, File No. 333-11545)

       10.8 Severance Agreement between Genesis Energy, L.L.C. and John P. vonBerg (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 1999)

       10.9 Severance Agreement between Genesis Energy, L.L.C. and Mark J. Gorman (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 1999)

      10.10 Severance Agreement between Genesis Energy, L.L.C. and
            John M. Fetzer (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 1999)

      10.11 Employment Agreement between Genesis Energy, L.L.C. and
            Ross A. Benavides (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 1998)

**    10.12 Employment Agreement between Genesis Energy, L.L.C. and
            Ben F. Runnels

      10.13 Extension of Employment Agreement between Genesis Energy,
            L.L.C. and Ben F. Runnels, (incorporated by reference to Exhibit
            10.6 to Form 10-Q for the quarterly period ended September 30,
            1999)

      10.14 Office Lease at One Allen Center between Trizec Allen
            Center Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

      10.15 Third Amendment to Master Credit Support Agreement
            (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

      10.16 Sixth Amendment to Master Credit Support Agreement
            (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 1997)

      10.17 Tenth Amendment to Master Credit Support Agreement
            (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 1999)

      10.18 Eleventh Amendment to Master Credit Support Agreement
            (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1999)

      10.19 Amended and Restated Restricted Unit Plan (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1997)

      10.20 Agreement by and between Genesis Crude Oil, L.P. and Bank
            One, Texas, N.A. dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1998)

      10.21 Amendment No. 1 to Loan Agreement by and between Genesis
            Crude Oil, L.P. and Bank One, Texas, N.A. dated as of August 14, 1998 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 1998)

      10.22 Amendment No. 2 to Loan Agreement by and between Genesis
            Crude Oil, L.P. and Bank One, Texas, N.A. dated as of August 14, 1998 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998)

      10.23 Credit Agreement dated as of March 29, 2000, between
            Genesis Crude Oil, L.P. and Certain Lenders, with Paribas as Agent

       11.1 Statement Regarding Computation of Per Share Earnings (See Note 3 to the Consolidated Financial Statements - "Net Income Per Common Unit")

*      21.1 Subsidiaries of the Registrant

*      27   Financial Data Schedule

     ----------------------

     *    Filed herewith

     ** Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

  (b)  Reports on Form 8-K

     None.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March, 2000.



                                GENESIS ENERGY, L.P.

                                (A Delaware Limited Partnership)



                             By:  GENESIS ENERGY, L.L.C., as

                                  General Partner





                             By:/s/  Mark J. Gorman
                                ------------------------
                                Mark J. Gorman
                                Chief Executive Officer and President



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.




   /s/ Mark J. Gorman   Director, Chief Executive Officer       March 27, 2000
   ----------------------
    Mark J. Gorman             and President
                       (Principal Executive Officer)



   /s/ Ross A. Benavides   Chief Financial Officer,             March 27, 2000
   ----------------------
   Ross A. Benavides        General Counsel and
                                 Secretary
                          (Principal Financial and
                            Accounting Officer)



   /s/ A. Richard Janiak  Chairman of the Board and             March 27, 2000
   ----------------------
   A. Richard Janiak              Director



   /s/ Herbert I. Goodman          Director                     March 27, 2000
   ----------------------
   Herbert I. Goodman



   /s/ J. Conley Stone             Director                     March 27, 2000
   ----------------------
   J. Conley Stone



   /s/ Michael A. Peak             Director                     March 27, 2000
   ----------------------
   Michael A. Peak



   /s/ Robert T. Moffett           Director                     March 27, 2000
   ----------------------
   Robert T. Moffett



   /s/ John P. vonBerg  Vice Chairman, Director, and Executive  March 27, 2000
   ---------------------
   John P. vonBerg     Vice President, Trading and Price
                              Risk Management

                              GENESIS ENERGY, L.P.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                  31

Consolidated Balance Sheets, December 31, 1999 and 1998                   32

Consolidated Statements of Operations for the Years Ended December
 31, 1999, 1998 and 1997                                                  33

Consolidated Statements of Cash Flows for the Years Ended December
 31, 1999, 1998 and 1997                                                  34

Consolidated Statements of Partners' Capital for the Years Ended
 December 31, 1999, 1998 and 1997                                         35

Notes to Consolidated Financial Statements                                36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genesis Energy, L.P.:

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P., (a Delaware limited partnership) as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                 ARTHUR ANDERSEN LLP


Houston, Texas
March 2, 2000

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                           December 31, December 31,
                                               1999        1998
                                           ------------ ------------
               ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $  6,664  $  7,710
     Accounts receivable -
          Trade                               241,529   167,600
          Related party                         7,030     4,634
     Inventories                                  404     1,966
     Other                                     19,090     3,306
                                             --------  --------
          Total current assets                274,717   185,216

FIXED ASSETS, at cost                         116,332   119,310
     Less:  Accumulated depreciation          (22,419)  (20,707)
                                             --------  --------
     Net fixed assets                          93,913    98,603

OTHER ASSETS, net of amortization              11,962    13,354
                                             --------  --------
TOTAL ASSETS                                 $380,592  $297,173
                                             ========  ========

     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current portion of long-term debt       $ 19,900  $      -
     Accounts payable -
          Trade                               251,742   172,143
          Related party                         1,604     6,200
     Accrued liabilities                       19,290     5,171
                                             --------  --------
          Total current liabilities           292,536   183,514

LONG-TERM DEBT                                      -    15,800

COMMITMENTS AND CONTINGENCIES (Note 18)

ADDITIONAL PARTNERSHIP INTERESTS                3,900         -

MINORITY INTERESTS                             30,571    29,988

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued;
       8,620 and 8,604 units outstanding
       at December 31, 1999 and 1998,
       respectively                            52,574    66,832
     General partner                            1,051     1,357
                                             --------  --------
          Subtotal                             53,625    68,189
     Treasury units, 5 and 21 units at
       December 31, 1999 and 1998,
       respectively                               (40)     (318)
                                             --------  --------
          Total partners' capital              53,585    67,871
                                             --------  --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $380,592  $297,173
                                             ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                           Year Ended December 31,
                                                     ---------------------------------
                                                        1999        1998       1997
                                                     ----------  ---------- ----------
REVENUES:
 Gathering and marketing revenues
          Unrelated parties                          $2,067,451  $2,178,224 $2,911,333
          Related parties                                77,195      38,718    443,606
     Pipeline revenues                                   16,366      16,533     17,989
                                                     ----------  ---------- ----------
          Total revenues                              2,161,012   2,233,475  3,372,928
COST OF SALES:
     Crude costs, unrelated parties                   2,043,506   2,141,715  3,147,694
     Crude costs, related parties                        74,812      42,814    183,490
     Field operating costs                               11,669      12,778     12,107
     Pipeline operating costs                             8,161       7,971      6,016
                                                     ----------  ---------- ----------
          Total cost of sales                         2,138,148   2,205,278  3,349,307
                                                     ----------  ---------- ----------
GROSS MARGIN                                             22,864      28,197     23,621
EXPENSES:
     General and administrative                          11,649      11,468      8,557
     Depreciation and amortization                        8,220       7,719      6,300
     Nonrecurring charges                                     -         373          -
                                                     ----------  ---------- ----------
OPERATING INCOME                                          2,995       8,637      8,764
OTHER INCOME (EXPENSE):
     Interest income                                        156         421      1,190
     Interest expense                                    (1,085)       (267)      (127)
     Other, net                                             849          28         21
                                                     ----------  ---------- ----------
Net income before minority interests                      2,915       8,819      9,848

Minority interests                                          583       1,763      1,968
                                                     ----------  ---------- ----------
NET INCOME                                           $    2,332  $    7,056 $    7,880

NET INCOME PER COMMON UNIT- BASIC AND DILUTED        $     0.27  $     0.80 $     0.90
                                                     ==========  ========== ==========

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING       8,604       8,606      8,625
                                                     ==========  ========== ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                          Year Ended December 31,
                                                         1999      1998      1997
                                                       --------  -------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $  2,332  $  7,056 $   7,880
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities -
          Depreciation                                    6,832     6,529     5,820
          Amortization of intangible assets               1,388     1,190       480
          (Gain) loss on disposal of assets                (849)      269       (21)
          Minority interests equity in earnings             583     1,763     1,968
          Other noncash charges                           1,459     1,503        66
          Changes in components of working capital -
               Accounts receivable                      (76,325)   37,635   178,938
               Inventories                                1,562     1,384     1,257
               Other current assets                     (15,784)      182    (2,092)
               Accounts payable                          75,003   (39,648) (172,761)
               Accrued liabilities                       13,861    (1,446)   (1,330)
                                                       --------  -------- ---------
Net cash provided by operating activities                10,062    16,417    20,205

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (2,717)  (13,431)   (5,848)
     Change in other assets                                 416    (4,270)     (162)
     Proceeds from sales of assets                        1,012       188       348
                                                       --------  -------- ---------
Net cash used in investing activities                    (1,289)  (17,513)   (5,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Loan Agreement                      4,100    15,800         -
     Distributions to common unitholders                (17,206)  (17,208)  (14,317)
     Distributions to General Partner                      (352)     (352)     (292)
     Issuance of additional partnership interests         3,900         -         -
     Purchase of treasury units                            (261)   (1,246)        -
                                                       --------  -------- ---------
Net cash used in financing activities                    (9,819)   (3,006)  (14,609)

Net decrease in cash and cash equivalents                (1,046)   (4,102)      (66)

Cash and cash equivalents at beginning of period          7,710    11,812    11,878
                                                       --------  -------- ---------
Cash and cash equivalents at end of period             $  6,664  $  7,710 $  11,812
                                                       ========  ======== =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)


                                                                  Partners' Capital
                                                       --------------------------------------
                                                        Common    General   Treasury
                                                     Unitholders  Partner    Units    Total
                                                       --------    -----    -------  --------
Partners' capital at December 31, 1996                 $ 83,378    $1,702   $     -  $ 85,080
Net income                                                7,722       158         -     7,880
Cash distributions                                      (14,317)     (292)        -   (14,609)
                                                       --------    ------   -------  --------
Partners' capital at December 31, 1997                   76,783     1,568         -    78,351
Net income                                                6,915       141         -     7,056
Cash distributions                                      (17,208)     (352)        -   (17,560)
Purchase of treasury units                                    -         -    (1,246)   (1,246)
Issuance of treasury units to Restricted
  Unit Plan participants                                      -         -       928       928
Excess of expense over cost of treasury
  units issued for Restricted Unit Plan                     342         -         -       342
                                                       --------    ------   -------  --------
Partners' capital, December 31, 1998                     66,832     1,357      (318)   67,871
Net income                                                2,286        46         -     2,332
Cash distributions                                      (17,206)     (352)        -   (17,558)
Purchase of treasury units                                    -         -      (261)     (261)
Issuance of treasury units to Restricted Unit
  Plan participants                                           -         -       539       539
Excess of expense over cost of treasury units
  issued for Restricted Unit Plan                           662         -         -       662
                                                       --------    ------   -------  --------
Partners' capital, December 31, 1999                   $ 52,574    $1,051   $   (40) $ 53,585
                                                       ========    ======   =======  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering

  In December 1996, Genesis Energy, L.P. ("GELP" or the "Partnership") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. Genesis Crude Oil, L.P. has two subsidiary limited partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to collectively as GCOLP. The General Partner owns a 2% general partner interest in GELP.

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

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of December 31, 1999 and 1998 for GELP and its results of operations, cash flows and changes in partners' capital for the years ended December 31, 1999, 1998 and 1997.

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

  Nature of Operations

    The principal business activities of the Partnership are the purchasing, gathering, transporting and marketing of crude oil in the United States. The Partnership gathers approximately 99,000 barrels per day at the wellhead principally in the southern and southwestern states. The Partnership also owns and operates three crude oil pipelines onshore. The onshore pipelines are in Texas, Mississippi/Louisiana and Florida/Alabama.

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

  Fixed Assets

    Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 20 years for pipelines and related assets, 3 to 7 years for vehicles and transportation equipment, and 3 to 10 years for buildings, office equipment, furniture and fixtures and other equipment. Maintenance and repair costs are charged to expense as incurred. Costs incurred for major replacements and upgrades are capitalized and depreciated over the remaining useful life of the asset. Certain volumes of crude oil are classified in fixed assets, as they are necessary to ensure efficient and uninterrupted operations of the gathering businesses. These crude oil volumes are carried at their weighted average cost.

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

  Hedging Activities

    The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of crude oil price fluctuations on inventories and contractual commitments. Gains and losses related to these hedging activities are deferred until the transaction being hedged has settled and its related profit or loss is recognized. Deferred gains and losses from hedging activities are included in the Consolidated Balance Sheets in accrued liabilities or accounts receivable, respectively. Recognized gains and losses from hedging activities are included in crude costs in the Consolidated Statements of Operations. Unrecognized loss of $1,718,000 and $1,042,000 were deferred on these contracts at December 31, 1999 and 1998, respectively.

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

  Net Income Per Common Unit

    Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding was 8,604,352, 8,605,934 and 8,625,000 for the years ended December 31, 1999, 1998 and 1997, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

4.  New Accounting Pronouncements

  In November 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". This consensus, effective in the first quarter of 1999, requires that certain energy related contracts be marked-to-market, with gains or losses recognized in current earnings. The Partnership has determined that its activities do not meet the definition in EITF Issue 98-10 of "energy trading" activities and, therefore, it was not required to make any change in its accounting.

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

5.  Business Segment and Customer Information

  Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering, transportation and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. A significant portion of the Partnership's revenues in 1997 resulted from transactions with Basis and other Salomon affiliates. No other customer accounted for more than 10% of the Partnership's revenues in any period.

6.  Inventories

  Inventories consisted of the following (in thousands).

                                                  December 31,
                                                 --------------
                                                 1999     1998
                                                 ----    ------
     Crude oil inventories, at market            $  -    $1,644
     Store warehouse inventories, at lower of
       cost or market                             404       322
                                                 ----    ------
        Total inventories                        $404    $1,966
                                                 ====    ======

7.  Fixed Assets

  Fixed assets consisted of the following (in thousands).

                                                 December 31,
                                             ------------------
                                               1999      1998
                                             --------  --------
     Land and buildings                      $  3,726  $  3,489
     Pipelines and related assets              95,378    93,796
     Vehicles and transportation equipment      5,950     8,006
     Office equipment, furniture and fixtures   2,347     5,281
     Other                                      8,931     8,738
                                             --------  --------
                                              116,332   119,310
     Less - Accumulated depreciation          (22,419)  (20,707)
                                             --------  --------
     Net fixed assets                        $ 93,913  $ 98,603
                                             ========  ========

  Depreciation expense was $6,832,000, $6,529,000 and $5,820,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  Other Assets

  Other assets consisted of the following (in thousands).

                                                 December 31,
                                              -----------------
                                                1999      1998
                                              -------   -------
        Goodwill                              $ 9,401   $ 9,401
        NYMEX seats                             1,203     1,203
        Covenant not to compete                 4,238     4,393
        Other                                      62        66
                                              -------   -------
                                               14,904    15,063
        Less - Accumulated amortization        (2,942)   (1,709)
                                              -------   -------
        Net other assets                      $11,962   $13,354
                                              =======   =======

  Amortization expense was $1,388,000, $1,190,000 and $480,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  Credit Resources and Liquidity

  GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities"), pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 2000 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2000 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which increases over the remaining term, thereby increasing the cost of the Guaranty Facility. At December 31, 1999, the aggregate amount of obligations covered by guarantees was $164 million, including $72 million in payable obligations and $92 million of estimated crude oil purchase obligations for January 2000.

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

    Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain (a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, (d) a ratio of Consolidated Earnings before Interest, Taxes, Depreciation and Amortization to Consolidated Fixed Charges of at least 1.75 to 1 as of the last day of each fiscal quarter prior to December 31, 1999 and (e) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement). The Partnership is currently in compliance with the provisions of this agreement.

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

    There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2000. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

    The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets (as defined in the Loan Agreement) to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of not less than $65 million. The Partnership is currently in compliance with the provisions of this agreement.

    At December 31, 1999, the Partnership had $19.9 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at December 31, 1999. At December 31, 1999, $15.1 million was available to be borrowed under the Loan Agreement.

       Management of the Partnership has entered into discussions with a bank regarding replacement of the Bank One Loan Agreement with a long-term facility. Based upon these discussions, management expects that it will be able to replace the Loan Agreement with a long-term facility subject to similar terms. If the Partnership is unable to complete the replacement agreement noted above, then other options will be pursued, some of which may have terms not as favorable to the Partnership, including increasing costs and pledging additional collateral. While management believes that it will be able to replace the Loan Agreement on a long-term basis prior to its maturity, there can be no assurance that it will be able to do so.

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

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. In 1999, the Partnership utilized $3.9 million of the distribution support from Salomon. An additional $2.2 million of distribution support was utilized in February 2000. After the distribution in February 2000, $6.1 million of distribution support has been utilized and $11.5 million remains available through December 31, 2001 or until such amount is fully utilized, whichever comes first.

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

10.  Partnership Equity

  Partnership equity in GELP consists of the general partner interest of 2% and
8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. The general partner interest is held by the General Partner.

  GELP has an approximate 80.01% general partner interest in GCOLP. The remainder of GCOLP is held by Salomon, Howell and the General Partner. These interests, reflected in the consolidated financial statements as minority interests, are as follows.
                                                             Interest in
                                                                GCOLP
                                                                -----
           Subordinated limited partner interest held by:
             Salomon                                            10.58%
             Howell                                              9.01
           General partner interest in GCOLP held by the
             General Partner                                     0.40
                                                                -----
           Total minority interests                             19.99%
                                                                =====

  The Partnership is managed by the General Partner. Common Units will receive distributions in liquidation in preference to Subordinated OLP Units. See Note 9 for a discussion regarding distributions.

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

11.  Nonrecurring Charge

  In the second quarter of 1998, the Partnership shut-in its Main Pass pipeline. A charge of $373,000 was recorded, consisting of $109,000 of costs related to the shut-in and a non-cash write-down of the asset of $264,000.

12.  Transactions with Related Parties

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

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                 Year Ended December 31,
                               --------------------------
                                 1999    1998     1997
                               -------  -------  --------
    Sales to affiliates        $77,195  $38,718  $443,606
    Purchases from affiliates  $74,812  $42,814  $183,490

  Clearing of Commodities Futures Transactions

    The Partnership cleared a portion of its commodity futures transactions on the NYMEX through Basis Clearing, Inc., a wholly-owned subsidiary of Basis. In April 1997, Basis Clearing, Inc. ceased its clearing activities for the Partnership. The Partnership paid commissions to Basis Clearing, Inc. of $29,000 in 1997.

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $16,687,000, $15,428,000 and $14,973,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  Treasury Services

    The Partnership entered into a Treasury Management Agreement with Basis. Effective May 1, 1997, Salomon replaced Basis as a party to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invested excess cash with Salomon and earned interest at market rates. At

December 31, 1998 and 1997, the Partnership had $9.0 million and $14.0 million in funds, respectively, deposited with Salomon under the Treasury Management Agreement. Such amounts have been classified in the consolidated balance sheets as cash and cash equivalents. For the years ended December 31, 1998 and 1997, the Partnership earned interest of $288,000 and $833,000, respectively, on the investments with Salomon. The Treasury Management Agreement has expired.

  Credit Facilities

    As discussed in Note 9, Salomon provides Credit Facilities to the Partnership. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid Salomon $680,000, $578,000 and $730,000, respectively, for guarantee fees under the Credit Facilities. The Partnership paid Salomon $18,000 for interest under the Credit Facilities during 1998. The Partnership paid Basis $85,000 for interest under the Credit Facilities during 1997.

13.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest for the years ended December 31, 1999, 1998 and 1997 was $152,000, $422,000 and $1,139,000, respectively.
Payments of interest were $1,035,000, $274,000 and $122,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

14.  Employee Benefit Plans

  The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. Employees of the General Partner provide those services and are covered by various retirement and other benefit plans. The General Partner's employees participated in the plans of Basis in 1997. Beginning in 1998, the General Partner maintained its own plans.

  In order to encourage long-term savings and to provide additional funds for retirement to its employees, the General Partner sponsors a profit-sharing and retirement savings plan. Under this plan, the General Partner's matching contribution is calculated as the lesser of 50% of each employee's annual pretax contribution or 3% of each employee's total compensation. The General Partner also made a profit-sharing contribution of at least 3% of each eligible employee's total compensation. The General Partner's costs relating to this plan were $566,000, $619,000 and $474,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The General Partner also provided certain health care and survivor benefits for its active employees. In 1998, these plans were fully-insured. In 1999 and 1997, these benefit programs were self-insured. In 2000, these plans will be self-insured. The expenses of the General Partner for these benefits were $1,067,000, $1,338,000 and $1,731,000 in 1999, 1998, 1997, respectively.

  The General Partner also adopted two plans in January 1997 and amended these plans in January 1998. These plans are a restricted unit plan ("Restricted Unit Plan") for key employees of the General Partner and the Genesis Incentive Compensation Plan ("Incentive Plan").

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

     In 1999 and 1998, the Partnership recorded expense of $1,459,000 and $1,617,000, respectively, related to the Restricted Units.

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

15.  Market Risk

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

16.  Concentration and Credit Risk

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

17.  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities in the Consolidated Balance Sheets approximated fair value due to the short maturity of these instruments. Additionally, the carrying value of the long-term debt approximated fair value due to its floating rate of interest.

  Estimated fair values of option contracts used as hedges and the net gains and losses, both recognized and deferred, arising from hedging activities at December 31, 1999, 1998 and 1997 are as follows (in thousands).

                                         1999                   1998                     1997
                              ----------------------- ----------------------- -----------------------
                                               Net                     Net                    Net
                              Carrying Fair   Gains   Carrying Fair   Gains   Carrying Fair   Gains
                               Amount  Value (Losses)  Amount  Value (Losses)  Amount  Value (Losses)
                              -------- ----- -------- -------- ----- -------- -------- ----- --------
Option contracts written        $390   $390     $ -      $ -    $ -     $ -    $1,356   $803    $553


  Quoted market prices are used in determining the fair value of the option contracts. If quoted prices are not available, fair values are estimated on the basis of pricing models or quoted prices for contracts with similar characteristics. Judgment is required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.
18.  Commitments and Contingencies

  The Partnership uses surface, vehicle and office leases in the course of its business operations. The Partnership also leases a segment of pipeline and four tanks for use in its pipeline operations. The future minimum rental payments under all noncancelable operating leases as of December 31, 1999, were as follows (in thousands).

     2000                                       $1,051
     2001                                          776
     2002                                          672
     2003                                          481
     2004                                          513
     2005 and thereafter                           448
                                                ------
     Total minimum lease obligations            $3,941
                                                ======

  Total operating lease expense was as follows (in thousands).

     Year ended December 31, 1999               $1,674
     Year ended December 31, 1998               $1,921
     Year ended December 31, 1997               $1,060

  The Partnership has contractual commitments (primarily forward contracts) arising in the ordinary course of business. At December 31, 1999, the Partnership had commitments to purchase 17,222,000 barrels of crude oil at fixed prices ranging from $14.87 to $27.20 per barrel extending to January 2001, and commitments to sell 17,495,000 barrels of crude oil at fixed prices ranging from $14.60 to $27.25 per barrel extending to February 2001. Additionally, the Partnership had commitments to purchase 28,514,000 barrels of crude oil extending to February 2001, and commitments to sell 13,268,000 barrels of crude oil extending to June 2000, both associated with market-price related contracts.

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

  Pipeline Oil Spill

    On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi and entered a creek nearby. The oil then flowed into the Leaf River.

    The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. At February 1, 2000, the spill had been substantially cleaned up, with ongoing maintenance and reduced clean-up activity expected to continue for several more months.

    The estimated cost of the spill clean-up is expected to be $17 million. A final determination as to the cause of the spill has not been completed. The incident was reported to insurers, and incurred costs related to the clean-up efforts have been reimbursed or approved for reimbursement by the insurers. The insurers, however, have reserved the right to claim the return of the insurance proceeds should the final determination of cause be a cause not covered by the insurance policies. Based on its review of the policies and its understanding of the facts associated with the spill, management of the General Partner believes that the costs of the spill are covered by insurance and collection of the receivable is probable.

    In its 1999 financial statements, the Partnership charged to expense the deductible of $50,000, recorded a liability for the $17 million of estimated clean-up costs and recorded a receivable from the insurance company for the insurance proceeds. Should the ultimate determination of the cause of the spill proves not to be covered by insurance, the Partnership will be required to write off the receivable of $17 million.

    As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be reimbursed by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amounts of such fines, or whether such governmental agencies would prevail in imposing such fines.

    The segment of the Mississippi System where the spill occurred has been temporarily shut down and will not be returned to service until regulators give their approval. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart that segment of the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes.

    If the costs of testing or changes are too high, that segment of the system may not be restarted. If this part of the Mississippi System is taken out of service, annual tariff revenues would be reduced by approximately $0.6 million and the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $6.0 million.

19.  Subsequent Event

  On February 28, 2000, Howell sold its 46% interest in the General Partner to Salomon, resulting in Salomon owning 100% of the General Partner.