Form 10-Q
period 2000-03-30
GENESIS ENERGY LP
filed 2000-05-12
CIK 1022321

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

=============================================================================

                          This report contains 19 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                             Page
                                                                          ----
         Condensed Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                3

         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999                             4

         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999                             5

         Condensed Consolidated Statement of Partners' Capital for the
           Three Months Ended March 31, 2000                                6

         Notes to Condensed Consolidated Financial Statements               7



Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        17



                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      March 31, December 31,
                                                         2000      1999
                                                       --------  --------
               ASSETS                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                         $  1,975  $  6,664
     Accounts receivable -
          Trade                                         422,806   241,529
          Related party                                       -     7,030
     Inventories                                          2,409       404
     Other                                                9,454    19,090
                                                       --------  --------
          Total current assets                          436,644   274,717

FIXED ASSETS, at cost                                   116,417   116,332
     Less:  Accumulated depreciation                    (24,133)  (22,419)
                                                       --------  --------
          Net fixed assets                               92,284    93,913

OTHER ASSETS, net of amortization                        11,630    11,962
                                                       --------  --------
TOTAL ASSETS                                           $540,558  $380,592
                                                       ========  ========

     LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Current portion of long-term debt                 $ 21,900  $ 19,900
     Accounts payable -
          Trade                                         395,913   251,742
          Related party                                  25,887     1,604
     Accrued liabilities                                 11,634    19,290
                                                       --------  --------
          Total current liabilities                     455,334   292,536

COMMITMENTS AND CONTINGENCIES (Note 8)

ADDITIONAL PARTNERSHIP INTERESTS                          6,100     3,900

MINORITY INTERESTS                                       30,426    30,571

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued, and
       8,625 and 8,620 units outstanding at
       March 31, 2000 and December 31, 1999,
       respectively                                      47,748    52,574
     General partner                                        951     1,051
                                                       --------  --------
          Subtotal                                       48,699    53,625
     Treasury Units, 5 units at December 31, 1999            (1)      (40)
                                                       --------  --------
          Total partners' capital                        48,698    53,585
                                                       --------  --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                $540,558  $380,592
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                        2000       1999
                                                     ----------  --------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                          $  998,430  $370,373
          Related parties                                     -     9,254
     Pipeline revenues                                    3,413     4,096
                                                     ----------  --------
               Total revenues                         1,001,843   383,723
COST OF SALES:
     Crude costs, unrelated parties                     957,496   365,917
     Crude costs, related parties                        34,781     7,417
     Field operating costs                                3,214     2,652
     Pipeline operating costs                             2,053     1,968
          Total cost of sales                           997,544   377,954
GROSS MARGIN                                              4,299     5,769
EXPENSES:
     General and administrative                           2,656     3,023
     Depreciation and amortization                        2,046     2,048
                                                     ----------  --------

OPERATING INCOME (LOSS)                                    (403)      698
OTHER INCOME (EXPENSE):
     Interest income                                         37        30
     Interest expense                                      (348)     (210)
     (Loss) gain on asset disposals                         (12)      869
                                                     ----------  --------
Income (loss) before minority interests                    (726)    1,387

Minority interests                                         (145)      278
                                                     ----------  --------
NET INCOME (LOSS)                                    $     (581) $  1,109
                                                     ==========  ========

NET INCOME (LOSS) PER COMMON UNIT -
  BASIC AND DILUTED                                  $    (0.07) $   0.13
                                                     ==========  ========

NUMBER OF COMMON UNITS OUTSTANDING                        8,624     8,604
                                                     ==========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                        2000       1999
                                                     ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $    (581) $  1,109
     Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities -
          Depreciation                                    1,716     1,699
          Amortization of intangible assets                 330       349
          Minority interests equity in earnings (losses)   (145)      278
          (Loss) gain on asset disposals                     12      (869)
          Other noncash charges                             333       373
          Changes in components of working capital -
               Accounts receivable                     (174,247)   25,721
               Inventories                               (2,005)   (4,675)
               Other current assets                       9,636    (1,178)
               Accounts payable                         168,454   (24,683)
               Accrued liabilities                       (7,895)   (1,307)
                                                      ---------  --------
Net cash used in operating activities                    (4,392)   (3,183)
                                                      ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                    (99)     (665)
     Decrease in other assets                                 2         1
     Proceeds from sale of assets                             -       983
                                                      ---------  --------
Net cash (used in) provided by investing activities         (97)      319
                                                      ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Loan Agreement                      2,000     6,700
     Distributions:
          To common unitholders                          (4,312)   (4,301)
          To General Partner                                (88)      (88)
     Issuance of additional partnership interests         2,200         -

Net cash (used in) provided by financing activities        (200)    2,311
                                                      ---------  --------
Net decrease in cash and cash equivalents                (4,689)     (553)

Cash and cash equivalents at beginning of period          6,664     7,710
                                                      ---------  --------
Cash and cash equivalents at end of period            $   1,975  $  7,157
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                    Partners' Capital
                                                        -------------------------------------
                                                        Common     General  Treasury
                                                     Unitholders   Partner    Units    Total
                                                        -------    ------     -----   -------
Partners' capital at December 31, 1999                  $52,574    $1,051     $ (40)  $53,585
Net loss for the three months ended March 31, 2000         (569)      (12)        -      (581)
Cash distributions for the three months ended
  March 31, 2000                                         (4,312)      (88)        -    (4,400)
Issuance of treasury units to Restricted Unit Plan
  participants                                                -         -        39        39
Excess of expense over cost of treasury units issued
  for Restricted Unit Plan                                   55         -         -        55
                                                        -------    ------      ----   -------
Partners' capital at March 31, 2000                     $47,748      $951      $ (1)  $48,698
                                                        =======    ======      ====   =======


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

  Transactions at Formation

    At the closing of the offering, GELP contributed the net proceeds of the offering to GCOLP in exchange for an 80.01% general partner interest in GCOLP. With the net proceeds of the offering, GCOLP purchased a portion of the crude oil gathering, marketing and pipeline operations of Howell Corporation ("Howell") and made a distribution to Basis Petroleum, Inc. ("Basis") in exchange for its conveyance of a portion of its crude oil gathering and marketing operations. GCOLP issued an aggregate of 2.2 million subordinated limited partner units ("Subordinated OLP Units") to Basis and Howell to obtain the remaining operations. After formation, Basis and Howell owned 54% and 46% of the General Partner, respectively.

    Basis' Subordinated OLP units and its interest in the General Partner were transferred to its then parent, Salomon Smith Barney Holdings Inc. ("Salomon") in May 1997. In February 2000, Salomon acquired Howell's interest in the General Partner. Salomon now owns 100% of the General Partner.

  Unless the context otherwise requires, the term "the Partnership" hereafter refers to GELP and its operating limited partnership.

2.  Basis of Presentation

  The accompanying financial statements and related notes present the consolidated financial position as of March 31, 2000 and December 31, 1999 for GELP and its results of operations, cash flows and changes in partners' capital for the three months ended March 31, 2000 and 1999.

  The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

  Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended March 31, 2000 and 1999 was 8,624,324 and 8,603,525, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

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

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 2000 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2000 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which increases over the remaining term, thereby increasing the cost of the credit support provided to GCOLP under the Guaranty Facility. At March 31, 2000, the aggregate amount of obligations covered by guarantees was $273 million, including $167 million in payable obligations and $106 million of estimated crude oil purchase obligations for April 2000.

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

    There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2000, except under the conditions discussed in note 10. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

    At March 31, 2000 and December 31, 1999, the Partnership had $21.9 million and $19.9 million, respectively, of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at March 31, 2000. At March 31, 2000, $13.1 million was available to be borrowed under the Loan Agreement.

    Management of the Partnership has entered into discussions regarding replacement of the Bank One Loan Agreement with a long-term facility. Based upon these discussions, management expects that it will be able to replace the Loan Agreement with a long-term facility subject to similar terms. If the Partnership is unable to complete the replacement agreement noted above, then other options will be pursued, some of which may have terms not as favorable to the Partnership, including increasing costs and pledging additional collateral. While management believes that it will be able to replace the Loan Agreement on a long-term basis prior to its maturity, there can be no assurance that it will be able to do so.

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

    Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. In 1999, the Partnership utilized $3.9 million of the distribution support from Salomon. An additional $2.2 million and $2.6 million were utilized in February 2000 and May 2000, respectively. After the distribution in May 2000, $8.7 million of distribution support has been utilized and $8.9 million remains available through December 31, 2001, or until such amount is fully utilized, whichever comes first.

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

                                  Three Months Three Months
                                     Ended         Ended
                                   March 31,     March 31,
                                      2000         1999
                                    -------       -------
    Sales to affiliates             $     -       $9,254
    Purchases from affiliates       $34,781       $7,417


  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $3,969,000 and $4,441,000 for the three months ended March 31, 2000 and 1999, respectively.

  Credit Facilities

    As discussed in Note 4, Salomon provides Credit Facilities to the Partnership. For the three months ended March 31, 2000 and 1999, the Partnership paid Salomon $319,000 and $139,000, respectively, for guarantee fees under the Credit Facilities.

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $43,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively. Payments of interest were $335,000 and $198,000 for the three months ended March 31, 2000 and 1999, respectively.

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

  Pipeline Oil Spill

    On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi and entered a creek nearby. Some of the oil then flowed into the Leaf River.

    The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. At February 1, 2000, the spill had been substantially cleaned up, with ongoing maintenance and reduced clean-up activity expected to continue for several more months.

    The estimated cost of the spill clean-up is expected to be $18 million.
The incident was reported to insurers, and incurred costs related to the clean-up efforts have been reimbursed or approved for reimbursement by the insurers.

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

    If Management of the Partnership determines that the costs of testing or changes are too high, that segment of the system may not be restarted. If this part of the Mississippi System is taken out of service, the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $6.0 million. Tariff revenues from this segment of the pipeline for the year 1999 were $0.6 million.

  Crude Oil Contamination

    In February and March 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and contaminated at least 24,000 barrels of oil held in storage and some portion of 44,000 barrels of oil in the pipeline. The north end of the Texas pipeline system has been temporarily shut down. Some of these barrels were delivered to another party.

    The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party. The contaminated barrels are reflected in inventory at their cost of approximately $2.0 million.

9.  Distributions

  On April 13, 2000, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the three months ended March 31, 2000. This distribution will be paid on May 15, 2000, to the General Partner and all Common Unitholders of record as of the close of business on May 1, 2000. The Subordinated OLP Unitholders will not receive a distribution for that period.

  The distribution will be paid utilizing approximately $1.8 million of cash available from the Partnership and $2.6 million of cash provided by Salomon pursuant to Salomon's Distribution Support Agreement.

10.  Subsequent Event

  On May 10, 2000, the Partnership announced that based on the recommendation of the Special Committee appointed by the General Partner, the General Partner and the Board of Directors of the General Partner of the Partnership unanimously approved a financial restructuring of the Partnership. The proposal for a financial restructuring of the Partnership is subject to approval by holders of a majority of the Partnership's outstanding public common units. Assuming unitholder approval, the proposed restructuring is expected to be effective beginning with distributions for the third quarter of 2000. Under the terms of the restructuring:

  - the Partnership will set the minimum quarterly distribution at $0.20 per Common Unit, a level that is commensurate with the Partnership's current and anticipated future cash flow. The current minimum quarterly distribution is $0.50 per Common Unit;
  - Salomon will contribute to the operating partnership the remaining balance of its distribution support obligation;
  - the Partnership will make a special distribution to all common unitholders of the remaining distribution support obligation reduced by the amount of costs associated with the proposed restructuring;
  - the General Partner will relinquish its 2% share of the special distribution and any rights to incentive distributions that it may have in connection with such special distribution;
  - all outstanding Subordinated OLP Units will be eliminated, thereby increasing the common unitholder's effective combined ownership from the current 80% to 98% and eliminating the requirement that common units accrue arrearages;
  - Salomon will relinquish all of its $17.6 million of additional partnership interests received for meeting its distribution support obligation;
  - the respective distribution thresholds that must be achieved before the general partner is entitled to incentive distributions will be set at 125%, 140%, and 165% of the minimum quarterly distribution or $0.25, $0.28 and $0.33 per unit; and
  - Salomon will extend for one year, on the current terms and conditions, its $300 million Master Credit Support Agreement due to expire on December 31, 2000.

  In connection with the proposal for restructuring, the Partnership is preparing a proxy statement to be mailed to all of the Partnership's public unitholders that will contain a more detailed description of the proposal.

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

Results of Operations - Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

  Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                  Three Months Ended March 31,
                                          2000    1999
                                         ------  ------
  Gross margin
    Gathering and marketing              $  2,939   $  3,641
    Pipeline                             $  1,360   $  2,128

    General and administrative expenses  $  2,656   $  3,023

    Depreciation and amortization        $  2,046   $  2,048

    Operating income (loss)              $   (403)  $    698

    Interest income (expense), net       $   (311)  $   (180)

    Other income (expense), net          $    (12)  $    869

    Volumes per day
      Wellhead                            102,481     88,160
      Bulk and exchange                   289,652    273,195
      Pipeline                             88,172     88,754

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

  Gross margin from gathering and marketing operations was $2.9 million for the quarter ended March 31, 2000, as compared to $3.6 million for the quarter ended March 31, 1999. Although the Partnership increased its average wellhead volumes by 14,000 barrels per day in the 2000 first quarter as compared to the 1999 period, these volume increases were a result of competitive marketing efforts. Volume increases obtained by competitive marketing efforts tend to result in incrementally lower average gross margin per barrel. Additionally, costs for guarantees under the Master Credit Support Agreement increased $0.2 million in the 2000 quarter when compared to the 1999 period due primarily to the higher crude oil prices in the 2000 period.

  Pipeline gross margin was $1.4 million for the quarter ended March 31, 2000, as compared to the pipeline gross margin of $2.1 million for the first quarter of 1999. Pipeline throughput declined only 582 barrels per day, but the average length of the hauls in the first quarter of 2000 was significantly shorter than in the prior year, thereby reducing revenues. Additionally, the segment of the Mississippi System where the Partnership had an oil spill in December 1999 was temporarily shut down during the first quarter of 2000, reducing tariffs from that system. Pipeline gross margin for the first quarter of 1999 includes $0.3 million of storage revenue.

  General and administrative expenses were $2.7 million for the three months ended March 31, 2000, a decrease of $0.3 million from the 1999 period. The decrease in 2000 can be attributed primarily to a decline in personnel costs and related benefits. Additionally, 1999 general and administrative expenses included $0.1 million of costs related to the preparing for the Year 2000 systems issues.

  Depreciation and amortization in the 2000 quarter was flat when compared to the 1999 period. Interest expense increased $0.1 million due to higher average debt and higher market interest rates. Other income in the 1999 period included a gain of $0.9 million as a result of the sale of excess tractors and trailers.

Liquidity and Capital Resources

  Cash Flows

    Cash flows used in operating activities were $4.4 million for the three months ended March 31, 2000. Fluctuations in the timing of payment for NYMEX transactions and related margin calls combined with fluctuations in the timing of payment of costs related to the oil spill discussed below and the collection of the related receivable from insurance companies contributed to the utilization of cash flows for operating activities. Operating activities in the prior year period utilized cash of $3.2 million primarily due to increases in inventory quantities and values.

    For the three months ended March 31, 2000, cash flows utilized in investing activities were $0.1 million. In the 1999 first quarter, investing activities provided cash flows of $0.3 million. The Partnership received cash of $1.0 million from the sale of excess equipment and expended $0.7 million for additions in property and equipment, primarily related to pipeline operations.

    Cash flows used in financing activities were $0.2 million in the quarter ended March 31, 2000. The Partnership borrowed $2.0 million under its Loan Agreement and received $2.2 from the issuance of APIs to Salomon. The Partnership also paid a distribution to common unitholders and the General Partner totaling $4.4 million.

  Working Capital and Credit Resources

    As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Partnership has a Guaranty Facility with Salomon through December 31, 2000 and a Loan Agreement with Bank One for working capital purposes that extends through August 14, 2000. Management of the Partnership has entered into discussions regarding replacement of the Bank One Loan Agreement with a long-term facility. Based upon these discussions, management expects that it will be able to replace the Loan Agreement with a long-term facility subject to similar terms. If the Partnership is unable to complete the replacement agreement noted above, then other options will be pursued, some of which may have terms less favorable to the Partnership, including increasing costs and pledging additional collateral. While management believes that it will be able to replace the Loan Agreement on a long-term basis prior to its maturity, there can be no assurance that it will be able to do so.

    At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2000, except as discussed in the proposed restructuring below. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to December 2000. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support

    Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

    The Partnership will pay a distribution of $0.50 per Unit for the three months ended March 31, 2000 on May 15, 2000 to the General Partner and all Common Unitholders of record as of the close of business on May 1, 2000. The subordinated OLP Unitholders will not receive a distribution for that period.

    The distribution will be paid utilizing approximately $1.8 million of cash available from the Partnership and $2.6 million of cash provided by Salomon pursuant to Salomon's Distribution Support Agreement.

    Under the Distribution Support Agreement, Salomon has committed, subject to certain limitations, to provide total cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for Additional Partnership Interests ("APIs"). Salomon's obligation to purchase APIs will end no later than December 31, 2001, with the actual termination subject to the levels of distributions that have been made prior to the termination date. After the distribution in May 2000, $8.7 million of distribution support has been utilized and $8.9 million remains available through December 31, 2001, or until such amount is fully utilized, whichever comes first. The Distribution Support Agreement will be terminated effective July 1, 2000 if the proposed restructuring discussed below is approved by a majority of the Partnership's unitholders.

  Proposed Restructuring

  On May 10, 2000, the Partnership announced that based on the recommendation of the Special Committee appointed by the General Partner, the General Partner and the Board of Directors of the General Partner of the Partnership unanimously approved a financial restructuring of the Partnership. The proposal for a financial restructuring of the Partnership is subject to approval by holders of a majority of the Partnership's outstanding public common units. Assuming unitholder approval, the proposed restructuring is expected to be effective beginning with distributions for the third quarter of 2000. Under the terms of the restructuring:

  - the Partnership will set the minimum quarterly distribution at $0.20 per Common Unit, a level that is commensurate with the Partnership's current and anticipated future cash flow. The current minimum quarterly distribution is $0.50 per Common Unit;
  - Salomon will contribute to the operating partnership the remaining balance of its distribution support obligation;
  - the Partnership will make a special distribution to all common unitholders of the remaining distribution support obligation reduced by the amount of costs associated with the proposed restructuring;
  - the General Partner will relinquish its 2% share of the special distribution and any rights to incentive distributions that it may have in connection with such special distribution;
  - all outstanding Subordinated OLP Units will be eliminated, thereby increasing the common unitholder's effective combined ownership from the current 80% to 98% and eliminating the requirement that common units accrue arrearages;
  - Salomon will relinquish all of its $17.6 million of additional partnership interests received for meeting its distribution support obligation;
  - the respective distribution thresholds that must be achieved before the general partner is entitled to incentive distributions will be set at 125%, 140%, and 165% of the minimum quarterly distribution or $0.25, $0.28 and $0.33 per unit; and
  - Salomon will extend for one year, on the current terms and conditions, its $300 million Master Credit Support Agreement due to expire on December 31, 2000.

  In connection with the proposal for restructuring, the Partnership is preparing a proxy statement to be mailed to all of the Partnership's public unitholders that will contain a more detailed description of the proposal.

  Crude Oil Spill

    On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi and entered a creek nearby. Some of the oil then flowed into the Leaf River.

    The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. At February 1, 2000, the spill had been substantially cleaned up, with ongoing maintenance and reduced clean-up activity expected to occur for several more months.

    The estimated cost of the spill clean-up is expected to be $18 million.
The incident was reported to insurers, and incurred costs related to the clean-up efforts have been reimbursed or approved for reimbursement by the insurers.

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

    If Management of the Partnership determines that the costs of testing or changes are too high, that segment of the system may not be restarted. If this part of the Mississippi System is taken out of service, the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $6.0 million. Tariff revenues for this segment of the system in the year 1999 were $0.6 million.

  Crude Oil Contamination

    In February and March 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and contaminated at least 24,000 barrels of oil held in storage and some portion of 44,000 barrels of oil in the pipeline. The north end of the Texas pipeline system has been temporarily shut down. Some of these barrels were delivered to another party.

    The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party. The contaminated barrels are reflected in inventory at their cost of approximately $2.0 million.

  Current Business Conditions

    Despite significant increases in crude oil prices in the first quarter of 2000, U.S. onshore crude oil production volumes have not improved. Further, management of the General Partner has not seen significant improvement in the drilling and workover rig counts that would indicate that producers are expending capital to increase production. The first sign of recovery is normally an increase in the number of workover rigs, the rigs used for jobs that increase production from existing wells. In 1998, the monthly average number of workover rigs operating in the Partnership's primary operating areas was 653 rigs. That count dropped to 497 in 1999. In the first quarter of 2000, that count had risen to 573. Similarly, the average number of rotary rigs being utilized in the Partnership's primary operating areas to find or develop oil or natural gas declined from 386 rigs in 1998 to 275 rigs in 1999. In the first quarter of 2000, that count had risen to 351. Management of the General Partner believes that producers that survived the price downturn in 1998 and early 1999 by borrowing from banks or utilizing cash reserves are using the increased cash flow from higher prices to repay debt and replenish cash. Although there has been some increase in the number of drilling and workover rigs being utilized in the Partnership's primary operating areas during the early part of 2000, management of the General Partner expects that this increased activity is more likely to have the effect of reducing natural production declines rather than significantly increasing wellhead volumes in its operating areas in 2000.

    The Partnership's improved volumes in 2000 compared to the first quarter 1999 were due primarily to obtaining existing production through competitive marketing efforts. Increased volumes obtained through competition for existing production generally results in incrementally lower margins per barrel.

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

Forward Looking Statements

  The statements in this Annual Report on Form 10-K that are not historical information are forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that its expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include changes in regulations, the Partnership's success in obtaining additional lease barrels, changes in crude oil production volumes (both world-wide as well as in areas in which the Partnership has operations), developments relating to possible acquisitions or business combination opportunities, volatility of crude oil prices and grade differentials, the success of the Partnership's risk management activities, credit requirements by counterparties of the Partnership, the Partnership's ability to replace its Guaranty Facility from Salomon with a bank facility and replace its Working Capital Facility from Bank One with another facility, any requirements for testing or changes to the Mississippi System as a result of the December spill and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  Price Risk Management and Financial Instruments

     The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At March 31, 2000, the Partnership used futures, forward and option contracts in its hedging program with the latest contract being settled in May 2001. Information about these contracts is contained in the table set forth below.


<PAGE.  18

                                         Sell (Short)  Buy (Long)
                                            Contracts  Contracts
                                             --------  --------
     Crude Oil Inventory:
       Volume (1,000 bbls)                         46
       Carrying value (in thousands)         $  1,192
       Fair value (in thousands)             $  1,192

     Commodity Futures Contracts:
       Contract volumes (1,000 bbls)           16,247    16,832
       Weighted average price per bbl        $  27.01    $25.66
       Contract value (in thousands)         $438,901  $431,921
       Fair value (in thousands)             $432,275  $444,889

     Commodity Forward Contracts:
       Contract volumes (1,000 bbls)            5,415     4,473
       Weighted average price per bb         $  28.37  $  27.77
       Contract value (in thousands)         $153,642  $131,692
       Fair value (in thousands)             $142,785  $126,652

     Commodity Option Contracts:
       Contract volumes (1,000 bbls)            3,040
       Weighted average strike price per bbl $   3.25
       Contract value (in thousands)         $    590
       Fair value (in thousands)             $    405

     The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the March 31, 2000 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.



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



                                GENESIS ENERGY, L.P.
                                (A Delaware Limited Partnership)

                             By:  GENESIS ENERGY, L.L.C., as
                                  General Partner


Date:  May 12, 2000           By:  /s/  Ross A. Benavides
                                 ------------------------------
                                Ross A. Benavides
                                Chief Financial Officer