Form 10-K/A
period 1999-12-31
GENESIS ENERGY LP
filed 2000-10-17
CIK 1022321

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   Form 10-K/A

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission file number 1-12295

                              GENESIS ENERGY, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                                76-0513049
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    500 Dallas, Suite 2500, Houston, Texas                 77002
   (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (713) 860-2500

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
            Title of Each Class             on Which Registered
            --------------------            ---------------------
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

                                 Yes   X     No
                                    -------    ------

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

================================================================================

                              GENESIS ENERGY, L.P.
                          1999 FORM 10-K ANNUAL REPORT
                                Table of Contents



                                                                          Page
                                    Part I                                ----

Item 1. Business                                                            3
Item 2. Properties                                                          9
Item 3. Legal Proceedings                                                  10
Item 4. Submission of Matters to a Vote of Security Holders                10

                                     Part II

Item 5. Market for Registrant's Common Units and Related Security
        Holder Matters                                                     11
Item 6. Selected Financial Data                                            12
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                13
Item 7a.Quantitative and Qualitative Disclosures about Market
        Risk                                                               20
Item 8. Financial Statements and Supplementary Data                        20
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                21

                                    Part III

Item 10.Directors and Executive Officers of the Registrant                 21
Item 11.Executive Compensation                                             23
Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                                         26
Item 13.Certain Relationships and Related Transactions                     27

                                     Part IV

Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K                                                           28

                                     PART I

Item 1.  Business

  General

     Genesis Energy, L.P., a Delaware limited partnership, was formed in December 1996. With the proceeds of an offering of common limited partnership units ("Common Units") to the public, Genesis Energy, L.P., through its affiliated limited partnership, Genesis Crude Oil, L.P., and its subsidiary partnerships (collectively the "Partnership" or "Genesis") acquired the crude oil gathering and marketing operations of Basis Petroleum, Inc. ("Basis") and the crude oil gathering, marketing and pipeline operations of Howell Corporation and its subsidiaries ("Howell"). The Partnership is an independent gatherer and marketer of crude oil. Genesis' operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi, New Mexico, Kansas and Oklahoma. In its gathering and marketing business, Genesis is principally engaged in the purchase and aggregation of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities for resale at various points along the crude oil distribution chain, which extends from the wellhead to aggregation and terminal facilities, refineries and other end markets (the "Distribution Chain"). The Partnership's gathering and marketing margins are generated by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the Distribution Chain and marketing the crude oil to refineries or other customers at favorable prices. In addition to its gathering and marketing business, Genesis' operations include transportation of crude oil at regulated published tariffs on its three common carrier pipeline systems.

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

     When Genesis markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in Genesis' business. Management believes that Genesis' sales are made to creditworthy entities or entities with adequate credit support. Genesis has not experienced any nonpayments or nonperformance by its customers in 1999.

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

                              Price Range                Cash
                        -----------------------     -------------
                          High           Low      Distributions<F1>
                        ---------       --------    ---------------
1999
----
First Quarter            $16.3125       $13.2500        $0.50
Second Quarter           $15.2500       $13.7500        $0.50
Third Quarter            $15.5000       $11.9375        $0.50
Fourth Quarter           $12.8125       $ 6.6250        $0.50

1998
----
First Quarter            $20.3750       $16.6250        $0.50
Second Quarter           $19.8750       $17.2500        $0.50
Third Quarter            $18.0000       $13.6875        $0.50
Fourth Quarter           $19.1250       $13.6250        $0.50
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

                                                                                               Eleven
                                                                                   One Month   Months
                                                                                     Ended     Ended      Year Ended
                                               Year Ended December 31,           December 31, November 30, December 31,
                                       -------------------------------------------
                                          1999       1998       1997      1996<F1>    1996      1996       1995
                                                                        (Pro forma)        (Predecessor)(Predecessor)
                                                                        (Unaudited)
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
Income Statement Data:
Revenues:
  Gathering & marketing revenues       $2,144,646 $2,216,942 $3,354,939 $4,565,834  $370,559 $3,598,107 $3,440,065
  Pipeline revenues                        16,366     16,533     17,989     16,780     1,426          -          -
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
       Total revenues                   2,161,012  2,233,475  3,372,928  4,582,614   371,985  3,598,107  3,440,065
Cost of sales:
  Crude cost                            2,118,318  2,184,529  3,331,184  4,526,363   366,723  3,573,086  3,409,759
  Field operating costs                    11,669     12,778     12,107     15,092     1,290      6,744      7,152
  Pipeline operating costs                  8,161      7,971      6,016      4,978       463          -          -
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
       Total cost of sales              2,138,148  2,205,278  3,349,307  4,546,433   368,476  3,579,830  3,416,911
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
Gross margin                               22,864     28,197     23,621     36,181     3,509     18,277     23,154
General and administrative expenses        11,649     11,468      8,557      9,470     1,363      3,316      3,658
Depreciation and amortization               8,220      7,719      6,300      6,834       518      1,396      4,815
Nonrecurring charge                             -        373          -          -         -          -          -
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
Operating income                            2,995      8,637      8,764     19,877     1,628     13,565     14,681
Interest income (expense), net               (929)       154      1,063         56        56        294        173
Other income (expense)                        849         28         21        (74)        -        (83)      (197)
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
Net income before minority interests        2,915      8,819      9,848     19,859     1,684     13,776     14,657
Minority interests                            583      1,763      1,968      3,970       337          -          -
                                       ---------- ---------- ---------- ----------  -------- ---------- ----------
Net income <F2>                        $    2,332 $    7,056 $    7,880  $  15,889  $  1,347 $   13,776 $   14,657
                                       ========== ========== ========== ==========  ======== ========== ==========
Net income per common unit-basic and
  diluted                              $     0.27 $     0.80 $     0.90 $     1.81  $   0.15        N/A        N/A
                                       ========== ========== ========== ==========  ========

Balance Sheet Data (at end of period):
Current assets                         $  274,717 $  185,216 $  232,202 $  410,371  $410,371        N/A $  279,285
Total assets                              380,592    297,173    331,114    509,900   509,900        N/A    283,036
Long-term liabilities                       3,900     15,800          -          -         -        N/A          -
Equity of parent                                -          -          -          -         -        N/A     (8,437)
Minority interest                          30,571     29,988     28,225     26,257    26,257        N/A          -
Partners' capital                          53,585     67,871     78,351     85,080    85,080        N/A          -

Other Data:
Maintenance capital expenditures <F3>  $    1,682 $    1,509 $    3,785 $    2,535  $    106 $    1,100 $       17
EBITDA <F4>                            $   12,064 $   16,384 $   15,085 $   26,637  $  2,146 $   14,878 $   19,299
Volumes (bpd):
  Gathering and marketing:
       Wellhead                            93,397    114,400    104,506    116,263   120,553     83,239     83,551
       Bulk and exchange                  242,992    325,468    346,760    463,054   380,354    417,939    439,060
  Pipeline                                 94,048     85,594     89,117     86,557    85,874          -          -
--------------------------

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

                                                   1999 Quarters
                                       --------------------------------------
                                         First    Second    Third     Fourth
                                       --------  --------  --------  --------
     Revenues                          $383,723  $513,388  $593,817  $670,084
     Gross margin                      $  5,769  $  6,321  $  5,461  $  5,313
     Operating income                  $    698  $  1,241  $    667  $    389
     Net income                        $  1,109  $    804  $    254  $    165
     Net income per Common Unit-
       basic and diluted               $   0.13  $   0.09  $   0.03  $   0.02

                                                    1998 Quarters
                                       --------------------------------------
                                         First    Second    Third     Fourth
                                       --------  --------  --------  --------
     Revenues                          $650,257  $561,813  $526,442  $494,963
     Gross margin                      $  6,336  $  6,047  $  8,432  $  7,382
     Operating income                  $  1,962  $    889  $  3,365  $  2,421
     Net income                        $  1,728  $    811  $  2,662  $  1,855
     Net income per Common Unit-
       basic and diluted               $   0.20  $   0.09  $   0.30  $   0.21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

  Results of Operations

     Selected financial data for this discussion of the results of operations follows, in thousands.

                                             Years Ended December 31,
                                        --------------------------------
                                          1999       1998       1997
                                        ---------- ---------- ----------
  Revenues
    Gathering & marketing               $2,144,646 $2,216,942 $3,354,939
    Pipeline                            $   16,366 $   16,533 $   17,989

  Gross margin
    Gathering & marketing               $   14,659 $   19,635 $   11,648
    Pipeline                            $    8,205 $    8,562 $   11,973

  General and administrative expenses   $   11,649 $   11,468 $    8,557

  Depreciation and amortization         $    8,220 $    7,719 $    6,300

  Operating income                      $    2,995 $    8,637 $    8,764

  Interest income (expense), net        $     (929)$      154 $    1,063

  Other income (expense)                $      849 $       28 $       21

     The profitability of Genesis depends to a significant extent upon its ability to maximize gross margin. Gross margins from gathering and marketing operations are a function of volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels for crude oil do not necessarily bear a relationship to gross margin as absolute price levels normally impact revenues and cost of sales by equivalent amounts. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin for gathering and marketing operations, such changes are not addressed in the following discussion.

     In our gathering and marketing business, we seek to purchase and sell crude oil at points along the Distribution Chain where we can achieve positive gross margins. We generally purchase crude oil at prevailing prices from producers at the wellhead under short-term contracts. We then transport the crude along the Distribution Chain for sale to or exchange with customers. In addition to purchasing crude at the wellhead, Genesis purchases crude oil in bulk at major pipeline terminal points and enters into exchange transactions with third parties. We generally enter into exchange transactions only when the cost of the exchange is less than the alternate cost we would incur in transporting or storing the crude oil. In addition, we often exchange one grade of crude oil for another to maximize our margins or meet our contract delivery requirements. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchases and sales.

     Generally, as we purchase crude oil, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the New York Mercantile Exchange. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. It is our policy not to hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

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

       The decline in wellhead volumes began during the second half of 1998 in response to weakening crude oil prices. Volumes declined from 118,000 barrels per day during the first half of the year to 111,000 barrels per day during the second half of the year. A large contract with Pioneer Natural Resources expired at the end of 1998, reducing volumes at the beginning of 1999 by an additional 21,000 barrels per day. The loss of the Pioneer volumes and continued declines associated with low crude oil prices cut wellhead volume during the first half of 1999 to an average of 89,000 barrels per day. The Partnership increased wellhead volumes during the second half of 1999 primarily by obtaining existing production by paying higher prices for the production than the previous purchaser. Increased volumes obtained through competition based on price for existing production generally result in incrementally lower margins per barrel. Wellhead purchases increased to 92,000 barrels per day during the third quarter and to 99,000 barrels per day for the fourth quarter.

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

       Gathering and marketing gross margins in 1999 were positively impacted by a widening spread between the price of crude oil paid at the wellhead and the price of crude oil at the point of sale, as crude oil inventories declined and refinery demand for prompt supply improved. The Partnership also implemented changes in its operations in response to declining wellhead volumes. The changes implemented were a review of tractor and trailer utilization and realignment of the locations of equipment, allowing Genesis to sell excess equipment and reduce personnel and operating costs related to the vehicles. Field operating costs decreased in total by $1.1 million, with the reductions in the number of drivers and supervisory personnel decreasing payroll and benefits by $0.9 million. Disposals of excess tractors and trailers reduced fuel and repair costs by $0.2 million.

       Pipeline gross margin decreased $0.4 million or 4% to $8.2 million for the year ended December 31, 1999, as compared to $8.6 million for the year ended December 31, 1998. Although average daily volumes increased 10%, the average length of the pipeline movement was shorter, resulting in less tariff income. Pipeline operating costs increased due to increased expenditures for corrosion control of approximately $0.1 million and the costs associated with the spill the Partnership had from its Mississippi System in December 1999 of approximately $0.1 million.

       General and administrative expenses. General and administrative expenses increased $0.2 million in 1999 over the 1998 level. This increase can be attributed to expenditures related to addressing the Year 2000 issue in 1999, totaling $0.4 million that were charged to general and administrative expenses. This increase in costs for the Year 2000 issue was partially offset by decreases of less than $0.1 million each in travel and entertainment expenses and expense related to the restricted unit plan due to employee resignations.

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

       Also contributing to the decline in pipeline gross margins were higher operating costs in 1998. These higher costs can be attributed to lease payments beginning in the second quarter of 1998 on a new segment of pipeline of $0.5 million, repairs on the Main Pass pipeline prior to its shut-in of $0.2 million, and increased routine maintenance expenditures of $0.2 million.

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

  Hedging Activities

     Genesis routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps and futures contracts used to hedge future contract purchases of unpriced crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the underlying risk element of the hedged item is recognized. The Partnership recognized net gains of $0.7 million, $1.4 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, related to its hedging activity.

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

       The Partnership has no material commitments for capital expenditures for 2000.

     Working Capital and Credit Resources

       Pursuant to the Master Credit Support Agreement, Salomon is providing credit support in the form of a Guaranty Facility in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $300 million for the year ending December 31, 2000 (to be reduced in each case by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership is required to pay a guaranty fee to Salomon which will increase over the remaining year, thereby increasing the cost of the credit support provided to the Partnership under the Guaranty Facility. During 1999, the guaranty fee was 0.50% of the amount of the guaranty utilization. In 2000, the fee will be 0.50% for the first half of the year and 0.75% for the remainder of the year. The Partnership will pay an additional fee of 1% on any guaranty utilization in excess of the $300 million commitment. The Partnership paid no fees for excess utilization in any period presented. Guaranty fees paid for the years ended December 31, 1999, 1998 and 1997 were $0.7 million, $0.6 million and $0.7 million, respectively.

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

       The Loan Agreement is collateralized by the accounts receivable and inventory of GCOLP, subject to the terms of an Intercreditor Agreement between Bank One and Salomon. There is no compensating balance requirement under the Loan Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include requirements to maintain a ratio of current assets (as defined in the Loan Agreement) to current liabilities of at least 1:1 and to maintain tangible net worth in GCOLP, as defined in the Loan Agreement, of $65 million. The Partnership was in compliance with the covenants of the Loan Agreement at December 31, 1999.

       At December 31, 1999, the Partnership had $19.9 million of loans outstanding under the Loan Agreement. The Partnership had no letters of credit outstanding at December 31, 1999. At December 31, 1999, $15.1 million was available to be borrowed under the Loan Agreement.

       Management of the Partnership has entered into discussions with a bank regarding replacement of the Bank One Loan Agreement with a long-term facility. Based upon these discussions, management expects that it will be able to replace the Loan Agreement with a long-term facility subject to similar terms. If the Partnership is unable to complete the replacement agreement noted above, then other options will be pursued, some of which may have terms not as favorable to the Partnership, including increasing costs and pledging additional collateral. None of the Partnership's property is pledged as collateral for any obligations. The Partnership could also consider selling one of its pipeline systems, utilizing the proceeds to retire the Loan Agreement. While management believes that it will be able to replace the Loan Agreement on a long-term basis prior to its maturity, there can be no assurance that it will be able to do so. A failure to replace the Loan Agreement could result in the Partnership taking actions such as selling assets, limiting distributions and reducing its level of purchasing and marketing activities in future periods.

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

       At December 31, 1999, the Partnership's consolidated balance sheet reflected a working capital deficit of $17.8 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Loan Agreement with Bank One could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

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

       In its 1999 financial statements, the Partnership charged to expense the deductible of $50,000 and recorded a liability for $17 million, which includes estimates for clean-up costs, ongoing maintenance related to the clean-up and settlement of claims of potential liabilities to landowners in connection with the spill. The Partnership recorded a receivable from the insurance company for the insurance proceeds. Should the ultimate determination of the cause of the spill prove not to be covered by insurance, the Partnership will be required to write off the receivable of $17 million.

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

     Current Business Conditions

       A significant factor contributing to lower 1999 gross margins was the decline in domestic crude oil production caused by weakening oil prices.
Despite significant increases in crude oil prices since the first quarter of 1999, U.S. onshore crude oil production volumes have not improved. Further, management of the General Partner has not seen significant improvement in the drilling and workover rig counts that would indicate that producers are expending capital to increase production. The first sign of recovery is normally an increase in the number of workover rigs, the rigs used for jobs that increase production from existing wells. In 1998, the monthly average number of workover rigs operating in the Partnership's primary operating areas was 653 rigs. That count dropped to 497 in 1999. Similarly, the average number of rotary rigs being utilized in the Partnership's primary operating areas to find or develop oil or natural gas declined from 386 rigs in 1998 to 275 rigs in 1999. Management of the General Partner believes that producers that survived the price downturn in 1998 and early 1999 by borrowing from banks or utilizing cash reserves are using the increased cash flow from higher prices to repay debt and replenish cash. Although there has been some increase in the number of drilling and workover rigs being utilized in the Partnership's primary operating areas during the early part of 2000, management of the General Partner expects that this increased activity is more likely to have the effect of reducing natural production declines rather than significantly increasing wellhead volumes in its operating areas.

       The Partnership's improved volumes during 1999 were due primarily to obtaining existing production by paying higher prices for the production than the previous purchaser. Increased volumes obtained through competition based on price for existing production generally result in incrementally lower margins per barrel.

       The Partnership does not expect to experience meaningful improvements to gross margins in our existing business unless the energy industry takes action to cause significant improvements in domestic production levels. However, the Partnership intends to continue its strategy of increasing volumes purchased through competition unless significant improvements in domestic production levels occur.

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

       Additionally, as prices rise, the Partnership may have to increase the amount of its Loan Agreement in order to have funds available to meet margin calls on the NYMEX and to fund inventory purchases. No assurances can be made that the Partnership would be able to increase the size of its Loan Agreement or that changes to the terms of such increased Loan Agreement would not have a material impact on the results of operations or cash flows of the Partnership.

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


                                           Sell (Short) Buy (Long)
                                            Contracts   Contracts
                                             --------   ---------
     Crude Oil Inventory
       Volume (1,000 bbls)                         17
       Carrying value                        $    424
       Fair value                            $    424

     Commodity Futures Contracts:
       Contract volumes (1,000 bbls)           12,665      13,132
       Weighted average price per bbl        $  23.26    $  22.75
       Contract value (in thousands)         $294,617    $298,715
       Fair value (in thousands)             $313,937    $316,640

     Commodity Forward Contracts:
       Contract volumes (1,000 bbls)            4,830       4,090
       Weighted average price per bbl        $  25.50    $  24.81
       Contract value (in thousands)         $123,173    $101,492
       Fair value (in thousands)             $122,500    $102,555

     Commodity Option Contracts:
       Contract volumes (1,000 bbls)            1,960
       Weighted average strike price per bbl $   3.15
       Contract value (in thousands)         $    363
       Fair value (in thousands)             $    390

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

Item 8.  Financial Statements and Supplementary Data

  The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page Error! Bookmark not defined..

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

              Name               Age                   Position
       ------------------         --   ------------------------------------
       A. Richard Janiak          53   Director and Chairman of the Board
       Mark J. Gorman             46   Director, Chief Executive Officer and
                                         President
       John P. vonBerg            46   Director, Vice Chairman of the Board,
                                         and Executive Vice President,
                                         Trading and Price Risk Management
       Michael A. Peak            46   Director
       Robert T. Moffett          48   Director
       Herbert I. Goodman         77   Director
       J. Conley Stone            68   Director
       John M. Fetzer             46   Executive Vice President
       Ross A. Benavides          46   Chief Financial Officer, General Counsel
                                         and Secretary
       Ben F. Runnels             59   Vice President, Trucking Operations
       Kerry W. Mazoch            53   Vice President, Crude Oil Acquisitions

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

                           Summary Compensation Table


                                                                         Long-Term
                                          Annual Compensation          Compensation
                                  ---------------------------------- ----------------
                                                                          Awards
                                                                     ----------------
                                                        Other Annual    Restricted        All Other
                                    Salary       Bonus  Compensation   Stock Awards     Compensation
Name and Principal Position Year      $            $        $<F1>           $                 $
--------------------------- ----  ------------  ------  ------------ ----------------   ------------
Mark J. Gorman              1999  236,000 <F2>       -             -       -             9,600 <F3>
  Chief Executive Officer   1998  230,000       37,500             - 570,891 <F5><F6>    9,600 <F3>
    and President           1997  212,500       37,500             -       -             9,550 <F13>

John P. vonBerg             1999  410,000 <F2>       -             -       -             9,600 <F3>
  Executive Vice President, 1998  350,000            -             - 570,891 <F5><F7>    9,600 <F3>
    Trading and Price Risk  1997  350,000       50,000             -       -             9,550 <F13>
    Management

John M. Fetzer              1999  211,000 <F2>       -             -       -             9,600 <F3>
  Executive Vice President  1998  200,000       37,500             - 570,891 <F5><F8>    9,600 <F3>
                            1997  200,000       37,500             -       -             9,550 <F13>

Kerry W. Mazoch             1999  166,000            -             -       -             9,600 <F3>
  Vice President, Crude     1998  166,000       25,000             - 231,057 <F5><F9>    4,800 <F10>
    Oil Acquisitions        1997   62,250       15,000             -       -             1,743 <F14>

Ross A. Benavides           1999  150,000            -             -       -             9,586 <F4>
  Chief Financial Officer,  1998   31,700       10,000             - 185,000 <F11>       1,904 <F12>
  General Counsel and
  Secretary

<FN
<F1>
  No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

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

<F6>
  Mr. Gorman received an award of 29,090 restricted units.  At December 31,
     1999, Mr. Gorman had 6,842 vested restricted units and 6,841 vested units for which the restriction period had expired.  These units had a combined value of
     $110,319 (determined using closing market price of unrestricted units on
     December 31, 1999).  He had 9,697 unvested restricted units with a value of
     $78,182.  Mr. Gorman relinquished 2,855 of the units that vested in 1999 and
     1998, respectively, so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F7>
  Mr. vonBerg received an award of 29,090 restricted units.  At December 31,
     1999, Mr. vonBerg had 5,717 vested restricted units and 6,841 vested units for which the restriction period had expired.  These units had a combined value of
     $101,249 (determined using closing market price of unrestricted units on
     December 31, 1999).  He had 9,697 unvested restricted units with a value of
     $78,182.  Mr. vonBerg relinquished 3,980 and 2,855 of the units that vested in
     1999 and 1998, respectively, so that the value of the units on the vesting date
     ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F8>
  Mr. Fetzer received an award of 29,090 restricted units.  At December 31,
     1999, Mr. Fetzer had 6,842 vested restricted units and 6,841 vested units for which the restriction period had expired.  These units had a combined value of
     $110,319155,550 (determined using closing market price of unrestricted units on
     December 31, 1999).  He had 9,697 unvested restricted units with a value of
     $78,182.  Mr. Fetzer relinquished 2,855 of the units that vested in 1999 and
     1998 so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F9>
  Mr. Mazoch received an award of 12,121 restricted units.  At December 31,
     1999, Mr. Mazoch had 2,851 vested restricted units and 2,851 vested units for which the restriction period had expired.  These units had a combined value of
     $45,972 (determined using closing market price of unrestricted units on December
     31, 1999).  He had 4,041 unvested restricted units with a value of $32,581.  Mr.
     Mazoch relinquished 1,189 of the units that vested in 1999 and 1998 so that the value of the units on the vesting date ($6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

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

<F14>
 Includes $1,743 of profit-sharing contributions to a defined contribution plan.
</FN

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

                                                        Amount and Nature
                              Name and Address       of Beneficial Ownership  Percent
    Title of Class          of Beneficial Owner       as of January 1, 2000   of Class
------------------------   ----------------------    -----------------------  --------
General Partner Interest   Genesis Energy, L.L.C.                1 <F1>         100.00
                           500 Dallas, Suite 2500
                           Houston, TX  77002

General Partner Interest   Salomon Smith Barney Holdings Inc.    1 <F1>         100.00
                           Seven World Trade Center
                           New York, NY  10048
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


                                            Amount and Nature of Beneficial Ownership
                                           -------------------------------------------
                                           Sole Voting and  Shared Voting and  Percent
  Title of Class               Name        Investment Power  Investment Power of Class
--------------------    ------------------ ---------------- ----------------- --------
Genesis Energy, L.P.    A. Richard Janiak            -               -            -
Common Unit             Mark J. Gorman          18,683               -            *
                        John P. vonBerg         18,558               -            *
                        Michael A. Peak         25,420               -            *
                        Robert T. Moffett            -               -            -
                        Herbert I. Goodman       2,000               -            *
                        J. Conley Stone          1,000               -            *
                        John M. Fetzer          18,683               -            *
                        Kerry W. Mazoch          5,702               -            *
                        Ross A. Benavides        4,965               -            *

                        All directors and
                         executive officers
                         as a group (11 in
                         number)               100,073               -            1
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

  Genesis enters into transactions with Salomon and its subsidiaries, Howell and its subsidiaries and the General Partner in the ordinary course of its operations. During 1999, these transactions included:


   * Sales and purchases of crude oil from a subsidiary of Salomon totaling $77.2 million and $67.9 million, respectively.
   * Purchases of crude oil from a subsidiary of Howell totaling $6.9 million.
   * Provision of personnel to manage and operate the assets and operations of Genesis by the General Partner. Genesis reimbursed the General Partner for all direct and indirect costs of these services in the amount of $16.7 million.
   * Provision of guarantees to counterparties by Salomon for GCOLP in the maximum aggregate amount of $300 million. Genesis paid fees to Salomon for guaranty utilization totaling $0.7 million.

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

  (b)  Reports on Form 8-K

     None.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of October, 2000.



                             GENESIS ENERGY, L.P.
                             (A Delaware Limited Partnership)

   By:                       GENESIS ENERGY, L.L.C., as
                             General Partner


   By:                         /s/  Mark J. Gorman
                             ----------------------------
                             Mark J. Gorman
                             Chief Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/  Mark J. Gorman         Director, Chief Executive Officer  October 10, 2000
-----------------------                and President
     Mark J. Gorman
(Principal Executive Officer)

/s/ Ross A. Benavides            Chief Financial Officer,      October 10, 2000
-----------------------             General Counsel and
   Ross A. Benavides                     Secretary
(Principal Financial and
   Accounting Officer)

 /s/ A. Richard Janiak          Chairman of the Board and      October 10, 2000
-----------------------                   Director
   A. Richard Janiak

 /s/ Herbert I. Goodman                   Director             October 10, 2000
-----------------------
   Herbert I. Goodman

 /s/ J. Conley Stone                      Director             October 10, 2000
-----------------------
   J. Conley Stone

 /s/ Michael A. Peak                      Director             October 10, 2000
-----------------------
   Michael A. Peak

 /s/ Robert T. Moffett                    Director             October 10, 2000
 -----------------------
   Robert T. Moffett

 /s/ John P. vonBerg            Vice Chairman, Director, and   October 10, 2000
-----------------------      Executive Vice President, Trading
   John P. vonBerg               and Price Risk Management

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   32

Consolidated Balance Sheets, December 31, 1999 and 1998                    33

Consolidated Statements of Operations for the Years Ended December
 31, 1999, 1998 and 1997                                                   34

Consolidated Statements of Cash Flows for the Years Ended December
 31, 1999, 1998 and 1997                                                   35

Consolidated Statements of Partners' Capital for the Years Ended
 December 31, 1999, 1998 and 1997                                          36

Notes to Consolidated Financial Statements                                 37

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







                                 ARTHUR ANDERSEN LLP





Houston, Texas
March 2, 2000

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   December 31, December 31,
                                                         1999      1998
                                                       --------  --------
               ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $  6,664  $  7,710
     Accounts receivable -
     Trade                                              241,529   167,600
     Related party                                        7,030     4,634
     Inventories                                            404     1,966
     Insurance receivable for pipeline spill costs       16,586         -
     Other                                                2,504     3,306
                                                       --------  --------
     Total current assets                               274,717   185,216

FIXED ASSETS, at cost                                   116,332   119,310
     Less:  Accumulated depreciation                    (22,419)  (20,707)
                                                       --------  --------
     Net fixed assets                                    93,913    98,603

OTHER ASSETS, net of amortization                        11,962    13,354
                                                       --------  --------

TOTAL ASSETS                                           $380,592  $297,173
                                                       ========  ========

     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current portion of long-term debt                 $ 19,900  $      -
     Accounts payable -
     Trade                                              251,742   172,143
     Related party                                        1,604     6,200
     Accrued liabilities                                 19,290     5,171
                                                       --------  --------
     Total current liabilities                          292,536   183,514

LONG-TERM DEBT                                                -    15,800

COMMITMENTS AND CONTINGENCIES (Note 18)

ADDITIONAL PARTNERSHIP INTERESTS                          3,900         -

MINORITY INTERESTS                                       30,571    29,988

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued;
       8,620 and 8,604 units outstanding
       at December 31, 1999 and 1998, respectively       52,574    66,832
     General partner                                      1,051     1,357
                                                       --------  --------
     Subtotal                                            53,625    68,189
     Treasury units, 5 and 21 units at December 31,
       1999 and 1998, respectively                          (40)     (318)
                                                       --------  --------
     Total partners' capital                             53,585    67,871
                                                       --------  --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $380,592  $297,173
                                                       ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                       Year Ended December 31,
                                                -------------------------------------
                                                   1999         1998          1997
                                                ----------   ----------    ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                     $2,067,451   $2,178,224    $2,911,333
          Related parties                           77,195       38,718       443,606
     Pipeline revenues                              16,366       16,533        17,989
                                                ----------   ----------    ----------
          Total revenues                         2,161,012    2,233,475     3,372,928
COST OF SALES:
     Crude costs, unrelated parties              2,043,506    2,141,715     3,147,694
     Crude costs, related parties                   74,812       42,814       183,490
     Field operating costs                          11,669       12,778        12,107
     Pipeline operating costs                        8,161        7,971         6,016
                                                ----------   ----------    ----------
          Total cost of sales                    2,138,148    2,205,278     3,349,307
                                                ----------   ----------    ----------
GROSS MARGIN                                        22,864       28,197        23,621
EXPENSES:
     General and administrative                     11,649       11,468         8,557
     Depreciation and amortization                   8,220        7,719         6,300
     Nonrecurring charges                                -          373             -
                                                ----------   ----------    ----------

OPERATING INCOME                                     2,995        8,637         8,764
OTHER INCOME (EXPENSE):
     Interest income                                   156          421         1,190
     Interest expense                               (1,085)        (267)         (127)
     Net gain on disposal of surplus assets            849           28            21
                                                ----------   ----------    ----------

Net income before minority interests                 2,915        8,819         9,848

Minority interests                                     583        1,763         1,968
                                                ----------   ----------    ----------
NET INCOME                                      $    2,332   $    7,056    $    7,880
                                                ==========   ==========    ==========


NET INCOME PER COMMON UNIT- BASIC AND DILUTED   $     0.27   $     0.80    $     0.90
                                                ==========   ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON UNITS
  OUTSTANDING                                        8,604        8,606         8,625
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

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)


                                                                 Partners' Capital
                                                       --------------------------------------
                                                       Common      General Treasury
                                                    Unitholders    Partner   Units     Total
                                                       --------    ------   -------  --------
Partners' capital at December 31, 1996                 $ 83,378    $1,702   $     -  $ 85,080
Net income                                                7,722       158         -     7,880
Cash distributions                                      (14,317)     (292)        -   (14,609)
                                                       --------    ------   -------  --------
Partners' capital at December 31, 1997                   76,783     1,568         -    78,351
Net income                                                6,915       141         -     7,056
Cash distributions                                      (17,208)     (352)        -   (17,560)
Purchase of treasury units                                    -         -    (1,246)   (1,246)
Issuance of treasury units to Restricted Unit Plan
  participants                                                -         -       928       928
Excess of expense over cost of treasury units issued
  for Restricted Unit Plan                                  342         -         -       342
                                                       --------    ------   -------  --------
Partners' capital, December 31, 1998                     66,832     1,357      (318)   67,871
Net income                                                2,286        46         -     2,332
Cash distributions                                      (17,206)     (352)        -   (17,558)
Purchase of treasury units                                    -         -      (261)     (261)
Issuance of treasury units to Restricted Unit Plan
  participants                                                -         -       539       539
Excess of expense over cost of treasury units issued
  for Restricted Unit Plan                                  662         -         -       662
                                                       --------    ------   -------  --------
Partners' capital, December 31, 1999                   $ 52,574    $1,051   $   (40) $ 53,585
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

  Other Assets

    Other assets consist primarily of intangibles and goodwill. Intangibles include a covenant not to compete, which is being amortized over five years. Goodwill of $9.4 million represents the excess of purchase price over fair value of the net assets acquired for acquisitions accounted for as purchases and is being amortized over a period of 20 years. See Note 8.

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

6.  Inventories

  Inventories consisted of the following (in thousands).

                                                                December 31,
                                                                ------------
                                                                1999    1998
                                                                -----  ------
     Crude oil inventories, at market                           $   -  $1,644
     Store warehouse inventories, at lower of cost or market    $ 404  $  322
                                                                -----  ------
        Total inventories                                       $ 404  $1,966
                                                                =====  ======

7.  Fixed Assets

  Fixed assets consisted of the following (in thousands).

                                                    December 31,
                                               --------------------
                                                 1999        1998
                                               --------    --------
     Land and buildings                        $  3,726    $  3,489
     Pipelines and related assets                95,378      93,796
     Vehicles and transportation equipment        5,950       8,006
     Office equipment, furniture and fixtures     2,347       5,281
     Other                                        8,931       8,738
                                                116,332     119,310
     Less - Accumulated depreciation            (22,419)    (20,707)
                                               --------    --------
     Net fixed assets                          $ 93,913   $  98,603
                                               ========   =========


  Depreciation expense was $6,832,000, $6,529,000 and $5,820,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  Other Assets

  Other assets consisted of the following (in thousands).

                                                   December 31,
                                              -------------------
                                                 1999      1998
                                              --------    -------
       Goodwill                               $  9,401    $ 9,401
       NYMEX seats                               1,203      1,203
       Covenant not to compete                   4,238      4,393
       Other                                        62         66
                                                14,904     15,063
       Less - Accumulated amortization          (2,942)    (1,709)
                                               -------    -------
       Net other assets                        $11,962    $13,354


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

  Guaranty Facility

    Salomon is providing a Guaranty Facility through December 31, 2000 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2000 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon which increases over the remaining term thereby increasing the cost of the Guaranty Facility. At December 31, 1999, the aggregate amount of obligations covered by guarantees was $164 million, including $72 million in payable obligations and $92 million of estimated crude oil purchase obligations for January 2000.

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

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                  Year Ended December 31,
                                 -------------------------
                                   1999     1998     1997
                                 -------  -------  -------
    Sales to affiliates          $77,195  $38,718  $443,606
    Purchases from affiliates    $74,812  $42,814  $183,490

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

                                     1999                   1998                  1997
                             --------------------- --------------------- ---------------------
                                            Net                   Net                   Net
                           Carrying  Fair  Gains  Carrying Fair   Gains Carrying Fair   Gains
                             Amount Value (Losses) Amount Value (Losses) Amount Value (Losses)
                             ------ ----- -------- ------ ----- -------- ------ ----- --------
    Option contracts written  $390  $390    $ -     $ -    $ -    $ -    $1,356  $803   $553

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

    In its 1999 financial statements, the Partnership charged to expense the deductible of $50,000 and recorded a liability for $17 million, which includes estimates for clean-up costs, ongoing maintenance related to the clean-up and settlement of claims of potential liabilities to landowners in connection with the spill. The Partnership recorded a receivable from the insurance company for the insurance proceeds. The receivable is included in "Insurance receivable for pipeline spill costs." Included in accounts payable is $1.0 million related to vendor invoices received and $15.0 million for estimated amounts to be incurred for the spill. $1.0 million had already been paid at December 31, 1999. Should the ultimate determination of the cause of the spill prove not to be covered by insurance, the Partnership will be required to write off the receivable of $17 million.

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

19.  Subsequent Event

  On February 28, 2000, Howell sold its 46% interest in the General Partner to Salomon Brothers Holding Company Inc.