Form 10-Q
period 2000-09-30
GENESIS ENERGY LP
filed 2000-11-13
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                           ---------------------------


                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                Yes    X      No
                                    -------      -------
===============================================================================

                          This report contains 23 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page
                                                                          ----
        Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999                                                3
        Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2000 and 1999                         4
        Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999                                5
        Consolidated Statement of Partners' Capital for the Nine
           Months Ended September 30, 2000                                  6
        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15


                           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   23

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 September 30,   December 31,
                                                      2000           1999
                                                    --------       --------
            ASSETS                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                      $ 14,872       $  6,664
     Accounts receivable -
          Trade                                      383,903        241,529
          Related party                                    -          7,030
     Inventories                                         414            404
     Insurance receivable for pipeline spill costs     4,126         16,586
     Other                                             6,361          2,504
                                                    --------       --------
          Total current assets                       409,676        274,717

FIXED ASSETS, at cost                                117,639        116,332
     Less:  Accumulated depreciation                 (27,507)       (22,419)
                                                    --------       --------
          Net fixed assets                            90,132         93,913

OTHER ASSETS, net of amortization                     10,963         11,962
                                                    --------       --------

TOTAL ASSETS                                        $510,771       $380,592
                                                    ========       ========



     LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Short-term debt                                $ 19,900       $ 19,900
     Accounts payable -
          Trade                                      373,675        251,742
          Related party                               12,089          1,604
     Accrued liabilities                              21,611         19,290
                                                    --------       --------
          Total current liabilities                  427,275        292,536

COMMITMENTS AND CONTINGENCIES (Note 8)

ADDITIONAL PARTNERSHIP INTERESTS                      11,300          3,900

MINORITY INTERESTS                                    30,808         30,571

PARTNERS' CAPITAL
     Common unitholders, 8,625 units issued and
       8,617 units and 8,620 units outstanding at
       September 30, 2000 and December 31, 1999,
       respectively                                   40,625         52,574
     General partner                                     806          1,051
                                                    --------       --------
          Subtotal                                    41,431         53,625
     Treasury Units, 8 units and 5 units at
       September 30, 2000 and December 31, 1999,
       respectively                                      (43)           (40)
                                                    --------       --------
          Total partners' capital                     41,388         53,585
                                                    --------       --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL             $510,771       $380,592
                                                    ========       ========
   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                  Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                    2000       1999       2000        1999
                                                ----------  --------  ----------   ----------
REVENUES:
     Gathering and marketing revenues
          Unrelated parties                     $1,088,892  $575,381  $3,248,593   $1,429,158
          Related parties                                -    14,229      29,820       49,121
     Pipeline revenues                               4,140     4,207      11,358       12,649
                                                ----------  --------  ----------   ----------
               Total revenues                    1,093,032   593,817   3,289,771    1,490,928
COST OF SALES:
     Crude costs unrelated parties               1,053,505   573,383   3,135,028    1,406,587
     Crude costs related parties                    26,898    10,028     122,277       52,301
     Field operating costs                           3,399     2,845       9,810        8,455
     Pipeline operating costs                        2,326     2,100       6,411        6,034
                                                ----------  --------  ----------   ----------
          Total cost of sales                    1,086,128   588,356   3,273,526    1,473,377
                                                ----------  --------  ----------   ----------
GROSS MARGIN                                         6,904     5,461      16,245       17,551
EXPENSES:
     General and administrative                      2,785     2,740       8,161        8,779
     Depreciation and amortization                   2,048     2,054       6,129        6,166
                                                ----------  --------  ----------   ----------

OPERATING INCOME                                     2,071       667       1,955        2,606
OTHER INCOME (EXPENSE):
     Interest income                                    55        38         139          107
     Interest expense                                 (242)     (333)       (944)        (849)
     Gain (loss) on asset sales                         16       (55)         36          845
                                                ----------  --------  ----------   ----------

NET INCOME BEFORE MINORITY INTERESTS                 1,900       317       1,186        2,709

Minority interests                                     380        63         237          542
                                                ----------  --------  ----------   ----------
NET INCOME                                      $    1,520  $    254  $      949   $    2,167
                                                ==========  ========  ==========   ==========

NET INCOME PER COMMON UNIT - BASIC AND DILUTED  $     0.17  $   0.03  $     0.11   $     0.25
                                                ==========  ========  ==========   ==========

NUMBER OF COMMON UNITS OUTSTANDING                   8,617     8,604       8,621        8,604
                                                ==========  ========  ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                                         2000      1999
                                                      ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $     949  $  2,167
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities -
      Depreciation                                        5,140     5,114
      Amortization of intangible assets                     989     1,052
      Minority interests equity in earnings                 237       542
      Gain on disposals of fixed assets                     (36)     (845)
      Other noncash charges                                 649     1,119
      Changes in components of working capital -
      Accounts receivable                              (135,344)  (76,068)
      Inventories                                           (10)      655
      Other current assets                                8,603    (3,874)
      Accounts payable                                  132,418    72,177
      Accrued liabilities                                 1,766    (1,481)
                                                      ---------  --------
Net cash provided by operating activities                15,361       558
                                                      ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                   (1,378)   (2,086)
   Change in other assets                                    10       415
   Proceeds from sales of assets                             55     1,008
                                                      ---------  --------
Net cash used in investing activities                    (1,313)     (663)
                                                      ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under Credit/Loan Agreement                 -     6,300
   Distributions:
      To common unitholders                             (12,934)  (12,905)
      To general partner                                   (264)     (264)
   Issuance of additional partnership interests           7,400     1,700
   Purchase of treasury units                               (42)        -
                                                      ---------  --------
Net cash used in financing activities                    (5,840)   (5,169)
                                                      ---------  --------

Net increase (decrease) in cash and cash equivalents      8,208    (5,274)

Cash and cash equivalents at beginning of period          6,664     7,710
                                                      ---------  --------

Cash and cash equivalents at end of period            $  14,872  $  2,436
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                  Partners' Capital
                                                       -------------------------------------
                                                         Common   General   Treasury
                                                      Unitholders Partner    Units     Total
                                                        -------    ------      ----   -------
Partners' capital at December 31, 1999                  $52,574    $1,051      $(40)  $53,585
Net income for the nine months ended
  September 30, 2000                                        930        19         -       949
Distributions during the nine months ended
  September 30, 2000                                    (12,934)     (264)        -   (13,198)
Purchase of treasury units                                    -         -       (42)      (42)
Issuance of treasury units to Restricted Unit Plan
  participants                                                -         -        39        39
Excess of expense over cost of treasury units issued
  for Restricted Unit Plan                                   55         -         -        55
                                                        -------    ------      ----   -------
Partners' capital at September 30, 2000                 $40,625    $  806      $(43)  $41,388
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

2.  Basis of Presentation

  The accompanying consolidated financial statements and related notes present the financial position as of September 30, 2000 and December 31, 1999 for GELP, the results of operations for the three and nine months ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999 and changes in partners' capital for the nine months ended September 30, 2000.

  The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999 filed with the SEC.

  Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended September 30, 2000 and 1999 was 8,617,000 and 8,604,000, respectively. For the 2000 and 1999 nine month periods, the weighted average number of Common Units outstanding was 8,621,000 and 8,604,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

3.  New Accounting Pronouncements

  In November 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 98-10, "Accounting for Energy Trading and Risk Management Activities". This consensus, effective in the first quarter of 1999, requires that "energy trading" contracts be marked-to-market, with gains or losses recognized in current earnings. The Partnership has determined that its activities do not meet the definition in EITF Issue 98-10 of "energy trading" activities and, therefore, is not required to make any change in its accounting, except as

  EITF 98-10 relates to written option contracts. EITF 98-10 requires that all written option contracts be marked-to-market. For the three and nine months ended September 30, 2000, the Partnership recorded unrealized gains of $0.9 million and $0.3 million, respectively, as a result of marking these contracts to market. These amounts are included in cost of crude in the statement of operations.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This standard was subsequently amended by SFAS 137 and SFAS 138. This new standard, as amended, which the Partnership will be required to adopt for its fiscal year 2001, will change the method of accounting for changes in the fair value of derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership is in the process of evaluating the impact that this statement will have on its business processes, results of operations and financial position. The Partnership is currently reviewing its contracts to determine the effects of volumetric commitments, pricing arrangements and liquidation terminology under the new standard and will complete that review during the fourth quarter of 2000. The review thus far has indicated that a majority of the Partnership's crude oil contracts will qualify as derivative instruments under the standard which could increase volatility in net income and comprehensive income when the contracts are valued at fair value.

  SAB No. 101 provides interpretive guidance on the proper recognition, presentation and disclosure of revenues in financial statements. The Company has reviewed its revenue, recognition policies and determined that they are in compliance with generally accepted accounting principles and the related interpretive guidance set forth in SAB No. 101.

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

  Guaranty Facility

    Salomon is providing a Guaranty Facility through March 31, 2001, in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon of 0.75% of the utilized amount of outstanding guarantees. An additional fee of 1.00% is paid on any amounts in excess of the $300 million commitment. At September 30, 2000, the aggregate amount of obligations covered by guarantees was $260 million, including $141 million in payable obligations and $119 million of estimated crude oil purchase obligations for October 2000.

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

    There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires on March 31, 2001. Upon approval of a proposed restructuring discussed in Note 10, Salomon will extend the expiration date of its credit support obligation to the Partnership from March 31, 2001, to December 31, 2001, on the current terms and conditions. If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. If the proposed restructuring discussed in Note 10 is not approved, management of the Partnership intends to replace the Guaranty Facility with a letter of credit facility with one or more third party lenders prior to March 2001 and has had preliminary discussions with banks about a replacement letter of credit facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. The General Partner expects that the overall cost of a replacement facility may be substantially greater than what the Partnership is incurring under its existing Master Credit Support Agreement. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

  Working Capital Facility

    On June 6, 2000, GCOLP entered into a credit agreement ("Credit Agreement") with BNP Paribas to replace the Loan Agreement with Bank One. The Credit Agreement provides for loans or letters of credit in the aggregate not to exceed the lesser of $25 million or the Borrowing Base (as defined in the Credit Agreement).If BNP Paribas obtains loan commitments for an additional $10 million, the amount available under the Credit Agreement would increase to $35 million. As of September 30, 2000, BNP Paribas had not obtained loan commitments for the additional $10 million. Interest is calculated, at the Partnership's option, by using either LIBOR plus 1.4% or BNP Paribas' prime rate minus 1%.

    The Credit Agreement expires on the earlier of (a) February 28, 2003 or (b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on March 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on February 28, 2001. If the proposed restructuring is approved on December 7, 2000, Salomon will extend the Master Credit Support

Agreement. See Note 10. The Credit Agreement with BNP Paribas would, as a result, automatically extend to November 30, 2001.

    The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a) maintain a Current Ratio (calculated after the exclusion of debt under the Credit Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 5.0 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was not in compliance with the Maximum Leverage Ratio covenant at the end of each month since June 30, 2000, and is likely to be in violation for future periods until an amendment to the Credit Agreement is obtained.
A waiver for each period has been obtained from BNP Paribas. No assurance can be given, however, that BNP Paribas will continue to provide waivers of this covenant in the future or agree to amend the Credit Agreement.

    At December 31, 1999, and September 30, 2000, the Partnership had $19.9 million of debt outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at September 30, 2000. At September 30, 2000, $5.1 million was available to be borrowed under the Credit Agreement. The current average interest rate is 10.5 percent.

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

    Through September 30, 2000, the Partnership utilized $11.3 million of the distribution support from Salomon. On November 14, 2000, the Partnership will utilize an additional $2.5 million of distribution support for the distribution related to the third quarter. After the distribution in November 2000, $13.8 million of distribution support will have been utilized and $3.8 million will remain available through December 31, 2001, or until such amount is fully utilized, whichever comes first. Upon approval of a proposed restructuring on December 7, 2000, Salomon will contribute the remaining balance of its distribution support commitment to GCOLP. See Note 10. After payment of transaction costs associated with the restructuring, the Partnership will then declare a special distribution of the remaining cash.

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

  Sales and Purchases of Crude Oil

    A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).
                                     Nine Months Ended September 30,
                                              2000        1999
                                            --------     -------
         Sales to affiliates                $ 29,820     $49,121
         Purchases from affiliates          $122,277     $52,301

  General and Administrative Services

    The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $12,519,000 and $12,262,000 for the nine months ended September 30, 2000 and 1999, respectively.

  Credit Facilities

    As discussed in Note 5, Salomon provides a Guaranty Facility to the Partnership. For the nine months ended September 30, 2000 and 1999, the Partnership paid Salomon $1,234,000 and $483,000, respectively, for guarantee fees under the Credit Facilities.

7.  Supplemental Cash Flow Information

  Cash received by the Partnership for interest was $133,000 and $103,000 for the nine months ended September 30, 2000 and 1999, respectively. Payments of interest were $1,029,000 and $820,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

    The estimated cost of the spill clean-up is expected to be $18 million.
This amount includes estimates for clean-up costs, ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At September 30, 2000, $16.8 million had been paid to vendors and claimants for spill related costs, and $1.2 million was included in accrued liabilities for estimated future expenditures. Current assets included $0.3 million of expenditures submitted and approved by insurers but not yet reimbursed, $2.6 million for expenditures not yet submitted to insurers and $1.2 million for expenditures not yet incurred or billed to the Partnership. At September 30, 2000, $13.9 million in reimbursements had been received from insurers.

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

    The Partnership has been named as one of the defendants in a complaint filed by Garner Environmental Services, Inc. ("Garner") on October 12, 2000 in the 265th District Court of Harris County, Cause No. 200019833. Garner, who participated in the pipeline oil spill clean-up, has sued the Partnership and the firm hired by the Partnership to provide cost control services in connection with the oil spill clean-up for libel and slander. Garner has also sued the Partnership for suit on account and breach of contract. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. However, the Partnership cannot guarantee that a potential claim will not result in a liability to it, nor can the Partnership provide assurance that any potential liability would be covered by Genesis' insurance carrier.

  Crude Oil Contamination

    In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. As of September 30, 2000, the estimated volume of crude that was potentially contaminated was 7,500 barrels.

    The Partnership has accrued costs associated with transportation, testing and consulting in the amount of $188,000, of which $157,000 has been paid at September 30, 2000. The potentially contaminated barrels are reflected in inventory at their cost of approximately $0.2 million.

    The Partnership has recorded a receivable for $188,000 to reflect the expected recovery of the accrued costs from the third party. The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party.

    In a separate matter, on August 17, 2000, Pennzoil-Quaker State Company filed a petition in the 61st District Court of Harris County, Texas, requesting the court's authority to take depositions and subpoena documents in connection with the investigation of a potential claim or suit against several parties, including GCOLP. In its petition, Pennzoil-Quaker State alleges that tainted crude oil supplied by GCOLP may have caused a fire and explosion at Pennzoil-Quaker State's Shreveport refinery in January 2000. GCOLP does not possess sufficient information at this time to determine whether the fire at the refinery was caused by crude oil supplied by GCOLP. If Pennzoil-Quaker State were to file a lawsuit against the partnership, we intend to vigorously defend any claim filed against us. However, we cannot guarantee that a potential claim will not result in liability to us, nor can management of the Partnership provide assurance that any potential liability would be covered by GCOLP's insurance carrier.

9.  Distributions

  On October 11, 2000, the Board of Directors of the General Partner declared a cash distribution of $0.50 per Unit for the quarter ended September 30, 2000. The distribution will be paid November 14, 2000, to the General Partner and all Common Unitholders of record as of the close of business on October 31, 2000. The Subordinated OLP Unitholders will not receive a distribution for the quarter.

  The distribution will be paid utilizing approximately $1.9 million of cash available from the Partnership and $2.5 million of cash provided by Salomon pursuant to Salomon's Distribution Support Agreement.

10.  Proposed Restructuring

  On October 23, 2000 the Partnership announced that it has scheduled a Special Meeting of the Partnership's common unitholders at 8:30 a.m. Houston, Texas time on December 7, 2000, for purposes of voting on the proposed restructuring of Genesis as announced on May 10, 2000. The Proxy Statement for this Special Meeting, which describes the proposed financial restructuring, was mailed on October 23, 2000, to unitholders of record as of October 18, 2000. The Special Meeting will take place at the executive offices of Genesis at One Allen Center, Suite 2500, 500 Dallas, in Houston, Texas.

  The restructuring includes amendments to the partnership agreement of our subsidiary operating partnership that will:

  * reduce the minimum quarterly distribution on the common units from the current $0.50 per unit to $0.20 per unit;

  * reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the general partner is entitled to incentive compensation payments from the current threshold levels of $0.55, $0.635 and $0.825 per unit to the new threshold levels of $0.25, $0.28 and $0.33 per unit;

  * eliminate all of the outstanding subordinated limited partner units in our operating partnership and, as a result, provide that the common units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

  * eliminate, without the payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate our obligation to redeem the APIs issued to Salomon in exchange for its distribution support if quarterly cash available for distribution exceeds specified levels.

  If the proposal is approved:

  * Salomon will contribute to the operating partnership in cash the remaining distribution support, expected to be $3.7 million. After payment of transaction costs associated with the restructuring estimated at $1.3 million, we will then declare a special distribution of the remaining cash, estimated at $2.4 million, or $0.28 per unit.

  * Salomon will extend the expiration date of its $300 million credit support obligation to the partnership from March 31, 2001, to December 31, 2001, on the current terms and conditions. This extension will eliminate an estimated $2.5 million increase in trade credit costs for the last nine months of 2001.

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

  On May 24, 2000, Richard Dollinger, a holder of units of limited partner interests in the Partnership, filed a putative class action complaint in the Chancery Division, Camden County, Superior Court of New Jersey, seeking to enjoin Salomon from taking any steps to accomplish or implement the proposed restructuring without adequate safeguards for the interests of the class of common unitholders. The plaintiff alleges breach of fiduciary duty, breach of contract and duty of good faith and fair dealing and a violation of the New Jersey Consumer Fraud Act by the defendant in connection with the restructuring. Salomon believes that the complaint is without merit and intends to vigorously defend the action.

  Management of the Partnership believes that these pending matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Partnership.

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

Results of Operations

  Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                Three Months Ended September 30,  Nine Months Ended September 30,
                                        2000         1999               2000          1999
                                      --------      --------          --------     --------
Gross margin
     Gathering and marketing          $  5,090      $  3,354          $ 11,298     $ 10,936
     Pipeline                         $  1,814      $  2,107          $  4,947     $  6,615

General and administrative expenses   $  2,785      $  2,740          $  8,161     $  8,779

Depreciation and amortization         $  2,048      $  2,054          $  6,129     $  6,166

Operating income                      $  2,071      $    667          $  1,955     $  2,606

Interest income (expense), net        $   (187)     $   (295)         $   (805)    $   (742)

Barrels per day
     Wellhead                           98,601        97,357           100,852       91,572
     Bulk and exchange                 286,031       224,957           312,367      253,504
     Pipeline                           87,889       100,383            89,512       94,951

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

  Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

    Gross margin from gathering and marketing operations was $11.3 million for the nine months ended September 30, 2000, as compared to $11.0 million for the nine months ended September 30, 1999.

    The increase of $0.3 million can be attributed to an unrealized gain of $0.3 million on written option contracts and several other factors that netted to a zero effect.

    The other factors affecting gross margin were:

     * an increase of 20 percent in wellhead, bulk and exchange purchase volumes between the nine month periods in 1999 and 2000, resulting in an increase in gross margin of $4.0 million;

     * an 8 percent decline in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which reduced gross margin by $1.8 million;

     * an increase of $0.8 million in credit costs due to the increase in purchase volumes and an 86 percent increase in the absolute price level of crude oil; and

     * an increase of $1.4 million in field operating costs, primarily from a $0.5 million increase in payroll and benefits costs and a $0.6 million increase in fuel costs.

    Pipeline gross margin was $4.9 million for the nine months ended September 30, 2000, as compared to pipeline gross margin of $6.6 million for the first nine months of 1999, a decline of $1.7 million. Pipeline revenues declined $1.3 million as a result of declines in throughput and average tariff. Throughput declined 6 percent between the nine-month periods 1999 and 2000, resulting in a revenue decrease of $0.7 million. The average tariff collected on shipments was down 8%, resulting in a revenue decrease of $0.8 million. Revenues from sales of pipeline loss allowance increased $0.2 million as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude prices. Pipeline operating costs were $0.4 million higher in the 2000 period primarily due to $0.2 million increased expenditures in areas of spill prevention.

    General and administrative expenses were $8.2 million for the nine months ended September 30, 2000, as compared to $8.8 million for the 1999 period. The decline of $0.6 million is primarily attributable to decreases in the following areas: $0.1 million in salary and benefits and $0.2 million in restricted unit expense. Additionally, the 1999 nine month period included costs related to the Year 2000 remediation totaling $0.3 million.

    Net interest expense for the nine months ended September 30, 2000 was $0.8 million. In the 1999 period, the Partnership incurred net interest expense of $0.7 million. This slight increase in interest cost in 2000 can be attributed primarily to higher interest rates.

    In the 1999 period, the Partnership sold excess trucking assets, resulting in the recognition of a gain on those sales of $0.9 million.

  Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

    Gross margin from gathering and marketing operations was $5.1 million for the three months ended September 30, 2000, as compared to $3.4 million for the three months ended September 30, 1999. The increase of $1.7 million represents the net effect of several factors.

    Wellhead bulk and exchange volumes for the three months ended September 30, 2000, increased 19 percent from the same period in 1999. This rise resulted in a $1.2 million increase in gathering and marketing gross margins. The average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale increased 6 percent, which increased gross margin by $0.5 million. Additionally, the Partnership recorded an unrealized gain of $0.9 million in the 2000 third quarter on written option contracts. Contributing to reduce gross margins were a $0.3 increase in credit costs and a $0.6 increase in field operating costs. The $0.3 increase in credit costs is a function of the increase in purchase volumes and a 55 percent increase in the absolute price level of crude oil. The increase in field operating costs was primarily from increases in payroll and benefits and fuel costs.

    Pipeline gross margin decreased $0.3 million between the 1999 and 2000 third quarters. Throughput declined 12 percent resulting in a $0.5 million decrease in pipeline revenue. The average tariff collected on shipments was also 5 percent less, resulting in a revenue decrease of $0.2 million Offsetting these declines was a $0.6 million increase in revenues of pipeline loss allowance as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude oil prices. Pipeline operating costs increased were $0.2 million higher in 2000 primarily to increased expenditures for spill prevention measures.

    Net interest expense decreased by $0.1 million in the 2000 third quarter due to lower debt levels offset by higher interest rates.

Hedging Activities

  Genesis routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps and future contracts used to hedge future contract purchases of unpriced crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the hedged item is recognized. The Partnership recognized net losses of $1.6 million and $0.1 million for the nine months and three months ended September 30, 2000, respectively, and a net gain of $0.7 million and a net loss of $1.3 million for the nine and three months ended September 30, 1999, respectively, related to its hedging activity.

Liquidity and Capital Resources

  Cash Flows

   Cash flows from operating activities were $15.4 million for the nine months ended September 30, 2000. Operating activities in the prior year period generated cash of $0.6 million. The increase in 2000 can be attributed to differences in the timing of payment for current assets and liabilities.

    For the nine months ended September 30, 2000, cash flows utilized in investing activities were $1.3 million resulting from additions to property and equipment. In the 1999 period, the Partnership expended $0.7 million on asset acquisitions, offset by the proceeds from the sale of excess trucking equipment.

    Cash flows utilized in financing activities by the Partnership during the first nine months of 2000 totaled $5.8 million. Distributions paid to the common unitholders and the general partner totaling $13.2 million utilized cash flows. Cash totaling $7.4 million was provided by the issuance of Additional Partnership Interests (APIs) to Salomon under the terms of the Distribution Support Agreement. Cash flows provided by financing activities of $5.2 million in the 1999 period represented distributions to the common unitholders and the general partner, offset by increased borrowings under the Loan Agreement totaling to $6.3 million and the issuance of $1.7 million of APIs to Salomon.

  Working Capital and Credit Resources

    As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Partnership has a Guaranty Facility with Salomon through March 31, 2001, and a Credit Agreement with BNP Paribas for working capital purposes that extends through February 28, 2001. Both of these agreements will be extended if the proposed restructuring is approved on December 7, 2000. See "Proposed Restructuring". If the General Partner is removed without its consent, Salomon's credit support obligations will terminate. In addition, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions.

    At September 30, 2000, the Partnership's consolidated balance sheet reflected a working capital deficit of $17.6 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

    Management of the Partnership intends to replace the Guaranty Facility and Credit Agreement with a working capital letter of credit facility with one or more third party lenders prior to February 2001 if the proposed restructuring discussed below under "Proposed Restructuring" is not approved. The General Partner expects that a replacement facility would increase its annual credit costs by approximately $3.3 million.

Increased credit needs and higher credit costs could adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities. Profitability and Available Cash for distributions could be adversely impacted as well.

    The Partnership will pay a distribution of $0.50 per Unit for the three months ended September 30, 2000, on November 14, 2000 to the General Partner and all Common Unitholders of record as of the close of business on October 31, 2000. The subordinated OLP Unitholders will not receive a distribution for that period.

    This distribution will be paid utilizing approximately $1.9 million, or $0.22 per Common Unit, of cash available from the Partnership and $2.5 million, or $0.28 per Common Unit, of cash provided by Salomon, pursuant to Salomon's distribution support obligation.

    Under the Distribution Support Agreement, Salomon has committed, subject to certain limitations, to provide cash distribution support, with respect to quarters ending on or before December 31, 2001, in an amount up to an aggregate of $17.6 million in exchange for APIs. Salomon's obligation to purchase APIs will end no later than December 31, 2001, or when the distribution support will have been fully utilized, whichever comes first. After the distribution in November 2000, $13.8 million of distribution support has been utilized and $3.8 million will remain available through December 31, 2001, or until such amount is fully utilized, whichever comes first. The Distribution Support Agreement will be terminated and Salomon will make a one-time payment of its then remaining distribution support obligation if the proposed restructuring discussed below is approved by a majority of the Partnership's unitholders.

  Proposed Restructuring

    On October 23, 2000 the Partnership announced that it has scheduled a Special Meeting of the Partnership's common unitholders at 8:30 a.m. Houston, Texas time on December 7, 2000, for purposes of voting on the proposed restructuring of Genesis as announced on May 10, 2000. The Proxy Statement for this Special Meeting, which describes the proposed financial restructuring, was mailed on October 23, 2000, to unitholders of record as of October 18, 2000. The Special Meeting will take place at the executive offices of Genesis at One Allen Center, Suite 2500, 500 Dallas, in Houston, Texas.

    The restructuring includes amendments to the partnership agreement of our subsidiary operating partnership that will:

     * reduce the minimum quarterly distribution on the common units from the current $0.50 per unit to $0.20 per unit;

     * reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the general partner is entitled to incentive compensation payments from the current threshold levels of $0.55, $0.635 and $0.825 per unit to the new threshold levels of $0.25, $0.28 and $0.33 per unit;

     * eliminate all of the outstanding subordinated limited partner units in our operating partnership and, as a result, provide that the common units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

     * eliminate, without the payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate our obligation to redeem the APIs issued to Salomon in exchange for its distribution support if quarterly cash available for distribution exceeds specified levels.

    If the proposal is approved:

     * Salomon will contribute to the operating partnership in cash the remaining distribution support, expected to be $3.7 million. After payment of transaction costs associated with the restructuring estimated at $1.3 million, we will then declare a special distribution of the remaining cash, estimated at $2.4 million, or $0.28 per unit.

     * Salomon will extend the expiration date of its $300 million credit support obligation to the partnership from March 31, 2001, to December 31, 2001, on the current terms and conditions. This extension will eliminate an estimated $2.5 million increase in trade credit costs for the last nine months of 2001.

  New Accounting Standard

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This standard was subsequently amended by SFAS 137 and SFAS 138. This new standard, as amended, which the Partnership will be required to adopt for its fiscal year 2001, will change the method of accounting for changes in the fair value of derivative instruments by requiring that an entity recognize the derivative at fair value as an asset or liability on its balance sheet. Depending on the purpose of the derivative and the item it is hedging, the changes in fair value of the derivative will be recognized in current earnings or as a component of other comprehensive income in partners' capital. The Partnership is in the process of evaluating the impact that this statement will have on its business processes, results of operations and financial position. The Partnership is currently reviewing its contracts to determine the effects of volumetric commitments, pricing arrangements and liquidation terminology under the new standard and will complete that review during the fourth quarter of 2000. The review thus far has indicated that a majority of the Partnership's crude oil contracts will qualify as derivative instruments under the standard which could increase volatility in net income and comprehensive income when the contracts are valued at fair value.

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

    The estimated cost of the spill clean-up is expected to be $18.0 million. This amount includes estimates for clean-up costs, ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At September 30, 2000, $16.8 million had been paid to vendors and claimants for spill related costs, and $1.2 million was included in accrued liabilities for estimated future expenditures. Current assets included $0.3 million of expenditures submitted and approved by insurers but not yet reimbursed, $2.6 million for expenditures not yet submitted to insurers and $1.2 million for expenditures not yet incurred or billed to the Partnership. At September 30, 2000, $13.9 million in reimbursements had been received from insurers.

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

    The Partnership has been named as one of the defendants in a complaint filed by Garner Environmental Services, Inc. ("Garner") on October 12, 2000 in the 265th District Court of Harris County, Cause No. 200019833. Garner, who participated in the pipeline oil spill clean-up, has sued the Partnership and the firm hired by the Partnership to provide cost control services in connection with the oil spill clean-up for libel and slander. Garner has also sued the Partnership for suit on account and breach of contract. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. However, the Partnership cannot guarantee that a potential claim will not result in a liability to it, nor can the Partnership provide assurance that any potential liability would be covered by Genesis' insurance carrier.

  Crude Oil Contamination

    In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. As of September 30, 2000, the estimated volume of crude that was potentially contaminated was 7,500 barrels.

    The Partnership has accrued costs associated with transportation, testing and consulting in the amount of $188,000, of which $157,000 has been paid at September 30, 2000. The potentially contaminated barrels are reflected in inventory at their cost of approximately $0.2 million.

    The Partnership has recorded a receivable for $188,000 to reflect the expected recovery of the accrued costs from the third party. The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party.

    In a separate matter, on August 17, 2000, Pennzoil-Quaker State Company filed a petition in the 61st District Court of Harris County, Texas, requesting the court's authority to take depositions and subpoena documents in connection with the investigation of a potential claim or suit against several parties, including GCOLP. In its petition, Pennzoil-Quaker State alleges that tainted crude oil supplied by GCOLP may have caused a fire and explosion at Pennzoil-Quaker State's Shreveport refinery in January 2000. GCOLP does not possess sufficient information at this time to determine whether the fire at the refinery was caused by crude oil supplied by GCOLP. If Pennzoil-Quaker State were to file a lawsuit against the partnership, we intend to vigorously defend any claim filed against us. However, we cannot guarantee that a potential claim will not result in liability to us, nor can management of the Partnership provide assurance that any potential liability would be covered by GCOLP's insurance carrier.

  Potential Delisting from the New York Stock Exchange.

    The common units of Genesis are traded on the New York Stock Exchange. The NYSE rules provide that if a listed company has a global market capitalization of less than $50 million and total stockholders' equity of less than $50 million, the NYSE will evaluate the continued listing of the company's securities on the NYSE. The partnership's total partners' capital was $41.4 million as of September 30, 2000, and total market capitalization had dropped below $50 million during the second quarter of 2000 and again since the end of the third quarter of 2000. We cannot assure you that the NYSE will not notify us by letter of our status. This notification would provide us with an opportunity to provide the NYSE with a plan advising the NYSE of definitive action we have taken, or are taking, that would bring the partnership into conformity with continued listing standards within 18 months of receipt of the notice. We cannot assure you that the NYSE will not provide notice of delisting, and if so, whether we would be able to present a plan to the NYSE that would assure the continued listing of our common units on the NYSE. We believe that the proposed restructuring meets the NYSE requirement of a plan that would assure the continued listing of our common units. On a pro forma basis, assuming the restructuring had been approved by the unitholders and became effective as of October 1, 2000, total partners' capital would be $83.5 million as a result of the amounts on the balance sheet under "additional partnership interests" and "minority interests" being contributed to partners' capital.

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

    Although crude oil prices have increased from $12 per barrel in January 1999 to nearly $31 per barrel in September 2000, U.S. onshore crude oil production volumes have not improved. Further, producers appear to be responding cautiously to the oil price increase and are focusing more on drilling for natural gas.

    This change is clearly demonstrated by the Baker Hughes North American Rotary Rig Count for 1997 to 2000.

  Baker Hughes North American Rotary Rig Count
      Average Number of Rigs Drilling For        Crude Oil
              Year    Oil   Gas                Price per bbl*
              ----    ---   ---                --------------
               1997   376   566                   $20.60
               1998   264   560                   $14.40
               1999   128   496                   $19.25
               2000   186   679                   $29.70

         * Annual average price for 1997 through 1999 and nine month average for 2000 for West Texas Intermediate at Cushing, Oklahoma

    Based on the limited improvement in the number of rigs drilling for oil, management of the General Partner believes that oil production in its primary areas of operation is likely to continue to decrease. Although there has been some increase since January 1999 in the number of drilling and workover rigs being utilized in the Partnership's primary areas of operation, management of the General Partner believes that this activity is more likely to have the effect of reducing the rate of decline rather than meaningfully increasing wellhead volumes in its operating areas in 2000 and 2001.

    The Partnership's improved volumes in the first nine months of 2000 compared to the same period of 1999 were primarily due to obtaining existing production by paying higher prices for the production than the previous purchaser. Increased volumes obtained through competition based on price for existing production generally result in incrementally lower margins per barrel.

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

  The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At September 30, 2000, the Partnership used futures and forward contracts in its hedging program with the latest contract being settled in July 2002.
Information about these contracts is contained in the table set forth below.

                                            Sell (Short)   Buy (Long)
                                             Contracts     Contracts
                                               --------     --------
     Crude Oil Inventory:
       Volume (1,000 bbls)                           67
       Carrying value (in thousands)           $  2,168
       Fair value (in thousands)               $  2,168

     Commodity Futures Contracts
       Contract volumes (1,000 bbls)             13,159       12,563
       Weighted average price per bbl          $  30.69     $  29.56
       Contract value (in thousands)           $403,910     $371,317
       Fair value (in thousands)               $400,547     $377,726

     Commodity Forward Contracts:
       Contract volumes (1,000 bbls)              3,693        4,315
       Weighted average price per bbl          $  32.77     $  32.73
       Contract value (in thousands)           $121,049     $141,208
       Fair value (in thousands)               $110,786     $132,419

     Commodity Option Contracts:
       Contract volumes (1,000 bbls)             17,938
       Weighted average strike price per bbl   $   2.46
       Contract value (in thousands)           $  5,897
       Fair value (in thousands)               $  5,800

  The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the September 30, 2000 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

  See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)  Exhibits.
              Exhibit 10.1 Twelfth Amendment dated October 9, 2000 to the
                             Master Credit Support Agreement
              Exhibit 27   Financial Data Schedule
         (b)  Reports on Form 8-K.
              None
                                   SIGNATURES


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

                                GENESIS ENERGY, L.P.
                                (A Delaware Limited Partnership)

                             By:  GENESIS ENERGY, L.L.C., as
                                  General Partner


Date:  November 10, 2000      By: /s/  Ross A. Benavides
                                ------------------------------
                                Ross A. Benavides
                                Chief Financial Officer