Form 10-K
period 2000-12-31
GENESIS ENERGY LP
filed 2001-03-28
CIK 1022321

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
------  ACT OF 1934

                    For the fiscal year ended December 31, 2000

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

                 Common Units                      American Stock Exchange

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

                                       X
                                    -------

Aggregate market value of the Common Units held by non-affiliates of the Registrant, based on closing prices in the daily composite list for transactions on the American Stock Exchange on March 1, 2001, was approximately $46 million. At March 1, 2001, 8,623,916 Common Units were outstanding.

================================================================================

                              GENESIS ENERGY, L.P.
                         2000 FORM 10-K ANNUAL REPORT
                               Table of Contents



                                                                            Page
                                     Part I                                 ----

Item 1.     Business                                                          3
Item 2.     Properties                                                       10
Item 3.     Legal Proceedings                                                10
Item 4.     Submission of Matters to a Vote of Security Holders              11

                                     Part II

Item 5.     Market for Registrant's Common Units and Related Security
              Holder Matters                                                 12
Item 6.     Selected Financial Data                                          13
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk       23
Item 8.     Financial Statements and Supplementary Data                      23
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       23

                                     Part III

Item 10.    Directors and Executive Officers of the Registrant               24
Item 11.    Executive Compensation                                           25
Item 12.    Security Ownership of Certain Beneficial Owners and Management   29
Item 13.    Certain Relationships and Related Transactions                   29

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K 30

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

Genesis utilizes its trucking fleet of approximately 73 leased tractor-trailers and its gathering lines to transport crude oil purchased at the wellhead to pipeline injection points, terminals and refineries for sale to its customers. It also transports purchased crude oil on trucks, barges and pipelines owned and operated by third parties. In addition, as part of its gathering and marketing business, Genesis makes purchases of crude oil in bulk at pipeline and terminal facilities for resale to refineries or other customers. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil the Partnership is obligated to deliver, Genesis exchanges crude oil with third parties through exchange or buy/sell agreements. In the fourth quarter of 2000, Genesis purchased an average of approximately 96,000 barrels per day of crude oil at the wellhead.

Genesis currently transports a total of approximately 84,000 barrels per day on its three common carrier crude oil pipeline systems and related gathering lines. These systems are the Texas System, the Jay System extending between Florida and Alabama, and the Mississippi System extending between Mississippi and Louisiana. In October 1998, Genesis acquired 200 additional miles of pipelines and gathering lines that have become part of its Texas System. This additional pipeline mileage extends from the West Columbia area in Texas to Webster, Texas. Approximately 1.4 million barrels of associated storage capacity is owned by Genesis.

Genesis Energy, L.L.C. (the "General Partner"), a Delaware limited liability company, serves as the sole general partner of Genesis Energy, L.P., and as the operating general partner of its affiliated limited partnership, Genesis Crude Oil, L.P. (GCOLP) and GCOLP's subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. The General Partner was owned 54% by Salomon
Smith Barney Holdings Inc. ("Salomon") and 46% by Howell.  Effective February
28,
2000, Salomon acquired Howell's 46% interest in the General Partner. Until December 7, 2000, Salomon owned 1,163,700 subordinated limited partner units in GCOLP, representing 10.58% of GCOLP, and Howell owned 991,300 subordinated limited partner units in GCOLP, representing 9.01% of GCOLP. These subordinated limited partner interests are hereinafter referred to as Subordinated OLP Units.

On December 7, 2000, the unitholders of Genesis approved a restructuring of the Partnership. As a result of this approval, the GCOLP partnership agreement was amended to:

     * reduce the minimum quarterly distribution on Common Units from the previous $0.50 to the new $0.20 per unit;

     * reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the General Partner is entitled to incentive compensation payments from the prior threshold levels of $0.55, $0.635 and $0.825 per unit to the new levels of $0.25, $0.28 and $0.33 per unit;

     * eliminate all of the Subordinated OLP Units in GCOLP, and as a result, provide that the Common Units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

     * eliminate, without payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate the Partnership's obligation to redeem the APIs issued to Salomon.

Additionally, as a result of the approval of the restructuring:

     * Salomon contributed to GCOLP in cash the remaining distribution support of $3.8 million. After payment of $1.4 million of transaction costs associated with the restructuring, a special distribution of the remaining cash of $2.4 million, or $0.28 per Common Unit, was paid on December 28, 2000, to Common Unitholders of record on December 18, 2000; and

     * Salomon extended the expiration date of its $300 million credit support obligation to GCOLP from March 31, 2001, to December 31, 2001, under its current terms and conditions.

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

Producer Services

Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through its team of crude oil purchasing representatives, Genesis maintains ongoing relationships with more than 800 producers. The Partnership believes that its ability to offer high-quality field and administrative services to producers is a key factor in its ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds on a monthly basis, together with the correct payment of all severance and production taxes associated with such proceeds. In 2000, with its staff of division order specialists, Genesis distributed payments to approximately 22,000 interest owners.

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

In connection with the purchase, sale or exchange of crude oil, subject to Genesis' compliance with specified terms and conditions, Salomon entered into a Master Credit Support Agreement to provide credit support until December 31, 2001, in the form of guarantees issued from time to time at the Partnership's request. In addition, the Partnership has a relationship with a bank to provide a working capital facility. See Note 8 of Notes to Consolidated Financial Statements.

When Genesis markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in Genesis' business. Management believes that Genesis' sales are made to creditworthy entities or entities with adequate credit support. Genesis has not experienced any nonpayments or nonperformance by its customers in 2000.

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

Competition

In the various business activities described above, the Partnership is in competition with a number of major oil companies and smaller entities. There is intense competition among all participants in the business for leasehold purchases of crude oil. The number and location of the Partnership's pipeline systems and trucking facilities give the Partnership access to domestic crude oil production throughout its area of operations. The Partnership purchases leasehold barrels from more than 800 producers. In 2000, approximately 31% of the leasehold barrels were purchased from ten producers.

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

Employees

To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employed, at December 31, 2000, approximately 260 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, traders, schedulers, marketing and credit specialists and employees involved in Genesis' pipeline operations. None of the employees are represented by labor unions, and the General Partner believes that the relationships with the employees are good.

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

As part of the partnership formation, Salomon and Howell are responsible for certain environmental conditions related to their ownership and operation of their respective assets transferred to the Partnership and for any environmental liabilities which Salomon or Howell may have assumed from prior owners of these assets. Neither Salomon nor Howell, however, will be required to indemnify the Partnership for any liabilities resulting from an invasive environmental site investigation unless such investigation was undertaken as a result of (i) certain requirements imposed by a lending institution, (ii) any governmental or judicial proceeding, (iii) any disposition of assets, (iv) a discovery in the ordinary course of business of materials, or a discovery in prudent and customary business practice of the possible presence of such materials, that require regulatory disclosure or (v) any complaints by property owners or public groups. In addition, the Partnership has assumed responsibility for the first $25,000 per occurrence as to any environmental liability, up to an annual aggregate of $200,000 and a total maximum liability of $600,000. The Partnership has not made any claims on Salomon or Howell under these environmental provisions.

On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River.

The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. The spill was cleaned up, with ongoing monitoring and reduced clean-up activity expected to continue for an undetermined period of time. The oil spill is covered by insurance and the financial impact to the Partnership for the cost of the clean-up has not been material.

As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines. See Note 19 of Notes to Consolidated Financial Statement.

The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. The Partnership plans in 2001 to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the latter half of 2001.

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

Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were "grandfathered", limiting the challenges that could be made to existing tariff rates. Under the new regulations, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. FERC's regulations provide, and a recent FERC order in a contested pipeline rate proceeding affirms, that shippers may not challenge that portion of the pipeline's rates which was grandfathered whenever the pipeline files for its annual indexed rate increase; such challenges are limited to the amount of the increase only unless, in a separate showing, the complainant satisfies the threshold requirement to show that a "substantial change" has occurred in the economic circumstances or the nature of the pipeline's services. Rate decreases are mandated under the new regulations if the index decreases and the carrier has been collecting rates equal to the rate ceiling. The new indexing methodology can be applied to any existing rate, including in particular all "grandfathered" rates, but also applies to rates under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

The new indexation methodology is expected to cover all normal cost increases. Cost-of-service ratemaking, while still available to the pipeline for certain rate increases and to establish initial rates for new service, is generally disfavored except in specified circumstances, primarily a substantial divergence between the actual cost experienced by the carrier and the rate resulting from the index such that the rate at the ceiling level would preclude the carrier from being able to charge a just and reasonable rate. FERC regulations also allow rate changes to occur through market-based rates (for pipeline services which have been found to be eligible for such rates) and through settlement rates, which are rates unanimously agreed to by the carrier and all shippers as appropriate. In respect of new facilities and new services requiring the establishment of new, initial rates, the carrier may rely on either cost-of-service ratemaking or may initiate service under rates which have been contractually agreed with at least one nonaffiliated shipper; however, other shippers may protest any new rates established in this manner, in which event a cost-of-service showing is required.

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

Texas Intrastate Regulation

The intrastate common carrier pipeline operations of the Partnership in Texas are subject to regulation by the Texas Railroad Commission. The applicable
Texas statutes require that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the property of a common carrier, used and useful in the services performed, after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. There is no case law interpreting these standards as used in the applicable Texas statutes. This is because historically, as well as currently, the Texas Railroad
Commission has not been aggressive in regulating common carrier pipelines such as those of the Partnership and has not investigated the rates or practices of such carriers in the absence of shipper complaints, which have been few and almost invariably have been settled informally. Given this history, although no assurance can be given that the tariffs to be charged by the Partnership would ultimately be upheld if challenged, the General Partner believes that the tariffs now in effect can be sustained. Howell is responsible for any liabilities under the applicable Texas statutes with respect to activities or conduct during periods prior to the closing, and the Partnership is responsible for such liabilities with respect to activities or conduct thereafter. The Partnership adopted the tariffs in effect on the date of the closing of the Partnership's initial public offering of Common Units.

Pipeline Safety Regulation

The Partnership's crude oil pipelines are subject to construction, installation, operating and safety regulation by the Department of Transportation
("DOT") and various other federal, state and local agencies.  The Pipeline
Safety
Act of 1992, among other things, amends the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require that pipelines be modified to accommodate internal inspection devices, to mandate the installation of emergency flow restricting devices for pipelines in populated or sensitive areas, and to order other changes to the operation and maintenance of petroleum pipelines. The Partnership has conducted hydrostatic testing of most segments of its pipeline systems. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

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

Trucking regulation

The Partnership operates its fleet of leased trucks as a private carrier. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the ICC, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug testing, safety of operation and equipment, and many other aspects of truck operations. The Partnership is also subject to OSHA with respect to its trucking operations.

Commodities regulation

The Partnership's price risk management operations are subject to constraints imposed under the Commodity Exchange Act and the rules of the NYMEX. The futures and options contracts that are traded on the NYMEX are subject to strict regulation by the Commodity Futures Trading Commission.

Information Regarding Forward-Looking Information

The statements in this Annual Report on Form 10-K that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although management of the General Partner believes that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that the Partnership's goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

*  changes in regulations;
*  the Partnership's success in obtaining additional lease barrels;
* changes in crude oil production volumes (both world-wide and in areas in which the Partnership has operations);
* developments relating to possible acquisitions or business combination opportunities;
*  volatility of crude oil prices and grade differentials;
*  the success of the risk management activities;
*  credit requirements by the counterparties;
* the Partnership's ability to replace the credit support from Salomon with a bank facility and to replace the working capital facility with BNP Paribas with another facility;
* the Partnership's ability in the future to generate sufficient amounts of Available Cash to permit the distribution to unitholders at least the minimum quarterly distribution;
* any requirements for testing or changes in the Mississippi pipeline system as a result of the oil spill that occurred there in December 1999;
* any fines and penalties federal and state regulatory agencies may impose in connection with the oil spill that would not be reimbursed by insurance;
*  results of current or threatened litigation; and
* conditions of capital markets and equity markets during the periods covered by the forward looking statements.

All subsequent written or oral forward looking statements attributable to the Partnership, or persons acting on the Partnership's behalf, are expressly qualified in their entirety by the foregoing cautionary statements.

Item 2.  Properties

The Partnership owns and operates three common carrier crude oil pipeline systems. The pipelines and related gathering systems consist of the 750-mile Texas system, the 117-mile Jay System extending between Florida and Alabama, and the 281-mile Mississippi System extending between Mississippi and Louisiana.
The
Partnership also owns approximately 1.4 million barrels of storage capacity associated with the pipelines. These storage capacities include approximately
0.4 million barrels each on the Mississippi and Jay Systems and 1.0 million barrels on the Texas System, primarily at the Satsuma terminal in Houston, Texas.

In addition to transporting crude oil by pipeline, the Partnership transports crude oil through a fleet of leased tractors and trailers. At December 31, 2000, the trucking fleet consisted of approximately 73 tractor-trailers. The trucking fleet generally hauls the crude oil to one of the approximately 110 pipeline injection stations owned or leased by the Partnership.

Item 3.  Legal Proceedings

The Partnership is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management of the General Partner, the ultimate outcome, if any, is not expected to have a material adverse effect on the financial condition or results of operations of the Partnership. See Note 19 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

During the year ended December 31, 2000, Company Unitholders were asked to approve a proposal to restructure the Partnership. A proxy statement was mailed on October 23, 2000, to Common Unitholders of record on October 18, 2000.

On December 7, 2000, the unitholders of Genesis approved a restructuring of the Partnership. As a result of this approval, the GCOLP partnership agreement was amended to:

* reduce the minimum quarterly distribution on Common Units from the previous $0.50 to the new $0.20 per unit;

* reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the General Partner is entitled to incentive compensation payments from the prior threshold levels of $0.55, $0.635 and $0.825 per unit to the new levels of $0.25, $0.28 and $0.33 per unit;

* eliminate all of the Subordinated OLP Units in GCOLP, and as a result, provide that the Common Units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

* eliminate, without payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate the Partnership's obligation to redeem the APIs issued to Salomon.

Additionally, as a result of the approval of the restructuring:

* Salomon contributed to GCOLP in cash the remaining distribution support of $3.8 million. After payment of $1.4 million of transaction costs associated with the restructuring, a special distribution of the remaining cash of $2.4 million, or $0.28 per Common Unit, was paid on December 28, 2000, to Common Unitholders of record on December 18, 2000; and

* Salomon extended the expiration date of its $300 million credit support obligation to GCOLP from March 31, 2001, to December 31, 2001, under its current terms and conditions.

                                    PART II

Item 5.  Market for Registrant's Common Units and Related Security Holder
Matters

The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange Composite
Tape, and the amount of cash distributions paid per Common Unit.

                                       Price Range
                                  --------------------       Cash
                                    High         Low    Distributions <F1>
                                  --------    --------  ------------------
2000
----
First Quarter                     $10.5625    $ 7.5000       $0.50
Second Quarter                    $ 9.8750    $ 4.8750       $0.50
Third Quarter                     $ 8.0000    $ 5.6875       $0.50
Fourth Quarter                    $ 7.0000    $ 3.2500       $0.78 <F2>

1999
----
First Quarter                     $16.3125    $13.2500       $0.50
Second Quarter                    $15.2500    $13.7500       $0.50
Third Quarter                     $15.5000    $11.9375       $0.50
Fourth Quarter                    $12.8125    $ 6.6250       $0.50

--------------------

<F1>  Cash distributions are shown in the quarter paid and are based on the prior
quarter's activities.

<F2>  Includes a special distribution of $0.28 per unit paid in conjunction with the restructuring of the Partnership that was approved by Common Unitholders on December 7, 2000.

At December 31, 2000, there were 8,623,916 Common Units outstanding. As of December 31, 2000, there were approximately 12,000 record holders and beneficial owners (held in street name) of the Partnership's Common Units. The Partnership will distribute 100% of its Available Cash as defined in the Partnership Agreement within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of the Partnership adjusted for net changes to reserves. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, which is filed as an exhibit hereto.

In the fourth quarter of 2000, the Partnership was restructured pursuant to a vote of the Common Unitholders. As a result of this restructuring, the Minimum Quarterly Distribution ("MQD") was reduced from $0.50 per Common Unit to $0.20 per Common Unit beginning with the distribution for the fourth quarter of 2000, which was paid on February 14, 2001.

Until February 1, 2001, the Common Units of Genesis were traded on the New York Stock Exchange ("NYSE"). In December 2000, the Partnership was notified that it failed to meet the NYSE's continued listing requirements and that the NYSE was commencing delisting procedures. Management of the General Partner submitted a plan to the NYSE to cure the continued listing deficiencies. However, management later concluded that it would be preferable to list the Partnership's Common Units on the American Stock Exchange ("AMEX"). On January 31, 2001, the Partnership's Common Units ceased to be listed on the NYSE and, on February 1, 2001, began being listed on the AMEX. The Common Units of the General Partner are still traded under the symbol GEL.

Item 6.  Selected Financial Data

(in thousands, except per unit and volume data)

The table below includes selected financial data for the Partnership for the years ended December 31, 2000, 1999, 1998 and 1997 and one month ended December 31, 1996 and includes the results of operations acquired from Basis and Howell. Since Basis had the largest ownership interest in the Partnership, the net assets acquired from Basis were recorded at their historical carrying amounts and the crude oil gathering and marketing division of Basis was treated as the Predecessor and the acquirer of Howell's operations. The acquisition of Howell's operations was treated as a purchase for accounting purposes.


Eleven

One Month     Months
                                                       Year Ended December 31,
Ended        Ended
                                      ------------------------------------------
---------------- December 31, November 30,
                                         2000        1999         1998
1997     1996 <F1>    1996        1996
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------

(Pro forma)         (Predecessor)

(Unaudited)
Income Statement Data:
Revenues:
 Gathering & marketing revenues       $4,309,614  $2,144,646  $2,216,942
$3,354,939  $4,565,834  $370,559  $3,598,107
 Pipeline revenues                        14,940      16,366      16,533
17,989      16,780     1,426           -
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
  Total revenues                       4,324,554   2,161,012   2,233,475
3,372,928   4,582,614   371,985   3,598,107
Cost of sales:
 Crude cost                            4,281,567   2,118,318   2,184,529
3,331,184   4,526,363   366,723   3,573,086
 Field operating costs                    13,673      11,669      12,778
12,107      15,092     1,290       6,744
 Pipeline operating costs                  8,652       8,161       7,971
6,016       4,978       463           -
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
  Total cost of sales                  4,303,892   2,138,148   2,205,278
3,349,307   4,546,433   368,476   3,579,830
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
Gross margin                              20,662      22,864      28,197
23,621      36,181     3,509      18,277
General and administrative expenses       10,942      11,649      11,468
8,557       9,470     1,363       3,316
Depreciation and amortization              8,032       8,220       7,719
6,300       6,834       518       1,396
Nonrecurring charge                        1,387           -         373
-           -         -           -
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
Operating income                             301       2,995       8,637
8,764      19,877     1,628      13,565
Interest income (expense), net            (1,010)       (929)        154
1,063          56        56         294
Other income (expense)                     1,148         849          28
21         (74)        -         (83)
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
Net income before minority interests         439       2,915       8,819
9,848      19,859     1,684      13,776
Minority interests                           258         583       1,763
1,968       3,970       337           -
                                      ----------  ----------  ----------  ------
----  ----------  --------  ----------
Net income <F2>                       $      181  $    2,332  $    7,056  $
7,880  $   15,889  $  1,347  $   13,776
                                      ==========  ==========  ==========
==========  ==========  ========  ==========
Net income per common unit-basic
  and diluted                         $     0.02  $     0.27  $     0.80  $
0.90  $     1.81  $   0.15         N/A
                                      ==========  ==========  ==========
==========  ==========  ========  ==========
Balance Sheet Data (at end of period):
Current assets                        $  350,604  $  274,717  $  185,216  $
232,202  $  410,371  $410,371         N/A
Total assets                             449,343     380,592     297,173
331,114     509,900   509,900         N/A
Long-term liabilities                          -       3,900      15,800
-           -         -         N/A
Minority interests                           520      30,571      29,988
28,225      26,257    26,257         N/A
Partners' capital                         82,615      53,585      67,871
78,351      85,080    85,080         N/A

Other Data:
Maintenance capital expenditures <F3> $    1,685  $    1,682  $    1,509  $
3,785  $    2,535  $    106  $    1,100
EBITDA <F4>                               $9,481  $   12,064  $   16,384  $
15,085  $   26,637  $  2,146  $   14,878
Volumes (bpd):
 Gathering and marketing:
  Wellhead                                99,602      93,397     114,400
104,506     116,263   120,553      83,239
  Bulk and exchange                      297,776     242,992     325,468
346,760     463,054   380,354     417,939
 Pipeline                                 86,458      94,048      85,594
89,117      86,557    85,874           -

---------------------

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


The table below summarizes the Partnership's quarterly financial data for 2000 and 1999 (in thousands, except per unit data).

                                             2000 Quarters
                        -------------------------------------------------
                           First       Second        Third       Fourth
                        ----------   ----------   ----------   ----------
Revenues                $1,001,843   $1,194,896   $1,093,032   $1,034,783
Gross margin            $    4,299   $    5,042   $    6,904   $    4,417
Operating income (loss) $     (403)  $     (287)  $    2,071   $   (1,654)
Net income (loss)       $     (581)  $       10   $    1,520   $     (768)
Net income (loss) per
 Common Unit-basic and
  diluted               $    (0.07)  $     0.00   $     0.17   $    (0.09)

                                            1999 Quarters
                       -------------------------------------------------
                           First        Second      Third        Fourth
                       ----------   ----------   ----------   ----------
Revenues               $  383,723   $  513,388   $  593,817   $  670,084
Gross margin           $    5,769   $    6,321   $    5,461   $    5,313
Operating income       $      698   $    1,241   $      667   $      389
Net income             $    1,109   $      804   $      254   $      165
Net income per Common
  Unit-basic and
  diluted              $     0.13   $     0.09   $     0.03   $     0.02

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

Selected financial data for this discussion of the results of operations follows, in thousands.

                                               Years Ended December 31,
                                        ------------------------------------
                                           2000         1999         1998
                                        ----------   ----------   ----------
Revenues
   Gathering & marketing                $4,309,614   $2,144,646   $2,216,942
   Pipeline                             $   14,940   $   16,366   $   16,533

Gross margin
   Gathering & marketing                $   14,374   $   14,659   $   19,635
   Pipeline                             $    6,288   $    8,205   $    8,562

General and administrative expenses     $   10,942   $   11,649   $   11,468

Depreciation and amortization           $    8,032   $    8,220   $    7,719

Nonrecurring charges                    $    1,387   $        -   $      373

Operating income                        $      301   $    2,995   $    8,637

Interest income (expense), net          $   (1,010)  $     (929)  $      154

Net gain on disposal of surplus assets  $    1,148   $      849   $       28

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

Generally, as we purchase crude oil, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. It is our policy not to hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

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

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Gross Margin. Gathering and marketing gross margins decreased $0.3 million or 2% to $14.4 million for the year ended December 31, 2000, as compared to $14.7 million for the year ended December 31, 1999. During 2000, the Partnership recognized an unrealized loss on written option contracts of $0.6 million. This loss, when combined with several other factors, netted the decrease of $0.3 million.

The other factors affecting gross margin were:

* an increase of 18 percent in wellhead, bulk and exchange purchase volumes between 1999 and 2000, resulting in an increase in gross margin of $5.0 million;

* a 5 percent decline in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which reduced gross margin by $1.6 million;

* an increase of $1.1 million in credit costs due to the increase in purchase volumes and a 57 percent increase in the average absolute price level of crude oil; and

* an increase of $2.0 million in field operating costs, primarily from a $0.7 million increase in payroll and benefits costs, $0.7 million increase in fuel costs, and $0.6 million increase in rental costs due to the replacement of the tractor/trailer fleet with a leased fleet in the fourth quarter of 2000. The increased payroll-related costs and fuel costs can be attributed to an approximate 16% increase in the number of barrels transported by the Partnership in trucks.

Pipeline gross margin decreased $1.9 million or 23% to $6.3 million for the year ended December 31, 2000, as compared to $8.2 million for the year ended December 31, 1999. Pipeline revenues declined $2.7 million as a result of declines in throughput and average tariffs. Throughput declined 8 percent between the two years, resulting in a revenue decrease of $1.4 million. The average tariff collected on shipments was down 10%, resulting in a revenue decrease of $1.3 million. Revenues from sales of pipeline loss allowance barrels increased $1.3 million as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude prices. Pipeline operating costs were $0.5 million higher in the 2000 period primarily due to $0.3 million of increased expenditures in areas of spill prevention and employee benefits.

General and administrative expenses. General and administrative expenses decreased $0.7 million in 2000 from the 1999 level. In 1999, the Partnership incurred $0.4 million of costs related to Year 2000 remediation. No such costs were incurred in 2000. Additionally, in 2000, the Partnership's costs for professional services and contract labor declined $0.2 million.

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million in 2000 from the 1999 level. This decrease is primarily attributable to a portion of the Partnership's assets becoming fully depreciated in 2000, as well as asset sales in the latter part of 2000.

Non-recurring charge. In 2000, the Partnership, after approval by the Common Unitholders, was restructured as discussed below in "Partnership Restructuring". The costs associated with this restructuring were charged to expense. These costs, totaling $1.4 million, consisted primarily of legal and accounting fees, financial advisor fees, proxy solicitation expenses and the costs to print and mail a proxy statement to Common Unitholders. The payment of these restructuring costs did not affect Available Cash for distributions as cash provided by Salomon under the Distribution Support Agreement was used to fund these costs.

Interest income (expense), net. In 2000, the Partnership had an increase in its net interest expense of $0.1 million. Interest expense increased $0.2 million and interest income increased $0.1 million. The increase in interest expense resulted from higher interest rates, offset by lower average debt outstanding. The average interest rate increased 1.93%, resulting in an increase of $0.2 million of interest, while the average debt outstanding declined by $2.0 million, resulting in a decrease in interest expense of $0.1 million. Interest income increased primarily as a result of an increase in interest earned on margin deposits with NYMEX brokers due to higher average balances. The higher balances were required due to increased volatility of crude oil prices in the futures market during 2000.

Net gain on disposal of surplus assets. In 2000, management of the General Partner made the decision to lease its tractor/trailer fleet from Ryder Transportation Services. The existing fleet was sold, resulting in cash proceeds of $1.8 million and a net gain of $1.0 million. The Partnership sold additional surplus assets, which resulted in proceeds of $0.1 million and a gain of $0.1 million.

In 1999, the Partnership sold surplus trailers, receiving cash proceeds of $1.0 million that resulted in a gain of $0.9 million.

As a result of the change to a lease of the fleet in the fourth quarter of 2000, the Partnership expects field operating costs to increase in 2001 for rental charges. This increase should be partially offset by a reduction in repairs and greater fuel efficiency.

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

Nonrecurring charge. In 1998, the Partnership recorded a nonrecurring charge of $0.4 million as a result of the shut-in of its Main Pass pipeline located offshore. The charge consisted of $0.1 million of cash related to the shut-in and a $0.3 million write-down of the asset.

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

Net gain on disposal of surplus assets. In 1999, the Partnership recognized a gain of $0.9 million as a result of the sale of excess tractors and trailers.

Hedging Activities

Genesis routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of market fluctuations on inventories and contractual commitments. Gains and losses on forward contracts, swaps and futures contracts used to hedge future contract purchases of unpriced crude oil, where firm commitments to sell are required prior to establishment of the purchase price, are deferred until the margin from the underlying risk element of the hedged item is recognized. The Partnership recognized a net loss of $1.5 million for the year ended December 31, 2000. The Partnership recognized net gains of $0.7 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively, related to its hedging activity.

Partnership Restructuring

On October 23, 2000, a proxy statement was mailed to Common Unitholders of record on October 18, 2000. This proxy statement requested that the Common Unitholders vote on a proposed restructuring of the Partnership at a meeting of unitholders held on December 7, 2000. On December 7, 2000, the unitholders of Genesis approved a restructuring of the Partnership. As a result of this approval, the GCOLP partnership agreement was amended to:

* reduce the minimum quarterly distribution on Common Units from the previous $0.50 to the new $0.20 per unit;

* reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the General Partner is entitled to incentive compensation payments from the prior threshold levels of $0.55, $0.635 and $0.825 per unit to the new levels of $0.25, $0.28 and $0.33 per unit;

* eliminate all of the Subordinated OLP Units in GCOLP, and as a result, provide that the Common Units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

* eliminate, without payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate the Partnership's obligation to redeem the APIs issued to Salomon.

Additionally, as a result of the approval of the restructuring:

* Salomon contributed to GCOLP in cash the remaining distribution support of $3.8 million. After payment of $1.4 million of transaction costs associated with the restructuring, a special distribution of the remaining cash of $2.4 million, or $0.28 per Common Unit, was paid on December 28, 2000, to Common Unitholders of record on December 18, 2000; and

* Salomon extended the expiration date of its $300 million credit support obligation to GCOLP from March 31, 2001, to December 31, 2001, under its current terms and conditions.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operations was $4.4 million for the year ended
December 31, 2000 as compared to $10.1 million for the year ended December 31, 1999. The decrease in cash flow in 2000 was due primarily to the reduction in the Partnership's gross margin of $2.2 million offset by the cash premiums collected on the sale of written call options related to 2001. This cash, totaling $7.3 million, increased accrued liabilities at December 31, 2000, and will be recognized into income as the option periods expire.

Net cash provided by investing activities was $0.3 million for the year ended December 31, 2000, and net cash used in investing activities was $1.3 million for the year ended December 31, 1999. In 2000, the Partnership received cash totaling $1.9 million from the sale of its tractor/trailer fleet and other surplus assets. The Partnership expended $1.7 million on property additions, primarily in its pipeline operations. In 1999, the Partnership expended $2.7 million on property additions and received $1.0 million from the sale of excess trucking equipment.

Net cash used in financing activities was $5.8 million and $9.8 million for the years ended December 31, 2000 and 1999, respectively. In 2000, the Partnership paid regular quarterly distributions to Common Unitholders and the General Partner totaling $17.6 million and a special distribution to Common Unitholders in December 2000 totaling $2.4 million. The special distribution was paid pursuant to the restructuring discussed above. The Partnership received $13.7 million of Distribution Support from Salomon in 2000 of which 1.4 million was used to pay restructuring costs. In 1999, the Partnership paid distributions to the Common Unitholders and the General Partner totaling $17.6 million. In 1999, the Partnership received $3.9 million of Distribution Support from Salomon.
The Partnership also paid $0.3 million in 2000 and 1999 to acquire Common Units in the open market for treasury, some of which were subsequently reissued under the Restricted Unit Plan. Cash flows from financing activities were provided by borrowings in the amount of $2.1 million and $4.1 million under the loan agreement in 2000 and 1999, respectively.

Capital Expenditures

In 2000, the Partnership expended $1.7 million for maintenance capital expenditures. The majority of these maintenance capital expenditures related to pipeline operations.

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

The Partnership has no material commitments for capital expenditures for 2001; however, the Partnership does plan to perform testing of the out-of-service segment of its Mississippi System. Until testing is completed and approval is obtained from regulators, an estimate of the amount of expenditures needed to put the segment back in service cannot be made.

Working Capital and Credit Resources

Pursuant to the Master Credit Support Agreement, Salomon is providing credit support in the form of a Guaranty Facility in connection with the purchase, sale or exchange of crude oil in the ordinary course of the Partnership's business with third parties. The aggregate amount of the Guaranty Facility will be limited to $300 million for the year ending December 31, 2001 (to be reduced in each case by the amount of any obligation to a third party to the extent that such party has a prior security interest in the collateral under the Master Credit Support Agreement). The Partnership is required to pay a guaranty fee to Salomon. In 2000, the fee was 0.50% for the first half of the year and 0.75% for the remainder of the year. For 2001, the fee is 0.75%. The Partnership will pay an additional fee of 1% on any guaranty utilization in excess of the $300 million commitment. In May and June, 2000, the Partnership exceeded the $300 million commitment and, as a result, paid Salomon $0.1 million for the excess utilization. Guaranty fees, including excess utilization fees, paid for the years ended December 31, 2000, 1999 and 1998 were $1.7 million, $0.6 million and $0.7 million, respectively.

At December 31, 2000, the aggregate amount of obligations covered by guarantees was $258 million, including $127 million in payable obligations and $131 million in estimated crude oil purchase obligations for January 2001.

Salomon received a security interest in all the Partnership's receivables, inventories, general intangibles and cash to secure obligations under the Master Credit Support Agreement. Salomon provided a Working Capital Facility to the Partnership until August 1998. At that time, the Working Capital Facility was replaced with a revolving credit/loan agreement with Bank One, Texas, N.A. That agreement was replaced with a secured revolving credit facility ("Credit Agreement") with BNP Paribas in June 2000. The Credit Agreement provides for loans or letters of credit in the aggregate not to exceed the lesser of $25 million or the Borrowing Base (as defined in the Credit Agreement). If BNP Paribas obtains loan commitments for an additional $10 million, the amount available under the Credit Agreement would increase to $35 million. As of December 31, 2000, BNP Paribas had not obtained loan commitments for the additional $10 million. During 2000, interest was calculated, at the Partnership's option, by using either LIBOR plus 1.4% or BNP Paribas' prime rate minus 1.0%. In 2001, the Credit Agreement was amended to change the interest rates to LIBOR plus 2.25 % or BNP Paribas prime rate minus 0.875%.

The Credit Agreement expires on the earlier of (a) February 28, 2003 or
(b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on December 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on November 30, 2001.

The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an
Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of
0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a) maintain a Current Ratio (calculated after the exclusion of debt under the Credit
Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 5.0 to 1.0. In 2001, the agreement was amended to change the Maximum Leverage Ratio requirement to not more than 7.5 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was not in compliance with the Maximum Leverage Ratio covenant at the end of each month from June 30, 2000 through November 30, 2000. A waiver for each period has been obtained from BNP Paribas. The Partnership was in compliance with the Maximum Leverage Ratio and all other ratios of the Credit Agreement at December 31, 2000.

At December 31, 2000, the Partnership had $22.0 million of loans outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at December 31, 2000. At December 31, 2000, $3.0 million was available to be borrowed under the Credit Agreement. The current average interest rate is 9.5%.

There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2001. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. Further, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility and the Credit Agreement with a working capital/letter of credit facility with one or more lenders prior to November 30, 2001. The General
Partner expects that a replacement facility will cost more than its current Guaranty Facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

At December 31, 2000, the Partnership's consolidated balance sheet reflected a working capital deficit of $15.6 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

Distributions

Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) As a result of the restructuring approved by unitholders on December 7, 2000, the minimum quarterly distribution ("MQD") for each quarter has been reduced to $0.20 per unit beginning with the distribution for the fourth quarter of 2000, which was paid in
February 2001.

In 2000, the Partnership paid regular distributions to the Common
Unitholders and the General Partner totaling $2.00 per unit and a special distribution of $0.28 per unit to the Common Unitholders as a result of the approval of the Partnership restructuring. In 1999 and 1998, the Partnership paid total distributions of $2.00 per unit to the Common Unitholders and the General Partner. A distribution of $0.20 per unit, applicable to the fourth quarter of 2000, was paid on February 14, 2001 to holders of record on January 31, 2001.

The distributions in 2000 were paid utilizing distribution support from Salomon of $12.3 million. In 1999, distribution support of $3.9 million was utilized. The obligation of Salomon to provide distribution support provided for a total of $17.6 million. With the utilization of $1.4 million of distribution support to pay the restructuring costs, all distribution support had been utilized at December 31, 2000.

Crude Oil Spill

On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River.

The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. The spill was cleaned up, with ongoing monitoring and reduced clean-up activity expected to continue for an undetermined period of time. The oil spill is covered by insurance and the financial impact to the Partnership for the cost of the clean-up has not been material.

The estimated cost of the spill clean-up is expected to be $20.2 million.
This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At December 31, 2000, $17.6 million had been paid to vendors and claimants for spill costs, and $2.6 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.8 million of expenditures submitted and approved by insurers but not yet reimbursed, $1.2 million for expenditures not yet submitted to insurers and $2.6 million for expenditures not yet incurred or billed to the Partnership. At December 31, 2000, $14.6 million in reimbursements had been received from insurers.

As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines. See Note 19 of Notes to Consolidated Financial Statement.

The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. The Partnership plans in 2001 to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the latter half of 2001.

If Management of the Partnership determines that the costs of additional testing or changes are too high, that segment of the system may not be restarted.
If this part of the Mississippi System is taken out of service, annual tariff revenues would be reduced by approximately $0.3 million from the 2000 level and the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $5.7 million.

The Partnership was named as one of the defendants in a complaint filed by Garner Environmental Services, Inc. ("Garner") on October 12, 2000 in the 265th District Court of Harris County, Cause No. 200019833. Garner, who participated in the pipeline oil spill clean-up, had sued the Partnership on account and breach of contract. In March 2001 this lawsuit was settled for a minimal amount.

Crude Oil Contamination

In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides.
These
barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of December 31, 2000.

The Partnership has recorded a receivable for $230,000 to reflect the expected recovery of the accrued costs from the third party. The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party.

The Partnership has been named one of the defendants in a complaint filed by Thomas Richard Brown on January 11, 2001, in the 125th District Court of Harris County, cause No. 2001-01176. Mr. Brown, an employee of Pennzoil-Quaker State Company ("PQS"), seeks damages for burns and other injuries suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000.

On January 17, 2001, PQS filed a Plea in Intervention in the cause filed by Mr. Brown. PQS seeks property damages, loss of use and business interruption. Both plaintiffs claim the fire and explosion was caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. Management of the Partnership believes that any potential liability will be covered by insurance.

Change to American Stock Exchange

Until February 1, 2001, the Common Units of Genesis were traded on the New York Stock Exchange ("NYSE"). In December 2000, the Partnership was notified that it failed to meet the NYSE's continued listing requirements and that the NYSE was commencing delisting procedures. Management of the General Partner submitted a plan to the NYSE to cure the continued listing deficiencies. However, management later concluded that it would be preferable to list the Partnership's Common Units on the AMEX. On January 31, 2001, the Partnership's Common Units ceased to be listed on the NYSE and, on February 1, 2001, began being listed on the AMEX.

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

Although crude oil prices have increased from $12 per barrel in January 1999 to more than $31 per barrel in the fourth quarter of 2000, U.S. onshore crude oil production volumes have not improved. Further, producers appear to be responding cautiously to the oil price increase and are focusing more on drilling for natural gas.

This change is clearly demonstrated by the Baker Hughes North American Rotary Rig Count for 1997 to 2000.


             Baker Hughes North American Rotary Rig Count
                  Average Number of Rigs Drilling For       Crude Oil
          Year           Oil         Gas                  Price per bbl*
          ----           ---         ---                  -------------
          1997           376         566                     $20.60
          1998           264         560                     $14.40
          1999           128         496                     $19.25
          2000           197         720                     $30.30

* Annual average price for 1997 through 2000 for West Texas Intermediate at Cushing, Oklahoma

Based on the limited improvement in the number of rigs drilling for oil, management of the General Partner believes that oil production in its primary areas of operation is likely to continue to decrease. Although there has been some increase since 1999 in the number of drilling and workover rigs being utilized in the Partnership's primary areas of operation, management of the General Partner believes that this activity is more likely to have the effect of reducing the rate of decline rather than meaningfully increasing wellhead volumes in its operating areas in 2001 and 2002.

The Partnership's improved volumes in 2000 compared to 1999 were primarily due to obtaining existing production by paying higher prices for the production than the previous purchaser. Increased volumes obtained through competition based on price for existing production generally result in incrementally lower margins per barrel.

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

Adoption of FAS 133 for 2001

In January 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under SFAS No. 133, the Partnership will mark-to-market all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 will result in a charge of approximately $3.8 million to net income, which will be reflected as the cumulative effect of a change in accounting principle.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes NYMEX commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At December 31, 2000, the Partnership used futures, forward and options contracts exclusively in its hedging program with the latest contract being settled in July 2002. Information about these contracts is contained in the table set forth below.


                                         Sell (Short) Buy (Long)
                                           Contracts  Contracts
                                           --------   --------
Crude Oil Inventory
   Volume (1,000 bbls)                                      34
   Carrying value                                     $    847
   Fair value                                         $    847

Commodity Futures Contracts:
   Contract volumes (1,000 bbls)             13,205     13,997
   Weighted average price per bbl          $  29.01   $  28.52
   Contract value (in thousands)           $383,027   $399,250
   Fair value (in thousands)               $344,906   $361,741

Commodity Forward Contracts:
   Contract volumes (1,000 bbls)              4,904      4,465
   Weighted average price per bbl          $  29.42   $  29.09
   Contract value (in thousands)           $144,305   $129,882
   Fair value (in thousands)               $129,757   $119,103

Commodity Option Contracts:
   Contract volumes (1,000 bbls)             22,080
   Weighted average strike price per bbl   $   2.60
   Contract value (in thousands)           $  6,717
   Fair value (in thousands)               $  7,347

The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the December 31, 2000 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

Item 8.  Financial Statements and Supplementary Data

The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 33.

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

        Name           Age                     Position
------------------     --   --------------------------------------------
A. Richard Janiak      54   Director and Chairman of the Board
Mark J. Gorman         46   Director, Chief Executive Officer and
                              President
John P. vonBerg        47   Director, Vice Chairman of the Board, and
                              Executive Vice President, Trading and
                              Price Risk Management
Herbert I. Goodman     78   Director
J. Conley Stone        69   Director
Robert T. Moffett      49   Director
John M. Fetzer         47   Executive Vice President
Ross A. Benavides      47   Chief Financial Officer, General Counsel and
                              Secretary
Ben F. Runnels         60   Vice President, Trucking Operations
Kerry W. Mazoch        54   Vice President, Crude Oil Acquisitions

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

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the General Partner believes that during 2000 its officers and directors complied with all applicable filing requirements in a timely manner.

Representatives of Salomon and officers of the General Partner do not receive any additional compensation for serving Genesis Energy, L.L.C., as members of the
Board of Directors or any of its committees. Each of the independent directors receives an annual fee of $30,000.

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

The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 2000, 1999 and 1998 to the Chief Executive Officer and each of Genesis' four other most highly compensated executive officers (the "Named Officers").

                                         Summary Compensation Table


                                                                          Long-
Term
                                              Annual Compensation
Compensation
                                       -------------------------------  --------
----

Awards
                                                                         -------
----
                                                          Other Annual
Restricted         All Other
                                       Salary    Bonus    Compensation  Stock
Awards       Compensation
Name and Principal Position     Year      $         $         $ <F1>          $
$
---------------------------     ----   -------   ------   ------------   -------
----       ------------
Mark J. Gorman                  2000   270,000   50,000         -             -
10,200 <F2>
Chief Executive Officer         1999   236,000        -         -             -
9,600 <F5>
  and President                 1998   230,000   37,500         -
570,891 <F7><F8>   9,600 <F5>

John P. vonBerg                 2000   270,000   97,500         -             -
10,200 <F2>
Executive Vice President,       1999   410,000        -         -             -
9,600 <F5>
  Trading and Price Risk        1998   350,000        -         -
570,891 <F7><F9>   9,600 <F5>
  Management

John M. Fetzer                  2000   270,000   50,000         -             -
10,200 <F2>
Executive Vice President        1999   211,000        -         -             -
9,600 <F5>
                                1998   200,000   37,500         -
570,891 <F7><F10>  9,600 <F5>

Ross A. Benavides               2000   150,000   50,000         -             -
9,173 <F3>
Chief Financial Officer,        1999   150,000        -         -             -
9,586 <F6>
General Counsel and             1998   31,700    10,000         -
185,000 <F11>      1,904 <F13>
Secretary

Kerry W. Mazoch                 2000   166,000   30,000         -             -
10,080 <F4>
Vice President, Crude           1999   166,000   25,000         -             -
9,600 <F5>
  Oil Acquisitions              1998   166,000   25,000         -
231,057 <F7><F12>  4,800 <F12>

<F1>
No Named Officer had "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

<F2>
Includes $5,100 of Company-matching contributions to a defined contribution plan and $5,100 of profit-sharing contributions to a defined contribution plan.

<F3>
Includes $4,587 of Company-matching contributions to a defined contribution plan and $4,586 of profit-sharing contributions to a defined contribution plan.

<F4>
Includes $4,980 of Company-matching contributions to a defined contribution plan and $5,100 of profit-sharing contributions to a defined contribution plan.

<F5>
Includes $4,800 of Company-matching contributions to a defined contribution plan and $4,800 of profit-sharing contributions to a defined contribution plan.

<F6>
Includes $4,793 of Company-matching contributions to a defined contribution plan and $4,793 of profit-sharing contributions to a defined contribution plan.

<F7>
Restricted units were awarded to the Named Officer on January 27, 1998. Under the terms of the Amended and Restated Restricted Unit Plan, the award vested in increments of one-third annually beginning on December 8, 1998. The vested units cannot be sold until one year after vesting. After vesting, the Named Officer will receive distributions whenever distributions are paid to the Common Unitholders.

<F8>
Mr. Gorman received an award of 29,090 restricted units. At December 31, 2000, Mr. Gorman had 6,842 vested restricted units and 13,683 vested units for which the restriction period had expired. These units had a combined value of $74,403 (determined using closing market price of unrestricted units on December 31, 2000). He had no unvested restricted units. Mr. Gorman relinquished 2,855 of the units that vested in 2000, 1999 and 1998, respectively, so that the value of the units on the vesting date ($4.3125,
$6.6875 and


$16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F9>
Mr. vonBerg received an award of 29,090 restricted units. At December 31, 2000, Mr. vonBerg had 5,717 vested restricted units and 12,558 vested units for which the restriction period had expired. These units had a combined value of $66,247 (determined using closing market price of unrestricted units on December 31, 2000). He had no unvested restricted units. Mr. vonBerg relinquished 3,980, 3,980 and 2,855 of the units that vested in 2000, 1999 and 1998, respectively, so that the value of the units on the vesting date ($4.3125, $6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F10>
Mr. Fetzer received an award of 29,090 restricted units. At December 31, 2000, Mr. Fetzer had 6,163 vested restricted units and 13,683 vested units for which the restriction period had expired. These units had a combined value of $71,942 (determined using closing market price of unrestricted units on December 31, 2000). He had no unvested restricted units. Mr. Fetzer relinquished 3,534, 2,855 and 2,855 of the units that vested in 2000, 1999 and 1998, respectively, so that the value of the units on the vesting date ($4.3125, $6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F11>
Mr. Benavides received an award of 10,000 restricted units on October 27, 1998. Under the terms of the Amended and Restated Restricted Unit Plan, the award will vest in increments of one-third annually beginning on December 8, 1999. The vested units cannot be sold until one year after vesting. After vesting, Mr. Benavides will receive distributions whenever distributions are paid to the Common Unitholders. At December 31, 2000, Mr. Benavides had 2,352 vested restricted units and 1,965 vested units for which the restriction period had expired. These units had a combined value of $15,649 (determined using closing market price of unrestricted units on December 31, 2000). He had
3,334 unvested restricted units with a value of $12,086. Mr. Benavides relinquished 981 and 1,368 of the units that vested in 2000 and 1999, respectively, so that the value of the units on the vesting date ($4.3125 and $6.6875 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F12>
Mr. Mazoch received an award of 12,121 restricted units. At December 31, 2000, Mr. Mazoch had 2,383 vested restricted units and 5,702 vested units for which the restriction period had expired. These units had a combined value of $29,308 (determined using closing market price of unrestricted units on December 31, 2000). He had no unvested restricted units. Mr. Mazoch relinquished 1,658, 1,189 and 1,189 of the units that vested in 2000, 1999 and 1998, respectively, so that the value of the units on the vesting date ($4.3125, $6.6875 and $16.8125 per unit, respectively) could be used to pay federal income taxes owed on the vested portion of the award.

<F13>
Includes $952 of Company matching contributions to a defined contribution plan and $952 of profit-sharing contributions to a defined contribution plan.

<F14>
Includes $4,800 of profit-sharing contributions to a defined contribution plan.


Employment and Severance Agreements

At formation, the General Partner entered into employment agreements with the following executive officers: Mr. vonBerg, Mr. Gorman, Mr. Fetzer and Mr. Runnels. When Mr. Benavides was employed, the General Partner entered into an employment agreement with him. The agreements with Mr. Gorman, Mr. vonBerg and Mr. Fetzer expired December 31, 1999 and were replaced with severance agreements.
The initial agreement with Mr. Runnels expired December 31, 1999; however, the General Partner exercised its option to extend the agreement for an additional two years. The agreement with Mr. Benavides expired in October 2000. The agreement with Mr. Runnels has five additional optional extension terms of one year each ("Extension Terms"). The agreements with Mr. Runnels includes the following additional provisions: (i) an annual base salary, (ii) eligibility to participate in the Restricted Unit Plan (including the allocation of Initial Restricted Units) and Incentive Compensation Plan described below, (iii) confidential information and noncompetition provisions and (iv) an involuntary termination provision pursuant to which the executive officer will receive severance compensation under certain circumstances. Severance compensation applicable under the employment agreements for an involuntary termination during the Initial Term and Extension Terms (other than a termination for cause, as defined in the agreements) will include payment of the greater of (i) the base salary for the balance of the applicable term, or (ii) one year's base salary then in effect and, in addition, the executive will be entitled to receive incentive compensation payable to the executive in accordance with the Incentive Plan. Upon expiration or termination of the agreement, the confidential information and noncompetition provisions will continue until the earlier of one year after the date of termination or the remainder of the unexpired term, but in no event for less than six months following the expiration or termination.

The severance agreements with Mr. Gorman, Mr. vonBerg and Mr. Fetzer include the following provisions should there be a Change in Control (defined as a sale of substantially all of the Partnership's assets or a change in the ownership of fifty percent or more of the General Partner): (i) a lump sum payment of $270,000 for Mr. Gorman and Mr. Fetzer and $420,000 for Mr. vonBerg, (ii) immediate vesting of any unvested awards under the Restricted Unit Plan and
(iii)
payment of any incentive compensation payable to the executive in accordance with the Incentive Plan. These provisions also apply to an involuntary termination of the executive (other than a termination for cause, as defined in the agreements).
The severance agreements terminated on December 31, 2000; however, the benefits under the severance agreements apply through July 1, 2001.

Restricted Unit Plan

In January 1997, the General Partner adopted a restricted unit plan for key employees of the General Partner that provided for the award of rights to receive
Common Units under certain restrictions including meeting thresholds tied to Available Cash and Adjusted Operating Surplus. In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and
Adjusted Operating Surplus were eliminated. The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 261,000 Common Units (the "Restricted Units") have been allocated to approximately 34 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions.

One-third of the Restricted Units allocated to each individual vest annually beginning in December 1998. The remaining rights to receive 31,000 Common Units initially available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

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

Bonus Plan

In February 2001, the Compensation Committee of the Board of Directors of
the General Partner approved a Bonus Plan (the "Bonus Plan") for the executive officers and employees of the General Partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding all employees for achieving financial performance objectives. The Bonus Plan will be administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to executive officers and employees each time GCOLP earns $1.5 million of Available Cash. The amount allocated to the bonus pool increases for each $1.5 million earned, such that a bonus pool of $1.2 million will exist if the Partnership earns $9.0 million of Available Cash. Bonuses will be paid to executive officers and employees as each $1.5 million increment of Available Cash is earned. Payments under the Bonus Plan will be at the discretion of the Compensation Committee, and the General Partner will be able to amend or change the Bonus Plan at any time.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Partnership knows of no one who beneficially owns in excess of five percent of the Common Units of the Partnership. As set forth below, certain beneficial owners own interests in the General Partner of the Partnership as of February 28,
2001.

                                                                  Amount and
Nature
                                  Name and Address             of Beneficial
Ownership   Percent
     Title of Class                of Beneficial Owner            as of January
1, 2001    of Class
------------------------    ------------------------------------  --------------
-------    --------
General Partner Interest    Genesis Energy, L.L.C.                          1
<F1>          100.00
                            500 Dallas, Suite 2500
                            Houston, TX  77002

General Partner Interest    Salomon Smith Barney Holdings Inc.              1
<F1>           54.00
                            Salomon Brothers Holding Company Inc.
46.00
                            333 Greenwich
                            New York, NY  10013
_____________________

<F1>

Salomon owns Genesis Energy, L.L.C.   The reporting of the General Partner
interest shall not be deemed to be a concession that such interest represents a security.


The following table sets forth certain information as of February 28, 2001, regarding the beneficial ownership of the Common Units by all directors of the General Partner, each of the named executive officers and all directors and executive officers as a group.

                                               Amount and Nature of Beneficial
Ownership
                                            ------------------------------------
----------
                                            Sole Voting and   Shared Voting and
Percent
  Title of Class             Name           Investment Power   Investment Power
of Class
--------------------  -----------------     ----------------   ----------------
--------
Genesis Energy, L.P.  A. Richard Janiak               -                -
-
Common Unit           Mark J. Gorman             25,525                -
*
                      John P. vonBerg            27,275                -
*
                      Herbert I. Goodman          2,000                -
*
                      J. Conley Stone             1,000                -
*
                      Robert T. Moffett               -                -
-
                      John M. Fetzer             24,846                -
*
                      Kerry W. Mazoch             8,085                -
*
                      Ross A. Benavides           7,317                -
*

                      All directors and
                        executive officers
                        as a group (10 in
                        number)                 103,391                -
1
-------------------
* Less than 1%


The above table includes shares owned by certain members of the families of the directors or executive officers, including shares in which pecuniary interest may be disclaimed.

Item 13.  Certain Relationships and Related Transactions

Until December 7, 2000, Salomon and Howell owned 1,163,700 and 991,300 Subordinated OLP Units, respectively, representing a 10.58% and 9.01% limited partner interest in GCOLP. As part of the Partnership restructuring, the Subordinated OLP Units were eliminated. During 1999, Salomon and Howell owned 54% and 46%, respectively, of the General Partner. Effective February 28, 2000, Salomon acquired Howell's 46% interest in the General Partner. Through its control of the General Partner, Salomon has the ability to control the management of the Partnership and GCOLP.

Genesis enters into transactions with Salomon and its subsidiaries, Howell and its subsidiaries and the General Partner in the ordinary course of its operations. During 2000, these transactions included:

* Sales and purchases of crude oil from a subsidiary of Salomon totaling $35.1 million and $121.1 million, respectively.
*  Purchases of crude oil from a subsidiary of Howell totaling $9.6 million.
* Provision of personnel to manage and operate the assets and operations of Genesis by the General Partner. Genesis reimbursed the General Partner for all direct and indirect costs of these services in the amount of $16.9 million.
* Provision of guarantees to counterparties by Salomon for GCOLP in the maximum aggregate amount of $300 million. Genesis paid fees to Salomon for guaranty utilization totaling $1.7 million.

Distribution Support Agreement. To further enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units with respect to each quarter through the quarter ending December 31, 2001, Salomon agreed in the Distribution Support Agreement, subject to certain limitations, to contribute or cause to be contributed cash, if necessary, to the Partnership in return for APIs. Salomon's obligation to purchase APIs was limited to a maximum amount outstanding at any one time equal to $17.6 million. During 1999, $3.9 million of the Distribution Support was utilized. During 2000, $9.9 million of the Distribution Support was utilized for the distributions in February, May and August. In connection with the approval of the restructuring of Genesis by the Common Unitholders on December 7, 2000, the remaining Distribution Support of $3.8 million was contributed to the Partnership. The costs of the restructuring, totaling $1.4 million, were paid from this amount and the remainder was paid to Common Unitholders in a special distribution. The special distribution, totaling
$2.4 million, or $0.28 per Common Unit, was paid on December 28, 2000, to unitholders of record on December 18, 2000. As part of the restructuring, all APIs were eliminated, without payment of consideration, and as a result, the obligation of the Partnership to redeem the APIs issued to Salomon was also eliminated.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2)  Financial Statements and Financial Statement Schedules

See "Index to Consolidated Financial Statements" set forth on page 33.

(a)(3)  Exhibits

     3.1 Certificate of Limited Partnership of Genesis Energy, L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 333-11545)

**   3.2  Amended and Restated Agreement of Limited Partnership of Genesis
(incorporated by reference to Exhibit 2 of Form 8-A filed January 30,
2001)

**   3.3  Certificate of Limited Partnership of Genesis Crude Oil, L.P. (the
"Operating Partnership")

* 3.4 Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership

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
Agreement

** 10.3 Distribution Support Agreement among the Operating Partnership and Salomon Inc

** 10.4 Master Credit Support Agreement among the Operating Partnership, Salomon Inc and Basis

    10.6  Non-competition Agreement among Genesis, the Operating
Partnership, Salomon Inc, Basis and Howell (incorporated by reference to Exhibit 10.6 to Registration Statement, File No. 333-11545)

    10.7 Severance Agreement between Genesis Energy, L.L.C. and John P. vonBerg (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 1999)

    10.8 Severance Agreement between Genesis Energy, L.L.C. and Mark J. Gorman (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended September 30, 1999)

    10.9 Severance Agreement between Genesis Energy, L.L.C. and John M. Fetzer (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarterly period ended September 30, 1999)

    10.10 Employment Agreement between Genesis Energy, L.L.C. and Ross A. Benavides (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended September 30, 1998)

**  10.11  Employment Agreement between Genesis Energy, L.L.C. and Ben F.
Runnels

    10.12 Extension of Employment Agreement between Genesis Energy, L.L.C. and Ben F. Runnels, (incorporated by reference to Exhibit 10.6 to
Form 10-Q for the quarterly period ended September 30, 1999)

    10.13 Office Lease at One Allen Center between Trizec Allen Center Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

    10.14 Third Amendment to Master Credit Support Agreement (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

    10.15 Sixth Amendment to Master Credit Support Agreement (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended
December 31, 1997)

    10.16 Tenth Amendment to Master Credit Support Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 1999)

    10.17  Eleventh Amendment to Master Credit Support Agreement
(incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1999)

    10.18  Twelfth Amendment to Master Credit Support Agreement
(incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2000)

*   10.19  Thirteenth Amendment to Master Credit Support Agreement

    10.20 Amended and Restated Restricted Unit Plan (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 1997)

    10.21 Credit Agreement dated as of June 6, 2000, between Genesis Crude Oil, L.P. and Certain Lenders, with Paribas as Agent (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended
June 30, 2000)

    11.1 Statement Regarding Computation of Per Share Earnings (See Note 3 to the Consolidated Financial Statements - "Net Income Per Common
Unit")

*   21.1  Subsidiaries of the Registrant

-------------------

*  Filed herewith

** Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on December 8, 2000, announcing the approval by unitholders on December 7, 2000, of the restructuring of the Partnership as described in the proxy statement mailed October 23, 2000, to unitholders of record on October 18, 2000.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of March, 2001.



                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                   By:  GENESIS ENERGY, L.L.C., as
                                          General Partner


                                   By:  /s/  Mark J. Gorman
                                        -------------------------------------
                                        Mark J. Gorman
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


  /s/  Mark J. Gorman        Director, Chief Executive Officer    March 21, 2001
   -----------------------             and President
    Mark J. Gorman              (Principal Executive Officer)


  /s/  Ross A. Benavides      Chief Financial Officer,            March 21, 2001
   -----------------------      General Counsel and
    Ross A. Benavides                Secretary
                            (Principal Financial and
                               Accounting Officer)

  /s/  A. Richard Janiak     Chairman of the Board and            March 21, 2001
   -----------------------            Director
    A. Richard Janiak

  /s/  John P. vonBerg    Vice Chairman, Director, and Executive  March 21, 2001
   -----------------------   Vice President, Trading and Price
    John P. vonBerg                Risk Management


                                      Director                    March 21, 2001
   -----------------------
    Herbert I. Goodman

  /s/  J. Conley Stone                Director                    March 21, 2001
   -----------------------
    J. Conley Stone

  /s/  Robert T. Moffett              Director                    March 21, 2001
   -----------------------
    Robert T. Moffett

                              GENESIS ENERGY, L.P.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                 34
Consolidated Balance Sheets, December 31, 2000 and 1999                  35

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                       36

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                       37

Consolidated Statements of Partners' Capital for the Years Ended
  December 31, 2000, 1999 and 1998                                       38

Notes to Consolidated Financial Statements                               38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Genesis Energy, L.P.:

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P., (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management.
Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







                                             ARTHUR ANDERSEN LLP





Houston, Texas
March 2, 2001

                             GENESIS ENERGY, L.P.
                        CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                December 31,   December 31,
                                                2000           1999
                                                  --------       --------

                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $  5,508       $  6,664
  Accounts receivable -
    Trade                                          329,464        241,529
    Related party                                        -          7,030
  Inventories                                          994            404
  Insurance receivable for pipeline spill costs      5,527         16,586
  Other                                              9,111          2,504
                                                  --------       --------
    Total current assets                           350,604        274,717

FIXED ASSETS, at cost                              113,715        116,332
  Less:  Accumulated depreciation                  (25,609)       (22,419)
                                                  --------       --------
    Net fixed assets                                88,106         93,913

OTHER ASSETS, net of amortization                   10,633         11,962
                                                  --------       --------

TOTAL ASSETS                                      $449,343       $380,592
                                                  ========       ========

        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Bank borrowings                                 $ 22,000       $ 19,900
  Accounts payable -
    Trade                                          322,912        251,742
    Related party                                    4,750          1,604
  Accrued liabilities                               16,546         19,290
                                                  --------       --------
    Total current liabilities                      366,208        292,536

COMMITMENTS AND CONTINGENCIES (Note 19)

ADDITIONAL PARTNERSHIP INTERESTS                         -          3,900

MINORITY INTERESTS                                     520         30,571

PARTNERS' CAPITAL
  Common unitholders, 8,625 units issued; 8,624
    and 8,620 units outstanding at December 31,
    2000 and 1999, respectively                     80,960         52,574
  General partner                                    1,661          1,051
                                                  --------       --------
    Subtotal                                        82,621         53,625
  Treasury units, 1 and 5 units at December 31,
    2000 and 1999, respectively                         (6)           (40)
                                                  --------       --------
    Total partners' capital                         82,615         53,585
                                                  --------       --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $449,343       $380,592
                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                             GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)


                                                Year Ended December 31,
                                        ------------------------------------
                                           2000         1999         1998
                                        ----------   ----------   ----------
REVENUES:
  Gathering and marketing revenues
    Unrelated parties                   $4,274,519   $2,067,451   $2,178,224
    Related parties                         35,095       77,195       38,718
  Pipeline revenues                         14,940       16,366       16,533
                                        ----------   ----------   ----------
      Total revenues                     4,324,554    2,161,012    2,233,475
COST OF SALES:
  Crude costs, unrelated parties         4,150,888    2,043,506    2,141,715
  Crude costs, related parties             130,679       74,812       42,814
  Field operating costs                     13,673       11,669       12,778
  Pipeline operating costs                   8,652        8,161        7,971
                                        ----------   ----------   ----------
    Total cost of sales                  4,303,892    2,138,148    2,205,278
                                        ----------   ----------   ----------
GROSS MARGIN                                20,662       22,864       28,197
EXPENSES:
  General and administrative                10,942       11,649       11,468
  Depreciation and amortization              8,032        8,220        7,719
  Nonrecurring charges                       1,387            -          373
                                        ----------   ----------   ----------

OPERATING INCOME                               301        2,995        8,637
OTHER INCOME (EXPENSE):
  Interest income                              259          156          421
  Interest expense                          (1,269)      (1,085)        (267)
  Net gain on disposal of surplus assets     1,148          849           28
                                        ----------   ----------   ----------

Net income before minority interests           439        2,915        8,819

Minority interests                             258          583        1,763
                                        ----------   ----------   ----------
NET INCOME                              $      181   $    2,332   $    7,056
                                        ==========   ==========   ==========

NET INCOME PER COMMON UNIT- BASIC
   AND DILUTED                          $     0.02   $     0.27   $     0.80
                                        ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
   UNITS OUTSTANDING                         8,617        8,604        8,606
                                        ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                   Year Ended December 31,
                                                 2000        1999      1998
                                               --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    181   $  2,332   $  7,056
  Adjustments to reconcile net income to net cash provided by (used in)
operating
activities -
    Depreciation                                  6,714      6,832      6,529
    Amortization of intangible assets             1,318      1,388      1,190
    (Gain) loss on disposal of assets            (1,148)      (849)       269
    Minority interests equity in earnings           258        583      1,763
    Restructuring costs                           1,387          -          -
    Other noncash charges                         1,801      1,459      1,503
    Changes in components of working capital -
      Accounts receivable                       (80,905)   (76,325)    37,635
      Inventories                                  (590)     1,562      1,384
      Other current assets                        4,436    (15,784)       182
      Accounts payable                           74,316     75,003    (39,648)
      Accrued liabilities                        (3,355)    13,861     (1,446)
                                               --------   --------   --------
Net cash provided by operating activities         4,413     10,062     16,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (1,685)    (2,717)   (13,431)
  Change in other assets                             11        416     (4,270)
  Proceeds from sales of assets                   1,942      1,012        188
                                               --------   --------   --------
Net cash provided by (used in) investing
   activities                                       268     (1,289)   (17,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings, net                            2,100      4,100     15,800
  Distributions to common unitholders           (19,645)   (17,206)   (17,208)
  Distributions to General Partner                 (352)      (352)      (352)
  Issuance of additional partnership interests   13,702      3,900          -
  Payment of restructuring costs                 (1,387)         -          -
  Purchase of treasury units                       (255)      (261)    (1,246)
                                               --------   --------   --------
Net cash used in financing activities            (5,837)    (9,819)   (3,006)

Net decrease in cash and cash equivalents        (1,156)    (1,046)   (4,102)

Cash and cash equivalents at beginning of
  period                                          6,664      7,710     11,812
                                               --------   --------   --------

Cash and cash equivalents at end of period     $  5,508   $  6,664   $  7,710
                                               ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                (In thousands)


                                                             Partners' Capital
                                                   -----------------------------
--------
                                                   Common   General  Treasury
                                                Unitholders  Partner   Units
Total
                                                   -------   ------   -------
--------
Partners' capital at December 31, 1997             $76,783   $1,568   $     -
$ 78,351
Net income                                           6,915      141         -
7,056
Cash distributions                                 (17,208)    (352)        -
(17,560)
Purchase of treasury units                               -        -    (1,246)
(1,246)
Issuance of treasury units to
   Restricted Unit Plan participants                     -        -       928
928
Excess of expense over cost of treasury units
  issued for Restricted Unit Plan                      342        -         -
342
                                                   -------   ------   -------
--------
Partners' capital, December 31, 1998                66,832    1,357      (318)
67,871
Net income                                           2,286       46         -
2,332
Cash distributions                                 (17,206)    (352)        -
(17,558)
Purchase of treasury units                               -        -      (261)
(261)
Issuance of treasury units to Restricted
  Unit Plan participants                                 -        -       539
539
Excess of expense over cost of treasury
  units issued for Restricted Unit Plan                662        -         -
662
                                                   -------   ------   -------
--------
Partners' capital, December 31, 1999                52,574    1,051       (40)
53,585
Net income                                             177        4         -
181
Cash distributions                                 (19,645)    (352)        -
(19,997)
Purchase of treasury units                               -        -      (255)
(255)
Issuance of treasury units to Restricted
  Unit Plan participants                                 -        -       289
289
Excess of expense over cost of treasury units
  issued for Restricted Unit Plan                      901        -         -
901
Elimination of additional partnership interests     17,248      352         -
17,600
Elimination of subordinated limited partner
  interests in Operating Partnership                29,705      606         -
30,311
                                                   -------   ------   -------
--------
Partners' capital, December 31, 2000               $80,960   $1,661   $    (6)
$ 82,615
                                                   =======   ======   =======
========

The accompanying notes are an integral part of these consolidated financial statements.

                             GENESIS ENERGY, L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Partnership Structure
In December 1996, Genesis Energy, L.P. ("GELP" or the "Partnership") completed an initial public offering of 8.6 million Common Units at $20.625 per unit, representing limited partner interests in GELP of 98%. Genesis Energy, L.L.C. (the "General Partner") serves as general partner of GELP and its operating limited partnership, Genesis Crude Oil, L.P. Genesis Crude Oil, L.P. has two subsidiary limited partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to collectively as GCOLP. The General Partner owns a 2% general partner interest in GELP.

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

Restructuring

On December 7, 2000, the unitholders of the Partnership approved a restructuring which amended the GCOLP partnership agreement to:

* reduce the minimum quarterly distribution on Common Units from the previous $0.50 to the new $0.20 per unit;

* reduce correspondingly the respective per unit dollar distribution thresholds that must be achieved before the General Partner is entitled to incentive compensation payments from the prior threshold levels of $0.55, $0.635 and $0.825 per unit to the new levels of $0.25, $0.28 and $0.33 per unit;

* eliminate all of the Subordinated OLP Units in GCOLP, and as a result, provide that the Common Units will no longer accrue arrearages if the minimum quarterly distribution is not paid in full in any quarter; and

* eliminate, without payment of any consideration, all of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support and, as a result, eliminate the Partnership's obligation to redeem the APIs issued to Salomon.

Additionally, as a result of the approval of the restructuring:

* Salomon contributed to GCOLP in cash the remaining distribution support of $3.8 million. After payment of $1.4 million of transaction costs associated with the restructuring, a special distribution of the remaining cash of $2.4 million, or $0.28 per Common Unit, was paid on December 28, 2000, to Common Unitholders of record on December 18, 2000; and

* Salomon extended the expiration date of its $300 million credit support obligation to GCOLP from March 31, 2001, to December 31, 2001, under its current terms and conditions.

2.  Basis of Presentation
The accompanying financial statements and related notes present the consolidated financial position as of December 31, 2000 and 1999 for GELP and its results of operations, cash flows and changes in partners' capital for the years ended December 31, 2000, 1999 and 1998.

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

Nature of Operations

The principal business activities of the Partnership are the purchasing, gathering, transporting and marketing of crude oil in the United States. The Partnership gathers approximately 96,000 barrels per day at the wellhead principally in the southern and southwestern states. The Partnership also owns and operates three crude oil pipelines. The pipelines are in Texas, Mississippi/Louisiana and Florida/Alabama.

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

Inventories

Crude oil inventories held for sale are valued at the lower of average cost or market. Fuel inventories are carried at the lower of cost or market.

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

Other Assets

Other assets consist primarily of intangibles and goodwill. Intangibles include a covenant not to compete, which is being amortized over five years. Goodwill of $9.4 million represents the excess of purchase price over fair value of the net assets acquired for acquisitions accounted for as purchases and is being amortized over a period of 20 years. See Note 7.

Minority Interests

Until December 7, 2000, minority interests represent the Subordinated OLP
Units held by Salomon and Howell totaling 19.59% in GCOLP and the 0.4% interest the General Partner owns directly in GCOLP. As part of the restructuring discussed above, minority interest at December 31, 2000, represents a 0.01% general partner interest in GCOLP.

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

Net Income Per Common Unit

Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding was 8,616,744, 8,604,352 and 8,605,934 for the years ended December 31, 2000, 1999 and 1998, respectively. For this purpose, the 2% or 0.01% General
Partner interest, as applicable, is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

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

5.  Inventories
Inventories consisted of the following (in thousands).

                                                             December 31,
                                                             ------------
                                                              2000  1999
                                                              ----  ----
Crude oil inventories, at lower of cost or market             $847  $  -
Fuel and supplies inventories, at lower of cost or market      147   404
                                                              ----  ----
  Total inventories                                           $994  $404
                                                              ====  ====

6.  Fixed Assets
Fixed assets consisted of the following (in thousands).

                                                          December 31,
                                                      ------------------
                                                        2000      1999
                                                      --------  --------
Land and buildings                                    $  3,718  $  3,726
Pipelines and related assets                            96,670    95,378
Vehicles and transportation equipment                    1,894     5,950
Office equipment, furniture and fixtures                 2,569     2,347
Other                                                    8,864     8,931
                                                      --------  --------
                                                       113,715   116,332
Less - Accumulated depreciation                        (25,609)  (22,419)
                                                      --------  --------
Net fixed assets                                      $ 88,106  $ 93,913
                                                      ========  ========

Depreciation expense was $6,714,000, $6,832,000 and $6,529,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  Other Assets
Other assets consisted of the following (in thousands).

                                                      December 31,
                                                    ----------------
                                                      2000     1999
                                                    -------  -------
  Goodwill                                          $ 9,401  $ 9,401
  NYMEX seats                                         1,203    1,203
  Covenant not to compete                             4,238    4,238
  Other                                                  51       62
                                                    -------  -------
                                                     14,893   14,904
  Less - Accumulated amortization                    (4,260)  (2,942)
                                                    -------  -------
  Net other assets                                  $10,633  $11,962

Amortization expense was $1,318,000, $1,388,000 and $1,190,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  Credit Resources and Liquidity
GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities"), pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

Guaranty Facility

Salomon is providing a Guaranty Facility through December 31, 2001 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2001 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon.
At
December 31, 2000, the aggregate amount of obligations covered by guarantees was $258 million, including $127 million in payable obligations and $131 million of estimated crude oil purchase obligations for January 2001.

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

Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain (a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, and (d) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement). The Partnership is currently in compliance with the provisions of this agreement.

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

Working Capital Facility

In August 1998, GCOLP entered into a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. to replace a Working Capital Facility that had been provided by Salomon. In June 2000, the Loan Agreement was replaced with a secured revolving credit facility ("Credit Agreement") with BNP Paribas. The Credit Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $25 million or the Borrowing Base (as defined in the Credit
Agreement). If BNP Paribas obtains loan commitments for an additional $10 million, the amount available under the Credit Agreement would increase to $35 million. As of December 31, 2000, BNP Paribas had not obtained loan commitments for the additional $10 million.

During 2000, loans bore interest at a rate chosen by GCOLP which would be one or more of the following: (a) a rate based on LIBOR plus 1.4% or (b) BNP Paribas' prime rate minus 1.0% In 2001, the Credit Agreement was amended to change the interest rates to LIBOR plus 2.25% or BNP Paribas prime rate minus 0.875%.

The Credit Agreement expires on the earlier of (a) February 28, 2003 or (b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on December 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on November 30, 2001.

The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of
0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a) maintain a Current Ratio (calculated after the exclusion of debt under the Credit
Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 5.0 to 1.0. The agreement was amended in 2001 to change the Maximum Leverage Ratio requirement to not more than 7.5 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was not in compliance with the Maximum Leverage Ratio covenant at the end of each month from June 30, 2000 through November 30, 2000. A waiver for each period has been obtained from BNP Paribas. The Partnership was in compliance with the Maximum Leverage Ratio and all other ratios of the Credit Agreement at December 31, 2000.

At December 31, 2000, the Partnership had $22.0 million of loans outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at December 31, 2000. At December 31, 2000, $3.0 million was available to be borrowed under the Credit Agreement.

Credit Availability

There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2001. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. Further, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility and the Credit Agreement with a working capital/letter of credit facility with one or more lenders prior to November 30, 2001. The General
Partner expects that a replacement facility will cost more than its current Guaranty Facility. The General Partner may be required to reduce or restrict the Partnership's gathering and marketing activities because of limitations on its ability to obtain credit support and financing for its working capital needs. Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit or other financial support, make it more difficult for the Partnership to obtain such letters of credit, and/or may increase the cost of obtaining them. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

At December 31, 2000, the Partnership's consolidated balance sheet reflected a working capital deficit of $15.6 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

Distributions

Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. (A full definition of Available Cash is set forth in the Partnership Agreement.) As a result of the restructuring approved by unitholders on December 7, 2000, the minimum quarterly distribution ("MQD") for each quarter has been reduced to $0.20 per unit beginning with the distribution for the fourth quarter of 2000, which was paid in
February 2001.

The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

9.  Partnership Equity
Partnership equity in GELP consists of the general partner interest of 2% and
8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. The general partner interest is held by the General Partner. The Partnership is managed by the General Partner.

Until December 7, 2000, GELP had an approximate 80.01% general partner interest in GCOLP. The remainder of GCOLP was held by Salomon, Howell and the General Partner. These interests, reflected in the consolidated financial statements as minority interests, were subordinated limited partner interests held by Salomon and Howell of 10.58% and 9.01%, respectively, and the general partner interest in
GCOLP of 0.40% held by the General Partner.

As discussed in Note 1, on December 7, 2000, the unitholders of the Partnership approved a restructuring which amended the GCOLP partnership agreement. As a result, GELP now holds a 99.99% limited partner interest in GCOLP. The General Partner holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at December 31, 2000. The subordinated limited partner interests in GCOLP were eliminated.

10.  Nonrecurring Charges
In connection with the restructuring of the Partnership, costs totaling $1.4 million were incurred primarily for legal and accounting fees, financial advisor fees, proxy solicitation expenses and the costs to print and mail proxy materials to Common Unitholders. These costs are reflected as a nonrecurring charge in the consolidated statement of operations for 2000. The cash needed to fund these expenses was provided from the final distribution support obligation payment made by Salomon pursuant to the terms of the proxy statement.

In the second quarter of 1998, the Partnership shut-in its Main Pass pipeline. A charge of $373,000 was recorded, consisting of $109,000 of costs related to the shut-in and a non-cash write-down of the asset of $264,000.

11.  Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, except the guarantee fees paid to Salomon, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

Sales and Purchases of Crude Oil

A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                      Year Ended December 31,
                                    --------------------------
                                      2000      1999     1998
                                    --------  -------  -------
Sales to affiliates                 $ 35,095  $77,195  $38,718
Purchases from affiliates           $130,679  $74,812  $42,814

General and Administrative Services

The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $16,946,000, $16,687,000 and $15,428,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

Treasury Services

In 1998, Salomon provided treasury management services to the Partnership pursuant to the Treasury Management Agreement. Under the Treasury Management Agreement, the Partnership invested excess cash with Salomon and earned interest at market rates. For the year ended December 31, 1998, the Partnership earned interest of $288,000 on the investments with Salomon. The Treasury Management Agreement has expired.

Credit Facilities

As discussed in Note 8, Salomon provides Credit Facilities to the
Partnership. For the years ended December 31, 2000, 1999 and 1998, the Partnership paid Salomon $1,712,000, $680,000 and $578,000, respectively, for guarantee fees under the Credit Facilities. The guarantee fees are included as a component in cost of crude on the consolidated statements of operations. The Partnership paid Salomon $18,000 for interest under the Credit Facilities during 1998.

12.  Supplemental Cash Flow Information
In 2000, two noncash transactions occurred as a result of the restructuring of the Partnership. APIs and minority interests related to the Subordinated OLP Units were eliminated and resulted in an increase in the capital accounts of the Common Unitholders and General Partner of GELP.

Cash received by the Partnership for interest during the years ended December 31, 2000, 1999 and 1998 was $241,000, $152,000 and $422,000, respectively.
Payments of interest were $1,370,000, $1,035,000 and $274,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

13.  Employee Benefit Plans
The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. Employees of the General Partner provide those services and are covered by various retirement and other benefit plans.

In order to encourage long-term savings and to provide additional funds for retirement to its employees, the General Partner sponsors a profit-sharing and retirement savings plan. Under this plan, the General Partner's matching contribution is calculated as the lesser of 50% of each employee's annual pretax contribution or 3% of each employee's total compensation. The General Partner also made a profit-sharing contribution of at least 3% of each eligible employee's total compensation. The General Partner's costs relating to this plan were $570,000, $566,000 and $619,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The General Partner also provided certain health care and survivor benefits for its active employees. In 1998, these plans were fully-insured. In 2000 and 1999, these benefit programs were self-insured. The General Partner plans to continue self-insuring these plans in the future. The expenses of the General Partner for these benefits were $1,718,000, $1,067,000 and $1,338,000 in 2000,
1999 and 1998, respectively.

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

In January 1998, the restricted unit plan was amended and restated, and the thresholds tied to Available Cash and Adjusted Operating Surplus were eliminated.
The discussion that follows is based on the terms of the Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"). Initially, rights to receive 291,000 Common Units are available under the Restricted Unit Plan. From these Units, rights to receive 261,000 Common Units (the "Restricted Units") have been allocated to approximately 34 individuals, subject to the vesting conditions described below and subject to other customary terms and conditions. The remaining rights to receive 30,000 Common Units available under the Restricted Unit Plan may be allocated or issued in the future to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner ("Compensation Committee") shall determine.

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

In 2000, 1999 and 1998, the Partnership recorded expense of $1,192,000, $1,459,000 and $1,617,000, respectively, related to the Restricted Units.

Bonus Plan

In February 2001, the Compensation Committee of the Board of Directors of
the General Partner approved a Bonus Plan (the "Bonus Plan") for the executive officers and employees of the General Partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding all employees for achieving financial performance objectives. The Bonus Plan will be administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to executive officers and employees each time GCOLP earns $1.5 million of Available Cash. The amount allocated to the bonus pool increases for each $1.5 million earned, such that a bonus pool of $1.2 million will exist if the Partnership earns $9.0 million of Available Cash. Bonuses will be paid to executive officers and employees as each $1.5 million increment of Available Cash is earned. Payments under the Bonus Plan will be at the discretion of the compensation Committee, and the General Partner will be able to amend or change the Bonus Plan at any time.

14.  Sale of Tractor/Trailer Fleet
Management of the Partnership made the decision to sell its existing tractor/trailer fleet and replace it with vehicles provided by Ryder Transportation Services ("Ryder") under an operating lease. During 2000, the Partnership sold 22 tractors and 68 trailers for a total of $1,802,000 and recognized a gain of $1,037,000 on the sale of this equipment. The remaining 31 tractors were sold on January 8, 2001, for $400,000. The net book value of those tractors, totaling $286,000, is reflected in other current assets at December 31,
2000.

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

Estimated fair values of option contracts used as hedges and the net gains and losses, both recognized and deferred, arising from hedging activities at December
31, 2000, 1999 and 1998 are as follows (in thousands).


                                        2000                       1999
1998
                           --------------------------  -------------------------
-------------------------
                                              Net                        Net
Net
                           Carrying  Fair     Gains    Carrying  Fair    Gains
Carrying  Fair    Gains
                            Amount   Value   (Losses)   Amount   Value  (Losses)
Amount   Value  (Losses)
                           --------  ------  --------  --------  -----  --------
--------  -----  --------
Option contracts written    $7,347   $7,347    $ -       $390    $390     $ -
$ -      $ -     $ -

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

18.  Derivatives and Hedging
Hedging Activities

The Partnership routinely utilizes forward contracts, swaps, options and futures contracts in an effort to minimize the impact of crude oil price fluctuations on inventories and contractual commitments. Gains and losses related to these hedging activities are deferred until the transaction being hedged has settled and its related profit or loss is recognized. Deferred gains and losses from hedging activities are included in the Consolidated Balance Sheets in accrued liabilities or accounts receivable, respectively. Recognized gains and losses from hedging activities are included in crude costs in the Consolidated Statements of Operations. Unrecognized gain of $1,570,000 was deferred on these contracts at December 31, 2000 and unrecognized loss of $1,718,000 was deferred at December 31, 1999.

Should a hedging contract become ineffective or otherwise cease to serve as a hedge, the hedging instrument is accounted for under the mark-to-market method of accounting. Under this method, the contract is reflected at market value, and the resulting unrealized gains and losses are recognized currently in crude costs in the Consolidated Statements of Operations.

In January 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Under SFAS No. 133, the Partnership will mark-to-market all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 will result in a charge of approximately $3.8 million to net income, which will be reflected as the cumulative effect of a change in accounting principle.

19.  Commitments and Contingencies
The Partnership uses surface, vehicle and office leases in the course of its business operations. The Partnership leases its tractor/trailer fleet from Ryder. The lease with Ryder covers 73 tractors and 73 trailers and is a full-service maintenance agreement. It also provides for maintenance on 10 trailers that GCOLP retained. The Partnership also leases a segment of pipeline and four tanks for use in its pipeline operations.

The future minimum rental payments under all noncancelable operating leases as of December 31, 2000, were as follows (in thousands).

2001                                              $ 3,513
2002                                                3,243
2003                                                3,073
2004                                                3,104
2005                                                2,554
2006 and thereafter                                 3,692
                                                  -------
Total minimum lease obligations                   $19,179
                                                  =======

Total operating lease expense was as follows (in thousands).

Year ended December 31, 2000                      $ 2,500
Year ended December 31, 1999                      $ 1,674
Year ended December 31, 1998                      $ 1,921

The Partnership has contractual commitments (primarily forward contracts) arising in the ordinary course of business. At December 31, 2000, the Partnership had commitments to purchase 18,462,000 barrels of crude oil at fixed prices ranging from $20.20 to $35.75 per barrel extending to February 2002, and commitments to sell 18,109,000 barrels of crude oil at fixed prices ranging from $20.25 to $35.40 per barrel extending to July 2002. Additionally, the Partnership had commitments to purchase 24,819,000 barrels of crude oil extending to June 2003, and commitments to sell 9,329,000 barrels of crude oil extending to
July 2001, both associated with market-price related contracts.

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

Unitholder Litigation

On June 7, 2000, Bruce E. Zoren, a holder of units of limited partner interests in the partnership, filed a putative class action complaint in the Delaware Court of Chancery, No. 18096-NC, seeking to enjoin the restructuring and seeking damages. Defendants named in the complaint include the partnership, Genesis Energy L.L.C., members of the board of directors of Genesis Energy, L.L.C., and Salomon Smith Barney Holdings Inc. The plaintiff alleges numerous breaches of the duties of care and loyalty owed by the defendants to the purported class in connection with making a proposal for restructuring. Management of the General Partner believes that the complaint is without merit and intends to vigorously defend the action.

Crude Oil Contamination and Pennzoil Lawsuit

In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides.
These
barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of December 31, 2000.

The Partnership has recorded a receivable for $230,000 to reflect the expected recovery of the accrued costs from the third party. The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party.

The Partnership has been named one of the defendants in a complaint filed by Thomas Richard Brown on January 11, 2001, in the 125th District Court of Harris County, cause No. 2001-01176. Mr. Brown, an employee of Pennzoil-Quaker State Company ("PQS"), seeks damages for burns and other injuries suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000.

On January 17, 2001, PQS filed a Plea in Intervention in the cause filed by Mr. Brown. PQS seeks property damages, loss of use and business interruption. Both plaintiffs claim the fire and explosion was caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. Management of the Partnership believes that any potential liability will be covered by insurance.

Pipeline Oil Spill

On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River.

The Partnership responded to this incident immediately, deploying crews to evaluate, clean up and monitor the spilled oil. The spill was cleaned up, with ongoing monitoring and reduced clean-up activity expected to continue for an undetermined period of time. The oil spill is covered by insurance and the financial impact to the Partnership for the cost of the clean-up has not been material.

The estimated cost of the spill clean-up is expected to be $20.2 million.
This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At December 31, 2000, $17.6 million had been paid to vendors and claimants for spill costs, and $2.6 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.8 million of expenditures submitted and approved by insurers but not yet reimbursed, $1.2 million for expenditures not yet submitted to insurers and $2.6 million for expenditures not yet incurred or billed to the Partnership. At December 31, 2000, $14.6 million in reimbursements had been received from insurers.

As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines.

The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. The Partnership plans in 2001 to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the latter half of 2001.

If Management of the Partnership determines that the costs of additional testing or changes are too high, that segment of the system may not be restarted.
If this part of the Mississippi System is taken out of service, annual tariff revenues would be reduced by approximately $0.3 million from the 2000 level and the net book value of that portion of the pipeline would be written down to its net realizable value, resulting in a non-cash write-off of approximately $5.7 million.

The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Partnership.