Form 10-Q
period 2001-03-31
GENESIS ENERGY LP
filed 2001-05-14
CIK 1022321

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                             -----------------------


                                   FORM 10-Q



              [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin g the preceding 12 months (or for such shorter period that the registrant was re quired to file such reports), and (2) has been subject to such filing requiremen ts for the past 90 days.


                             Yes    X      No
                                 -------      -------

===============================================================================

                            This report contains 20 pages

                                GENESIS ENERGY, L.P.

                                    Form 10-Q

                                       INDEX



                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000                                                 3
         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000                                     4
         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000                                     5
         Consolidated Statement of Partners' Capital for the Three
           Months Ended March 31, 2001                                       6
         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         18

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                                  20
Item 6.  Exhibits and Reports on Form 8-K                                   20

                             GENESIS ENERGY, L.P.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                       March 31,  December 31,
                                                          2001       2000
                                                        --------   --------
                      ASSETS                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $ 10,842   $  5,508
  Accounts receivable - trade                            227,676    329,464
  Inventories                                              7,244        994
  Insurance receivable for pipeline spill costs            3,224      5,527
  Other                                                   10,541      9,111
                                                        --------   --------
    Total current assets                                 259,527    350,604

FIXED ASSETS, at cost                                    113,904    113,715
  Less:  Accumulated depreciation                        (27,166)   (25,609)
                                                        --------   --------
    Net fixed assets                                      86,738     88,106

OTHER ASSETS, net of amortization                         10,303     10,633
                                                        --------   --------

TOTAL ASSETS                                            $356,568   $449,343
                                                        ========   ========

         LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Bank borrowings                                       $ 18,000   $ 22,000
  Accounts payable -
    Trade                                                233,763    322,912
    Related party                                          1,111      4,750
  Accrued liabilities                                     18,448     16,546
                                                        --------   --------
    Total current liabilities                            271,322    366,208

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS                                           520        520

PARTNERS' CAPITAL
  Common unitholders, 8,625 units issued, and 8,624
    units outstanding                                     83,028     80,960
  General partner                                          1,704      1,661
                                                        --------   --------
    Subtotal                                              84,732     82,261
  Treasury Units, 1 unit                                      (6)        (6)
                                                        --------   --------
    Total partners' capital                               84,726     82,615
                                                        --------   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $356,568   $449,343

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                         2001         2000
                                                      ----------   ----------

REVENUES:
  Gathering and marketing revenues
    Unrelated parties                                 $  900,693   $  998,430
    Related parties                                       25,900            -
  Pipeline revenues                                        3,700        3,413
                                                      ----------   ----------
      Total revenues                                     930,293    1,001,843
COST OF SALES:
  Crude costs, unrelated parties                         890,518      957,496
  Crude costs, related parties                            28,700       34,781
  Field operating costs                                    4,073        3,214
  Pipeline operating costs                                 2,377        2,053
                                                      ----------   ----------
    Total cost of sales                                  925,668      997,544
                                                      ----------   ----------
GROSS MARGIN                                               4,625        4,299
EXPENSES:
  General and administrative                               2,727        2,656
  Depreciation and amortization                            1,897        2,046
                                                      ----------   ----------

OPERATING INCOME (LOSS)                                        1         (403)
OTHER INCOME (EXPENSE):
  Interest income                                             71           37
  Interest expense                                          (206)        (348)
  Change in fair value of derivatives                      3,409            -
  Gain (loss) on asset disposals                             129          (12)
                                                      ----------   ----------

Income (loss) before minority interests and
  cumulative effect of adoption of accounting
  principle                                                3,404         (726)

Minority interests                                             -         (145)
                                                      ----------   ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                 3,404         (581)

Cumulative effect of adoption of accounting
  principle, net of minority interest effect                 467            -
                                                      ----------   ----------

NET INCOME (LOSS)                                     $    3,871   $     (581)
                                                      ==========   ==========

NET INCOME (LOSS) PER COMMON UNIT - BASIC AND DILUTED:

  Income (loss) before cumulative effect of
   adoption of accounting principle                   $     0.39   $    (0.07)
                                                      ==========   ==========

  Cumulative effect of adoption of accounting
    principle, net of minority interest effect        $     0.05   $        -
                                                      ==========   ==========

  Net income (loss)                                   $     0.44   $    (0.07)
                                                      ==========   ==========

NUMBER OF COMMON UNITS OUTSTANDING                         8,624        8,624
                                                      ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                         2001         2000
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $    3,871   $     (581)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities -
    Depreciation                                           1,566        1,716
    Amortization of intangible assets                        331          330
    Cumulative effect of adoption of accounting
      principle                                             (467)           -
    Change in fair value of derivatives                   (3,409)           -
    Minority interests equity in earnings (losses)             -         (145)
    (Gain) loss on asset disposals                          (129)          12
    Other noncash charges                                     15          333
    Changes in components of working capital -
      Accounts receivable                                101,788     (174,247)
      Inventories                                         (6,250)      (2,005)
      Other current assets                                   588        9,636
      Accounts payable                                   (92,788)     168,454
      Accrued liabilities                                  5,763       (7,895)
                                                      ----------   ----------
Net cash provided by (used in) operating activities       10,879       (4,392)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (198)         (99)
  Change in other assets                                      (1)           2
  Proceeds from sale of assets                               414            -
                                                      ----------   ----------
Net cash provided by (used in) investing activities          215          (97)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under Loan Agreement            (4,000)       2,000
  Distributions:
    To common unitholders                                 (1,725)      (4,312)
    To General Partner                                       (35)         (88)
  Issuance of additional partnership interests                 -        2,200
                                                      ----------   ----------
Net cash used in financing activities                     (5,760)        (200)
                                                      ----------   ----------

Net increase (decrease) in cash and cash equivalents       5,334       (4,689)

Cash and cash equivalents at beginning of period           5,508        6,664
                                                      ----------   ----------

Cash and cash equivalents at end of period            $   10,842   $    1,975
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                     Partners' Capital
                                          -------------------------------------
                                           Common   General  Treasury
                                        Unitholders Partner   Units     Total

                                          ---------  -------  -----   ---------
Partners' capital at December 31, 2000    $  80,960  $ 1,661  $  (6)  $  82,615
Net income for the three months ended
   March 31, 2001                             3,793       78      -       3,871
Cash distributions for the three months
   ended March 31, 2001                      (1,725)     (35)     -      (1,760)
                                          ---------  -------  -----   ---------
Partners' capital at March 31, 2001       $  83,028  $ 1,704  $  (6)  $  84,727
                                          =========  =======  =====   =========



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

    Restructuring

       On December 7, 2000, the Partnership was restructured, resulting in the reduction of the minimum quarterly distribution on Common Units to $0.20 per unit; the reduction of the distribution thresholds before the General Partner is entitled to incentive compensation payments; the elimination of the Subordinated OLP Units in GCOLP; and elimination of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support.

2.  Basis of Presentation

     The accompanying financial statements and related notes present the consolidated financial position as of March 31, 2001 and December 31, 2000 for GELP, its results of operations and cash flows for the three months ended March 31, 2001 and 2000, and changes in its partners' capital for the three months ended March 31, 2001.

     The  financial  statements  included  herein  have  been  prepared  by  the
Partnership  without  audit  pursuant  to  the  rules  and  regulations  of  the
Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

     Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended March 31, 2001 and 2000 was 8,623,916 and 8,624,324, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

3.  Business Segment and Customer Information

     Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. No customer accounted for more than 10% of the Partnership's revenues in any period.

4.  Credit Resources and Liquidity

    GCOLP entered into credit facilities with Salomon (collectively, the "Credit Facilities"), pursuant to a Master Credit Support Agreement. GCOLP's obligations under the Credit Facilities are secured by its receivables, inventories, general intangibles and cash.

    Guaranty Facility

       Salomon is providing a Guaranty Facility through December 31, 2001 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2001 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon. At March 31, 2001, the aggregate amount of obligations covered by guarantees was $199 million, including $101 million in payable obligations and $98 million of estimated crude oil purchase obligations for April 2001.

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

    Working Capital Facility

       Prior to June 2000, GCOLP had a revolving credit/loan agreement ("Loan Agreement") with Bank One, Texas, N.A. In June 2000, the Loan Agreement was replaced with a secured revolving credit facility ("Credit Agreement") with BNP Paribas. The Credit Agreement provides for loans or letters of credit in the aggregate not to exceed the greater of $25 million or the Borrowing Base (as defined in the Credit Agreement).

       During 2000, loans bore interest at a rate chosen by GCOLP which would be one or more of the following: (a) a rate based on LIBOR plus 1.4% or (b) BNP Paribas' prime rate minus 1.0%. In 2001, the Credit Agreement was amended to change the interest rates to LIBOR plus 2.25% or BNP Paribas prime rate minus 0.875%.

       The  Credit Agreement expires on the earlier of (a) February 28, 2003  or
(b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on December 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on November 30, 2001.

       The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a)
maintain a Current Ratio (calculated after the exclusion of debt under the Credit Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 7.5 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was in compliance with the ratios of the Credit Agreement at March 31, 2001.

       At March 31, 2001, the Partnership had $18.0 million of loans outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at March 31, 2001. At March 31, 2001, $7.0 million was available to be borrowed under the Credit Agreement.

    Credit Availability

       At March 31, 2001, the Partnership's consolidated balance sheet reflected a working capital deficit of $11.8 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

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

      Management of the Partnership intends to replace the Guaranty Facility and the Credit Agreement with a working capital/letter of credit facility with one or more lenders prior to November 30, 2001. Due to changes in the credit market resulting from consolidation of the banking industry and weakness in the overall economy, reduced availability of credit to the crude gathering and marketing segment of the energy industry, and the anticipated cost of a third-party credit facility, management of the General Partner believes that replacement of its $300 million Master Credit Support Agreement is highly unlikely. Management expects to replace the $300 million Master Credit Support Agreement and the $25 million Credit Agreement with a facility totaling at least $100 million with third-party financial institutions providing for letters of credit and working capital borrowings. As a result, management of the Partnership is reviewing possible changes to its business operations as the Partnership transitions from the existing credit support to the use of letters of credit from third-party financial institutions. Any changes to the Partnership's operations made for this purpose may result in decreased total gross margins and less Available Cash for distribution to its unitholders. No assurance can be made that the Partnership will be able to replace the existing facilities with a third-party credit facility. Additionally, no assurance can be made that the Partnership will be able to generate Available Cash at a level that will meet its current Minimum Quarterly Distribution target.

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
                                            Three Months  Three Months
                                                Ended        Ended
                                               March 31,   March 31,
                                                 2001         2000
                                              ---------    ---------
      Sales to affiliates                     $  25,900    $       -
      Purchases from affiliates               $  28,700    $  34,781

    General and Administrative Services

       The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $4,939,000 and $3,969,000 for the three months ended March 31, 2001 and 2000, respectively.

    Credit Facilities

       As  discussed  in  Note  4,  Salomon provides Credit  Facilities  to  the
Partnership. For the three months ended March 31, 2001 and 2000, the Partnership paid Salomon $423,000 and $319,000, respectively, for guarantee fees under the Credit Facilities.

6.  Supplemental Cash Flow Information

     Cash received by the Partnership for interest was $87,000 and $43,000 for the three months ended March 31, 2001 and 2000, respectively. Payments of interest were $159,000 and $335,000 for the three months ended March 31, 2001 and 2000, respectively.

7.  Derivatives

     The Partnership utilizes crude oil futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in crude oil prices. On January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Under  SFAS  No. 133, the Partnership will mark to fair value  all  of  its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

    On January 1, 2001, recognition of the Partnership's derivatives resulted in a gain of $0.5 million, which has been recognized in the consolidated statement of operations as the cumulative effect of adopting SFAS No. 133. The actual cumulative effect adjustment differs from the estimate reported in the Partnership's Form 10-K for the year ended December 31, 2000 due to a refinement in the manner in which the fair value of the Partnership's derivatives was determined.

     The fair value of the Partnership's net asset for derivatives had increased by $3.4 million for the three months ended March 31, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The consolidated balance sheet includes $8.3 million in other current assets and $4.4 million in accrued liabilities as a result of recording the fair value of derivatives. The Partnership has not designated any of its derivatives as hedging instruments.

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

    Crude Oil Contamination and Pennzoil Lawsuit

       In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of March 31, 2001.

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

       The estimated cost of the spill clean-up is expected to be $19.5 million. This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At March 31, 2001, $18.0 million had been paid to vendors and claimants for spill costs, and $1.5 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.2 million of expenditures submitted and approved by insurers but not yet reimbursed, $0.5 million for expenditures not yet submitted to insurers and $1.5 million for expenditures not yet incurred or billed to the Partnership. At March 31, 2001, $16.3 million in reimbursements had been received from insurers.

       As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines.

       The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. In 2001, the Partnership has started to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the latter half of 2001.

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

9.  Distributions

On April 16, 2001, the Board of Directors of the General Partner declared a cash distribution of $0.20 per Unit for the three months ended March 31, 2001. This distribution will be paid on May 15, 2001, to the General Partner and all Common Unitholders of record as of the close of business on April 30, 2001.

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

Results of Operations - Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

     Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                                  Three Months Ended March 31,
                                                          2001      2000
                                                        --------  --------
      Gross margin
        Gathering and marketing                         $  3,302  $  2,939
        Pipeline                                        $  1,323  $  1,360

      General and administrative expenses               $  2,727  $  2,656

      Depreciation and amortization                     $  1,897  $  2,046

      Operating income (loss)                           $      1  $   (403)

      Interest income (expense), net                    $   (135  $   (311)

      Change in fair value of derivatives               $  3,409  $      -

      Gain (loss) on asset disposals                    $    129  $    (12)

      Volumes per day
        Wellhead                                          93,146   102,481
        Bulk and exchange                                268,367   289,652
        Pipeline                                          89,459    85,866

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

     Gross margin from gathering and marketing operations was $3.3 million for the quarter ended March 31, 2001, as compared to $2.9 million for the quarter ended March 31, 2000.

    The factors affecting gross margin were:

    * a decrease of 9 percent in wellhead, bulk and exchange purchase volumes between 2000 and 2001, resulting in a decrease in gross margin of $0.5 million;

    * a 37 percent increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which increased gross margin by $2.1 million;

    * an increase of $0.1 million in credit costs due primarily to an increase in July 2000 in the guaranty fee;

    * an increase of $0.9 million in field operating costs, primarily from a $0.2 million increase in payroll and benefits costs, $0.1 million increase in fuel costs, and $0.6 million increase in rental costs due to the replacement of the tractor/trailer fleet with a leased fleet in the fourth quarter of 2000. The increased payroll-related costs and fuel costs can be attributed to an approximate 12% increase in the number of barrels transported by the Partnership in trucks, and

    * an unrealized gain recorded in the 2000 period of $0.2 million related to written option contracts.

    Pipeline gross margin was $1.3 million for the quarter ended March 31, 2001,
as  compared  to  $1.4  million  for the first quarter  of  2000.   The  factors
affecting pipeline gross margin were:

    * an increase in throughput of 4 percent between the two periods, resulting in a revenue increase of $0.1 million;

    * an increase in revenues from sales of pipeline loss allowance barrels of $0.2 million as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude prices;

    * a decrease of 2% in the average tariff on shipments resulting in a slight decrease in revenue; and

    * an increase of pipeline operating costs of $0.3 million in the 2001 period primarily due to increased expenditures in areas of spill prevention.

     General and administrative expenses were $2.7 million for the three months ended March 31, 2001, which was flat with the 2000 period.

    Depreciation and amortization in the 2001 quarter decreased when compared to the 2000 period. This $0.1 million reduction is attributable primarily to the Partnerships' change in late 2000 from owning its tractor/trailer fleet to leasing the vehicles.

      Interest expense decreased $0.1 million due to lower average debt outstanding, offset by higher market interest rates. The average interest rate increased 29%, resulting in an increase of $0.1 million of interest, while the average debt outstanding declined by $10 million, resulting in a decrease in interest expense of $0.2 million. Interest income increased primarily as a result of an increase in interest earned on deposits of excess cash during the quarter.

     The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

Liquidity and Capital Resources

    Cash Flows

       Cash flows provided by operating activities were $10.9 million for the three months ended March 31, 2001. Operating activities in the prior year period utilized cash of $4.4 million primarily due to the timing of payment for NYMEX transactions and related margin calls combined with fluctuations in the timing of payment of costs related to the Mississippi oil spill and the collection of the related receivable from insurance companies.

       For the three months ended March 31, 2001, cash flows provided by investing activities was $0.2 million. In the 2000 first quarter, investing activities utilized cash flows of $0.1 million. The Partnership received cash of $0.4 million from the sale of excess equipment and expended $0.2 million for additions in property and equipment, primarily related to pipeline operations in the 2001 period.

       Cash flows used in financing activities were $5.8 million in the quarter ended March 31, 2001. The Partnership reduced its borrowings under its Credit Agreement by $4.0 million. The Partnership also paid a distribution to common unitholders and the General Partner totaling $1.8 million. Additionally, the Partnership will pay a distribution of $0.20 per Unit for the three months ended March 31, 2001 on May 15, 2001 to the General Partner and all Common Unitholders of record as of the close of business on April 30, 2001.

    Working Capital and Credit Resources

       As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership has a $300 million Guaranty Facility with Salomon through December 31, 2001 and a $25 million Credit Agreement with BNP Paribas for working capital purposes. The Credit Agreement expires on the earlier of (a) February 28, 2003 or (b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on December 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on November 30, 2001.

       At March 31, 2001, the Partnership's consolidated balance sheet reflected a working capital deficit of $11.8 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

       There can be no assurance of the availability or the terms of credit for the Partnership. At this time, Salomon does not intend to provide guarantees or other credit support after the credit support period expires in December 2001. In addition, if the General Partner is removed without its consent, Salomon's credit support obligations will terminate. Further, Salomon's obligations under the Master Credit Support Agreement may be transferred or terminated early subject to certain conditions. Management of the Partnership intends to replace the Guaranty Facility and the Credit Agreement with a working capital/letter of credit facility with one or more lenders prior to November 30, 2001. Based on the marketplace for credit facilities, the Partnership's financial performance and the anticipated cost of replacing the Master Credit Support Agreement, management of the General Partner expects to obtain a replacement facility totaling approximately $100 million, providing for letters of credit and working capital borrowings. See the discussion below on "Other Matters - Current
Business Conditions and Outlook" regarding the potential effects of a smaller credit facility on the Partnership's business activities.

Other Matters

    Current Business Conditions and Outlook

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

      Although crude oil prices increased from $12 per barrel in January 1999 to more than $29 per barrel in the first quarter of 2001, U.S. onshore crude oil production volumes have not improved. Further, producers appear to be responding cautiously to the oil price increase and are focusing more on drilling for natural gas.

       Based on the limited improvement in the number of rigs drilling for oil, management of the General Partner believes that oil production in its primary areas of operation is likely to continue to decrease. Although there has been some increase since 1999 in the number of drilling and workover rigs being utilized in the Partnership's primary areas of operation, management of the General Partner believes that this activity is more likely to have the effect of reducing the rate of decline rather than meaningfully increasing wellhead volumes in its operating areas for the remainder of 2001 and 2002.

       The Partnership's improved volumes in 2000 and 2001 compared to 1999 were primarily due to obtaining existing production by paying higher prices for the production than the previous purchaser. Increased volumes obtained through competition based on price for existing production generally result in incrementally lower margins per barrel.

       As crude oil prices rise, the Partnership's utilization of, and cost of credit under, the Guaranty Facility increases with respect to the same volume of business. Additionally, as prices rise, the Partnership may have to increase the amount of its Credit Agreement in order to have funds available to meet margin calls on the NYMEX and to fund inventory purchases.

       Due to changes in the credit market resulting from consolidation of the banking industry and weakness in the overall economy, reduced availability of credit to the crude gathering and marketing segment of the energy industry, and the anticipated cost of a third-party credit facility, management of the General Partner believes that replacement of its $300 million Master Credit Support Agreement is highly unlikely. Management expects to replace the $300 million Master Credit Support Agreement and the $25 million Credit Agreement with a facility totaling at least $100 million with third-party financial institutions providing for letters of credit and working capital borrowings. As a result, management of the Partnership is reviewing possible changes to its business operations as the Partnership transitions from the existing credit support to the use of letters of credit from third-party financial institutions. Any changes to the Partnership's operations made for this purpose may result in decreased total gross margins and less Available Cash for distribution to its unitholders. No assurance can be made that the Partnership will be able to replace the existing facilities with a third-party credit facility. Additionally, no assurance can be made that the Partnership will be able to generate Available Cash at a level that will meet its current Minimum Quarterly Distribution target.

       Management of the General Partner is continuing its efforts to explore strategic opportunities to grow the asset base of the Partnership in order to increase distributions to the unitholders. Management believes that one of the most effective ways to achieve that goal would be to enter into transactions with a strategic partner who could contribute assets to the Partnership. Management intends to continue its efforts to implement strategic transactions to grow the Partnership's asset base taking into account the potential for and timing of reductions in Available Cash that may result from the Partnership's transition to the use of letters of credit from third-party financial institutions. No assurance can be made that the Partnership will be able to grow the Partnership's asset base to offset reductions in gross margin and Available Cash that may result from the Partnership's transition to a credit facility with third party financial institutions.

    Adoption of FAS 133

       On January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       Under SFAS No. 133, the Partnership will mark to fair value all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

       On January 1, 2001, recognition of the Partnership's derivatives resulted in a gain of $0.5 million, which has been recognized in the consolidated statement of operations as the cumulative effect of adopting SFAS No. 133. The actual cumulative effect adjustment differs from the estimate reported in the Partnership's Form 10-K for the year ended December 31, 2000 due to a refinement in the manner in which the fair value of the Partnership's derivatives was determined.

       The fair value of the Partnership's net asset for derivatives had increased by $3.4 million for the three months ended March 31, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The Partnership has not designated any of its derivatives as hedging instruments.

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

       The estimated cost of the spill clean-up is expected to be $19.5 million. This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At March 31, 2001, $18.0 million had been paid to vendors and claimants for spill costs, and $1.5 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.2 million of expenditures submitted and approved by insurers but not yet reimbursed, $0.5 million for expenditures not yet submitted to insurers and $1.5 million for expenditures not yet incurred or billed to the Partnership. At March 31, 2001, $16.3 million in reimbursements had been received from insurers.

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

       The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. In 2001, the Partnership has started to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system.

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

    Crude Oil Contamination

       In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of March 31, 2001.

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

Forward Looking Statements

     The statements in this Annual Report on Form 10-K that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although management of the General Partner believes that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that the Partnership's goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

    *  changes in regulations;
    *  the Partnership's success in obtaining additional lease barrels;
    * changes in crude oil production volumes (both world-wide and in areas in which the Partnership has operations);
    * developments relating to possible acquisitions or business combination opportunities;
    *  volatility of crude oil prices and grade differentials;
    *  the success of the risk management activities;
    *  credit requirements by the counterparties;
    * the Partnership's ability to replace the credit support from Salomon and the working capital facility with BNP Paribas with another facility;
    * the Partnership's ability in the future to generate sufficient amounts of Available Cash to permit the distribution to unitholders at least the minimum quarterly distribution;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Price Risk Management and Financial Instruments

       The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At March 31, 2001, the Partnership used futures, forward and option contracts in its hedging program with the latest contract being settled in July 2002. Information about these contracts is contained in the table set forth below.

                                                  Sell (Short) Buy (Long)
                                                   Contracts   Contracts
                                                   ----------  ----------
      Crude Oil Inventory:
        Volume (1,000 bbls)                                           280
        Carrying value (in thousands)                          $    7,141
        Fair value (in thousands)                              $    7,324

      Commodity Futures Contracts:
        Contract volumes (1,000 bbls)                  14,655      15,388
        Weighted average price per bbl             $    27.41  $    27.40
        Contract value (in thousands)              $  401,710  $  421,700
        Fair value (in thousands)                  $  385,643  $  404,188

      Commodity Forward Contracts:
        Contract volumes (1,000 bbls)                   3,921       3,551
        Weighted average price per bbl             $    26.16  $    26.57
        Contract value (in thousands)              $  102,533  $   94,374
        Fair value (in thousands)                  $  104,161  $   96,642

      Commodity Option Contracts:
        Contract volumes (1,000 bbls)                  10,420       9,720
        Weighted average strike price per bbl      $     2.42  $     3.31
        Contract value (in thousands)              $    3,249  $    3,990
        Fair value (in thousands)                  $    2,461  $    2,928

      The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the March 31, 2001 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     See  Part  I.   Item  1.   Note 8 to the Condensed  Consolidated  Financial
Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             10.1  Severance Agreement between Genesis Energy, L.L.C. and
                     Mark J. Gorman
             10.2  Severance Agreement between Genesis Energy, L.L.C. and
                     John M. Fetzer
             10.3  Severance Agreement between Genesis Energy, L.L.C. and
                     Ross A. Benavides
             10.4  Severance Agreement between Genesis Energy, L.L.C. and
                     Kerry W. Mazoch

        (b)  Reports on Form 8-K.

             A Form 8-K was filed on January 30, 2001, announcing the listing of
the   Partnership's  Common  Units  on  the  American  Stock  Exchange  and  the
discontinued listing on the New York Stock Exchange.

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

                                         GENESIS ENERGY, L.P.
                                         (A Delaware Limited Partnership)

                                    By:  GENESIS ENERGY, L.L.C., as
                                           General Partner


Date:  May 14, 2001                 By:   /s/  Ross A. Benavides
                                         ---------------------------------
                                         Ross A. Benavides
                                         Chief Financial Officer
                                      -20-