Form 10-Q
period 2001-06-30
GENESIS ENERGY LP
filed 2001-08-13
CIK 1022321

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

                   For the quarterly period ended June 30, 2001

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

                          This report contains 23 pages

                              GENESIS ENERGY, L.P.

                                   Form 10-Q

                                     INDEX



                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              Page

                                                                           ----

         Consolidated Balance Sheets - June 30, 2001 and
           December 31, 2000                                                 3

         Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2001 and 2000                               4

         Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2001 and 2000                                            5

         Consolidated Statement of Partners' Capital for the Six Months
           Ended June 30, 2001                                               6

         Notes to Consolidated Financial Statements                          7



Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         21





                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22

                               GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                  (In thousands)







                                                     June 30,     December 31,
                                                       2001           2000
                                                     --------       --------
                        ASSETS                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                         $ 18,100       $  5,508
   Accounts receivable - trade                        326,048        329,464
   Inventories                                            115            994
   Insurance receivable for pipeline spill costs        3,224          5,527
   Other                                               12,269          9,111
                                                     --------       --------
     Total current assets                             359,756        350,604

FIXED ASSETS, at cost                                 114,011        113,715
  Less:  Accumulated depreciation                     (28,662)       (25,609)
                                                     --------       --------
    Net fixed assets                                   85,349         88,106

OTHER ASSETS, net of amortization                       9,977         10,633
                                                     --------       --------

TOTAL ASSETS                                         $455,082       $449,343
                                                     ========       ========


        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
  Bank borrowings                                    $ 21,000       $ 22,000
  Accounts payable -
    Trade                                             328,868        322,912
    Related party                                         854          4,750
  Accrued liabilities                                  18,372         16,546
                                                     --------       --------
    Total current liabilities                         369,094        366,208

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS                                        521            520

PARTNERS' CAPITAL
  Common unitholders, 8,624 units issued and
   outstanding at June 30, 2001 and
   December 31, 2000, respectively                     83,755         80,960
  General partner                                       1,718          1,661
                                                     --------       --------
    Subtotal                                           85,473         82,621
  Treasury Units, 1 units at June 30, 2001 and
    December 31, 2000, respectively                        (6)            (6)
                                                     --------       --------
    Total partners' capital                            85,467         82,615
                                                     --------       --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $455,082       $449,343
                                                     ========       ========
The accompanying notes are an integral part of these consolidated financial statements.

                             GENESIS ENERGY, L.P.
                          STATEMENTS OF OPERATIONS
                  (In thousands, except per unit amounts)
                                 (Unaudited)

                                      Three Months Ended       Six Months Ended
                                            June 30,               June 30,
                                        2001       2000        2001        2000
                                      --------  ---------   ----------  ----------
REVENUES:
  Gathering and marketing revenues
    Unrelated parties                 $917,192  $1,161,271  $1,817,885  $2,159,701
    Related parties                          -      29,820      25,900      29,820
  Pipeline revenues                      3,687       3,805       7,387       7,218
                                      --------  ---------   ----------  ----------
      Total revenues                   920,879   1,194,896   1,851,172   2,196,739
COST OF SALES:
  Crude costs, unrelated parties       908,575   1,124,027   1,799,093   2,081,523
  Crude costs, related parties               -      60,598      28,700      95,379
  Field operating costs                  3,890       3,197       7,963       6,411
  Pipeline operating costs               2,623       2,032       5,000       4,085
                                      --------  ---------   ----------  ----------
    Total cost of sales                915,088   1,189,854   1,840,756   2,187,398
                                      --------  ---------   ----------  ----------
GROSS MARGIN                             5,791       5,042      10,416       9,341
EXPENSES:
  General and administrative             2,999       2,720       5,726       5,376
  Depreciation and amortization          1,870       2,035       3,767       4,081
                                      --------  ---------   ----------  ----------

OPERATING INCOME (LOSS)                    922         287         923        (116)
OTHER INCOME (EXPENSE):
  Interest income                           48          47         119          84
  Interest expense                        (167)       (354)       (373)       (702)
  Change in fair value of derivatives    1,679           -       5,088           -
  Gain on asset disposals                   19          32         148          20
                                      --------  ---------   ----------  ----------

Income (loss) before minority interest
  and cumulative effect of change in
  accounting principle                   2,501          12       5,905        (714)

Minority interest                            1           2           1        (143)
                                      --------  ---------   ----------  ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE       2,500          10       5,904        (571)

Cumulative effect of adoption of
  accounting principle, net of
  minority interest effect                   -           -         467           -
                                      --------  ---------   ----------  ----------

NET INCOME (LOSS)                     $  2,500  $       10  $    6,371  $     (571)
                                      ========  =========   ==========  ==========

NET INCOME (LOSS) PER COMMON
  UNIT - BASIC AND DILUTED:
  Income (loss) before cumulative
    effect of change in accounting
    principle                         $   0.28  $       -   $     0.67  $    (0.06)
                                      ========  =========   ==========  ==========
  Cumulative effect of change in
    accounting principle, net of
    minority interest effect          $      -  $       -   $     0.05  $        -
                                      ========  =========   ==========  ==========
  Net Income (loss)                   $   0.28  $       -   $     0.72  $    (0.06)
                                      ========  =========   ==========  ==========

NUMBER OF COMMON UNITS
  OUTSTANDING                            8,624      8,623        8,624       8,623
                                      ========  =========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                     Six Months Ended June 30,
                                                          2001      2000
                                                        --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $  6,371     $  (571)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities -
    Depreciation                                           3,108       3,422
    Amortization of intangible assets                        659         659
    Cumulative effect of adoption of accounting
      principle                                             (467)          -
    Change in fair value of derivatives                   (5,088)          -
    Minority interests equity in earnings                      1        (143)
    Gain on sales of fixed assets                           (148)        (20)
    Other noncash charges                                     30       1,326
    Changes in components of working capital -
      Accounts receivable                                  3,416    (198,954)
      Inventories                                            879        (111)
      Other current assets                                (1,140)      1,401
      Accounts payable                                     2,060     197,628
      Accrued liabilities                                  7,351      (2,365)
                                                        --------     -------
Net cash provided by operating activities                 17,032       2,272
                                                        --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (351)       (365)
  Change in other assets                                      (3)          6
  Proceeds from sales of assets                              433          40
                                                        --------     -------
Net cash provided by (used in) investing activities           79        (319)
                                                        --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under Loan Agreement        (1,000)      1,100
  Distributions to common unitholders                     (3,449)     (8,625)
  Distributions to general partner                           (70)       (176)
  Issuance of additional partnership interests                 -       4,800
  Purchase of treasury units                                   -         (42)
                                                        --------     -------
Net cash used in financing activities                     (4,519)     (2,943)
                                                        --------     -------

Net increase (decrease) in cash and cash equivalents      12,592        (990)

Cash and cash equivalents at beginning of period           5,508       6,664
                                                        --------     -------

Cash and cash equivalents at end of period              $ 18,100     $ 5,674
                                                        ========     =======
The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                      Partners' Capital
                                          --------------------------------------
                                           Common    General Treasury
                                        Unitholders  Partner   Units      Total
                                          ---------  --------  -----   ---------
Partners' capital at December 31, 2000    $  80,960  $  1,661  $  (6)  $  82,615
Net income for the six months ended
  June 30, 2001                               6,244       127      -       6,371
Distributions during the six months
   ended June 30, 2001                       (3,449)      (70)     -      (3,519)
                                          ---------  --------  -----   ---------
Partners' capital at June 30, 2001        $  83,755  $  1,718  $  (6)  $  85,467
                                          =========  ========  =====   =========

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

    Restructuring

      On December 7, 2000, the Partnership was restructured, resulting in the reduction of the minimum quarterly distribution on Common Units to $0.20 per unit; the reduction of the distribution thresholds before the General Partner is entitled to incentive compensation payments; the elimination of the Subordinated OLP Units in GCOLP; and the elimination of the outstanding additional partnership interests, or APIs, issued to Salomon in exchange for its distribution support.

2.  Basis of Presentation

    The accompanying consolidated financial statements and related notes present the financial position as of June 30, 2001 and December 31, 2000 for GELP, the results of operations for the three and six months ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000 and changes in partners' capital for the six months ended June 30, 2001.

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

    Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended June 30, 2001 and 2000 was 8,624,000 and 8,623,000, respectively. For the 2001 and 2000 six month periods, the weighted average number of Common Units outstanding was 8,624,000 and 8,623,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

3.  New Accounting Pronouncement

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The standard is effective for fiscal years beginning on January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 142. The Partnership currently records amortization of its goodwill of $0.5 million annually.

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

    Guaranty Facility

      Salomon is providing a Guaranty Facility through December 31, 2001 in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2001 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). GCOLP pays a guarantee fee to Salomon. At June 30, 2001, the aggregate amount of obligations covered by guarantees was $171 million, including $104 million in payable obligations and $67 million of estimated crude oil purchase obligations for July 2001.

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

      Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain (a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, and (d) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement). The Partnership was in compliance with the provisions of this agreement at June 30, 2001.

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

      The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a) maintain a Current Ratio (calculated after the exclusion of debt under the Credit Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 7.5 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was in compliance with the ratios of the Credit Agreement at June 30, 2001.

      At June 30, 2001, the Partnership had $21.0 million of loans outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at June 30, 2001. At June 30, 2001, $4.0 million was available to be borrowed under the Credit Agreement.

    Credit Availability

      At June 30, 2001, the Partnership's consolidated balance sheet reflected a working capital deficit of $9.3 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining the level of credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations and higher credit costs may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash for distributions.

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

      Management of the Partnership intends to replace the Guaranty Facility and the Credit Agreement with a working capital/letter of credit facility with one or more lenders prior to November 30, 2001. Due to changes in the credit market resulting from consolidation of the banking industry and weakness in the overall economy, reduced availability of credit to the crude gathering and marketing segment of the energy industry, and the anticipated cost of a third-party credit facility, management of the General Partner believes that replacement of its $300 million Master Credit Support Agreement is highly unlikely. Management expects to replace the $300 million Master Credit Support Agreement and the $25 million Credit Agreement with a facility totaling approximately $100 million with third-party financial institutions providing for letters of credit and working capital borrowings. As a result, management of the Partnership is making changes to its business operations as the Partnership transitions from the existing credit support to the use of letters of credit from third-party financial institutions. Any changes to the Partnership's operations made for this purpose may result in decreased total gross margins and less Available Cash for distribution to its unitholders. No assurance can be made that the Partnership will be able to replace the existing facilities with a third-party credit facility. Additionally, no assurance can be made that the Partnership will be able to generate Available Cash at a level that will meet its current Minimum Quarterly Distribution target.

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

                                              Six Months Six Months
                                                Ended      Ended
                                               June 30,   June 30,
                                                 2001       2000
                                              ---------  ---------
      Sales to affiliates                     $  25,900  $  29,820
      Purchases from affiliates               $  28,700  $  95,379


    General and Administrative Services

      The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $9,422,000 and $8,408,000 for the six months ended June 30, 2001 and 2000, respectively.

    Guaranty Facility

      As discussed in Note 5, Salomon provides a Guaranty Facility to the Partnership. For the six months ended June 30, 2001 and 2000, the Partnership paid Salomon $813,000 and $749,000, respectively, for guarantee fees under the Guaranty Facility.

7.  Supplemental Cash Flow Information

    Cash received by the Partnership for interest was $140,000 and $76,000 for the six months ended June 30, 2001 and 2000, respectively. Payments of interest were $283,000 and $835,000 for the six months ended June 30, 2001 and 2000, respectively.

8.  Derivatives

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

    Under SFAS No. 133, the Partnership marks to fair value all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

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

    The fair value of the Partnership's net asset for derivatives had increased by $5.1 million for the six months ended June 30, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The consolidated balance sheet includes $10.7 million in other current assets and $5.1 million in accrued liabilities as a result of recording the fair value of derivatives. The Partnership has not designated any of its derivatives as hedging instruments.

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

    Crude Oil Contamination and Pennzoil Lawsuit

      In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The

Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of June 30, 2001.

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

      The estimated cost of the spill clean-up is expected to be $19.5 million. This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At June 30, 2001, $18.2 million had been paid to vendors and claimants for spill costs, and $1.3 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.2 million of expenditures submitted and approved by insurers but not yet reimbursed, $0.7 million for expenditures not yet submitted to insurers and $1.3 million for expenditures not yet incurred or billed to the Partnership. At June 30, 2001, $16.3 million in reimbursements had been received from insurers.

      As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance. At this time, it is not possible to predict whether the Partnership will be fined, the amount of such fines or whether such governmental agencies will prevail in imposing such fines.

      The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. In 2001, the Partnership has started to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the early part of 2002.

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

10. Distributions

    On July 10, 2001, the Board of Directors of the General Partner declared a cash distribution of $0.20 per Unit for the quarter ended June 30, 2001. The distribution will be paid August 14, 2001, to the General Partner and all Common Unitholders of record as of the close of business on July 31, 2001.

11. Subsequent Event

    On August 10, 2001, the Partnership announced that Salomon has entered into an agreement to sell its ownership of the General Partner to GEL Acquisition Partnership. The transaction is expected to close during the fourth quarter of 2001.

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

Results of Operations

    Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                         Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------

  Gross margin
    Gathering and marketing              $  4,727  $  3,269  $  8,029  $  6,208
    Pipeline                             $  1,064  $  1,773  $  2,387  $  3,133

  General and administrative expenses    $  2,999  $  2,720  $  5,726  $  5,376

  Depreciation and amortization          $  1,870  $  2,035  $  3,767  $  4,081

  Operating income (loss)                $    922  $    287  $    923  $   (116)

  Interest income (expense), net         $   (119) $  (307)  $   (254) $   (618)

  Change in fair value of derivatives    $  1,679  $     -   $  5,088  $      -

  Gain on asset disposals                $     19  $    32   $    148  $     20

  Barrels per day
    Wellhead                               83,916  101,702     88,480   101,977
    Bulk and exchange                     293,589  361,973    281,085   325,775
    Pipeline                               87,114   92,493     88,280    90,333


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

    Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

      Gross margin from gathering and marketing operations was $8.0 million for the six months ended June 30, 2001, as compared to $6.2 million for the six months ended June 30, 2000.

      The factors affecting gross margin were:

      * a decrease of 14 percent in wellhead, bulk and exchange purchase volumes between 2000 and 2001, resulting in a decrease in gross margin of $2.0 million;

      * a 40 percent increase in the average difference between the price of crude oil at the point Of purchase and the price of crude oil at the point of sale, which increased gross margin by $4.8 million;

      * an increase of $0.1 million in credit costs due primarily to an increase in July 2000 in the guaranty fee;

      * an increase of $1.6 million in field operating costs, primarily from a $0.3 million increase in payroll and benefits costs, $0.2 million increase in fuel costs, $0.3 million decrease in repair costs and $1.4 million increase in rental costs due to the replacement of the tractor/trailer fleet with a leased fleet in the fourth quarter of 2000. The increased payroll-related costs and fuel costs can be attributed to an approximate 8% increase in the number of barrels transported by the Partnership in trucks, and

      * an unrealized loss recorded in the 2000 period of $0.6 million related to written option contracts.

      Pipeline gross margin was $2.4 million for the six months ended June 30, 2001, as compared to $3.1 million for the six months in 2000. The factors affecting pipeline gross margin were:

      * an increase in revenues from sales of pipeline loss allowance barrels of $0.4 million as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude prices;

      * a decrease of 3 percent in the average tariff on shipments resulting in a decrease in revenue of $0.2 million; and

      * an increase in pipeline operating costs of $0.9 million in the 2001 period primarily due to increased expenditures in areas of spill prevention.

      General and administrative expenses increased $0.4 million between the 2001 and 2000 six month periods. This increase is attributable to increases in the following areas: $0.7 million in salary and benefits and $0.3 million in professional services, offset by a decrease of $0.6 million in restricted unit expense.

      Depreciation and amortization expense declined $0.3 million between the six month periods. This decrease is attributable primarily to the Partnership's change in late 2000 from owning its tractor/trailer fleet to leasing the vehicles.

      Interest expense decreased $0.3 million due to lower average debt outstanding, offset by higher interest rates under the Paribas facility in 2001 than the Bank One facility in 2000. The average interest rate increased 1.49%, resulting in an increase of $0.1 million of interest, while the average debt outstanding declined by $10.9 million, resulting in a decrease in interest expense of $0.4 million. .

      The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

    Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

      Gross margin from gathering and marketing operations was $4.7 million for the quarter ended June 30, 2001, as compared to $3.3 million for the quarter ended June 30, 2000.

      The factors affecting gross margin were:

      * a decrease of 19 percent in wellhead, bulk and exchange purchase volumes between 2000 and 2001, resulting in a decrease in gross margin of $1.4 million;

      * a 43 percent increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which increased gross margin by $2.7 million;

      * an increase of $0.7 million in field operating costs, primarily from a $0.1 million increase in payroll and benefits costs, and $0.7 million increase in rental costs due to the replacement of the tractor/trailer fleet with a leased fleet in the fourth quarter of 2000, offset by a decrease of $0.2 million in repairs due to the new fleet. The increased payroll-related costs can be attributed to an approximate 4% increase in the number of barrels transported by the Partnership in trucks, and

      * an unrealized loss recorded in the 2000 period of $0.8 million related to written option contracts.

      Pipeline gross margin was $1.1 million for the quarter ended June 30, 2001, as compared to $1.8 million for the second quarter of 2000. The factors affecting pipeline gross margin were:

      * a decrease in throughput of 4 percent between the two periods, resulting in a revenue decrease of $0.1 million;

      * an increase in revenues from sales of pipeline loss allowance barrels of $0.1 million as a result of an increase in the amount of pipeline loss allowance that the Partnership is allowed to collect under the terms of its tariffs and higher crude prices;

      * a decrease of 4 percent in the average tariff on shipments resulting in a decrease of $0.1 million in revenue; and

      * an increase in pipeline operating costs of $0.6 million in the 2001 period primarily due to increased expenditures in areas of spill prevention.

      General and administrative expenses increased $0.3 million during the three months ended June 30, 2001 as compared to the same period in 2000. The primary factors in this increase were an increase in salaries and benefits of $0.4 million and an increase in professional fees of $0.2 million, offset by a reduction in restricted unit expense of $0.3 million.

      Interest costs were $0.2 million lower in the 2001 quarter due primarily to lower average debt outstanding. The average debt outstanding decreased by $9.7 million between the two periods.

Liquidity and Capital Resources

    Cash Flows

      Cash flows provided by operating activities were $17.0 million for the six months ended June 30, 2001. In the 2000 six-month period, cash flows provided by operating activities were $2.3 million. The change between the two periods results primarily from decreased amounts held by brokers as margin deposits and variations in the timing of payments for the Mississippi crude oil spill clean-up and the related reimbursements by insurers.

      For the six months ended June 30, 2001 and 2000, cash flows provided by investing activities were $0.1 million. In 2001, the Partnership received $0.4 million from the sale of surplus assets, most of which was used for property and equipment additions related primarily to pipeline operations. In 2000, the Partnership added $0.3 million of assets, primarily for pipeline operations.

      Cash flows used in financing activities by the Partnership during the first six months of 2001 totaled $4.5 million. Distributions paid to the common unitholders and the general partner totaled $3.5 million. The Partnership borrowed $1.0 million under its Working Capital Facility. In the 2000 period, cash flows used in financing activities totaled $2.9 million. The Partnership obtained funds by borrowing $1.1 million and received $4.8 million from the issuance of APIs to Salomon. Distributions to the common unitholders and the general partner totaled $8.8 million.

    Working Capital and Credit Resources

      As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, the Partnership has a Guaranty Facility with Salomon through December 31, 2001, and a $25 million Credit Agreement with BNP Paribas for working capital purposes. The Credit Agreement expires on the earlier of (a) February 28, 2003 or (b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement terminates on December 31, 2001, the Credit Agreement with BNP Paribas is currently scheduled to expire on November 30, 2001.

      At June 30, 2001, the Partnership's consolidated balance sheet reflected a working capital deficit of $9.3 million. This working capital deficit combined with the short-term nature of both the Guaranty Facility with Salomon and the Credit Agreement with BNP Paribas could have a negative impact on the Partnership. Some counterparties use the balance sheet and the nature of available credit support as a basis for determining credit support demanded from the Partnership as a condition of doing business. Increased demands for credit support beyond the maximum credit limitations may adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

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

      Although crude oil prices have increased significantly from the $12 per barrel in January 1999, U.S. onshore crude oil production volumes have not improved. Producers have been focused on drilling for natural gas.

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

      Due to changes in the credit market resulting from consolidation of the banking industry and weakness in the overall economy, reduced availability of credit to the crude gathering and marketing segment of the energy industry, and the anticipated cost of a third-party credit facility, management of the General Partner believes that replacement of its $300 million Master Credit Support Agreement is highly unlikely. Management expects to replace the $300 million Master Credit Support Agreement and the $25 million Credit Agreement with a facility totaling approximately $100 million with third-party financial institutions providing for letters of credit and working capital borrowings.
As a result, management of the Partnership is reviewing making changes to its business operations as the Partnership transitions from the existing credit support to the use of letters of credit from third-party financial institutions. Any changes to the Partnership's operations made for this purpose may result in decreased total gross margins and less Available Cash for distribution to its unitholders. No assurance can be made that the Partnership will be able to replace the existing facilities with a third-party credit facility. Additionally, no assurance can be made that the Partnership will be able to generate Available Cash at a level that will meet its current Minimum Quarterly Distribution target.

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

      Under SFAS No. 133, the Partnership marks to fair value all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. In general, SFAS No. 133 requires that at the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle.

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

      The fair value of the Partnership's net asset for derivatives had increased by $5.1 million for the six months ended June 30, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The Partnership has not designated any of its derivatives as hedging instruments.

    New Accounting Standard

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The standard is effective for fiscal years beginning on January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 142. The Partnership currently records amortization of its goodwill of $0.5 million annually.

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

      The estimated cost of the spill clean-up is expected to be $19.5 million. This amount includes actual clean-up costs and estimates for ongoing maintenance and settlement of potential liabilities to landowners in connection with the spill. The incident was reported to insurers. At June 30, 2001, $18.2 million had been paid to vendors and claimants for spill costs, and $1.3 million was included in accrued liabilities for estimated future expenditures. Current assets included $1.2 million of expenditures submitted and approved by insurers but not yet reimbursed, $0.7 million for expenditures not yet submitted to insurers and $1.3 million for expenditures not yet incurred or billed to the Partnership. At June 30, 2001, $16.3 million in reimbursements had been received from insurers.

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

      The segment of the Mississippi System where the spill occurred has been shut down and will not be restarted until regulators give their approval. In 2001, the Partnership has started to perform testing of the affected segment of the pipeline at an estimated cost of $0.2 million to determine a course of action to restart the system. Regulatory authorities may require specific testing or changes to the pipeline before allowing the Partnership to restart the system. At this time, it is unknown whether there will be any required testing or changes and the related cost of that testing or changes. Subject to the results of testing and regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the early part of 2002.

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

    Crude Oil Contamination

      In the first quarter of 2000, the Partnership purchased crude oil from a third party that was subsequently determined to contain organic chlorides. These barrels were delivered into the Partnership's Texas pipeline system and potentially contaminated 24,000 barrels of oil held in storage and 44,000 barrels of oil in the pipeline. The Partnership has disposed of all contaminated crude. The Partnership incurred costs associated with transportation, testing and consulting in the amount of $230,000 as of June 30, 2001.

      The Partnership has recorded a receivable of $230,000 to reflect the expected recovery of the accrued costs from the third party. The third party has provided the Partnership with evidence that it has sufficient resources to cover the total expected damages incurred by the Partnership. Management of the Partnership believes that it will recover any damages incurred from the third party.

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

    Subsequent Event

      On August 10, 2001, the Partnership announced that Salomon has entered into an agreement to sell its ownership of the General Partner to GEL Acquisition Partnership. The transaction is expected to close during the fourth quarter of 2001.

Forward Looking Statements

    The statements in this Form 10-Q that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although management of the General Partner believes that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that the Partnership's goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

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

    *  credit requirements by the counterparties;
    * the Partnership's ability to replace the credit support from Salomon and the working capital facility with BNP Paribas with another facility;
    * the Partnership's ability in the future to generate sufficient amounts of Available Cash to permit the distribution to unitholders of at least the minimum quarterly distribution;
    * any requirements for testing or changes in the Mississippi pipeline system as a result of the oil spill that occurred there in December 1999;
    * any fines and penalties federal and state regulatory agencies may impose in connection with the oil spill that would not be reimbursed by insurance;
    *  results of current or threatened litigation; and
    * conditions of capital markets and equity markets during the periods covered by the forward looking statements.

    All subsequent written or oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership's behalf, are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Price Risk Management and Financial Instruments

      The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At June 30, 2001, the Partnership used futures and forward contracts in its hedging program with the latest contract being settled in July 2002. Information about these contracts is contained in the table set forth below.

                                       Sell (Short)   Buy (Long)
                                        Contracts     Contracts
                                        ----------    ----------
Crude Oil Inventory:
  Volume (1,000 bbls)                          120
  Carrying value (in thousands)         $    3,347
  Fair value (in thousands)             $    3,202

Commodity Futures Contracts
  Contract volumes (1,000 bbls)             14,606          14,181
  Weighted average price per bbl        $    27.32      $    27.22
  Contract value (in thousands)         $  399,001      $  385,970
  Fair value (in thousands)             $  381,810      $  370,159

Commodity Forward Contracts:
  Contract volumes (1,000 bbls)              4,404           5,004
  Weighted average price per bbl        $    27.13      $    27.42
  Contract value (in thousands)         $  119,474      $  137,214
  Fair value (in thousands)             $  112,878      $  130,109

Commodity Option Contracts:
  Contract volumes (1,000 bbls)              9,980 <F1>      5,580 <F1>
  Weighted average strike price per bbl $     1.03      $     2.89
  Contract value (in thousands)         $    2,774      $    1,656
  Fair value (in thousands)             $    1,666      $    1,196


<F1>
Based on market prices as of June 30, 2001, for option contracts, 3.3 million barrels attributable to sale contracts and 3.6 million barrels attributable to buy contracts would have been exercisable.

      The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 2001 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.



                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

       Exhibit 10.1 Fourteenth Amendment dated May 24, 2001 to the Master Credit Support Agreement

       Exhibit 10.2 Severance Agreement between Genesis Energy, L.L.C. and John P. vonBerg



    (b)  Reports on Form 8-K.

         None.

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



                                            GENESIS ENERGY, L.P.
                                            (A Delaware Limited Partnership)

                                       By:  GENESIS ENERGY, L.L.C., as
                                              General Partner


Date:  August 13, 2001                 By:  /s/  Ross A. Benavides
                                            -----------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer