Form 10-Q
period 2001-09-30
GENESIS ENERGY LP
filed 2001-11-09
CIK 1022321

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            -----------------------


                                   FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

================================================================================

                           This report contains 21 pages

                                GENESIS ENERGY, L.P.

                                     Form 10-Q

                                       INDEX



                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                               Page
                                                                            ----
         Consolidated Balance Sheets - September 30, 2001 and
           December 31, 2000                                                  3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2001 and 2000                           4

         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000                                        5

         Consolidated Statement of Partners' Capital for the Nine Months
           Ended September 30, 2001                                           6

         Notes to Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      14


Item 3.  Quantitative and Qualitative Disclosures about Market Risk          19


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

                               GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                    September 30,  December 31,
                                                         2001         2000
                                                       --------     --------
                          ASSETS                      (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                           $  9,871     $  5,508
   Accounts receivable - trade                          230,021      329,464
   Inventories                                            2,385          994
   Insurance receivable for pipeline spill costs          2,242        5,527
   Other                                                 19,621        9,111
                                                       --------     --------
        Total current assets                            264,140      350,604

FIXED ASSETS, at cost                                   114,347      113,715
   Less:  Accumulated depreciation                      (30,138)     (25,609)
                                                       --------     --------
        Net fixed assets                                 84,209       88,106

OTHER ASSETS, net of amortization                         9,645       10,633
                                                       --------     --------

TOTAL ASSETS                                           $357,994     $449,343
                                                       ========     ========


              LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Bank borrowings                                     $ 24,000     $ 22,000
   Accounts payable -
        Trade                                           232,875      322,912
        Related party                                     1,191        4,750
   Accrued liabilities                                   15,973       16,546
                                                       --------     --------
        Total current liabilities                       274,039      366,208

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTERESTS                                          520          520

PARTNERS' CAPITAL
   Common unitholders, 8,624 units issued and
     outstanding at September 30, 2001 and
     December 31, 2000, respectively                     81,769       80,960
   General partner                                        1,678        1,661
                                                       --------     --------
        Subtotal                                         83,447       82,621
   Treasury Units, 1 unit at September 30, 2001 and
     December 31, 2000, respectively                        (12)          (6)
                                                       --------     --------
        Total partners' capital                          83,435       82,615
                                                       --------     --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $357,994     $449,343
                                                       ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 GENESIS ENERGY, L.P.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit amounts)
                                     (Unaudited)

                                           Three Months Ended      Nine Months Ended
                                               September 30,          September 30,
                                             2001       2000         2001       2000
                                           --------  ----------  ----------  ----------
REVENUES:
  Gathering and marketing revenues
    Unrelated parties                      $817,995  $1,088,892  $2,635,880  $3,248,593
    Related parties                               -          -       25,900      29,820
  Pipeline revenues                           3,652       4,140      11,039      11,358
                                           --------  ----------  ----------  ----------
      Total revenues                        821,647   1,093,032   2,672,819   3,289,771
COST OF SALES:
  Crude costs unrelated parties             804,035   1,053,505   2,603,128   3,135,028
  Crude costs related parties                 4,735      26,898      33,435     122,277
  Field operating costs                       3,853       3,399      11,816       9,810
  Pipeline operating costs                    2,763       2,326       7,763       6,411
                                           --------  ----------  ----------  ----------
    Total cost of sales                     815,386   1,086,128   2,656,142   3,273,526
                                           --------  ----------  ----------  ----------
GROSS MARGIN                                  6,261       6,904      16,677      16,245
EXPENSES:
  General and administrative                  2,969       2,785       8,695       8,161
  Depreciation and amortization               1,863       2,048       5,630       6,129
                                           --------  ----------  ----------  ----------

OPERATING INCOME                              1,429       2,071       2,352       1,955
OTHER INCOME (EXPENSE):
  Interest income                                34          55         153         139
  Interest expense                             (153)       (242)       (526)       (944)
  Change in fair value of derivatives        (1,589)          -       3,499           -
  Gain (loss) on asset sales                     12          16         160          36
                                           --------  ----------  ----------  ----------

Income (loss) before minority interest and
   cumulative effect of change in
   accounting principle                        (267)      1,900       5,638       1,186

Minority interest                                 -         380           1         237
                                           --------  ----------  ----------  ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE              (267)      1,520       5,637         949

Cumulative effect of adoption of
  Accounting principle, net of minority
  interest effect                                 -           -         467           -
                                           --------  ----------  ----------  ----------

NET INCOME (LOSS)                          $   (267) $    1,520  $    6,104  $      949
                                           ========  ==========  ==========  ==========

NET INCOME (LOSS) PER COMMON UNIT -
 BASIC AND DILUTED:
  Income (loss) before cumulative effect
   of change in accounting principle       $  (0.03) $     0.17  $     0.64  $     0.11
  Cumulative effect of change in
   accounting principle, net of minority
   interest effect                         $      -  $        -  $     0.05  $        -
                                           ========  ==========  ==========  ==========
  Net Income (loss)                        $  (0.03) $     0.17  $     0.69  $     0.11
                                           ========  ==========  ==========  ==========

NUMBER OF COMMON UNITS OUTSTANDING            8,624       8,617       8,624       8,621
                                           ========  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 GENESIS ENERGY, L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)



                                                          Nine Months Ended
                                                             September 30,
                                                            2001      2000
                                                          --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  6,104 $     949
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities -
    Depreciation                                             4,641     5,140
    Amortization of intangible assets                          989       989
    Cumulative effect of adoption of accounting principle     (467)        -
    Change in fair value of derivatives                     (3,499)        -
    Minority interest equity in earnings                         1       237
    Gain on sales of fixed assets                             (160)      (36)
    Other noncash charges                                       45       649
    Changes in components of working capital -
      Accounts receivable                                   99,443  (135,344)
      Inventories                                           (1,391)      (10)
      Other current assets                                  (7,510)     8,603
      Accounts payable                                     (93,596)   132,418
      Accrued liabilities                                    3,348      1,766
                                                          --------  ---------
Net cash provided by operating activities                    7,948     15,361
                                                          --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (745)    (1,378)
  Change in other assets                                        (1)        10
  Proceeds from sales of assets                                446         55
                                                          --------  ---------
Net cash used in investing activities                         (300)    (1,313)
                                                          --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under Loan Agreement                        2,000          -
  Distributions to common unitholders                       (5,173)   (12,934)
  Distributions to general partner                            (105)      (264)
  Distributions to minority interest owner                      (1)         -
  Issuance of additional partnership interests                   -      7,400
  Purchase of treasury units                                    (6)       (42)
                                                          --------  ---------
Net cash used in financing activities                       (3,285)    (5,840)
                                                          --------  ---------

Net increase in cash and cash equivalents                    4,363      8,208

Cash and cash equivalents at beginning of period             5,508      6,664
                                                          --------  ---------

Cash and cash equivalents at end of period                $  9,871  $  14,872
                                                          ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                    (In thousands)
                                      (Unaudited)


                                                    Partners' Capital
                                             ---------------------------------
                                             Common   General Treasury
                                          Unitholders Partner  Units    Total
                                             -------  ------   -----   -------
Partners' capital at December 31, 2000       $80,960  $1,661   $  (6)  $82,615
Net income for the nine months ended
   September 30, 2001                          5,982     122       -     6,104
Distributions during the nine months ended
   September 30, 2001                         (5,173)   (105)      -    (5,278)
Purchase of treasury units                         -       -      (6)       (6)
                                             -------  ------   -----   -------
Partners' capital at September 30, 2001      $81,769  $1,678   $ (12)  $83,435
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

   Sale of the General Partner

      On August 10, 2001, the Partnership announced that Salomon had entered into an agreement to sell the General Partner to GEL Acquisition Partnership, L.P. ("GA Partnership"). This transaction is expected to close before November 30, 2001.

2.  Basis of Presentation

   The accompanying consolidated financial statements and related notes present the financial position as of September 30, 2001 and December 31, 2000 for GELP, the results of operations for the three and nine months ended September 30, 2001 and 2000, cash flows for the nine months ended September 30, 2001 and 2000 and changes in partners' capital for the nine months ended September 30, 2001.

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

   Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended September 30, 2001 and 2000 was 8,624,000 and 8,617,000, respectively. For the 2001 and 2000 nine month periods, the weighted average number of Common Units outstanding was 8,624,000 and 8,621,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

3.  New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The standard is effective for fiscal years beginning on January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 142. The Partnership currently records amortization of its goodwill of $0.5 million annually.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 143 and plans to adopt the statement effective January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets." This statement clarified the financial accounting and reporting for the impairment or disposal of long-lived assets. Impairment is required to be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss to be recognized is the difference between the carrying amount and the fair value of the asset. The standard also provides guidance on the accounting for long-lived assets that are held for disposal. This standard is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 144.

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

   Guaranty Facility

      Salomon is providing a Guaranty Facility in connection with the purchase, sale and exchange of crude oil by GCOLP. The aggregate amount of the Guaranty Facility is limited to $300 million for the year ending December 31, 2001 (to be reduced in each case by the amount of any obligation to a third party to the extent that such third party has a prior security interest in the collateral). The Guaranty Facility was scheduled to terminate on December 31, 2001. Conditioned upon closing of the sale of the General Partner to GA Partnership, Salomon has agreed to extend the Guaranty Facility to March 31, 2002. The aggregate amount of the Guaranty Facility, however, will be reduced to $100 million on January 1, 2002.

      GCOLP pays a guarantee fee to Salomon. At September 30, 2001, the aggregate amount of obligations covered by guarantees was $142 million, including $67 million in payable obligations and $75 million of estimated crude oil purchase obligations for October 2001.

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

      Pursuant to the Master Credit Support Agreement, GCOLP is required to maintain (a) Consolidated Tangible Net Worth of not less than $50 million, (b) Consolidated Working Capital of not less than $1 million, (c) a ratio of its Consolidated Current Liabilities to Consolidated Working Capital plus net property, plant and equipment of not more than 7.5 to 1, and (d) a ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth of not more than 10.0 to 1 (as such terms are defined in the Master Credit Support Agreement). The Partnership was in compliance with the provisions of this agreement at September 30, 2001.

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

      The Credit Agreement expires on the earlier of (a) February 28, 2003 or
(b) 30 days prior to the termination of the Master Credit Support Agreement with Salomon. As the Master Credit Support Agreement is now expected to terminate on March 31, 2002, as a result of Salomon's extension upon sale of the General Partner, the Credit Agreement with BNP Paribas is currently scheduled to expire on February 28, 2002.

      The Credit Agreement is collateralized by the accounts receivable, inventory, cash accounts and margin accounts of GCOLP, subject to the terms of an Intercreditor Agreement between BNP Paribas and Salomon. There is no compensating balance requirement under the Credit Agreement. A commitment fee of 0.35% on the available portion of the commitment is provided for in the agreement. Material covenants and restrictions include the following: (a) maintain a Current Ratio (calculated after the exclusion of debt under the Credit Agreement from current liabilities) of 1.0 to 1.0; (b) maintain a Tangible Capital Base (as defined in the Credit Agreement) in GCOLP of not less than $65 million; and (c) maintain a Maximum Leverage Ratio (as defined in the Credit Agreement) of not more than 7.5 to 1.0. Additionally, the Credit Agreement imposes restrictions on the ability of GCOLP to sell its assets, incur other indebtedness, create liens and engage in mergers and acquisitions. The Partnership was in compliance with the ratios of the Credit Agreement at September 30, 2001.

      At September 30, 2001, the Partnership had $24.0 million of loans outstanding under the Credit Agreement. The Partnership had no letters of credit outstanding at September 30, 2001. At September 30, 2001, $1.0 million was available to be borrowed under the Credit Agreement.

   Replacement Facility

      Fleet National Bank has been engaged by the Partnership to provide a $100 million Senior Letter of Credit and Loan Credit Facility ("Fleet Facility"). Fleet will act as agent for the facility.

      The Fleet Facility is expected to close before November 30, 2001. Initially, the Fleet Facility will replace the Credit Agreement by providing up to $30 million for working capital purposes and for approved acquisition purposes. When the Guaranty Facility terminates at March 31, 2002, the Fleet Facility will become a $100 million facility for letter of credit and working capital purposes with a sublimit of $30 million as discussed above. The total available to GCOLP will be subject to a borrowing base calculation.

      The Fleet Facility will expire after three years. Rates to be paid by GCOLP for letters of credit and interest on borrowings will vary depending on GCOLP's leverage ratio. The Fleet Facility is expected to have covenants similar to the requirements in the Guaranty Facility and the Credit Agreement.

      No assurance can be made that the Partnership will be able to replace the existing facilities.

   Credit Availability

      Although the Partnership's consolidated balance sheet reflected a working capital deficit of $9.9 million at September 30, 2001, replacement of the Credit Agreement with the Fleet Facility will result in the short-term bank borrowings being reclassified to long-term. On a pro forma basis, this change would result in the Partnership's consolidated balance sheet reflecting working capital of $14.1 million.

      The Partnership is making changes to its business operations as it transitions from $300 million of credit availability and $25 million of working capital borrowing availability to a $100 million total facility. As a result of the changes in the size and cost of the Partnership's credit facility, the level of bulk and exchange volumes in the Partnership's gathering and marketing operations will be substantially reduced, resulting in decreased gross margins and less Available Cash for distribution to unitholders.

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

      On October 31, 2001, the Partnership and GA Partnership announced that, after closing on the purchase of the General Partner, GA Partnership intends to reduce the quarterly distribution from $0.20 per unit to $0.10 per unit beginning with the distribution for the fourth quarter of 2001, which will be paid in February 2002.

   Other

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

   Sales and Purchases of Crude Oil

      A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                          Nine Months Ended September 30,
                                                2001           2000
                                              -------        --------
      Sales to affiliates                     $25,900        $ 29,820
      Purchases from affiliates               $33,435        $122,277

   General and Administrative Services

      The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $13,877,000 and $12,519,000 for the nine months ended September 30, 2001 and 2000, respectively.

   Credit Facilities

      As discussed in Note 5, Salomon provides a Guaranty Facility to the Partnership. For the nine months ended September 30, 2001 and 2000, the Partnership paid Salomon $1,049,000 and $1,234,000, respectively, for guarantee fees under the Credit Facilities.

7.  Supplemental Cash Flow Information

   Cash received by the Partnership for interest was $179,000 and $133,000 for the nine months ended September 30, 2001 and 2000, respectively. Payments of interest were $390,000 and $1,029,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

   The fair value of the Partnership's net asset for derivatives had increased by $3.5 million for the nine months ended September 30, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The consolidated balance sheet includes $16.3 million in other current assets and $12.3 million in accrued liabilities as a result of recording the fair value of derivatives. The Partnership has not designated any of its derivatives as hedging instruments.

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

10.  Distributions

   On October 5, 2001, the Board of Directors of the General Partner declared a cash distribution of $0.20 per Unit for the quarter ended September 30, 2001. The distribution will be paid November 14, 2001, to the General Partner and all Common Unitholders of record as of the close of business on October 31, 2001.

11.  Subsequent Events

   As discussed above, GA Partnership is expected to close on a transaction to acquire the General Partner before November 30, 2001. On October 31, 2001, GA Partnership announced that, after closing on the purchase of the General Partner, it intends to reduce the quarterly distribution from $0.20 per unit to $0.10 per unit effective with the distribution for the fourth quarter of 2001, which will be paid in February 2002.

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

Results of Operations

   Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.


                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
Gross margin
  Gathering and marketing              $  5,372  $  5,090  $ 13,401  $ 11,298
  Pipeline                             $    889  $  1,814  $  3,276  $  4,947

General and administrative expenses    $  2,969  $  2,785  $  8,695  $  8,161

Depreciation and amortization          $  1,863  $  2,048  $  5,630  $  6,129

Operating income                       $  1,429  $  2,071  $  2,352  $  1,955

Interest income (expense), net         $   (119) $   (187) $   (373) $   (805)

Change in fair value of derivatives    $ (1,589) $      -  $  3,499  $      -

Gain on asset disposals                $     12  $     16  $    160  $     36

Barrels per day
  Wellhead                               82,280    98,601    86,390    100,852
  Bulk and exchange                     260,292   286,031    74,074    312,367
  Pipeline                               81,829    87,889    86,106     89,512

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

   Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

   Gross margin from gathering and marketing operations was $13.4 million for the nine months ended September 30, 2001, as compared to $11.3 million for the nine months ended September 30, 2000.

      The factors affecting gross margin were:

      * a 37 percent increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which increased gross margin by $7.1 million;

      * a 13 percent decline in wellhead, bulk and exchange purchase volumes between the nine month periods in 2001 and 2000, resulting in a decrease in gross margin of $2.9 million;

      * a decrease of $0.2 million in credit costs primarily due to a decrease in the absolute price level of crude oil;

      * an increase of $2.0 million in field operating costs, primarily from a $0.3 million increase in payroll and benefits costs, a $0.1 million increase in fuel costs, a $0.5 million decrease in repair costs and a $2.1 million increase in rental costs due to the replacement of the tractor/trailer fleet with a leased fleet during the fourth quarter of 2000. The increased payroll and fuel costs can be attributed to an approximate 5% increase in the number of barrels transported by the Partnership in its trucks; and

      * an unrealized gain recorded in the 2000 period of $0.3 million related to written option contracts.

      Pipeline gross margin was $3.3 million for the nine months ended September 30, 2001, as compared to pipeline gross margin of $4.9 million for the first nine months of 2000, a decline of $1.6 million. Pipeline revenues declined $0.3 million as a result of declines in throughput and average tariff. Throughput declined 2 percent between the nine-month periods 2000 and 2001, resulting in a revenue decrease of $0.1 million. The average tariff collected on shipments was down 1 percent, resulting in a revenue decrease of $0.2 million. Pipeline operating costs were $1.3 million higher in the 2001 period primarily due to increased expenditures for spill prevention and general maintenance.

      General and administrative expenses were $8.6 million for the nine months ended September 30, 2001, as compared to $8.2 million for the 2000 period. The increase of $0.4 million is attributable to the following areas: $1.0 million in salaries, bonus expense and benefits and $0.3 million in professional services, offset by a decrease of $0.9 million in restricted unit expense.

   Net interest expense for the nine months ended September 30, 2001 was $0.4 million. In the 2000 period, the Partnership incurred net interest expense of $0.8 million. This decrease in interest cost in 2001 can be attributed primarily to lower average balances outstanding. Daily average debt outstanding declined by $7.6 million in the 2001 period.

      The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

   Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

      Gross margin from gathering and marketing operations was $5.4 million for the three months ended September 30, 2001, as compared to $5.1 million for the three months ended September 30, 2000.

      The factors affecting gross margin were:

      * a 31 percent increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, which increased gross margin by $2.3 million;

      * a decrease of 11 percent in wellhead, bulk and exchange purchase volumes between 2000 and 2001, resulting in a decrease in gross margin of $0.9 million;

      * a decrease of $0.3 million in credit costs primarily due to a decrease in the absolute price level of crude oil;

      * an increase of $0.5 million in field operating costs, primarily from a $0.7 million increase in rental costs due to the tractor/trailer fleet replacement, offset by a decrease of $0.2 million in repairs due to the new fleet; and

      * an unrealized gain of $0.9 million in the 2002 period related to written option contracts.

      Pipeline gross margin decreased $0.9 million between the 2000 and 2001 third quarters. Throughput declined 5 percent, resulting in a $0.2 million decrease in pipeline revenue. Revenues from the sales of pipeline loss allowance volumes declined $0.4 million as a result of lower crude oil prices. Pipeline operating costs were $0.4 million higher in 2001 primarily to increased expenditures for pipeline maintenance and spill prevention measures. Offsetting these items was an increase of 2 percent in the average tariff collected on shipments, resulting in an increase in revenue of $0.1 million.

      General and administrative expenses increased $0.2 million during the three months ended September 30, 2001, as compared to the same period in 2000. The primary factors in this increase were a $0.1 million increase in salaries, bonus expense and benefits and $0.1 million increase in professional services.

      Net interest expense decreased by $0.1 million in the 2001 third quarter due primarily to lower average debt outstanding.

Liquidity and Capital Resources

   Cash Flows

   Cash flows from operating activities were $7.9 million for the nine months ended September 30, 2001. Operating activities in the prior year period generated cash of $15.4 million. The decrease in 2001 can be attributed to differences in the timing of payment for current assets and liabilities.

      For the nine months ended September 30, 2001, cash flows utilized in investing activities were $0.3 million resulting from net additions to property and equipment. In the 2000 period, the Partnership expended $1.3 million for net property additions.

      Cash flows utilized in financing activities by the Partnership during the first nine months of 2001 totaled $3.3 million. Distributions paid to the common unitholders and the general partner totaling $5.3 million utilized cash flows. The Partnership borrowed $2.0 million under its working capital facility in the 2001 period. Cash flows utilized in financing activities of $5.8 million in the 2000 period represented distributions to the common unitholders and the general partner, offset by the issuance of $7.4 million of (Additional Partnership Interests) APIs to Salomon.

   Working Capital and Credit Resources

      As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Partnership has a $300 million Guaranty Facility with Salomon through December 31, 2001, and a $25 million Credit Agreement with BNP Paribas for working capital purposes. Conditioned upon the closing of the sale of the General Partner to GA Partnership, the Guaranty Facility will extend to March 31, 2002. The aggregate amount of the Guaranty Facility, however, will be reduced to $100 million on January 1, 2002. Fleet National Bank has been engaged by the Partnership to provide a three-year $100 Senior Letter of Credit and Loan Credit Facility. Closing on the Fleet Facility is expected to occur before November 30, 2001. Initially the Fleet Facility will replace the Credit Agreement with BNP Paribas with a $30 million working capital facility. When the Guaranty Facility terminates on March 31, 2002, the Fleet Facility will be a $100 million facility for letter of credit and working capital purposes with a sublimit of $30 million for working capital and approved acquisitions. The total available to the Partnership will be subject to a borrowing base calculation.

      Although the Partnership's consolidated balance sheet reflected a working capital deficit of $9.9 million at September 30, 2001, replacement of the Credit Agreement with the Fleet Facility will result in the short-term borrowings being reclassified to becoming long-term. On a pro forma basis, this change would result in the Partnership's consolidated balance sheet reflecting working capital of $14.1 million at September 30, 2001.

      See the discussion below on "Other Matters - Current Business Conditions and Outlook" regarding the potential effects of a smaller credit facility on the Partnership's business activities.

      No assurance can be made that the Partnership will be able to replace the existing facilities.

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

      During 1999, 2000 and 2001, oil prices have dropped to approximately $10 per barrel, risen to more than $30 per barrel, and, at October 31, 2001, declined again to approximately $21 per barrel. This volatility in prices has affected the producers in the areas where the Partnership operates, thereby causing volatility in production available for purchase. Additionally, in 2001, the Partnership has been reviewing its purchasing contracts to determine whether margins will support higher credit costs.

      As crude oil prices rise, the Partnership's utilization of, and cost of credit under, the Guaranty Facility and Fleet Facility increase with respect to the same volume of business. Additionally, as prices rise, the Partnership may need to have funds available to fund inventory purchases. Fluctuations in prices can also require the Partnership to have funds available to meet margin calls on the NYMEX.

      In anticipation of the change from the $300 Guaranty Facility and $25 million Credit Agreement to the $100 million Fleet Facility, management of the Partnership is making changes to its business operations. These changes will result in a substantial decrease in the Partnership's level of bulk and exchange volumes. This decrease in volumes is expected to result in decreased total gross margins and less Available Cash for distribution to unitholders. GA Partnership has announced that, after acquiring the General Partner from Salomon, it plans to reduce the quarterly distribution to unitholders from $0.20 per unit to $0.10 per unit, effective with the distribution for the fourth quarter of 2001, to be paid in February 2002.

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

      The fair value of the Partnership's net asset for derivatives had increased by $3.5 million for the nine months ended September 30, 2001, which is reported as a gain in the consolidated statement of operations under the caption "Change in fair value of derivatives". The Partnership has not designated any of its derivatives as hedging instruments.

   New Accounting Standards

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

      In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 143 and plans to adopt the statement effective January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets." This statement clarified the financial accounting and reporting for the impairment or disposal of long-lived assets. Impairment is required to be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss to be recognized is the difference between the carrying amount and the fair value of the asset. The standard also provides guidance on the accounting for long-lived assets that are held for disposal. This standard is effective for the Partnership beginning January 1, 2002. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 144.

   Crude Oil Spill

      On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance and the financial impact to the Partnership for the cost of the clean-up has not been material. Subject to regulatory approval, the Partnership intends to restart this segment of the Mississippi System during the early part of 2002.

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


Forward Looking Statements

   The statements in this Form 10-Q that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although management of the General Partner believes that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that the Partnership's goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

*  changes in regulations;
*  the Partnership's success in obtaining additional lease barrels;
* changes in crude oil production volumes (both world-wide and in areas in which the Partnership has operations);
* developments relating to possible acquisitions or business combination opportunities;
*  volatility of crude oil prices and grade differentials;
*  the success of the risk management activities;
*  credit requirements by counterparties;
*  a failure of the Partnership and Fleet to close on new credit facility;
*  a failure for the transaction between Salomon and GA Partnership to close;
* the Partnership's ability in the future to generate sufficient amounts of Available Cash to permit the distribution to unitholders of at least the minimum quarterly distribution;
* any requirements for testing or changes in the Mississippi pipeline system as a result of the oil spill that occurred there in December 1999;
* any fines and penalties federal and state regulatory agencies may impose in connection with the oil spill that would not be reimbursed by insurance;
*  results of current or threatened litigation; and
* conditions of capital markets and equity markets during the periods covered by the forward looking statements.

   All subsequent written or oral forward-looking statements attributable to the Partnership, or persons acting on the Partnership's behalf, are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

   Price Risk Management and Financial Instruments

      The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At September 30, 2001, the Partnership used futures and forward contracts in its hedging program with the latest contract being settled in July 2002. Information about these contracts is contained in the table set forth below.

                                         Sell (Short)   Buy (Long)
                                          Contracts     Contracts
                                          --------       --------
Crude Oil Inventory:
  Volume (1,000 bbls)                                          98
  Carrying value (in thousands)                          $  2,278
  Fair value (in thousands)                              $  2,317

Commodity Futures Contracts
  Contract volumes (1,000 bbls)              7,249          7,752
  Weighted average price per bbl          $  25.32       $  26.34
  Contract value (in thousands)           $183,567       $204,225
  Fair value (in thousands)               $170,691       $182,842

Commodity Forward Contracts:
  Contract volumes (1,000 bbls)              8,974          8,653
  Weighted average price per bbl          $  26.41       $  26.02
  Contract value (in thousands)           $237,024       $225,158
  Fair value (in thousands)               $207,276       $201,309

Commodity Option Contracts:
  Contract volumes (1,000 bbls)              5,371<F1>      3,593<F1>
  Weighted average strike price per bbl   $   0.90       $   2.08
  Contract value (in thousands)           $  1,450       $    880
  Fair value (in thousands)               $  1,237       $    667

<F1>
   Based on market prices as of September 30, 2001 for option contracts, 2.8 million barrels attributable to sale contracts and 2.0 million barrels attributable to buy contracts would have been exercisable.

   The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the September 30, 2001 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   See Part I. Item 1. Note 8 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

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

                                          GENESIS ENERGY, L.P.
                                          (A Delaware Limited Partnership)

                                     By:  GENESIS ENERGY, L.L.C., as
                                             General Partner


Date:  November 9, 2001              By:  /s/  Ross A. Benavides
                                        ----------------------------
                                        Ross A. Benavides
                                        Chief Financial Officer