Form 10-Q
period 2002-03-31
GENESIS ENERGY LP
filed 2002-05-14
CIK 1022321

============================================================================


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  -----------


                                   FORM 10-Q



             [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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


============================================================================

                        This report contains 21 pages

                             GENESIS ENERGY, L.P.

                                  Form 10-Q

                                    INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                         Page
                                                                      ----
         Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001                                           3

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2002 and 2001                        4

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2002 and 2001                               5

         Consolidated Statement of Partners' Capital for the Three
           Months Ended March 31, 2002                                 6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk   19

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            20

Item 6.  Exhibits and Reports on Form 8-K                             20

                            GENESIS ENERGY, L.P.
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                      March 31, December 31,
                                                         2002      2001
                                                       --------  --------
                        ASSETS                       (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                            $    531  $  5,777
  Accounts receivable:
    Trade                                                79,945   160,734
    Related party                                             -     1,064
  Inventories                                             1,197     3,737
  Other                                                   6,863    10,788
                                                       --------  --------
    Total current assets                                 88,536   182,100

FIXED ASSETS, at cost                                   115,236   115,336
  Less:  Accumulated depreciation                       (70,809)  (69,626)
                                                       --------  --------
    Net fixed assets                                     44,427    45,710

OTHER ASSETS, net of amortization                           887     2,303
                                                       --------  --------
TOTAL ASSETS                                           $133,850  $230,113
                                                       ========  ========

       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable -
    Trade                                              $ 85,297  $172,848
    Related party                                           588       697
  Accrued liabilities                                     7,627    10,144
                                                       --------  --------
    Total current liabilities                            93,512   183,689

LONG-TERM DEBT                                            6,500    13,900

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS                                          515       515

PARTNERS' CAPITAL
  Common unitholders, 8,625 units issued and
   outstanding                                           32,648    31,361
  General partner                                           675       648
                                                       --------  --------
    Total partners' capital                              33,323    32,009
                                                       --------  --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                $133,850  $230,113
                                                       ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per unit amounts)
                                 (Unaudited)


                                                         Three Months Ended
                                                             March 31,
                                                           2002      2001
                                                         --------  --------
REVENUES:
  Gathering and marketing revenues
    Unrelated parties                                    $231,891  $900,693
    Related parties                                         3,036    25,900
  Pipeline revenues                                         4,312     3,700
                                                         --------  --------
      Total revenues                                      239,239   930,293
COST OF SALES:
  Crude costs, unrelated parties                          226,817   890,518
  Crude costs, related parties                                  -    28,700
  Field operating costs                                     3,990     4,073
  Pipeline operating costs                                  2,994     2,377
                                                         --------  --------
    Total cost of sales                                   233,801   925,668
                                                         --------  --------
GROSS MARGIN                                                5,438     4,625
EXPENSES:
  General and administrative                                2,088     2,727
  Depreciation and amortization                             1,423     1,897
                                                         --------  --------

OPERATING INCOME                                            1,927         1
OTHER INCOME (EXPENSE):
  Interest income                                               5        71
  Interest expense                                           (405)     (206)
  Change in fair value of derivatives                        (702)    3,409
  Gain on asset disposals                                     489       129
                                                         --------  --------

Income before minority interests and cumulative effect
   of adoption of accounting principle                      1,314     3,404

Minority interests                                              -         -

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                1,314     3,404

Cumulative effect of adoption of accounting principle,
   net of minority interest effect                              -       467
                                                         --------  --------
NET INCOME                                               $  1,314  $  3,871
                                                         ========  ========

NET INCOME PER COMMON UNIT - BASIC AND DILUTED:

  Income before cumulative effect of adoption of
   accounting principle                                  $   0.15  $   0.39
                                                         ========  ========

  Cumulative effect of adoption of accounting principle,
   net of minority interest effect                       $      -  $   0.05
                                                         ========  ========

  Net income                                             $   0.15  $   0.44
                                                         ========  ========

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING         8,625     8,624
                                                         ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                           GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)



                                                       Three Months Ended
                                                             March 31,
                                                          2002       2001
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  1,314   $  3,871
  Adjustments to reconcile net income to net cash
   provided by operating activities -
    Depreciation                                           1,211      1,566
    Amortization of intangible assets                        212        331
    Cumulative effect of adoption of accounting principle      -       (467)
    Change in fair value of derivatives                      702     (3,409)
    Minority interests equity in earnings                      -          -
    Gain on asset disposals                                 (489)      (129)
    Other noncash charges                                    810         15
    Changes in components of working capital -
      Accounts receivable                                 81,853    101,788
      Inventories                                          2,540     (6,250)
      Other current assets                                 3,925        588
      Accounts payable                                   (87,660)   (92,788)
      Accrued liabilities                                 (3,219)     5,763
                                                        --------   --------
Net cash provided by operating activities                  1,199     10,879
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (749)      (198)
  Change in other assets                                       1         (1)
  Proceeds from sale of assets                             1,703        414
                                                        --------   --------
Net cash provided by investing activities                    955        215
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                      (7,400)    (4,000)
  Distributions:
    To common unitholders                                      -     (1,725)
    To General Partner                                         -        (35)
                                                        --------   --------
Net cash used in financing activities                     (7,400)    (5,760)
                                                        --------   --------

Net (decrease) increase in cash and cash equivalents      (5,246)     5,334

Cash and cash equivalents at beginning of period           5,777      5,508
                                                        --------   --------

Cash and cash equivalents at end of period              $    531   $ 10,842
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

                            GENESIS ENERGY, L.P.
                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              (In thousands)
                                (Unaudited)


                                                 Partners' Capital
                                            ----------------------------
                                            Common     General
                                          Unitholders   Partner   Total
                                            -------     ------   -------

Partners' capital at December 31, 2001      $31,361     $  648   $32,009

Net income for the three months ended
   March 31, 2002                             1,287         27     1,314
                                            -------     ------   -------
Partners' capital at March 31, 2002         $32,648     $  675   $33,323
                                            =======     ======   =======



       The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Partnership Structure

   Genesis Energy, L.P. ("GELP" or the "Partnership") was formed in December 1996 as an initial public offering of 8.6 million Common Units, representing limited partner interests in GELP of 98%. The general partner of GELP is Genesis Energy, L.L.C. (the "General Partner") which owns a 2% general partner interest in GELP. The General Partner is owned by Salomon Smith Barney Holdings Inc. ("Salomon") and Salomon Brothers Holding Company Inc., in 54% and 46% interests, respectively. See Note 11.

   Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as GCOLP.

2.  Basis of Presentation

   The accompanying financial statements and related notes present the consolidated financial position as of March 31, 2002 and December 31, 2001 for GELP, its results of operations and cash flows for the three months ended March 31, 2002 and 2001, and changes in its partners' capital for the three months ended March 31, 2002.

   The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

   Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended March 31, 2002 and 2001 was 8,625,000 and 8,623,916, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

3.  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting SFAS No. 143 and plans to adopt the statement effective January 1, 2003.

   SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets", were adopted by the Partnership effective January 1, 2002. These statements had no effect on the consolidated financial statements of the Partnership.

4.  Business Segment and Customer Information

   Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. ExxonMobil Corporation and Marathon Ashland Petroleum LLC accounted for 14% and 13%, respectively, of revenues in the first quarter of 2002. No customer accounted for more than 10% of the Partnership's revenues in the same period in 2001.

5.  Inventory Reduction

   As a result of a change in the Partnership's operations to focus on its gathering activities, and due to changes made in its gathering business as a result of changes in its credit facilities, the Partnership determined that the volume of crude oil needed to ensure efficient and uninterrupted operation of its gathering business should be reduced. These crude oil volumes had been carried at their weighted average cost and classified as fixed assets. The Partnership realized additional gross margin of approximately $337,000 as a result of the sale of these volumes.

6.  Credit Resources and Liquidity

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

   In May 2002, the Credit Agreement was amended to reduce the maximum facility amount to $80 million. The Credit Agreement replaced the Guaranty Facility and the WC Facility. The Credit Agreement has a $25 million sublimit for working capital loans. Any amount not being used for working capital loans is available for letters of credit to support crude oil purchases.

   During the first four months of 2002, Salomon continued to provide guaranties to the Partnership's counterparties under a transition arrangement between Salomon, Citicorp and the Partnership. For crude oil purchases in January 2002 through April 2002, a maximum of $100 million, respectively, in guaranties were available to be issued under the Salomon guaranty facility.

   The key terms of the amended Credit Agreement are as follows:

   * Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 2.75%. Through the amendment date, the rate was fixed at 3.00%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

   * The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 2.75%. Through the amendment date, the additional prime rate percentage was fixed at 0.50%. At March 31, 2002, the interest rate on the Partnership's borrowings was 5.25%.

   * The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.50%. Through the amendment date, the commitment fee was fixed at 0.50%.

   * The amount that the Partnership may have outstanding cumulatively in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base (as defined in the

      Credit Agreement) generally includes the Partnership's cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly.

   * Collateral under the Credit Agreement consists of all of the Partnership's accounts receivable, inventory, cash accounts, margin accounts and property and equipment.

   * The Credit Agreement contains covenants requiring a Current Ratio (as defined in the Credit Agreement), a Leverage Ratio (as defined in the Credit Agreement), an Interest Coverage Ratio (as defined in the Credit Agreement) and limitations on distributions to Unitholders.

   The terms above reflect the terms in the amended Credit Agreement. That amendment also provides that, should the Credit Agreement not be syndicated to reduce Citicorp's participation to $20 million by September 30, 2002, the interest rates, commitment fee rates and letter of credit fees will revert to those in the original Credit Agreement executed on December 19, 2001.
The maximum rates in that agreement were 4.50% for letter of credit fees, LIBOR plus 4.50% for LIBOR-based loans, the prime rate plus 1.25% for prime rate loans and 0.75% for commitment fees.

   Distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Credit Agreement for every day of the quarter by at least $20 million. The Partnership did not meet this test in the first quarter of 2002; therefore, no distribution will be paid for that quarter. See additional discussion below under "Distributions".

   At March 31, 2002, the Partnership had $6.5 million of loans outstanding under the Credit Agreement. The outstanding loan balance is to be repaid by December 31, 2003; however, due to the revolving nature of the loans, additional borrowings and periodic repayments and re-borrowings may be made until that date. At March 31, 2002, the Partnership had $11.4 million and $13.2 million outstanding under Salomon guaranties related to March 2002 and April 2002, respectively, for crude oil purchases.

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

      Under the terms of the Credit Agreement, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million. For the first quarter of 2002, the Partnership will not pay a distribution as the excess of the Borrowing Base over the usage did not exceed $20 million for every day in the quarter. Management of the Partnership does not expect the Partnership to pay any distributions in 2002 and is unsure when distributions will resume. Should distributions resume, the distribution per common unit will be based upon the Available Cash generated for that quarter, which may be less than $0.20 per unit.

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
                                      Three Months  Three Months
                                          Ended        Ended
                                         March 31,    March 31,
                                           2002         2001
                                      ------------  -----------
      Sales to affiliates                 $3,036      $25,900
      Purchases from affiliates           $    -      $28,700

   General and Administrative Services

      The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $4,776,000 and $4,939,000 for the three months ended March 31, 2002 and 2001, respectively.

   Credit Facilities

      As discussed in Note 6, Citicorp provides a Credit Agreement to the Partnership. During the first quarter of 2002, Salomon provided guaranties under a transition arrangement. For the three months ended March 31, 2002 and 2001, the Partnership incurred $47,000 and $423,000, respectively, for guarantee fees under the Guaranty Facility. In 2002, the Partnership incurred interest and commitment fees totaling $283,000 under the Credit Agreement.

8.  Supplemental Cash Flow Information

   Cash received by the Partnership for interest was $5,000 and $87,000 for the three months ended March 31, 2002 and 2001, respectively. Payments of interest and commitment fees were $142,000 and $159,000 for the three months ended March 31, 2002 and 2001, respectively.

9.  Derivatives

   The Partnership utilizes crude oil futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in crude oil prices. On January 1, 2001, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted), which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   Under SFAS No. 133, the Partnership marks to fair value all of its derivative instruments at each period end with changes in fair value being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. The initial adoption of SFAS No. 133 required that the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be recorded in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. On January 1, 2001 the Partnership recorded a cumulative gain for the effect of the adoption of SFAS No. 133, net of minority interest, of $467,000.

   The fair value of the Partnership's net asset for derivatives had decreased by $0.7 million for the three months ended March 31, 2002, which is reported as a loss in the consolidated statement of operations under the caption "Change in fair value of derivatives". The consolidated balance sheet includes $2.7 million in other current assets and $1.3 million in accrued liabilities as a result of recording the fair value of derivatives. In 2002 and 2001, the Partnership did not designate any of its derivatives as hedging instruments under SFAS No. 133.

10.  Contingencies

   Unitholder Litigation

      On June 7, 2000, Bruce E. Zoren, a holder of units of limited partner interests in the partnership, filed a putative class action complaint in the Delaware Court of Chancery, No. 18096-NC, seeking to enjoin the restructuring and seeking damages. Defendants named in the complaint include the Partnership, Genesis Energy L.L.C., members of the board of directors of Genesis Energy, L.L.C., and Salomon Smith Barney Holdings Inc. The plaintiff alleges numerous breaches of the duties of care and loyalty owed by the defendants to the purported class in connection with making a proposal for restructuring. In April 2002, the court dismissed the suit; however, the plaintiff filed a motion to alter or amend the judgment. No decision has been rendered on the motion. Management of the General Partner believes that the complaint is without merit and intends to vigorously defend the action.

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

   Other Matters

      On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance, and the financial impact to the Partnership for the cost of the clean-up has not been material. As a result of this crude oil spill, certain federal and state regulatory agencies will likely impose fines and penalties that would not be covered by insurance.

      The Partnership is subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance. The Partnership's management has made an assessment of its potential environmental exposure, and primarily as a result of the spill from the Mississippi System, recorded a charge of $1.5 million for the year ended December 31, 2001.

      The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.

11.  Subsequent Event

   On May 14, 2002, Salomon sold its 100% ownership interest in the General Partner to a subsidiary of Denbury Resources, Inc.

                            GENESIS ENERGY, L.P.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Genesis Energy, L.P. ("Genesis" or "the Partnership"), operates crude oil common carrier pipelines and is an independent gatherer and marketer of crude oil in North America, with operations concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and New Mexico. The following review of the results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

Results of Operations - Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

   Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                                Three Months Ended March 31,
                                                         2002       2001
                                                        -------   --------
Gross margin
  Gathering and marketing                               $ 4,120   $  3,302
  Pipeline                                              $ 1,318   $  1,323

General and administrative expenses                     $ 2,088   $  2,727

Depreciation and amortization                           $ 1,423   $  1,897

Operating income                                        $ 1,927   $      1

Interest income (expense), net                          $  (400)  $   (135)

Change in fair value of derivatives                     $  (702)  $  3,409

Net gain on asset disposals                             $   489   $    129

Volumes per day
  Wellhead                                               67,466     93,146
  Bulk and exchange                                      67,115    268,367
  Pipeline                                               75,409     89,459

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

   In the gathering and marketing business, Genesis seeks to purchase and sell crude oil at points along the Distribution Chain where it can achieve positive gross margins. Genesis generally purchases crude oil at prevailing prices from producers at the wellhead under short-term contracts and then transports the crude along the Distribution Chain for sale to or exchange with customers. Prior to the first quarter of 2002, Genesis purchased crude oil in bulk at major pipeline terminal points. Additionally, Genesis enters into exchange transactions with third parties. Genesis generally enters into exchange transactions only when the cost of the exchange is less than the alternate cost that would be incurred in transporting or storing the crude oil. In addition, Genesis will exchange one grade of crude oil for another to maximize margins or meet contract delivery requirements. These exchange transactions are characterized by large volumes and narrow profit margins on purchases and sales.

   Generally, as Genesis purchases crude oil, it simultaneously establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies. Through these transactions, Genesis seeks to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. It is the policy of Genesis not to hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

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

   Gross margin from gathering and marketing operations was $4.1 million for the quarter ended March 31, 2002, as compared to $3.3 million for the quarter ended March 31, 2001.

   The factors affecting gross margin were:

   * a decrease of 63% in wellhead, bulk and exchange purchase volumes between 2001 and 2002, which was offset by a 169% increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

   * a $0.3 million increase in gross margin in the 2002 quarter as a result of the sale of crude oil that is no longer needed to ensure efficient and uninterrupted operations;

   * a decrease of $0.4 million in credit costs due primarily to the reduction in bulk and exchange transactions; and

   * a decrease of $0.1 million in field operating costs, due to slight increases in payroll and benefits costs, rental costs for tractor/trailers and insurance offset by small decreases in fuel and repairs.

   The Partnership experienced a large decline in its overall volumes for gathering and marketing due to the reduction in bulk and exchange transactions beginning January 1, 2002. As part of the change to a letter of credit bank facility from the Salomon Guaranty Facility, the Partnership eliminated high volume, low margin transactions that consumed significant credit resources. Under a letter of credit facility, the margins generated from these transactions would be insufficient to provide for the cost of the letter of credit.

   The Partnership also reviewed its wellhead purchase contracts to determine whether margins under these contracts would support higher credit costs per barrel. In some cases where contracts could not be renegotiated to improve margins after considering the higher cost of credit, contracts were cancelled.

   Pipeline gross margin was $1.3 million for the quarters ended March 31, 2002 and 2001. Several factors affecting pipeline gross margin changed, however. These changes were:

   * a decrease in throughput of 16% between the two periods, resulting in a revenue decrease of $0.5 million;

   * an increase in revenues from sales of pipeline loss allowance barrels of $1.0 million as a result of higher crude prices and a higher volume sold;

   * an increase of 5% in the average tariff on shipments resulting in a $0.1 million increase in revenue; and

   * an increase of pipeline operating costs of $0.6 million in the 2002 period as a result of an increase of $0.1 million in insurance costs, an increase of $0.3 million in maintenance projects and slight increases totaling $0.3 million in monitoring costs, personnel costs, tank rentals and other costs, offset by a decrease in electricity costs of $0.1 million.

   General and administrative expenses were $2.1 million for the three months ended March 31, 2002, which was a decrease of $0.6 million from the 2001 period. The decrease in general and administrative expenses is attributable to the elimination of personnel and costs involved in bulk and exchange activities. A change to the Partnership's bonus program to eliminate bonuses unless distributions are being paid resulted in no accrual for bonus expense in the 2002 period. An accrual of $0.3 million was recorded for bonus expense in the 2001 period.

   Depreciation and amortization in the 2002 quarter decreased by $0.5 million when compared to the 2001 period. As a result of the impairment of the pipeline assets in 2001, the value to be depreciated had been reduced.

   Interest expense increased $0.2 million due to an increase in commitment fees. In 2001, the Partnership paid commitment fees on the unused portion of its $25 million facility with BNP Paribas. In the 2002 quarter, the Partnership paid commitment fees on the unused portion of its $130 million Credit Agreement with Citicorp.

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

   The fair value of the Partnership's net asset for derivatives had decreased by $0.7 million for the three months ended March 31, 2002. The fair value of derivative contracts at March 31, 2002, was determined using the sources for fair value as shown in the table below (in thousands).

                                    Fair Value of Contracts at Period-End
                                  -----------------------------------------
                                   Maturity Maturity Maturity in
                                  less than   3-6     Excess of    Total
          Source of Fair Value     3 Months  Months   6 Months   Fair Value
          --------------------    --------- -------- ----------- ----------
       Prices actively quoted     $   1,464   $    -  $       -  $    1,464
       Prices provided by other
        external sources                  -        -           -          -
       Prices based on models and
        other valuation methods        (123)       1           -       (122)
                                  --------- -------- ----------- ----------
       Total                      $   1,341 $      1 $         - $    1,342
                                  ========= ======== =========== ==========

   The consolidated balance sheet includes $2.7 million in other current assets and $1.3 million in accrued liabilities as a result of recording the fair value of derivatives. The Partnership has not designated any of its derivatives as hedging instruments.

   The gain on asset disposals in the 2002 period included a gain of $0.5 million from the sale of the Partnership's memberships in the New York Mercantile Exchange ("NYMEX"). The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

Liquidity and Capital Resources

   Cash Flows

      Cash flows provided by operating activities were $1.2 million for the three months ended March 31, 2002. Operating activities in the prior year period provided cash of $10.9 million primarily due to the timing of payment for NYMEX transactions and related margin calls.

      For the three months ended March 31, 2002, cash flows provided by investing activities was $1.0 million. In the 2001 first quarter, investing activities utilized cash flows of $0.2 million. In the first quarter of 2002, the

Partnership received cash of $1.7 million from the sale of the NYMEX seats and expended $0.7 million for property additions. The Partnership received cash of $0.4 million from the sale of excess equipment and expended $0.2 million for additions in property and equipment, primarily related to pipeline operations in the 2001 period.

      Cash flows used in financing activities were $7.4 million in the quarter ended March 31, 2002. The Partnership reduced its borrowings under its Credit Agreement by $7.4 million. In the prior year period, the Partnership reduced its borrowings by $4.0 million and paid a total of $1.8 million in distributions to the Common Unitholders and the General Partner.

   Working Capital and Credit Resources

      Effective December 19, 2001, GCOLP entered into a two-year $130 million Senior Secured Revolving Credit Facility ("Credit Agreement") with Citicorp. Citicorp and Salomon, the owner of the Partnership's General Partner, are both wholly-owned subsidiaries of Citigroup Inc.

      In May 2002, the Credit Agreement was amended to reduce the maximum facility amount to $80 million. The Credit Agreement has a $25 million sublimit for working capital loans. Any amount not being used for working capital loans is available for letters of credit to support crude oil purchases.

      During December 2001 and the first four months of 2002, Salomon continued to provide guaranties to the Partnership's counterparties under a transition arrangement between Salomon, Citicorp and the Partnership. For crude oil purchases in January 2002 through April 2002, a maximum of $100 million in guaranties were available to be issued under the Salomon Guaranty Facility.

      The key terms of the amended Credit Agreement are as follows:

     * Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 2.75%. Through the amendment date, the rate was fixed at 3.00%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

     * The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 2.75%. Through the amendment date, the additional prime rate percentage was fixed at 0.50%. At March 31, 2002, the interest rate on the Partnership's borrowings was 5.25%.

     * The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.50%. Through the amendment date, the commitment fee was fixed at 0.50%.

     * The amount that the Partnership may have outstanding cumulatively in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base (as defined in the Credit Agreement) generally includes the Partnership's cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly.

     * Collateral under the Credit Agreement consists of all of the Partnership's accounts receivable, inventory, cash accounts, margin accounts and property and equipment.

     * The Credit Agreement contains covenants requiring a Current Ratio (as defined in the Credit Agreement), a Leverage Ratio (as defined in the Credit Agreement), an Interest Coverage Ratio (as defined in the Credit Agreement) and limitations on distributions to Unitholders.

   The terms above reflect the terms in the amended Credit Agreement. That amendment also provides that, should the Credit Agreement not be syndicated to reduce Citicorp's participation to $20 million by September 30, 2002, the interest rates, commitment fee rates and letter of credit fees will revert to those in the original Credit Agreement executed on December 19, 2001. The maximum rates in that agreement were 4.50% for letter of credit fees, LIBOR plus 4.50% for LIBOR-based loans, the prime rate plus 1.25% for prime rate loans and 0.75% for commitment fees.

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

      At March 31, 2002, the Partnership had $6.5 million of loans outstanding under the Credit Agreement. The outstanding loan balance is to be repaid by December 31, 2003; however, due to the revolving nature of the loans, additional borrowings and periodic repayments and re-borrowings may be made until that date. At March 31, 2002, the Partnership had $11.4 million and $13.2 million outstanding under Salomon guaranties for crude oil purchases related to March 2002 and April 2002, respectively.

      As a result of the Partnership's decision to reduce its level of bulk and exchange transactions, management of the Partnership expects that the Partnership's need for credit support in the form of guaranties or letters of credit to be less in 2002 than it was in 2001. However, any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit, which could restrict the Partnership's gathering and marketing activities due to the limitations of the Credit Agreement and Borrowing Base. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

   Contractual Obligation and Commercial Commitments

      In addition to the Credit Agreement discussed above, the Partnership has contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes these obligations and commitments at March 31, 2002 (in thousands).

                                          Payments Due by Period
                                 ------------------------------------------
                                         Less than   1 - 3   4 - 5  After 5
   Contractual Cash Obligations   Total    1 Year    Years    Years  Years
   ----------------------------   --------  -------  -------  ------  ------
      Long-term Debt             $  6,500  $     -  $ 6,500  $    -  $    -
      Operating Leases             18,323    3,992    7,761   4,021   2,549
      Unconditional Purchase
        Obligations <F1>           94,245   86,611    7,634       -       -
                                 --------  -------  -------  ------  ------
      Total Contractual Cash
        Obligations              $119,068  $90,603  $21,895  $4,021  $2,549
                                 ========  =======  =======  ======  ======

<F1>
The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at March 31, 2002, were used to value the obligations, such that actual obligations may differ from the amounts included above.

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

      Under the terms of the Credit Agreement, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million plus the total amount of the distribution. In order to exceed the required total, the Partnership will need to reduce working capital loans and/or the amount of letters of credit issued on the Partnership's behalf by Citicorp.

      For the first and second quarters of 2002, the Partnership will not pay a distribution as the excess of the Borrowing Base over the usage dropped below the required total. Management of the Partnership does not anticipate that the Partnership will pay any distributions in 2002 and is unsure when distributions will resume. Should distributions resume, the distribution per common unit will be based upon the Available Cash generated for that quarter, which may be less than $0.20 per unit.

      For the first quarter of 2001, the Partnership paid a distribution to the Common Unitholders and the General Partner of $0.20 per unit.

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

       Crude Oil Spill

          On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance, and the financial impact to the Partnership for the cost of the clean-up has not been material. As a result of this crude oil spill, certain federal and state regulatory agencies may impose fines and penalties that would not be covered by insurance.

       Sale of the General Partner by Salomon

          On May 14, 2002, Salomon sold its 100% ownership interest in the General Partner to a subsidiary of Denbury Resources, Inc. ("Denbury"). Denbury is an independent oil and gas company.

       New Accounting Standard

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

   Outlook

       Historically, the crude oil gathering and marketing business has been very competitive with thin and volatile profit margins. The ability to generate margin in the crude oil gathering and marketing business is not directly related to the absolute level of crude oil prices, but is generated by the difference between the price at which crude oil is sold and the price paid and other costs incurred in the purchase and transportation of the crude oil, as well as the volume of crude oil available for purchase. In order to maximize gross margin, management has been and will continue to analyze all aspects of its gathering and marketing business in order to make decisions associated with managing its marketing operations, field operations and administrative support.

       Another factor affecting crude oil gathering and marketing gross margins is changes in the domestic production of crude oil. Short-term and long-term crude oil price trends impact the amount of capital that producers have available to maintain existing production and to invest in developing crude reserves, which in turn impacts the amount of crude oil that is available to be gathered and marketed by Genesis and its competitors.
During the period from 1999 through 2001, crude oil prices were marked by significant volatility which made it very difficult to estimate the amount of crude oil available to purchase. Management expects to continue to be subject to volatility and long-term declines in the availability of crude oil production for purchase by Genesis.

       Genesis' gathering and marketing operations are also impacted by credit support costs in the form of guaranties and letters of credit. As stated above, gathering and marketing gross margins are not tied to the absolute prices of crude oil. In contrast, the per barrel cost of credit is a function of the absolute price of crude oil, such that, as crude oil prices rise, credit costs increase. In anticipation of the change to a smaller credit facility during the first quarter of 2002, management began making changes to its business model in the latter half of 2001 in order to be able to operate with a $100 million revolving credit facility with a higher per barrel cost. These changes resulted in a substantial decrease in the Partnership's bulk and exchange activity by the end of 2001. Had the Partnership continued to engage in its bulk and exchange activity, management believes that increases in the related cost of credit would have substantially offset the gross margin provided by that activity.
Additionally, the Partnership began reviewing its wellhead purchase contracts to determine whether margins under those contracts would support higher credit costs per barrel. In some cases where contract terms could not be renegotiated to improve margins after considering the higher cost of credit, contracts were cancelled.

       The cost of credit is impacted by the extent to which trade counterparties require credit support. In the aftermath of the Enron collapse, the Partnership experienced increased demand for credit from producers. Genesis then initiated a program to reduce the credit support provided to counterparties. As a result, demand for credit support decreased. No assurances can be made that such credit requirements will decrease further or that such credit support requirements will not increase over time.

       Like the gathering and marketing operations, prospects for Genesis' pipeline operations also are impacted by production declines. Declining production in the areas surrounding Genesis' pipelines have reduced tariff revenues while costs are expected either to remain fixed or to increase due to various conditions, including increasing insurance costs, new pipeline integrity management regulations and commercial and residential development over our pipeline right of ways. Consequently, pipeline gross margins are expected to decline unless Genesis obtains substantial increases in its tariff rates. Genesis has increased tariffs beginning in May 2002 in some areas and intends to pursue increases in tariff rates in other areas; however, it is uncertain whether such increases can be obtained and whether such increases will be sufficient to offset production declines in the pipeline operating areas and any increased maintenance and operating costs related to its pipelines.

       Based on the factors described above, management does not believe that it is feasible for Genesis to restore the distribution and grow it further, relying solely on internal growth. Genesis must make accretive acquisitions of qualified MLP assets to restore and increase distribution and increase value for Genesis' unitholders. On May 14, 2002, Salomon sold its 100% ownership interest in the General Partner to a subsidiary of Denbury Resources Inc.

       Genesis owns and operates a 261-mile pipeline system in Mississippi adjacent to several of Denbury's existing and prospective oil fields. Denbury is the largest oil and natural gas operator in the state of Mississippi. There may be mutual benefits to Denbury and Genesis due to this common production and transportation area. Because of the new relationship, Genesis may obtain certain commitments for increased crude oil volumes, while Denbury may obtain the certainty of transportation for its oil production at competitive market rates. As Denbury continues to acquire and develop old oil fields using carbon dioxide (CO2) based tertiary recovery operations, Denbury would expect to add crude oil gathering and CO2 supply infrastructure to these fields. Genesis may be able to provide or acquire this infrastructure and provide support to Denbury's development of these fields. Further, as the fields are developed over time, it may create increased demand for Genesis' crude oil transportation services.

       In order to increase the effectiveness of the Denbury related strategic opportunities, the Partnership continues to evaluate opportunities to dispose of underperforming assets and increase operating income by reducing nonessential expenditures. Based on anticipated business conditions for 2002, including certain restrictive covenants in Genesis' Credit Agreement, the Partnership does not expect to pay any cash distributions to unitholders during 2002. No assurance can be made that the Partnership will be able to grow the asset base or restore distributions to the unitholders.

       As discussed in Distributions above, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million plus the total amount of the distribution. If the Partnership meets this requirement, management does not expect to make distributions unless it believes such distributions and the Partnership's ability to meet the requirement of the Credit Agreement can be sustained on a reasonable basis.

   Forward Looking Statements

       The statements in this report on Form 10-Q that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although management of the General Partner believes that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that the Partnership's goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Price Risk Management and Financial Instruments

       The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange
("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At March 31, 2002, the Partnership used forward and option contracts in its hedging program with the latest contract being settled in May 2002. Information about these contracts is contained in the table set forth below.


                                                 Sell (Short)  Buy (Long)
                                                   Contracts  Contracts
                                                    -------     ------
        Crude Oil Inventory
          Volume (1,000 bbls)                                       50
          Carrying value (in thousands)                         $1,101
          Fair value (in thousands)                             $1,313

        Commodity Forward Contracts:
          Contract volumes (1,000 bbls)                 423        366
         Weighted average price per bbl             $ 24.12     $24.08

        Contract value (in thousands)               $10,191     $8,804
          Mark-to-market change (in thousands)          513        467
                                                    -------     ------
          Market settlement value (in thousands)    $10,704     $9,271
                                                    =======     ======

        Commodity Option Contracts:
          Contract volumes (1,000 bbls)                             10
          Weighted average strike price per bbl                 $20.00

        Contract value (in thousands)                           $    2
          Mark-to-market change (in thousands)                      (1)
                                                                ------
          Market settlement value (in thousands)                $    1
                                                                ======

       The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the March 31, 2002 closing prices of the applicable NYMEX futures contracts adjusted for location and grade differentials, as necessary.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   See Part I. Item 1. Note 10 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          10.1 Amended and Restated Credit Agreement dated as of May 3, 2002, between Genesis Crude Oil, L.P., Genesis Energy, L.L.C., Genesis Energy, L.P., Citicorp North America, Inc. and Certain Financial Institutions

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed on February 11, 2002, to file three press releases that had previously announced the receipt of $21 million from Enron Reserve Acquisition Corporation for the delivery of crude oil in November 2001 and the receipt of a commitment from Citicorp North America, Inc. to provide a two-year credit facility, the closing of the two-year credit facility with Citicorp North America, Inc., and the termination of the definitive agreement for the sale of its general partner, Genesis Energy, L.L.C. to GEL Acquisition Partnership.

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

                                         GENESIS ENERGY, L.P.
                                         (A Delaware Limited Partnership)

                                    By:  GENESIS ENERGY, L.L.C., as
                                         General Partner


Date:  May 14, 2002                 By:   /s/  Ross A. Benavides
                                          ------------------------------
                                          Ross A. Benavides
                                          Chief Financial Officer