Form 10-Q
period 2002-06-30
GENESIS ENERGY LP
filed 2002-08-12
CIK 1022321

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

                For the quarterly period ended June 30, 2002

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

                          This report contains 23 pages

                            GENESIS ENERGY, L.P.

                                  Form 10-Q

                                    INDEX



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            Page
                                                                         ----

         Consolidated Balance Sheets - June 30, 2002 and
           December 31, 2001                                               3

         Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 2002 and 2001                         4

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2002 and 2001                                    5

         Consolidated Statement of Partners' Capital for the Six
           Months Ended June 30, 2002                                      6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       22


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 23

                                       GENESIS ENERGY, L.P.
                                    CONSOLIDATED BALANCE SHEETS
                                           (In thousands)

                                                        June 30,  December 31,
                                                          2002         2001
                                                        --------     --------
                   ASSETS                             (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                            $  5,934     $  5,777
   Accounts receivable:
      Trade                                               72,508      160,734
      Related party                                            -        1,064
   Inventories                                                61        3,737
   Other                                                   5,015       10,788
                                                        --------     --------
      Total current assets                                83,518      182,100

FIXED ASSETS, at cost                                    115,313      115,336
   Less:  Accumulated depreciation                       (71,979)     (69,626)
                                                        --------     --------
      Net fixed assets                                    43,334       45,710

OTHER ASSETS, net of amortization                            675        2,303
                                                        --------     --------

TOTAL ASSETS                                            $127,527     $230,113
                                                        ========     ========

   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade                                             $ 77,428     $172,848
      Related party                                        2,866          697
   Accrued liabilities                                     9,789       10,144
                                                        --------     --------
      Total current liabilities                           90,083      183,689

LONG-TERM DEBT                                             1,500       13,900

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS                                           515          515

PARTNERS' CAPITAL
   Common unitholders, 8,625 units issued and
     outstanding                                          34,712       31,361
   General partner                                           717          648
                                                        --------     --------
      Total partners' capital                             35,429       32,009
                                                        --------     --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $127,527     $230,113
                                                        ========     ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            GENESIS ENERGY, L.P.
                         STATEMENTS OF OPERATIONS
                  (In thousands, except per unit amounts)
                                 (Unaudited)

                                            Three Months Ended     Six Months Ended
                                                June 30,                June 30,
                                             2002       2001       2002        2001
                                           --------   --------   --------   ----------
REVENUES:
   Gathering and marketing revenues
      Unrelated parties                    $235,890   $917,192   $467,781   $1,817,885
      Related parties                             -          -      3,036       25,900
   Pipeline revenues                          4,879      3,687      9,191        7,387
                                           --------   --------   --------   ----------
         Total revenues                     240,769    920,879    480,008    1,851,172
COST OF SALES:
   Crude costs, unrelated parties           223,892    908,575    450,709    1,799,093
   Crude costs, related parties               4,385          -      4,385       28,700
   Field operating costs                      4,014      3,890      8,004        7,963
   Pipeline operating costs                   2,256      2,623      5,250        5,000
                                           --------   --------   --------   ----------
      Total cost of sales                   234,547    915,088    468,348    1,840,756
                                           --------   --------   --------   ----------
GROSS MARGIN                                  6,222      5,791     11,660       10,416
EXPENSES:
   General and administrative                 2,204      2,999      4,292        5,726
   Depreciation and amortization              1,475      1,870      2,898        3,767
                                           --------   --------   --------   ----------

OPERATING INCOME                              2,543        922      4,470          923
OTHER INCOME (EXPENSE):
   Interest income                               10         48         15          119
   Interest expense                            (278)      (167)      (683)        (373)
   Change in fair value of derivatives         (355)     1,679     (1,057)       5,088
   Gain on asset disposals                      186         19        675          148
                                           --------   --------   --------   ----------

Income before minority interest and
   cumulative effect of change in
   accounting principle                       2,106      2,501      3,420        5,905

Minority interest                                 -          1          -            1
                                           --------   --------   --------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                    2,106      2,500      3,420        5,904

Cumulative effect of adoption of
  accounting principle, net of minority
  interest effect                                 -          -          -          467
                                           --------   --------   --------   ----------
NET INCOME                                 $  2,106   $  2,500   $  3,420   $    6,371
                                           ========   ========   ========   ==========

NET INCOME PER COMMON UNIT - BASIC AND DILUTED:
   Income before cumulative effect of
     change in accounting principle        $   0.24   $   0.28   $   0.39   $     0.67
                                           ========   ========   ========   ==========
   Cumulative effect of change in
     accounting principle, net of minority
     interest effect                       $      -   $      -   $      -   $     0.05
                                           ========   ========   ========   ==========
   Net Income                              $   0.24   $   0.28   $   0.39   $     0.72
                                           ========   ========   ========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON UNITS
   OUTSTANDING                                8,625      8,624      8,625        8,624
                                           ========   ========   ========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                GENESIS ENERGY, L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)



                                                              Six Months Ended
                                                                  June 30,
                                                              2002        2001
                                                            --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  3,420   $  6,371
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation                                             2,474      3,108
      Amortization of intangible assets                          424        659
      Cumulative effect of adoption of accounting principle        -       (467)
      Change in fair value of derivatives                      1,057     (5,088)
      Minority interest's equity in earnings                       -          1
      Gain on asset disposals                                   (675)      (148)
      Other noncash charges                                      810         30
      Changes in components of working capital -
         Accounts receivable                                  89,290      3,416
         Inventories                                           3,676        879
         Other current assets                                  5,773     (1,140)
         Accounts payable                                    (93,251)     2,060
         Accrued liabilities                                  (1,412)     7,351
                                                            --------    -------
Net cash provided by operating activities                     11,586     17,032
                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        (1,212)      (351)
   Change in other assets                                          1         (3)
   Proceeds from sales of assets                               2,182        433
                                                            --------    -------
Net cash provided by investing activities                        971         79
                                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt                                        (12,400)    (1,000)
   Distributions to common unitholders                             -     (3,449)
   Distributions to general partner                                -        (70)
                                                            --------    -------
Net cash used in financing activities                        (12,400)    (4,519)
                                                            --------    -------

Net increase in cash and cash equivalents                        157     12,592

Cash and cash equivalents at beginning of period               5,777      5,508
                                                            --------    -------

Cash and cash equivalents at end of period                  $  5,934    $18,100
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

                             GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              (In thousands)
                               (Unaudited)


                                                    Partners' Capital
                                            ---------------------------------
                                              Common       General
                                            Unitholders    Partner     Total

                                            -----------    -------    -------

Partners' capital at December 31, 2001      $    31,361    $   648    $32,009

Net income for the six months ended
   June 30, 2002                                  3,351         69      3,420
                                            -----------    -------    -------

Partners' capital at June 30, 2002          $    34,712    $   717    $35,429
                                            ===========    =======    =======



      The accompanying notes are an integral part of these consolidated financial statements.

                          GENESIS ENERGY, L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Offering

   Genesis Energy, L.P. ("GELP" or the "Partnership") was formed in December 1996 as an initial public offering of 8.6 million Common Units, representing limited partner interests in GELP of 98%. The general partner of GELP is Genesis Energy, Inc. (the "General Partner") which owns a 2% general partner interest in GELP. The General Partner is owned by Denbury Gathering & Marketing, Inc., a wholly-owned subsidiary of Denbury Resources Inc., ("Denbury"). Denbury acquired the General Partner from Salomon Smith Barney Holdings Inc. ("Salomon") and Salomon Brothers Holding Company Inc. on May 14, 2002. On May 15, 2002, Denbury converted Genesis Energy, L.L.C., a limited liability company, into Genesis Energy, Inc., a Delaware corporation.

   Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as GCOLP.

2.  Basis of Presentation

   The accompanying consolidated financial statements and related notes present the financial position as of June 30, 2002 and December 31, 2001 for GELP, the results of operations for the three and six months ended June 30, 2002 and 2001, cash flows for the six months ended June 30, 2002 and 2001 and changes in partners' capital for the six months ended June 30, 2002.

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

   Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended June 30, 2002 and 2001 was 8,625,000 and 8,624,000, respectively. For the 2002 and 2001 six month periods, the weighted average number of Common Units outstanding was 8,625,000 and 8,624,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

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

   In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Partnership does not believe that SFAS No. 145 will have a material effect on its results of operations.

   In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Partnership will adopt the provisions of SFAS No. 146 for restructuring activities initiated after
December 31, 2002.   SFAS No. 146 requires that the liability for costs
associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Partnership has not completed its analysis of the impact that SFAS No. 146 will have on its consolidated financial statements.

4.  Business Segment and Customer Information

   Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. ExxonMobil Corporation and Marathon Ashland Petroleum LLC accounted for 15% and 15%, respectively, of revenues in the first six months of 2002. No customer accounted for more than 10% of the Partnership's revenues in the same period in 2001.

5.  Inventory Reduction

   As a result of a change in the Partnership's operations to focus on its gathering activities, and due to changes made in its gathering business as a result of changes in its credit facilities, the Partnership determined that the volume of crude oil needed to ensure efficient and uninterrupted operation of its gathering business should be reduced. These crude oil volumes had been carried at their weighted average cost and classified as fixed assets. In the first six months of 2002, the Partnership realized additional gross margin of approximately $337,000 as a result of the sale of these volumes.

6.  Credit Resources and Liquidity

   In 2001, Genesis had a $300 million Master Credit Support Agreement ("Guaranty Facility") with Salomon and a $25 million working capital facility ("WC Facility") with BNP Paribas.

   Effective December 19, 2001, GCOLP entered into a two-year $130 million Senior Secured Revolving Credit Facility ("Credit Agreement") with Citicorp North America, Inc. ("Citicorp"). Citicorp and Salomon, the former owner of the Partnership's General Partner, are both wholly-owned subsidiaries of Citigroup Inc. The Credit Agreement replaced the Guaranty Facility and the WC Facility.

   In May 2002, the Partnership elected, under the terms of the Credit Agreement, to amend the Credit Agreement to reduce the maximum facility amount to $80 million. The Credit Agreement has a $25 million sublimit for working capital loans. Any amount not being used for working capital loans is available for letters of credit to support crude oil purchases.

   During the first four months of 2002, Salomon continued to provide guaranties to the Partnership's counterparties under a transition arrangement between Salomon, Citicorp and the Partnership. For crude oil purchases in January 2002 through April 2002, a maximum of $100 million, respectively, in guaranties were available to be issued under the Salomon guaranty facility. Beginning with May 2002, Citicorp provided letters of credit to the Partnership's counterparties.

   The key terms of the amended Credit Agreement are as follows:

     * Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 2.75%. At June 30, 2002, the rate was 2.25%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

     * The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 2.75%. At June 30, 2002, the interest rate on the Partnership's borrowings was 4.75%.

     * The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.50%. At June 30, 2002, the commitment fee was 0.375%.

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

   Distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Credit Agreement for every day of the quarter by at least $20 million. The Partnership did not meet this test in the first two quarters of 2002; therefore, no distributions have been or will be paid for those quarters. See additional discussion below under "Distributions".

   At June 30, 2002, the Partnership had $1.5 million of loans outstanding under the Credit Agreement. The outstanding loan balance is to be repaid by December 31, 2003; however, due to the revolving nature of the loans, additional borrowings and periodic repayments and re-borrowings may be made until that date. At June 30, 2002, the Partnership had letters of credit outstanding of $14.1 million and $13.4 million under the Credit Agreement related to June 2002 and July 2002, respectively, for crude oil purchases.

   Distributions

      Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. As a result of the restructuring approved by Unitholders in December 2000, the target minimum quarterly distribution ("MQD") for each quarter was reduced to $0.20 per unit. The Partnership has not made distributions since the fourth quarter of 2001 due to covenants in the Credit Agreement.

      Under the terms of the Credit Agreement, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million. For the first and second quarters of 2002, the Partnership did not and will not pay a distribution as the excess of the Borrowing Base over the usage did not exceed $20 million for every day in the quarter. It is unclear when the Partnership will meet the distribution test in the Citicorp Credit Facility or when distributions will resume. Should distributions resume, the distribution per common unit may be less than $0.20 per unit.

      The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

7.  Transactions with Related Parties

   Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Salomon was a related party during 2001 and through May 14, 2002. Denbury became a related party on May 14, 2002, when it acquired the General Partner. The amounts below include transactions during the periods when Salomon and Denbury were related parties.

   Sales and Purchases of Crude Oil

      A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                          Six Months     Six Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              2002          2001
                                             ------       -------
      Sales to Salomon affiliates            $3,036       $25,900
      Purchases from Salomon affiliates      $    -       $28,700
      Purchases from Denbury affiliates      $4,385

      Purchases from Denbury are secured by letters of credit.

   General and Administrative Services

      The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $8,970,000 and $9,422,000 for the six months ended June 30, 2002 and 2001, respectively.

   Credit Facilities

      As discussed in Note 6, Citicorp provides a Credit Agreement to the Partnership. During the first four months of 2002, Salomon provided guaranties under a transition arrangement. For the six months ended June 30, 2002 and 2001, the Partnership incurred $61,000 and $423,000, respectively, for guarantee fees under the Guaranty Facility. From January 1, 2002, until May 14, 2002, when Citicorp ceased to be a related party, the Partnership incurred letter of credit fees, interest and commitment fees totaling $396,000 under the Credit Agreement.

8.  Supplemental Cash Flow Information

   Cash received by the Partnership for interest was $15,000 and $140,000 for the six months ended June 30, 2002 and 2001, respectively. Payments of interest were $338,000 and $283,000 for the six months ended June 30, 2002 and 2001, respectively.

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

   On January 1, 2001, the Partnership recorded a cumulative gain for the effect of the adoption of SFAS No. 133, net of minority interest of $0.5 million.

   The fair value of the Partnership's net asset for derivatives had decreased by $1.1 million for the six months ended June 30, 2002, which is reported as a loss in the consolidated statement of operations under the caption "Change in fair value of derivatives." The consolidated balance sheet includes $1.5 million in other current assets and $0.5 million in accrued liabilities as a result of recording the fair value of derivatives. In 2002 and 2001, the Partnership did not designate any of its derivatives as hedging instruments under SFAS No. 133.

10.  Contingencies

   Unitholder Litigation

      On June 7, 2000, Bruce E. Zoren, a holder of units of limited partner interests in the partnership, filed a putative class action complaint in the Delaware Court of Chancery, No. 18096-NC, seeking to enjoin the restructuring and seeking damages. Defendants named in the complaint include the Partnership, Genesis Energy L.L.C., members of the board of directors of Genesis Energy, L.L.C., and Salomon Smith Barney Holdings Inc. The plaintiff alleges numerous breaches of fiduciary duty loyalty owed by the defendants to the purported class in connection with making a proposal for restructuring.
In November 2000, the plaintiff amended its complaint. In response, the defendants removed the amended complaint to federal court. On March 27, 2002, the federal court dismissed the suit; however, the plaintiff filed a motion to alter or amend the judgment. On May 15, 2002, the federal court denied the motion to alter or amend. The time for an appeal to be taken expired without an appeal being filed. On June 11, 2002, the plaintiff refiled the original complaint in the Delaware Court of Chancery, No. 19694-NC. Management of the General Partner believes that the complaint is without merit and intends to vigorously defend the action.

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

      The Partnership is subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance. The Partnership's management has made an assessment of its potential environmental exposure, and primarily as a result of the spill from the Mississippi System, an accrual of $1.5 million was recorded for the year ended December 31, 2001.

      The Partnership is subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Partnership.

11.  Subsequent Event

   On July 31, 2002, Genesis Energy, Inc. ("Genesis") amended Section 11.2 of the Second Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. ("the Partnership Agreement") to broaden the right of the Common Unitholders to remove the general partner of Genesis Energy, L.P. ("GELP"). Prior to this amendment, the general partner could only be removed for cause and with approval by holders of two-thirds or more of the outstanding limited partner interests in GELP. As amended, the Partnership Agreement provides that, with the approval of at least a majority of the limited partners in GELP, the general partner also may be removed without cause. Any limited partner interests held by the general partner and its affiliates are to be excluded from such a vote.

   The amendment further provides that if it is proposed that the removal is without cause and an affiliate of Denbury is the general partner to be removed and not proposed as a successor, then any action for removal must also provide for Denbury to be granted an option effective upon its removal to purchase GELP's Mississippi pipeline system at a price that is 110 percent of its fair market value at that time. Fair value is to be determined by agreement of two independent appraisers, one chosen by the successor general partner and the other by Denbury or if they are unable to agree, the mid-point of the values determined by them.

   The amendment was negotiated on behalf of GELP by the audit committee of the board of directors of Genesis. Upon determination of its fairness, including obtaining an opinion from the investment banking firm of the GulfStar Group as to the amendment's fairness to the Common Unitholders of GELP and an opinion from Delaware legal counsel as to the form of the amendment, the audit committee recommended approval of the amendment to the board of directors of Genesis.

                                  GENESIS ENERGY, L.P.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Genesis Energy, L.P., operates crude oil common carrier pipelines and is an independent gatherer and marketer of crude oil in North America, with operations concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Results of Operations

   Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                         2002      2001       2002      2001
                                       -------   --------   -------   --------
Gross margin
   Gathering and marketing             $ 3,599   $  4,727   $ 7,719   $  8,029
   Pipeline                            $ 2,623   $  1,064   $ 3,941   $  2,387

General and administrative expenses    $ 2,204   $  2,999   $ 4,292   $  5,726

Depreciation and amortization          $ 1,475   $  1,870   $ 2,898   $  3,767

Operating income (loss)                $ 2,543   $    922   $ 4,470   $    923

Interest income (expense), net         $  (268)  $   (119)  $  (668)  $   (254)

Change in fair value of derivative     $  (355)  $  1,679   $(1,057)  $  5,088

Gain on asset disposals                $   186   $     19   $   675   $    148

Barrels per day
   Wellhead                             65,497     83,916    66,476     88,480
   Bulk and exchange                    38,338    293,589    52,647    281,085
   Pipeline                             75,576     87,114    75,493     88,280

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

   In our gathering and marketing business, Genesis seeks to purchase and sell crude oil at points along the Distribution Chain where we can achieve positive gross margins. Genesis generally purchases crude oil at prevailing prices from producers at the wellhead under short-term contracts. Genesis then transports the crude along the Distribution Chain for sale to or exchange with customers. Additionally, Genesis enters into exchange transactions with third parties. Genesis generally enters into exchange transactions only when the cost of the exchange is less than the alternate cost we would incur in transporting or storing the crude oil. In addition, Genesis often exchanges one grade of crude oil for another to maximize margins or meet contract delivery requirements. Prior to the first quarter of 2002, Genesis purchased crude oil in bulk at major pipeline terminal points. These bulk and exchange transactions are characterized by large volumes and narrow profit margins on purchases and sales.

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

   Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

      Gross margin from gathering and marketing operations was $7.7 million for the six months ended June 30, 2002, as compared to $8.0 million for the six months ended June 30, 2001.

      The factors affecting gross margin were:

      * a decrease of 68 percent in wellhead, bulk and exchange purchase volumes between 2001 and 2002, resulting in a decrease in gross margin of $11.4 million;

      * an increase in gross margin of $10.2 million due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

      * a $0.3 million increase in gross margin in the 2002 period as a result of the sale of crude oil that is no longer needed to ensure efficient and uninterrupted operations; and

      * a decrease of $0.6 million in credit costs due primarily to the reduction in bulk and exchange transactions.

      Pipeline gross margin was $3.9 million for the six months ended June 30, 2002, as compared to $2.4 million for the six months in 2001. The factors affecting pipeline gross margin were:

      * an increase in revenues from sales of pipeline loss allowance barrels of $1.1 million primarily as a result of higher crude prices;

      * an increase of 29 percent in the average tariff on shipments resulting in an increase in revenue of $1.6 million;

      * a decrease in throughput of 14% between the two periods, resulting in a revenue decrease of $1.0 million; and

      * an increase in pipeline operating costs of $0.2 million in the 2002 period primarily due to increased insurance costs of $0.1 million and increases in contract service costs totaling $0.3 million, offset by reduced power costs of $0.2 million due to electricity deregulation in Texas.

      General and administrative expenses decreased $1.4 million between the 2002 and 2001 six month periods. This decrease is primarily attributable to the elimination of personnel and costs involved in bulk and exchange activities totaling $0.8 million, and a change to the Partnership's bonus program to eliminate bonuses unless distributions are being paid which resulted in no accrual in the 2002 period. An accrual of $0.6 million was recorded for bonus expense in the 2001 period.

      Depreciation and amortization expense declined $0.9 million between the six month periods. As a result of the impairment of the pipeline assets in 2001, the value to be depreciated was reduced.

      Interest expense increased $0.4 million due to an increase in commitment fees. In 2001, the Partnership paid commitment fees on the unused portion of its $25 million facility with BNP Paribas. In the 2002 period, the Partnership paid commitment fees on the unused portion of the Credit Agreement with Citicorp. From January 1, 2002, until May 3, 2002, that facility maximum was $130 million. At May 3, 2002, the Credit Agreement was reduced to a maximum of $80 million.

   The fair value of the Partnership's net asset for derivatives had decreased by $1.1 million for the six months ended June 30, 2002. The fair value of derivative contracts at June 30, 2002, was determined using the sources for fair value as shown in the table below (in thousands).

                                 Fair Value of Contracts at Period-End
                            --------------------------------------------
                            Maturity   Maturit   Maturity in
                           less than      3-6     Excess of      Total
   Source of Fair Value     3 Months    Months     6 Months    Fair Value
   --------------------     --------   --------   ----------   ---------
Prices actively quoted      $    950   $      -   $        -   $     950
Prices provided by other
  external sources                 -          -            -           -
Prices based on models and
  other valuation methods         87          -            -          87
                            --------   --------   ----------   ---------
Total                       $  1,037   $      -   $        -   $   1,037
                            ========   ========   ==========   =========

   The consolidated balance sheet includes $1.5 million in other current assets and $0.5 million in accrued liabilities as a result of recording the fair value of derivatives. The Partnership has not designated any of its derivatives as hedging instruments.

      The gain on asset disposals in the 2002 period resulted primarily from the sale of the Partnership's memberships in the New York Mercantile Exchange ("NYMEX") and the sale of excess land and a building. The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

   Three Months Ended June 30, 2002 Compared with Three Months Ended June 30,
2001

      Gross margin from gathering and marketing operations was $3.6 million for the quarter ended June 30, 2002, as compared to $4.7 million for the quarter ended June 30, 2001.

      The factors affecting gross margin were:

      * a decrease of 72 percent in wellhead, bulk and exchange purchase volumes between 2001 and 2002, resulting in a decrease in gross margin of $6.5 million;

      * a increase in gross margin of $5.3 million due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

      * a decrease of $0.2 million in credit costs due primarily to the reduction in bulk and exchange transactions; and

      * an increase of $0.1 million in field costs due to increased personnel costs.

      Pipeline gross margin was $2.6 million for the quarter ended June 30, 2002, as compared to $1.1 million for the second quarter of 2001. The factors affecting pipeline gross margin were:

      * a decrease in throughput of 13 percent between the two periods, resulting in a revenue decrease of $0.4 million;

      * an increase in revenues from sales of pipeline loss allowance barrels of $0.1 million primarily as a result of higher crude prices;

      * an increase of 54 percent in the average tariff on shipments resulting in an increase of $1.5 million in revenue; and

      * a decrease in pipeline operating costs of $0.3 million in the 2002 period primarily due to reduced power costs of $0.1 million due to electricity deregulation in Texas, decreased maintenance and repair costs totaling $0.2 million, decreases in other operating costs totaling $0.1 million, offset by an increase in insurance costs of approximately $0.1 million.

      General and administrative expenses decreased $0.8 million during the three months ended June 30, 2002 as compared to the same period in 2001. The primary factors in this decrease were the elimination of personnel and costs involved in bulk and exchange activities and the change to the Partnership's bonus program.

      Interest costs were $0.1 million higher in the 2002 quarter due primarily to the increased commitment under credit facilities for which commitment fees were owed.

Liquidity and Capital Resources

   Cash Flows

      Cash flows provided by operating activities were $11.6 million for the six months ended June 30, 2002. In the 2001 six-month period, cash flows provided by operating activities were $17.0 million. The change between the two periods is primarily due to the timing of payment for NYMEX transactions and related margin calls in 2001.

      For the six months ended June 30, 2002 and 2001, cash flows provided by investing activities were $1.0 million and $0.1 million, respectively. In 2002, the Partnership received cash totaling $2.2 million from the sale of the NYMEX seats and a surplus building and land. The Partnership expended $1.2 million for property additions, primarily on its pipeline systems. In 2001, the Partnership received $0.4 million from the sale of surplus assets, most of which was used for property and equipment additions related primarily to pipeline operations.

      Cash flows used in financing activities by the Partnership during the first six months of 2002 totaled $12.4 million. The Partnership reduced the balance owed under the Credit Agreement by $12.4 million. In the prior year period, the Partnership paid distributions to the common unitholders and the general partner totaling $3.5 million and repaid debt of $1.0 million.

   Working Capital and Credit Resources

      Effective December 19, 2001, GCOLP entered into a two-year $130 million Senior Secured Revolving Credit Facility ("Credit Agreement") with Citicorp. Citicorp and Salomon, the former owner of the Partnership's General Partner, are both wholly-owned subsidiaries of Citigroup Inc.

      In May 2002, Genesis elected, under the terms of the Credit Agreement, to amend the Credit Agreement to reduce the maximum facility amount to $80 million. The Credit Agreement has a $25 million sublimit for working capital loans. Any amount not being used for working capital loans is available for letters of credit to support crude oil purchases.

      During the first four months of 2002, Salomon continued to provide guaranties to the Partnership's counterparties under a transition arrangement between Salomon, Citicorp and the Partnership. For crude oil purchases in January 2002 through April 2002, a maximum of $100 million in guaranties were available to be issued under the Salomon Guaranty Facility. Beginning with May 2002, Citicorp provided letters of credit to the Partnership's counterparties.

      The key terms of the amended Credit Agreement are as follows:

      * Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 2.75%. At June 30, 2002, the rate was 2.25%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

      * The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 2.75%. At June 30, 2002, the interest rate on the Partnership's borrowings was 4.75%.

      * The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.50%. At June 30, 2002, the commitment fee was 0.375%.

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

      At June 30, 2002, the Partnership had $1.5 million of loans outstanding under the Credit Agreement. The outstanding loan balance is to be repaid by December 31, 2003; however, due to the revolving nature of the loans, additional borrowings and periodic repayments and re-borrowings may be made until that date. At June 30, 2002, the Partnership had letters of credit outstanding totaling $14.1 million and $13.4 million under the Credit Agreement for crude oil purchases related to June 2002 and July 2002, respectively.

      As a result of the Partnership's decision to reduce its level of bulk and exchange transactions, management of the Partnership expects that the Partnership's need for credit support in the form of letters of credit to be less in 2002 than it was in 2001. However, any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit, which could restrict the Partnership's gathering and marketing activities due to the limitations of the Credit Agreement and Borrowing Base. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

   Contractual Obligation and Commercial Commitments

      In addition to the Credit Agreement discussed above, the Partnership has contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes these obligations and commitments at June 30, 2002 (in thousands).

                                                        Payments Due by Period
                                           -----------------------------------------------
                                                     Less than    1 - 3     4 - 5   After 5
Contractual Cash Obligations                Total      1 Year     Years     Years    Years
----------------------------               --------   --------   -------   ------   ------
Long-term Debt                             $  1,500   $      -   $ 1,500   $    -   $    -
Operating Leases                             26,985      5,894    11,377    4,703    5,011
Unconditional Purchase Obligations <F1>      96,663     95,069     1,594       -         -
                                           --------   --------   -------   ------   ------
Total Contractual Cash Obligations         $125,148   $100,963   $14,471   $4,703   $5,011
                                           ========   ========   =======   ======   ======

<F1>
The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices.  For purposes of this table, market prices at June 30, 2002, were used to value the obligations, such that actual obligations may differ from the amounts included above.

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

      For the first and second quarters of 2002, the Partnership will not pay a distribution as the excess of the Borrowing Base over the usage dropped below the required total. It is unclear when the Partnership will meet the distribution test in the Citicorp Credit Facility and when distributions will resume. Should distributions resume, the distribution per common unit may be less than $0.20 per unit.

      For each of the first two quarters of 2001, the Partnership paid a distribution to the Common Unitholders and the General Partner of $0.20 per unit.

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

   Amendment to Partnership Agreement

      On July 31, 2002, Genesis Energy, Inc. ("Genesis") amended Section 11.2 of the Second Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. ("the Partnership Agreement") to broaden the right of the Common Unitholders to remove the general partner of Genesis Energy, L.P. ("GELP"). Prior to this amendment, the general partner could only be removed for cause and with approval by holders of two-thirds or more of the outstanding limited partner interests in GELP. As amended, the Partnership Agreement provides that, with the approval of at least a majority of the limited partners in GELP, the general partner also may be removed without cause. Any limited partner interests held by the general partner and its affiliates are to be excluded from such a vote.

      The amendment further provides that if it is proposed that the removal is without cause and an affiliate of Denbury is the general partner to be removed and not proposed as a successor, then any action for removal must also provide for Denbury to be granted an option effective upon its removal to purchase GELP's Mississippi pipeline system at a price that is 110 percent of its fair market value at that time. Fair value is to be determined by agreement of two independent appraisers, one chosen by the successor general partner and the other by Denbury or if they are unable to agree, the mid-point of the values determined by them.

      The amendment was negotiated on behalf of GELP by the audit committee of the board of directors of Genesis. Upon determination of its fairness, including obtaining an opinion from the investment banking firm of the GulfStar Group as to the amendment's fairness to the Common Unitholders of GELP, and an opinion from Delaware legal counsel as to the form of the amendment, the audit committee recommended approval of the amendment to the board of directors of Genesis.

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

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS
No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Partnership does not believe that SFAS No. 145 will have a material effect on its results of operations.

   In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Partnership will adopt the provisions of SFAS No. 146 for restructuring activities initiated after
December 31, 2002.   SFAS No. 146 requires that the liability for costs
associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Partnership has not completed its analysis of the impact that SFAS No. 146 will have on its consolidated financial statements.

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

   Genesis' gathering and marketing operations are also impacted by credit support costs in the form of letters of credit. As stated above, gathering and marketing gross margins are not tied to the absolute prices of crude oil. In contrast, the per barrel cost of credit is a function of the absolute price of crude oil, such that, as crude oil prices rise, credit costs increase. In anticipation of the change to a smaller credit facility during the first quarter of 2002, management began making changes to its business model in the latter half of 2001 in order to be able to operate with a much smaller revolving credit facility with a higher per barrel cost. These changes resulted in a substantial decrease in the Partnership's bulk and exchange activity by the end of 2001. Had the Partnership continued to engage in its bulk and exchange activity, management believes that increases in the related cost of credit would have substantially offset the gross margin provided by that activity. Additionally, the Partnership began reviewing its wellhead purchase contracts to determine whether margins under those contracts would support higher credit costs per barrel. In some cases where contract terms could not be renegotiated to improve margins after considering the higher cost of credit, contracts were cancelled.

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

   Like the gathering and marketing operations, prospects for Genesis' pipeline operations also are impacted by production declines. Declining production in the areas surrounding Genesis' pipelines have reduced tariff revenues while costs are expected either to remain fixed or to increase due to various conditions, including increasing insurance costs, new pipeline integrity management regulations and commercial and residential development over our pipeline right of ways. Consequently, pipeline gross margins are expected to decline unless Genesis obtains substantial increases in its tariff rates. Genesis increased tariffs beginning in May 2002 in some areas. It is uncertain whether further increases can be obtained and whether the increases that were made will be sufficient to offset production declines in the pipeline operating areas and any increased maintenance and operating costs related to its pipelines.

   On May 14, 2002, Salomon sold its 100% ownership interest in the General Partner to a subsidiary of Denbury. Genesis owns and operates a 261-mile pipeline system in Mississippi adjacent to several of Denbury's existing and prospective oil fields. Denbury is the largest oil and natural gas operator in the state of Mississippi. There may be mutual benefits to Denbury and Genesis due to this common production and transportation area. Because of the new relationship, Genesis may obtain certain commitments for increased crude oil volumes, while Denbury may obtain the certainty of transportation for its oil production at competitive market rates. As Denbury continues to acquire and develop old oil fields using carbon dioxide (CO2) based tertiary recovery operations, Denbury would expect to add crude oil gathering and CO2 supply infrastructure to these fields. Genesis may be able to provide or acquire this infrastructure and provide support to Denbury's development of these fields. Further, as the fields are developed over time, it may create increased demand for Genesis' crude oil transportation services.

   In order to increase the effectiveness of the Denbury related strategic opportunities, the Partnership continues to evaluate opportunities to dispose of underperforming assets and increase operating income by reducing nonessential expenditures. Since management believes that its most significant growth opportunities will revolve around the Mississippi System due to Denbury's ownership of its general partner, most of the asset optimization analysis is currently focused on the Texas System and the Jay System.

   Management is reviewing strategic opportunities for the Texas System. While recent tariff increases have improved the outlook for this system, management continues to examine opportunities for every part of the system to determine if each segment should be sold, abandoned, or invested in for further growth.

   Management believes that the highest and best use of the Jay system in Florida/Alabama would be to convert it to natural gas service. Genesis has entered into strategic alliance with parties in the region to explore this opportunity. Part of the process will involve finding alternative methods for Genesis to continue to provide crude oil transportation services in the area. While management believes this initiative has long-term potential, it is not expected to have a substantial impact on the Partnership during 2002 or 2003.

   The financial performance of the Partnership exceeded expectations for the first half of 2002. Management expects similar results for the remainder of this year. Based on the improved performance during the first half of the year, the Partnership may meet the restrictive covenant in the Citicorp Credit Agreement limiting its ability to make distributions as soon as the third quarter of 2002. As discussed in Distributions above, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million plus the total amount of the distribution. If the Partnership meets this requirement, it may resume distributions sooner than previously expected. In determining the amount of distribution for any future quarter, the Partnership will consider its ability to sustain such distributions on a reasonable basis with its existing asset base, capital requirements to maintain and optimize the performance of its asset base, its ability to finance its existing capital requirements and accretive acquisitions, and the potential for unitholders being allocated taxable income from the Partnership. If distributions are resumed, such distributions may be for amounts less that $0.20 per unit.

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

   * the cost of obtaining liability and property insurance at a reasonable cost;

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

   * the costs of testing under the Integrity Management Program and any repairs required as a result of that testing;

   * the Partnership's success in increasing tariff rates on its common carrier pipelines and retaining the volumes shipped;

   * the results of the Partnership's exploration of opportunities to convert the Jay pipeline system to natural gas service and finding alternative methods to continue crude oil service in the area;

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Price Risk Management and Financial Instruments

       The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. The Partnership utilizes New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to these market price fluctuations. Management believes the hedging program has been effective in minimizing overall price risk. At June 30, 2002, the Partnership used forward contracts in its hedging program with the latest contract being settled in July 2002. Information about these contracts is contained in the table set forth below.


                                            Sell (Short) Buy (Long)
                                             Contracts   Contracts
                                               -------   -------
Crude Oil Inventory:
   Volume (1,000 bbls)                              19
   Carrying value (in thousands)               $   511
   Fair value (in thousands)                   $   501

Commodity Forward Contracts:
   Contract volumes (1,000 bbls)                   260       260
   Weighted average price per bbl              $ 25.46   $ 25.67

   Contract value (in thousands)               $ 6,619   $ 6,673
   Mark-to-market change (in thousands)            180       174
                                               -------   -------
   Market settlement value (in thousands)      $ 6,799   $ 6,847
                                               =======   =======

       The table above presents notional amounts in barrels, the weighted average contract price, total contract amount in U.S. dollars and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 2002 closing prices of the applicable NYMEX futures contract adjusted for location and grade differentials, as necessary.

                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   See Part I. Item 1. Note 10 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit 99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

        A report on Form 8-K was filed on May 2, 2002 to announce a change in Genesis' Certifying Accountants from Arthur Andersen LLP to Deloitte
& Touche LLP.

        A report on Form 8-K was filed on May 6, 2002 announcing that Denbury Resources Inc. would purchase the general partner of Genesis Energy, L.P. from Salomon.

                                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENESIS ENERGY, L.P.
                                              (A Delaware Limited Partnership)

                                         By:  GENESIS ENERGY, INC, as
                                                General Partner


Date:  August 12, 2002                   By:  /s/  Ross A. Benavides
                                              ----------------------------
                                              Ross A. Benavides
                                              Chief Financial Officer