Form 10-Q
period 2002-09-30
GENESIS ENERGY LP
filed 2002-11-12
CIK 1022321

==============================================================================


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             -----------------------


                                   FORM 10-Q



            [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

==============================================================================

                          This report contains 26 pages

                             GENESIS ENERGY, L.P.

                                   Form 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            Page
                                                                         ----
         Consolidated Balance Sheets - September 30, 2002 (Unaudited)
           and December 31, 2001                                           3

         Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2002 and 2001 (Unaudited)            4

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2002 and 2001 (Unaudited)                   5

         Consolidated Statement of Partners' Capital for the Nine
           Months Ended September 30, 2002 (Unaudited)                     6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       21

Item 4.  Controls and Procedures                                          23


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                24

Item 6.  Exhibits and Reports on Form 8-K                                 24


SIGNATURES                                                                24

CERTIFICATIONS                                                            25

                            GENESIS ENERGY, L.P.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                                           September 30, December 31,
                                                 2002       2001
                                              --------    --------
                      ASSETS                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                   $  4,939    $  5,777
  Accounts receivable:
    Trade                                       72,115     160,734
    Related party                                    -       1,064
  Inventories                                    3,326       3,737
  Other                                          4,606      10,788
                                              --------    --------
    Total current assets                        84,986     182,100

FIXED ASSETS, at cost                          116,019     115,336
  Less:  Accumulated depreciation              (73,089)    (69,626)
                                              --------    --------
    Net fixed assets                            42,930      45,710

OTHER ASSETS, net of amortization                  463       2,303
                                              --------    --------

TOTAL ASSETS                                  $128,379    $230,113
                                              ========    ========

  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable -
    Trade                                     $ 79,518    $172,848
    Related party                                4,908         697
  Accrued liabilities                            7,906      10,144
                                              --------    --------
    Total current liabilities                   92,332     183,689

LONG-TERM DEBT                                       -      13,900

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS                                 515         515

PARTNERS' CAPITAL
  Common unitholders, 8,625 units issued
    and outstanding                             34,814      31,361
  General partner                                  718         648
                                              --------    --------
    Total partners' capital                     35,532      32,009
                                              --------    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $128,379    $230,113
                                              ========    ========

         The accompanying notes are an integral part of these consolidated financial statements.

                          GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per unit amounts)
                              (Unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                         2002       2001       2002        2001
                                                       --------   --------   --------   ----------
REVENUES:
  Gathering and marketing revenues
    Unrelated parties                                  $209,916   $817,995   $677,697   $2,635,880
    Related parties                                           -          -      3,036       25,900
  Pipeline revenues                                       6,434      3,652     15,625       11,039
                                                       --------   --------   --------   ----------
      Total revenues                                    216,350    821,647    696,358    2,672,819
COST OF SALES:
  Crude costs unrelated parties                         193,469    804,035    644,178    2,603,128
  Crude costs related parties                             9,181      4,735     13,566       33,435
  Field operating costs                                   4,021      3,853     12,025       11,816
  Pipeline operating costs                                4,911      2,763     10,161        7,763
                                                       --------   --------   --------   ----------
    Total cost of sales                                 211,582    815,386    679,930    2,656,142
                                                       --------   --------   --------   ----------
GROSS MARGIN                                              4,768      6,261     16,428       16,677
EXPENSES:
  General and administrative                              2,060      2,969      6,352        8,695
  Depreciation and amortization                           1,412      1,863      4,310        5,630
                                                       --------   --------   --------   ----------

OPERATING INCOME                                          1,296      1,429      5,766        2,352
OTHER INCOME (EXPENSE):
  Interest income                                            30         34         45          153
  Interest expense                                         (209)      (153)      (892)        (526)
  Change in fair value of derivatives                    (1,037)    (1,589)    (2,094)       3,499
  Gain on asset sales                                        23         12        698          160
                                                       --------   --------   --------   ----------

Income (loss) before minority interest and cumulative
  effect of change in accounting principle                  103       (267)     3,523        5,638

Minority interest                                             -          -          -            1
                                                       --------   --------   --------   ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      103       (267)     3,523        5,637

Cumulative effect of adoption of accounting principle,
  net of minority interest effect                             -          -          -          467
                                                       --------   --------   --------   ----------

NET INCOME (LOSS)                                      $    103   $   (267)  $  3,523   $    6,104
                                                       ========   ========   ========   ==========

NET INCOME (LOSS) PER COMMON UNIT - BASIC AND DILUTED:
Income (loss) before cumulative effect of change in
  accounting principle                                 $   0.01   $  (0.03)  $   0.40   $     0.64
Cumulative effect of change in accounting principle,
  net of minority interest effect                             -          -          -         0.05
                                                       --------   --------   --------   ----------
Net Income (loss)                                      $   0.01   $  (0.03)  $   0.40   $     0.69
                                                       ========   ========   ========   ==========
NUMBER OF COMMON UNITS OUTSTANDING                        8,625      8,624      8,625        8,624
                                                       ========   ========   ========   ==========

                   The accompanying notes are an integral part of these
                         consolidated financial statements.

                              GENESIS ENERGY, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                            Nine Months Ended
                                                               September 30,
                                                             2002        2001
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  3,523    $  6,104
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities -
    Depreciation                                              3,674       4,641
    Amortization of intangible assets                           636         989
    Cumulative effect of adoption of accounting principle         -        (467)
    Change in fair value of derivatives                       2,094      (3,499)
    Minority interest equity in earnings                          -           1
    Gain on sales of fixed assets                              (698)       (160)
    Other noncash charges                                     1,500          45
    Changes in components of working capital -
      Accounts receivable                                    89,683      99,443
      Inventories                                             1,967      (1,391)
      Other current assets                                    6,182      (7,510)
      Accounts payable                                      (89,119)    (93,596)
      Accrued liabilities                                    (5,832)      3,348
                                                           --------    --------
Net cash provided by operating activities                    13,610       7,948
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (2,753)       (745)
  Change in other assets                                          1          (1)
  Proceeds from sales of assets                               2,204         446
                                                           --------    --------
Net cash used in investing activities                          (548)       (300)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under Loan Agreement          (13,900)      2,000
  Distributions to common unitholders                             -      (5,173)
  Distributions to general partner                                -        (105)
  Distributions to minority interest owner                        -          (1)
  Purchase of treasury units                                      -          (6)
                                                           --------    --------
Net cash used in financing activities                       (13,900)     (3,285)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents           (838)      4,363

Cash and cash equivalents at beginning of period              5,777       5,508
                                                           --------    --------

Cash and cash equivalents at end of period                 $  4,939    $  9,871
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

                          GENESIS ENERGY, L.P.
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (In thousands)
                               (Unaudited)


                                                    Partners' Capital
                                             -----------------------------
                                                Common    General
                                             Unitholders  Partner   Total
                                             -----------  ------   -------
Partners' capital at December 31, 2001       $    31,361  $  648   $32,009

Net income for the nine months ended
  September 30, 2002                               3,453      70     3,523
                                             -----------  ------   -------

Partners' capital at September 30, 2002      $    34,814  $  718   $35,532
                                             ===========  ======   =======


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

2.  Basis of Presentation

  The accompanying consolidated financial statements and related notes present the financial position as of September 30, 2002 and December 31, 2001 for GELP, the results of operations for the three and nine months ended September 30, 2002 and 2001, cash flows for the nine months ended September 30, 2002 and 2001 and changes in partners' capital for the nine months ended September 30, 2002.

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

    Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended September 30, 2002 and 2001 was 8,625,000 and 8,624,000, respectively. For the 2002 and 2001 nine month periods, the weighted average number of Common Units outstanding was 8,625,000 and 8,624,000, respectively. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

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

    SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for Impairment on Disposal of Long-Lived Assets", were adopted by the Partnership effective January 1, 2002. These statements had no effect on the consolidated financial statements of the Partnership as the net book value of the Partnership's goodwill was zero at December 31, 2001.

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

4.  Business Segment and Customer Information

    Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. ExxonMobil Corporation and Marathon Ashland Petroleum LLC accounted for 14% and 17%, respectively, of revenues in the first nine months of 2002. No customer accounted for more than 10% of the Partnership's revenues in the same period in 2001.

5.  Inventory Reduction

    As a result of a change in the Partnership's operations to focus on its gathering activities, and due to changes made in its gathering business as a result of changes in its credit facilities, the Partnership determined that the volume of crude oil needed to ensure efficient and uninterrupted operation of its gathering business should be reduced. These crude oil volumes had been carried at their weighted average cost and classified as fixed assets. In the first nine months of 2002, the Partnership realized additional gross margin of approximately $889,000 as a result of the sale of these volumes.

6.  Credit Resources

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

    The key terms of the amended Credit Agreement are as follows:

* Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 4.50%. At September 30, 2002, the rate was 2.25%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

* The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 4.50%. At June 30, 2002, the interest rate for the Partnership's borrowings was 4.75%.

* The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.75%. At September 30, 2002, the commitment fee was 0.375%.

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

  Distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Credit Agreement for every day of the quarter by at least $20 million. The Partnership did not meet this test in the first two quarters of 2002; therefore, no distributions were paid for those quarters. The Partnership met this test in the third quarter of 2002. However, no distribution will be made for the third quarter of 2002. See additional discussion below under "Distributions".

    At September 30, 2002, the Partnership had no loans outstanding under the Credit Agreement. Due to the revolving nature of loans under the Credit Agreement, borrowings and periodic repayments and re-borrowings may be made until the maturity date of December 31, 2003. At September 30, 2002, the Partnership had letters of credit outstanding under the Credit Agreement of $30.8 million, consisting of $15.7 million and $15.1 million related to September 2002 and October 2002, respectively, for crude oil purchases.

    Distributions

    Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. As a result of the restructuring approved by Unitholders in December 2000, the target minimum quarterly distribution ("MQD") for each quarter was reduced to $0.20 per unit. The Partnership has not made distributions since the fourth quarter of 2001.

      Under the terms of the Credit Agreement, the Partnership may not pay a distribution for any quarter unless the Borrowing Base exceeded the usage under the Credit Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $20 million. For the first and second quarters of 2002, the Partnership did not pay a distribution as the excess of the Borrowing Base over usage did not exceed $20 million for every day in the quarter. During the third quarter of 2002, the Partnership met the $20 million restrictive covenant under the Credit Agreement and was thus not restricted from making a distribution. However, the Partnership did not make a distribution for the third quarter of 2002 because of a reserve established for future needs of the Partnership. These reserves exceeded Available Cash for the third quarter of 2002. Such future needs of the Partnership include, but are not limited to, potential fines that may be imposed under the Clean Water Act in connection with the crude oil spill that occurred on the Mississippi System in December 1999 and future expenditures that will be required for pipeline integrity management programs required by federal regulations.

      Although no distributions have been made by the Partnership in 2002, some of the Partnership's Unitholders will be allocated taxable income for 2002.
The amount of taxable income allocated to each unitholder will vary, depending on the timing of unit purchases and the amount of each unitholder's tax basis in their units. In order to mitigate the burden of incurring a tax liability without receiving a cash distribution, the Partnership will make a special distribution in the amount of $0.20 per unit on December 16, 2002, to Unitholders of record as of December 2, 2002.

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

                                               Nine Months    Nine Months
                                                 Ended          Ended
                                              September 30,  September 30,
                                                  2002           2001
                                              -------------  -------------
      Sales to Salomon affiliates             $       3,036  $      25,900
      Purchases from Salomon affiliates       $           -  $      33,435
      Purchases from Denbury affiliates       $      13,566

      Purchases from Denbury are secured by letters of credit.

    General and Administrative Services

      The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $12,854,000 and $13,877,000 for the nine months ended September 30, 2002 and 2001, respectively.

    Credit Facilities

      As discussed in Note 6, Citicorp provides a Credit Agreement to the Partnership. During the first four months of 2002, Salomon provided guaranties under a transition arrangement. For the nine months ended September 30, 2002 and 2001, the Partnership incurred $61,000 and $1,049,000, respectively, for guarantee fees under the Guaranty Facility. From January 1, 2002, until May 14, 2002, when Citicorp ceased to be a related party, the Partnership incurred letter of credit fees, interest and commitment fees totaling $396,000 under the Credit Agreement.

8.  Supplemental Cash Flow Information

    Cash received by the Partnership for interest was $46,000 and $179,000 for the nine months ended September 30, 2002 and 2001, respectively. Payments of interest were $453,000 and $390,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

    On January 1, 2001, the Partnership recorded a cumulative gain for the effect of the adoption of SFAS No. 133, net of minority interest, of $0.5 million.

    The Partnership regularly reviews its contracts to determine if the contracts qualify for treatment as derivatives in accordance with SFAS No.
133. At September 30, 2002, the Partnership determined that none of its contracts qualified as derivatives under SFAS No. 133, so the fair value of the Partnership's net asset for derivatives decreased to zero. This decrease in fair value of $2.1 million for the nine months ended September 30, 2002, is recorded as a loss in the consolidated statement of operations under the caption "Change in fair value of derivatives."

10.  Contingencies

    Unitholder Litigation

      On June 7, 2000, Bruce E. Zoren, a holder of units of limited partner interests in the partnership, filed a putative class action complaint in the Delaware Court of Chancery, No. 18096-NC, seeking to enjoin the restructuring and seeking damages. Defendants named in the complaint include the Partnership, Genesis Energy L.L.C., members of the board of directors of Genesis Energy, L.L.C., and Salomon Smith Barney Holdings Inc. The plaintiff alleges numerous breaches of fiduciary duty loyalty owed by the defendants to the purported class in connection with making a proposal for restructuring.
In November 2000, the plaintiff amended its complaint. In response, the defendants removed the amended complaint to federal court. On March 27, 2002, the federal court dismissed the suit; however, the plaintiff filed a motion to alter or amend the judgment. On May 15, 2002, the federal court denied the motion to alter or amend. The time for an appeal to be taken expired without an appeal being filed. On June 11, 2002, the plaintiff refiled the original complaint in the Delaware Court of Chancery, No. 19694-NC. On July 19, 2002, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. The court has not ruled on that motion. Management of the General Partner believes that the complaint is without merit and intends to vigorously defend the action.

    Pennzoil Lawsuit

      The Partnership has been named one of the defendants in a complaint filed by Thomas Richard Brown on January 11, 2001, in the 125th District Court of Harris County, cause No. 2001-01176. Mr. Brown, an employee of Pennzoil-Quaker State Company ("PQS"), was seeking damages for burns and other injuries suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. During the third quarter of 2002, Genesis reached a settlement agreement with Mr. Brown to withdraw his complaint. The amount of the settlement was undisclosed and was covered entirely by insurance.

      On January 17, 2001, PQS filed a Plea in Intervention in the cause filed by Mr. Brown. PQS seeks property damages, loss of use and business interruption. PQS claims the fire and explosion was caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. Management of the Partnership believes that any potential liability will be covered by insurance.

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

    The Partnership is subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance. The Partnership's management has made an assessment of its potential environmental exposure, and primarily as a result of the spill from the Mississippi System, an accrual of $1.5 million was recorded for the year ended December 31, 2001. In the third quarter of 2002, the Partnership increased this accrual by $1.5 million, primarily as a result of discussions with regulatory agencies regarding the Mississippi spill.

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

Results of Operations

    Selected financial data for this discussion of the results of operations follows, in thousands, except barrels per day.

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        2002      2001       2002      2001
                                      -------   --------   -------   --------
Gross margin
  Gathering and marketing             $ 3,245   $  5,372   $10,964   $ 13,401
  Pipeline                            $ 1,523   $    889   $ 5,464   $  3,276

General and administrative expenses   $ 2,060   $  2,969   $ 6,352   $  8,695

Depreciation and amortization         $ 1,412   $  1,863   $ 4,310   $  5,630

Operating income                      $ 1,296   $  1,429   $ 5,766   $  2,352

Interest income (expense), net        $  (179)  $   (119)  $  (847)  $   (373)

Change in fair value of derivatives   $(1,037)  $ (1,589)  $(2,094)  $  3,499

Gain on asset disposals               $    23   $     12   $   698   $    160

Barrels per day
  Wellhead                             60,044     82,280    64,308     86,390
  Bulk and exchange                    23,243    260,292    42,738    274,074
  Pipeline                             75,172     81,829    75,385     86,106

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

    Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

    Gross margin from gathering and marketing operations was $11.0 million for the nine months ended September 30, 2002, as compared to $13.4 million for the nine months ended September 30, 2001.

      The factors affecting gross margin were:

* a 70 percent decline in wellhead, bulk and exchange purchase volumes between the nine month periods in 2002 and 2001, resulting in a decrease in gross margin of $18.5 million;

* an increase in the gross margin of $14.6 million due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

* a decrease of $0.7 million in credit costs primarily due to the reduction in bulk and exchange transactions;

* a $0.9 million increase in gross margin in the 2002 period as a result of the sale of crude oil that is no longer needed to ensure efficient and uninterrupted operations; and

* an increase of $0.2 million in field operating costs, primarily from increased insurance and vehicle accident repair costs.

    Pipeline gross margin was $5.5 million for the nine months ended September 30, 2002, as compared to $3.3 million for the nine months in 2001. The factors affecting pipeline gross margin were:

* an increase in revenues from sales of pipeline loss allowance barrels of $2.4 million primarily as a result of revising pipeline tariffs to increase the amount of the pipeline loss allowance imposed on shippers, the recognition of pipeline loss allowance volumes, measurement gains net of measurement losses, and crude quality deductions as inventory;

* an increase of 39 percent in the average tariff on shipments resulting in an increase in revenue of $3.4 million;

* a decrease in throughput of 12 percent between the two periods, resulting in a revenue decrease of $1.2 million;

* an increase in pipeline operating costs of $0.9 million in the 2002 period primarily due to increased insurance costs of $0.4 million, increases in contract service costs totaling $0.4 million and $0.1 million in other operating costs, offset by reduced power costs of $0.2 million due to electricity deregulation in Texas; and

* an increase of $1.5 million in the environmental accrual primarily as a result of an updated assessment of the Company's environmental exposure resulting from the spill from the Mississippi System in 1999.

      General and administrative expenses were $6.4 million for the nine months ended September 30, 2002, as compared to $8.6 million for the 2001 period.
The decrease of $2.2 million is attributable to changes in personnel costs totaling $1.3 million, primarily due to the elimination of bulk and exchange activities, and a change to the Partnership's bonus program to eliminate bonuses unless distributions are being paid, which resulted in no accrual in the 2002 period. An accrual of $0.9 million was recorded for bonus expense in the 2001 period.

    Depreciation and amortization declined $1.3 million between the nine month periods. As a result of the impairment of the pipeline assets in 2001, the value to be depreciated was reduced.

      Interest expense increased $0.5 million due to an increase in commitment fees. In 2001, the Partnership paid commitment fees on the unused portion of its $25 million facility with BNP Paribas. In the 2002 period, the Partnership paid commitment fees on the unused portion of the Credit Agreement with Citicorp. From January 1,

2002, until May 3, 2002, that facility maximum was $130 million. At May 3, 2002, the Credit Agreement was reduced to a maximum of $80 million.

    With the significant reduction in the Partnership's bulk and exchange activities at December 31, 2001, combined with a review of contracts existing at September 30, 2002, the Partnership determined that it had no contracts meeting the requirement for treatment as derivative contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted). As a result, the fair value of the Partnership's net asset for derivatives decreased by $2.1 million to zero for the nine months ended September 30, 2002.

    The gain on asset disposals in the 2002 period resulted primarily from the sale of the Partnership's memberships in the New York Mercantile Exchange ("NYMEX") and the sale of excess land and a building. The gain on asset disposals in the 2001 period included a gain of $0.1 million as a result of the sale of excess tractors.

    Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

      Gross margin from gathering and marketing operations was $3.2 million for the three months ended September 30, 2002, as compared to $5.4 million for the three months ended September 30, 2001.

      The factors affecting gross margin were:
* a decrease of 76 percent in wellhead, bulk and exchange purchase volumes between 2001 and 2002, resulting in a decrease in gross margin of $7.2 million;

* an increase in gross margin of $4.6 million due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

* a decrease of $0.1 million in credit costs primarily due to the reduction in bulk and exchange transactions;

* a $0.5 million increase in gross margin in the 2002 quarter as a result of the sale of crude oil that is no longer needed to ensure efficient and uninterrupted operations; and

* an increase of $0.2 million in field operating costs, primarily from small increases in several areas including repairs to truck unload stations and insurance costs.

    Pipeline gross margin was $1.5 million for the quarter ended September 30, 2002, as compared to $0.9 million for the third quarter of 2001. The factors affecting pipeline gross margin were:

* a decrease in throughput of 8 percent between the two periods, resulting in a revenue decrease of $0.3 million;

* an increase in revenues from sales of pipeline loss allowance barrels of $1.3 million primarily as a result of revising pipeline tariffs to increase the amount of the pipeline loss allowance imposed on shippers, the recognition of pipeline loss allowance volumes, measurement gains net of measurement losses and crude quality deductions as inventory;

* an increase of 59 percent in the average tariff on shipments resulting in an increase of $1.8 million in revenue;

* an increase in pipeline operating costs of $0.7 million in the 2002 period primarily due to increased maintenance and contract service costs totaling $0.4 million and increased insurance costs, safety costs and general operating costs of $0.1 million each; and

* an increase of $1.5 million in the environmental accrual primarily as a result of an updated assessment of the Company's environmental exposure resulting from the spill from the Mississippi System in 1999.

      General and administrative expenses decreased $0.9 million during the three months ended September 30, 2002, as compared to the same period in 2001. The primary factors in this decrease were the elimination of personnel and costs involved in bulk and exchange activities and the change to the Partnership's bonus program.

      Net interest expense increased by $0.1 million in the 2002 third quarter due primarily to the increased commitment under credit facilities for which commitment fees were owed.

      As discussed, a review of the Partnership's contracts at September 30, 2002, resulted in a determination that none of its contracts met the requirements for treatment as derivatives under SFAS 133 at September 30, 2002. The fair value of the Partnership's net asset for derivatives decreased by $1.0 million for the quarter.

Liquidity and Capital Resources

    Cash Flows

      Cash flows from operating activities were $13.6 million for the nine months ended September 30, 2002. Operating activities in the prior year period generated cash of $7.9 million. The change between the two periods is primarily due to the timing of payment for NYMEX transactions and related margin calls in 2001.

      For the nine months ended September 30, 2002, cash flows utilized in investing activities were $0.6 million and $0.3 million, respectively. In 2002, the Partnership received cash totaling $2.2 million from the sale of the NYMEX seats and a surplus building and land. The Partnership expended $2.8 million for property additions, primarily on its pipeline systems. In 2001, the Partnership received $0.4 million from the sale of surplus assets and expended $0.7 million on additions to property.

      Cash flows utilized in financing activities by the Partnership during the first nine months of 2002 totaled $13.9 million due to the use of funds to eliminate the outstanding debt. In the prior year period, the Partnership paid distributions to the common unitholders and the general partner totaling $5.3 million. The Partnership borrowed $2.0 million under its working capital facility in the 2001 period.

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

      The key terms of the amended Credit Agreement are as follows:

* Letter of credit fees are based on the Applicable Leverage Level ("ALL") and will range from 1.50% to 4.50%. At September 30, 2002, the rate was 2.25%. The ALL is a function of GCOLP's average daily debt to its earnings before interest, depreciation and amortization for the four preceding quarters.

* The interest rate on working capital borrowings is also based on the ALL and allows for loans based on the prime rate or the LIBOR rate at the Partnership's option. The interest rate on prime rate loans can range from the prime rate to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 4.50%. At September 30, 2002, the interest rate for the Partnership's borrowings was 4.75%.

* The Partnership will pay a commitment fee on the unused portion of the $80 million commitment. This commitment fee is also based on the ALL and will range from 0.375% to 0.75%. At September 30, 2002, the commitment fee was 0.375%.

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

      At September 30, 2002, the Partnership had no loans outstanding under the Credit Agreement. Due to the revolving nature of loans under the Credit Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of December 31, 2003. At September 30, 2002, the Partnership had letters of credit outstanding under the Credit Agreement totaling $30.8 million, comprised of $15.7 million and $15.1 million for crude oil purchases related to September 2002 and October 2002, respectively.

      As a result of the Partnership's decision to reduce its level of bulk and exchange transactions, the Partnership's need for credit support in the form of letters of credit has been less in 2002 than it was in 2001. However, any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit, which could restrict the Partnership's gathering and marketing activities due to the limitations of the Credit Agreement and Borrowing Base. This situation could in turn adversely affect the Partnership's ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect the Partnership's profitability and Available Cash.

      No assurance can be made that the Partnership will be able to replace the existing facilities.

    Contractual Obligation and Commercial Commitments

      In addition to the Credit Agreement discussed above, the Partnership has contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes these obligations and commitments at September 30, 2002 (in thousands).

                                                        Payments Due by Period
                                           ----------------------------------------------
                                                     Less than   1 - 3     4 - 5  After 5
Contractual Cash Obligations                Total     1 Year     Years     Years   Years
----------------------------               --------   -------   -------   ------   ------
Operating Leases                           $ 20,671   $ 5,552   $10,184   $2,861   $2,074
Unconditional Purchase Obligations <F1>      94,225    94,225         -        -        -
                                           --------   -------   -------   ------   ------
Total Contractual Cash Obligations         $114,896   $99,777   $10,184   $2,861   $2,074
                                           ========   =======   =======   ======   ======

<F1>
The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices.  For purposes of this table, market prices at September 30, 2002, were used to value the obligations, such that actual obligations may differ from the amounts included above.

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

      For the first and second quarters of 2002, the Partnership did not pay a distribution as the excess of the Borrowing Base over the usage dropped below the required total. During the third quarter of 2002, the Partnership met this test and was thus not restricted from making a distribution under the Credit Agreement. However, the Partnership did not make a distribution for the third quarter of 2002 because of a reserve established for future needs of the Partnership. These reserves exceeded Available Cash for the third quarter of 2002. Such future needs of the Partnership include, but are not limited to, potential fines that may be imposed under the Clean Water Act in connection with the crude oil spill that occurred on the Mississippi System in December 1999 and future expenditures that will be required for pipeline integrity management programs required by federal regulations.

      Available cash before reserves for the quarter ended September 30, 2002, is as follows (in thousands):

             Net income                             $   103
             Depreciation and amortization            1,412
             Increase to environmental accrual        1,500
             Change in fair value of derivatives      1,037
             Net loss from asset sales                   (1)
             Maintenance capital expenditures        (1,541)
                                                    -------
             Available Cash before reserves         $ 2,510
                                                    =======

      The Partnership is still evaluating plans to restore the distribution during 2003. Any decision to restore the distribution will take into account the ability of the Partnership to sustain the distribution on an ongoing basis with cash generated by its existing asset base, capital requirements needed to maintain and optimize the performance of its asset base, and its ability to finance its existing capital requirements and accretive acquisitions. If distributions are resumed, such distributions may be for less than the minimum quarterly distribution target of $0.20 per unit.

      For each of the first three quarters of 2001, the Partnership paid a distribution to the Common Unitholders and the General Partner of $0.20 per unit.

    Some of the Partnership's Unitholders will be allocated taxable income for 2002. The amount of taxable income allocated to each unitholder will vary, depending on the timing of unit purchases and the amount of each unitholder's tax basis in their units. In order to mitigate the burden of incurring a tax liability without receiving a cash distribution, the Partnership will make a special distribution in the amount of $0.20 per unit on December 16, 2002 to Unitholders of record as of December 2, 2002.

    Industry Credit Market Disruptions

      Over the last nine months there have been an unusual number of business failures and large financial restatements by small as well as large companies in the energy industry. Because the energy industry is very credit intensive, these failures and restatements have focused attention on the credit risks of companies in the energy industry by credit rating agencies, producers and counterparties.

      This focus on credit has affected the Partnership in two ways - requests for credit from producers and extension of credit to counterparties. While the Partnership has seen some increase in requests for credit support from producers (primarily in the first quarter of 2002), the Partnership has been relatively successful in obtaining open credit from most producers.

      Because the Partnership is an aggregator of crude oil, sales of crude oil tend to be large volume transactions. In transacting business with the Partnership's counterparties, management of the General Partner must decide how much credit to extend to each counterparty, as well as the form and amount of financial assurance to obtain from counterparties when credit is not extended. The Partnership has modified its credit arrangements with certain counterparties that have been adversely affected by recent financial difficulties in the energy industry.

    The Partnership's accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $72.1 million aggregate receivables on the Partnership's consolidated balance sheet at September 30, 2002, approximately $71.9 million, or 99.7%, were less than 30 days past the invoice date.

    FERC Notice of Proposed Rulemaking

      On August 1, 2002, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking that, if adopted, would amend its Uniform System of Accounts for public utilities, natural gas companies and oil pipeline companies by requiring specific written documentation concerning the management of funds from a FERC-regulated subsidiary by a non-FERC-regulated parent. Under the proposed rule, as a condition for participating in a cash management or money pool arrangement, the FERC-regulated entity would be required to maintain a minimum proprietary capital balance (stockholder's equity) of 30 percent, and the FERC-reglated entity and its parent would be required to maintain investment grade credit ratings. If either of these conditions is not met, the FERC-regulated entity would not be eligible to participate in the cash management or money pool arrangement. This proposed rule was subject to a comment period of 15 days after its publication in the Federal Register. A significant number of comments were received by the FERC. Hearings have been held by the FERC and industry organizations have submitted suggestions of changes to the proposed rule. At this time, it is unclear when or if the rule will be enacted. Management of the Partnership believes that, if enacted as proposed, this rule may affect the manner in which it manages it cash; however, management is unable to predict the full impact of this proposed regulation on the Partnership's business.

Other Matters

    Crude Oil Contamination

      The Partnership has been named one of the defendants in a complaint filed by Thomas Richard Brown on January 11, 2001, in the 125th District Court of Harris County, cause No. 2001-01176. Mr. Brown, an employee of Pennzoil-Quaker State Company ("PQS"), was seeking damages for burns and other injuries suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. During the third quarter of 2002, Genesis reached a settlement agreement with Mr. Brown to withdraw his complaint. The amount of the settlement was undisclosed and was covered entirely by insurance.

      On January 17, 2001, PQS filed a Plea in Intervention in the cause filed by Mr. Brown. PQS seeks property damages, loss of use and business interruption. PQS claims the fire and explosion was caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. Management of the Partnership believes that the suit is without merit and intends to vigorously defend itself in this matter. Management of the Partnership believes that any potential liability will be covered by insurance.

    Crude Oil Spill

      On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance, and the financial impact to the Partnership for the cost of the clean-up has not been material. As a result of this crude oil spill, certain federal and state regulatory agencies will likely impose fines and penalties that would not be covered by insurance. The Partnership's management has made an assessment of its potential environmental exposure, and primarily as a result of the spill from the Mississippi System, an accrual of $1.5 million was recorded for the year ended December 31, 2001. In the third quarter of 2002, the Partnership increased this accrual by $1.5 million, primarily as a result of discussions with regulatory agencies regarding the Mississippi spill.

    Insurance

      The Partnership maintains insurance of various types that management considers adequate to cover its operations and properties. The insurance policies are subject to deductibles that management considers reasonable. The policies do not cover every potential risk associated with operating its assets, including the potential for a loss of significant revenues.
Consistent with the coverage available in the industry, its policies provide limited pollution coverage, with broader coverage for sudden and accidental pollution events. Additionally, as a result of the events of September 11, the cost of insurance available to the industry has risen significantly, and insurers have excluded or reduced coverage for losses due to acts of terrorism and sabotage.

    Since September 11, 2001, warnings have been issued by various agencies of the United States Government to advise owners and operators of energy assets that those assets may be a future target of terrorist organizations.

Any future terrorist attacks on the Partnership's assets, or assets of its customers or competitors could have a material adverse affect on the Partnership's business.

      Management of the Partnership believes that Genesis is adequately insured for public liability and property damage to others as a result of its operations. However, no assurances can be given that an event not fully insured or indemnified against will not materially and adversely affect the Partnership's operations and financial condition. Additionally, no assurance can be given that the Partnership will be able to maintain insurance in the future at rates that management considers reasonable.

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

    New Accounting Standards

      In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded.
Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership is currently evaluating the effect on its financial statements of adopting FAS No. 143 and plans to adopt the statement effective January 1, 2003.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to

SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Partnership does not believe that SFAS No. 145 will have a material effect on its results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Partnership will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Partnership has not completed its analysis of the impact that SFAS No. 146 will have on its consolidated financial statements.

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

  Like the gathering and marketing operations, prospects for Genesis' pipeline operations also are impacted by production declines. Declining production in the areas surrounding Genesis' pipelines have reduced tariff revenues while costs are expected either to remain fixed or to increase due to various conditions, including increasing insurance costs, new pipeline integrity management regulations and commercial and residential development over our pipeline right of ways. Consequently, pipeline gross margins are expected to decline unless Genesis obtains substantial increases in its tariff rates. Genesis increased tariffs beginning in May 2002 in some areas and in the third quarter of 2002 in other areas. It is uncertain whether the increases that were made will be sufficient to offset production declines in the pipeline operating areas and any increased maintenance and operating costs related to its pipelines.

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

    Management believes that the highest and best use of the Jay system in Florida/Alabama would be to convert it to natural gas service. Genesis has entered into a strategic alliance with parties in the region to explore this opportunity. Part of the process will involve finding alternative methods for Genesis to continue to provide crude oil transportation services in the area. While management believes this initiative has long-term potential, it is not expected to have a substantial impact on the Partnership during 2002 or 2003.

    The financial performance of the Partnership exceeded expectations for the first nine months of 2002. Although the Partnership met the $20 million restrictive covenant regarding cash distributions under the Credit Agreement in the third quarter, the Partnership did not make a distribution because of a reserve established for future needs of the Partnership. These reserves exceeded the Available Cash for the third quarter of 2002. Such future needs of the Partnership include, but are not limited to, potential fines that may be imposed under the Clean Water Act in connection with the crude oil spill that occurred on the Mississippi System in 1999 and future expenditures that will be required for pipeline integrity management programs required by federal regulations.

    Management of the Partnership believes that the Partnership will be able to meet the $20 million Credit Agreement covenant on an ongoing basis.
Management is evaluating the ability of the Partnership to generate Available Cash in amounts sufficient to restore the distribution during 2003.
Management is not yet able to provide guidance as to when the distribution will be restored or at what level it will be restored, but is hopeful that it will be able to provide such guidance during the first quarter of 2003. Any decision to restore the distribution will take into account the ability of the Partnership to sustain the distribution on an ongoing basis with cash generated by the existing asset base, capital requirements needed to maintain and optimize the performance of the asset base, and the ability to finance existing capital requirements and accretive acquisitions. If distributions are resumed, such distributions may be for less than the minimum quarterly distribution target of $0.20 per unit.

  Although no distributions have been made by the Partnership in 2002, some of the Partnership's Unitholders will be allocated taxable income for 2002. The amount of taxable income allocated to each unitholder will vary, depending on the timing of unit purchases and the amount of each unitholder's tax basis in their units. In order to mitigate the burden of incurring a tax liability without receiving a cash distribution, the Partnership will make a special distribution in the amount of $0.20 per unit on December 16, 2002 to Unitholders of record as of December 2, 2002.

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

    Price Risk Management and Financial Instruments

      The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. Historically, the Partnership has utilized New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to market price fluctuations, however, at September 30, 2002, no contracts were outstanding. Information about inventory at September 30, 2002, is contained in the table set forth below.

Crude Oil Inventory:

  Volume (1,000 bbls)                      73
  Carrying value (in thousands)        $2,070
  Fair value (in thousands)            $2,179

    Fair values were determined by using the notional amount in barrels multiplied by published market closing prices for the applicable crude oil type at September 30, 2002.

Item 4. Controls and Procedures

    The Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q (the "Evaluation Date").
Such evaluation was conducted under the supervision and with the participation of the Partnership's Chief

Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Partnership's CEO and CFO have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


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


                                           GENESIS ENERGY, L.P.
                                           (A Delaware Limited Partnership)

                                       By:  GENESIS ENERGY, INC., as
                                              General Partner


Date:  November 12, 2002               By:  /s/  Ross A. Benavides
                                            ------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

              CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Mark J. Gorman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genesis Energy, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
     -----------------------------

                                           /s/  Mark J. Gorman
                                           ---------------------------
                                           Mark J. Gorman
                                           President & Chief Executive Officer

CERTIFICATION

I, Ross A. Benavides, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Genesis Energy, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002
     -----------------------------

                                           /s/  Ross A. Benavides
                                           ---------------------------
                                           Ross A. Benavides
                                           Chief Financial Officer