Form 10-Q
period 2003-03-31
GENESIS ENERGY LP
filed 2003-05-12
CIK 1022321

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        --------------------------------

                                    FORM 10-Q



                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                   Yes |X| No


================================================================================

                          This report contains 31 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                               Page
                                                                            ----

         Consolidated Balance Sheets - March 31, 2003 and
           December 31, 2002..............................................    3

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2003 and 2002..................................    4

         Consolidated Statements of Comprehensive Income for the Three
           Months Ended March 31, 2003....................................    5

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and 2002..................................    6

         Consolidated Statement of Partners' Capital for the Three
           Months Ended March 31, 2003....................................    7

         Notes to Consolidated Financial Statements.......................    8



Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   28

Item 4.  Controls and Procedures..........................................   29



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   29

Item 6.  Exhibits and Reports on Form 8-K.................................   29



SIGNATURES  ..............................................................   29

CERTIFICATIONS............................................................   30

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                          March 31,        December 31,
                                                                            2003               2002
                                                                        ----------         -----------
                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents......................................      $    1,923         $    1,071
   Accounts receivable-Trade......................................          88,661             80,664
   Inventories....................................................           1,402              4,952
   Other..........................................................           5,184              5,410
                                                                        ----------         ----------
      Total current assets........................................          97,170             92,097

FIXED ASSETS, at cost.............................................         120,242            118,418
   Less:  Accumulated depreciation................................         (74,936)           (73,958)
                                                                        ----------         ----------
      Net fixed assets............................................          45,306             44,460

OTHER ASSETS, net of amortization.................................           1,117                980
                                                                        ----------         ----------

TOTAL ASSETS......................................................      $  143,593         $  137,537
                                                                        ==========         ==========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade.......................................................      $   88,790         $   82,640
      Related party...............................................           5,928              4,746
   Accrued liabilities............................................           8,640              8,834
                                                                        ----------         ----------
      Total current liabilities...................................         103,358             96,220

LONG-TERM DEBT....................................................           3,500              5,500

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS................................................             515                515

PARTNERS' CAPITAL
   Common unitholders, 8,625 units issued and outstanding.........          35,488             34,626
   General partner................................................             732                715
   Accumulated other comprehensive income.........................               -                (39)
                                                                        ----------         ----------
      Total partners' capital.....................................          36,220             35,302
                                                                        ----------         ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................      $  143,593         $  137,537
                                                                        ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                                      2003           2002
                                                                                  ------------   ------------

REVENUES:
   Gathering and marketing revenues
      Unrelated parties.........................................................  $    255,964   $    231,891
      Related parties...........................................................             -          3,036
   Pipeline revenues............................................................         5,918          4,312
                                                                                  ------------   ------------
         Total revenues.........................................................       261,882        239,239
COST OF SALES AND OPERATIONS (excluding depreciation):
   Crude costs, unrelated parties...............................................       233,110        226,817
   Crude costs, related parties.................................................        15,182              -
   Field operating costs........................................................         4,139          3,990
   Pipeline operating costs.....................................................         4,196          2,994
                                                                                  ------------   ------------
      Total cost of sales and operations (excluding depreciation)...............       256,627        233,801
                                                                                  ------------   ------------
GROSS MARGIN (excluding depreciation)...........................................         5,255          5,438
EXPENSES:
   General and administrative...................................................         2,363          2,088
   Depreciation and amortization................................................         1,515          1,423
   Other........................................................................           (44)             -
                                                                                  ------------   ------------

OPERATING INCOME................................................................         1,421          1,927
OTHER INCOME (EXPENSE):
   Interest income..............................................................             8              5
   Interest expense.............................................................          (550)          (405)
   Change in fair value of derivatives..........................................             -           (702)
   Gain on disposals of surplus assets..........................................             -            489
                                                                                  ------------   ------------

Income before minority interests ...............................................           879          1,314

Minority interests..............................................................             -              -
                                                                                  ------------   ------------

NET INCOME......................................................................  $        879   $      1,314
                                                                                  ============   ============

NET INCOME PER COMMON UNIT - BASIC AND DILUTED..................................  $       0.10   $       0.15
                                                                                  ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING.............................         8,625          8,625
                                                                                  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                                  Three Months Ended March 31,
                                                                                      2003           2002
                                                                                  ------------   ------------

NET INCOME......................................................................  $        879   $      1,314
OTHER COMPREHENSIVE INCOME:
      Change in fair value of derivatives used for hedging purposes.............            39              -
                                                                                  ------------   ------------
COMPREHENSIVE INCOME............................................................  $        918   $      1,314
                                                                                  ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                   Three Months Ended March 31,
                                                                                        2003          2002
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $     879      $   1,314
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation.................................................................       1,309          1,211
     Amortization of covenant not-to-compete......................................         206            212
     Amortization and write-off of credit facility issuance costs.................         750            159
     Change in fair value of derivatives..........................................          39            702
     Gain on asset disposals......................................................         (44)          (489)
     Other noncash charges........................................................           -            810
     Changes in components of working capital -
        Accounts receivable.......................................................      (7,997)        81,853
        Inventories...............................................................       3,550          2,540
        Other current assets......................................................         226          3,766
        Accounts payable..........................................................       7,332        (87,660)
        Accrued liabilities.......................................................        (194)        (3,219)
                                                                                     ---------      ---------
Net cash provided by operating activities.........................................       6,056          1,199
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............................................      (2,195)          (749)
  Change in other assets..........................................................           -              1
  Proceeds from sale of assets....................................................          84          1,703
                                                                                     ---------      ---------
Net cash (used in) provided by investing activities...............................      (2,111)           955
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of debt..........................................................      (2,000)        (7,400)
  Credit facility issuance fees...................................................      (1,093)             -
                                                                                     ---------      ---------
Net cash used in financing activities.............................................      (3,093)        (7,400)
                                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents..............................         852         (5,246)

Cash and cash equivalents at beginning of period..................................       1,071          5,777
                                                                                     ---------      ---------

Cash and cash equivalents at end of period........................................   $   1,923      $     531
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)



                                                                          Partners' Capital
                                                          -------------------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                                             Common     General      Comprehensive
                                                          Unitholders   Partner         Income          Total
                                                          ----------   ---------    -------------   -------------
Partners' capital at December 31, 2002.................   $   34,626   $     715    $         (39)  $      35,302

Net income for the three months ended March 31, 2003...   $      862   $      17    $           -   $         879

Change in fair value of derivatives used for hedging
  purposes.............................................            -           -               39              39
                                                          ----------   ---------    -------------   -------------

Partners' capital at March 31, 2003....................   $   35,488   $     732    $           -   $      36,220
                                                          ==========   =========    =============   =============


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

2.  Basis of Presentation

     The accompanying financial statements and related notes present the consolidated financial position as of March 31, 2003 and December 31, 2002 for GELP, its results of operations and cash flows for the three months ended March 31, 2003 and 2002, and changes in its partners' capital for the three months ended March 31, 2003.

     The financial statements included herein have been prepared by the Partnership without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

     Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three months ended March 31, 2003 and 2002 was 8,625,000. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for either period presented.

     Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on reported net income, total assets, total liabilities and partners' equity.

3.  New Accounting Pronouncements

     In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard is effective for Genesis on January 1, 2003.

     With respect to its pipelines, federal regulations will require GELP to purge the crude oil from its pipelines when the pipelines are retired. The Partnership's right of way agreements do not require it to remove pipe or otherwise perform remediation upon taking the pipelines out of service. Many of its truck unload stations are on leased sites that require that the Partnership remove our improvements upon expiration of the lease term. For its pipelines, management of the Partnership is unable to reasonably estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. For the truck unload stations, the site leases have provisions such that the lease continues until one of the parties gives notice that it wishes to end the lease. At this time management of the Partnership cannot reasonably estimate when such notice would be given and when the obligations to remove its improvements would be settled. The Partnership will record asset retirement obligations in the period in which it determines the settlement dates.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation of SFAS No. 5, 57 and 107, and rescission of FASB Interpretation No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002 and are included in Note 10.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition from a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. At this time, there are no outstanding grants of Partnership units under the Partnership's Restricted Unit Plan (see Note 15). Therefore, the adoption of this statement had no effect on either the financial position, results of operations, cash flows or disclosure requirements of the Partnership.

4.  Business Segment and Customer Information

     Based on its management approach, the Partnership believes that all of its material operations revolve around the gathering and marketing of crude oil, and it currently reports its operations, both internally and externally, as a single business segment. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 25%, 14% and 14%, respectively, of revenues in the first quarter of 2003. ExxonMobil Corporation and Marathon Ashland Petroleum LLC accounted for 14% and 13%, respectively, of revenues in the first quarter of 2002.

5.  Inventory Reduction

     Due to operational changes made by the Partnership to reduce credit usage during 2002, the Partnership determined that the volume of crude oil needed to ensure efficient and uninterrupted operation of its gathering business should be reduced. These crude oil volumes had been carried at their weighted average cost and classified as fixed assets. The Partnership realized additional gross margin (excluding depreciation) of approximately $337,000 during the first quarter of 2002 as a result of the sale of these volumes.

6.  Credit Resources and Liquidity

     In March 2003, the Partnership entered into a $65 million three-year credit facility with a group of banks with Fleet National Bank as agent ("Fleet Agreement"). This agreement replaced an agreement with Citicorp North America, Inc. ("Citicorp Agreement"). The Fleet Agreement has a sublimit for working capital loans in the amount of $25 million, with the remainder of the facility available for letters of credit.

     The key terms of the Fleet Agreement are as follows:

o Letter of credit fees are based on the Applicable Usage Level ("AUL") (as defined in the Fleet Agreement) and will range from 2.00% to 3.00%. During the first six months of the facility, the rate will be 2.50%. The AUL is a function of the facility usage to the borrowing base on that day.

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

o The Partnership pays a commitment fee on the unused portion of the $65 million commitment. This commitment fee is also based on the AUL and will range from 0.375% to 0.50%. During the first six months of the facility, the commitment fee will be 0.50%.

o The amount that the Partnership may have outstanding in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base (as defined in the Fleet Agreement) generally includes cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly.

o Collateral under the Fleet Agreement consists of the Partnership's accounts receivable, inventory, cash accounts, margin accounts and property and equipment.

o The Fleet Agreement contains covenants requiring a Current Ratio (as defined in the Fleet Agreement), a Leverage Ratio (as defined in the Fleet Agreement), a Cash Flow Coverage Ratio (as defined in the Fleet Agreement), a Funded Indebtedness to Capitalization Ratio (as defined in the Fleet Agreement), Minimum EBITDA (as defined in the Fleet Agreement), and limitations on distributions to Unitholders.

     Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Fleet Credit Facility by at least $10 million plus the distribution, measured once each month. See additional discussion below under "Distributions".

     At March 31, 2003, the Partnership had $3.5 million outstanding under the Fleet Agreement. Due to the revolving nature of loans under the Fleet Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 14, 2006. At March 31, 2003, the Partnership had letters of credit outstanding under the Fleet Agreement totaling $30.0 million, comprised of $16.1 million and $13.1 million for crude oil purchases related to March 2003 and April 2003, respectively and $0.8 million related to other business obligations.

     Credit Availability

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

     Distributions

        Generally, GCOLP will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of the cash receipts less cash disbursements of GCOLP adjusted for net changes to reserves. Currently, the target minimum quarterly distribution ("MQD") for each quarter is $0.20 per unit.

        Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Fleet Agreement by at least $10 million plus the distribution, measured once each month.

        For the first quarter of 2002, the Partnership did not pay a distribution as the excess of the Borrowing Base over the usage dropped below required levels. During the first quarter of 2003, the Partnership met the test in the Fleet Agreement and has declared a distribution of $0.05 per unit payable on May 15, 2003 to Unitholders of record on April 30, 2003.

        The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

7.  Transactions with Related Parties

     Sales, purchases and other transactions with affiliated companies, except for guarantee fees paid to Salomon Smith Barney Holdings Inc. ("Salomon"), in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Salomon was the owner of the General Partner until May 2002.

     Sales and Purchases of Crude Oil

        A summary of sales to and purchases from related parties of crude oil is as follows (in thousands).

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          2003          2002
                                                      -----------   ------------
        Purchases from Denbury.....................   $    15,182   $          -
        Sales to Salomon affiliates................   $         -   $      3,036


        Denbury became a related party in May 2002. Purchases from Denbury during the three months ended March 31, 2002 before it became an affiliate were $6.0 million. Purchases from Denbury are secured by letters of credit.

        Salomon ceased to be a related party in May 2002. The related party sales in the three months ended March 31, 2002 were made to Phibro Inc., a subsidiary of Salomon.

     General and Administrative Services

        The Partnership does not directly employ any persons to manage or operate its business. Those functions are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $3,992,000 and $4,776,000 for the three months ended March 31, 2003 and 2002, respectively.

     Directors' Fees
        The Partnership paid $30,000 to Denbury in the first quarter of 2003 for the services of four of Denbury's officers as directors of the General Partner.

     Credit Agreement

        In December 2001, Citicorp began providing the Partnership with a working capital and letter of credit facility. Citicorp and Salomon are both subsidiaries of Citicorp, Inc. In the three months ended March 31, 2002 the Partnership incurred letter of credit fees, interest and commitment fees totaling $283,000 under the Credit Agreement. In 2001, the Partnership paid Citicorp $900,000 as a fee for providing the facility. This facility fee was being amortized to earnings over the two-year life of the Credit Agreement and was included in interest expense on the consolidated statements of operations. When the facility was replaced in March 2003, the unamortized balance of this fee totaling $371,000 was charged to interest expense.

     Guaranty Fees

        From January 2002 to April 2002, Salomon provided guaranties under a transition arrangement with Salomon, Citicorp and the Partnership. For the three months ended March 31, 2002, the Partnership paid Salomon $47,000 for guarantee fees. The guarantee fees are included as a component in cost of crude on the consolidated statements of operations. These guarantee fees were less than the cost of a letter of credit facility from a bank.

8.  Supplemental Cash Flow Information

     Cash received by the Partnership for interest was $9,000 and $5,000 for the three months ended March 31, 2003 and 2002, respectively. Payments of interest and commitment fees were $130,000 and $142,000 for the three months ended March 31, 2003 and 2002, respectively.

9.  Derivatives

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

     The Partnership regularly reviews its contracts to determine if the contracts qualify for treatment as derivatives in accordance with SFAS No. 133. At March 31, 2003, the Partnership had no contracts outstanding that qualified for derivative treatment under SFAS NO. 133. At December 31, 2002, the Partnership determined that the only contract qualifying as a derivative was a qualifying cash flow hedge. The decrease of $39,000 in the fair value of this hedge was recorded in other comprehensive income and as accumulated other comprehensive income in the consolidated balance sheet. No hedge ineffectiveness was recognized during 2002. The anticipated transaction (crude oil sales) occurred in January 2003, and all related amounts held in other comprehensive income at December 31, 2002, were reclassified to the income statement in the first quarter of 2003. The Partnership determined that its other derivative contracts qualified for the normal purchase and sale exemption at March 31, 2003. The decrease in fair value of the Partnership's net asset for derivatives not qualifying as hedges in the first quarter of 2002 was $0.7 million. This decrease in fair value of $0.7 million is recorded as a loss in the consolidated statements of operations under the caption "Change in fair value of derivatives".

10.  Contingencies

     Guarantees

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

        GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to Fleet under the terms of the Fleet Agreement related to borrowings and letters of credit. Borrowings at March 31, 2003, were $3.5 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

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

         Pennzoil Litigation

         The Partnership was named one of the defendants in a complaint filed on January 11, 2001, in the 125th District Court of Harris County, Texas, cause No. 2001-01176. Pennzoil-Quaker State Company ("PQS") seeks property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claims the fire and explosion was caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. Management of the Partnership believes that the suit is without merit and intends to vigorously defend ourselves in this matter. Management of the Partnership believes that any potential liability will be covered by insurance.

         PQS is also a defendant in five suits brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, cause nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C. PQS has brought third party demand against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. Management of the Partnership believes that the demand against Genesis is without merit and intends to vigorously defend ourselves in this matter. Management of the Partnership believes that any potential liability will substantially be covered by insurance.

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

11.  Subsequent Event

     On April 14, 2003, the Board of Directors of the General Partner declared a cash distribution of $0.05 per Unit for the quarter ended March 31, 2003. The distribution will be paid May 15, 2003, to the General Partner and all Common Unitholders of record as of the close of business on April 30, 2003.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Included in Management's Discussion and Analysis are the following sections:

o        Results of Operations

o        Outlook for the Remainder of 2003 and Beyond

o        Liquidity and Capital Resources

o        Other Matters

o        New Accounting Pronouncements

o        Forward Looking Statements



     Results of Operations

     Selected financial data for this discussion of the results of operations follows, in thousands, except volumes per day.

                                                                         Three Months Ended March 31,
                                                                              2003          2002
                                                                          -----------   ------------
        Gross margin (excluding depreciation)
           Gathering and marketing.....................................   $     3,533   $      4,120
           Pipeline....................................................   $     1,722   $      1,318

        General and administrative expenses............................   $     2,363   $      2,088

        Depreciation and amortization..................................   $     1,515   $      1,423

        Operating income...............................................   $     1,421   $      1,927

        Interest income (expense), net.................................   $      (542)  $       (400)

        Change in fair value of derivatives............................   $         -   $       (702)

        Net gain on disposals of surplus assets........................   $         -   $        489

        Volumes per day
           Wellhead....................................................        61,499         67,466
           Bulk and exchange...........................................        22,555         67,115
           Pipeline....................................................        71,392         75,409

     Our profitability depends to a significant extent upon our ability to maximize gross margin (excluding depreciation). Gross margins (excluding depreciation) from gathering and marketing operations are a function of volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels for crude oil do not necessarily bear a relationship to gross margin (excluding depreciation) as absolute price levels normally impact revenues and cost of sales by equivalent amounts. Because period-to-period variations in revenues and cost of sales are not generally meaningful in analyzing the variation in gross margin (excluding depreciation) for gathering and marketing operations, such changes are not addressed in the following discussion.

     In our gathering and marketing business, we seek to purchase and sell crude oil at points along the Distribution Chain where we can achieve positive gross margins (excluding depreciation). We generally purchase crude oil at prevailing prices from producers at the wellhead under short-term contracts. We then transport the crude along the Distribution Chain for sale to or exchange with customers. We generally enter into exchange transactions only when the cost of the exchange is less than the alternate cost we would incur in transporting or storing the crude oil. In addition, we often exchange one grade of crude oil for another to maximize margins or meet contract delivery requirements. Prior to the first quarter of 2002, we purchased crude oil in bulk at major pipeline terminal points. These bulk and exchange transactions were characterized by large volumes and narrow profit margins on purchases and sales.

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

     Pipeline revenues and gross margin (excluding depreciation) are primarily a function of the level of throughput and storage activity and are generated by the difference between the regulated published tariff and the fixed and variable costs of operating the pipeline. Changes in revenues, volumes and pipeline operating costs, therefore, are relevant to the analysis of financial results of our pipeline operations and are addressed in the following discussion of our pipeline operations.

     Gathering and marketing gross margin (excluding depreciation). Gross margin (excluding depreciation) from gathering and marketing operations was $3.5 million for the quarter ended March 31, 2003, as compared to $4.1 million for the quarter ended March 31, 2002.

     The factors affecting gross margin (excluding depreciation) were:

o an increase in gross margin (excluding depreciation) of $2.9 million due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

o a 38 percent decrease in wellhead, bulk and exchange purchase volumes between 2002 and 2003, resulting in a decrease in gross margin (excluding depreciation) of $2.9 million;

o an increase of $0.2 million in credit costs primarily due to the use of letters of credit in 2003 at a higher cost than the Salomon guaranties used during the first quarter of 2002;

o a $0.3 million increase in gross margin (excluding depreciation) in the 2002 period as a result of the sale of crude oil that was no longer needed to ensure efficient and uninterrupted operations; and

o an increase of $0.1 million in field operating costs, primarily from a $0.2 million increase in repair costs and a $0.1 million increase in fuel costs. Offsetting these increases was a $0.2 million decrease in payroll and benefit costs. The increase in repair costs is attributable primarily to painting and repairs at truck unloading stations. The increased fuel costs are due to the increase in market costs for petroleum products as a result of the higher crude oil prices in 2003. The decrease in personnel costs is due to a reduction in the number of drivers as we reduced volumes where margin on a transaction did not support related costs.

     During the first quarter of 2002, we reviewed our wellhead purchase contracts to determine whether margins under these contracts would support higher credit costs per barrel. In some cases where contracts could not be renegotiated to improve margins after considering the higher cost of credit, contracts were cancelled. During this same period we reviewed our exchange transactions with parties requiring credit support from us and eliminated those transactions with margins that would be insufficient to provide for the cost of a letter of credit.

     Pipeline gross margin excluding depreciation. Pipeline gross margin excluding depreciation was $1.7 million for the quarter ended March 31, 2003 as compared to $1.3 million for the first quarter of 2002. The factors affecting pipeline gross margin (excluding depreciation) were:

o an increase in revenues of $0.2 million from recognition of pipeline loss allowance barrels primarily as a result of revising pipeline tariffs to increase the amount of the pipeline loss allowance imposed on shippers,, as well as the sale of volumes in inventory at December 31, 2002;

o an increase of 56 percent in the average tariff on shipments resulting in an increase in revenue of $1.6 million;

o a decrease in throughput of 5 percent between the two periods, resulting in a revenue decrease of $0.2 million, due primarily to lower volumes on the Texas System partly as a result of stopping shipments while a pressure test was performed on a segment of the pipeline; and

o an increase in pipeline operating costs of $1.2 million in the first quarter of 2003. Personnel and benefits costs increased $0.1 million primarily as a result of additions to the operations staff in Mississippi and additions of staff engineers, and costs associated with work vehicles for the new staff added $0.1 million. Costs associated with maintenance of right of ways including clearing of tree canopies and costs associated with residential and commercial development around our pipelines and testing under pipeline integrity regulations by pressure testing part of the Texas System increased a combined $0.1 million. Expenses for maintenance of pumps and meters increased $0.2 million. Expenses for purging lines increased $0.1 million. In 2003, we increased safety training for our pipeline operations personnel by a cost of $0.2 million. During the third quarter of 2002, we undertook a project to add Global Positioning Satellite information to our pipeline maps as required pursuant to pipeline safety regulations. Expenses incurred on this project in the first quarter of 2003 totaled $0.3 million. Insurance costs increased by $0.1 million due to the combination of insurance market conditions and our loss history. Other operating costs, including power costs and corrosion control, increased by $0.1 million. Our remote monitoring and control costs were lower by $0.1 million as we completed the transition in early 2002 from a more expensive service.

     General and administrative expenses. General and administrative expenses were $2.4 million for the three months ended March 31, 2003, which was an increase of $0.3 million from the 2002 period. The increase in general and administrative expenses is primarily attributable to the write-off of $0.2 million of unamortized legal and consultant costs related to the Citicorp Agreement. We experienced increases in some recurring items such as audit and tax expenses, legal fees, insurance expense, travel and entertainment totaling $0.4 million which were partially offset by reductions totaling $0.3 million in salaries and benefits and subscriptions for pricing services that were eliminated during the first quarter of 2002 when we exited the bulk business.

     Depreciation and amortization. Depreciation and amortization in the 2003 quarter increased by $0.1 million when compared to the 2002 period due to property additions made during 2002.

     Interest expense. Interest expense increased $0.1 million due to the write-off of $0.4 million of unamortized facility costs related to the Citicorp Agreement which was replaced with the Fleet Facility, offset by lower commitment fees in the 2003 period. From January 1, 2003 through March 13, 2003, we paid commitment fees on the unused portion of the $80 million facility with Citicorp and from March 14, 2003 through the end of the quarter, we paid commitment fees on the unused portion of the $65 million Fleet Agreement.. In the 2002 quarter, we paid commitment fees on the unused portion of our $130 million Credit Agreement with Citicorp.

     Change in fair value of derivatives. As a result of a review of contracts existing at March 31, 2003, we determined that our contracts do not meet the requirement for treatment as derivative contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted). The contracts were designated as normal purchases and sales under the provisions for that treatment in SFAS No. 133.

     The fair value of the Partnership's net asset for derivatives had decreased by $0.7 million for the three months ended March 31, 2002.

     Gain on disposal of surplus assets. The gain on asset disposals in the 2002 period included a gain of $0.5 million from the sale of the Partnership's memberships in the New York Mercantile Exchange ("NYMEX").

     Outlook for the Remainder of 2003 and Beyond

         The information below is provided as an update to the "Outlook for 2003 and Beyond" section of our Annual Report on Form 10-K for the year ended December 31, 2002.

         Gathering and Marketing Operations

         The key drivers affecting our gathering and marketing gross margin (excluding depreciation) include production volumes, volatility of P-Plus margins, volatility of grade differentials, inventory management, and credit costs.

         A significant factor affecting our gathering and marketing gross margins (excluding depreciation) is changes in the domestic production of crude oil. Short-term and long-term price trends impact the amount of capital that producers have available to maintain existing production and to invest in developing crude reserves, which in turn impacts the amount of crude oil that is available to be gathered and marketed by us and our competitors. The volatility in prices over the last four years makes it very difficult to estimate the volume of crude oil available to purchase. We expect to continue to be subject to volatility and long-term declines in the availability of crude oil production for purchase by us.

         During the first quarter of 2003 market prices for crude oil fluctuated significantly due to world conditions. The conflict in Iraq led to expectations of disruptions in crude oil supply which caused prices to increase dramatically. The anticipation of a quick ending to the conflict and the lack of damage to the oil fields of Iraq then caused prices to decline beginning in March. The effects of strikes in Venezuela also impacted crude oil prices during the quarter.

         Most of our contracts for the purchase and sale of crude oil have components in the pricing provisions such that the price paid or received is adjusted for changes in the market price for crude oil, so that the changes in prices do not necessarily have a direct impact on our profitability. Often the pricing in a contract to purchase crude oil will consist of the market price component and a bonus, which is generally a fixed amount ranging from a few cents to several dollars. Typically the pricing in a contract to sell crude oil will consist of the market price component and a bonus that is not fixed, but instead is based on another market factor. This floating bonus market factor in the sales contracts is usually the price quoted by Platt's for WTI "P-Plus". Because the bonus for purchases of crude oil is fixed and P-Plus floats in the sales contracts, the margin on an individual transaction can vary from month-to-month depending on changes in the P-Plus component.

         P-Plus does not necessarily move in correlation with the price of oil in the market. P-Plus is affected by numerous factors such as future expectations for changes in crude oil prices, such that crude oil prices can be rising, but P-Plus can be decreasing. The table below shows the average P-Plus and the average posted price for West Texas Intermediate (WTI) as posted by Koch Supply & Trading, L.P. for December 2002 and the first quarter of 2003.

                    Month            Average P-Plus           WTI Posting
                    -----            --------------           -----------
                  December               $3.9130                $26.2177
                  January                $3.4690                $29.5161
                  February               $4.3850                $32.3839
                  March                  $4.5470                $29.9919

         We were able to sell some crude oil while P-Plus was increasing that was purchased at fixed bonuses. However should P-Plus remain at these high levels, some producers will ask that we adjust the fixed bonuses in our contracts with them such that the differences between P-Plus and the fixed bonuses will decline which will adversely affect gross margin (excluding depreciation).

         Our purchase and sales contracts are primarily "Evergreen" contracts which means they continue from month to month unless one of the parties to the contract gives 30-days notice of cancellation. In order to change the pricing in a fixed bonus contract, we would have to give 30-days notice that we want to cancel and renegotiate the contract. This notice requirement, therefore, means that at least a month will pass before the fixed bonus can be reduced to correspond with a decrease in the P-Plus component of the related sales contract. In this case our margin would be reduced until such a change is made. Because of the volatility of P-Plus, it is not practical to renegotiate every purchase contract for every change in P-Plus. So margins from the sale of the crude oil can be volatile as a result of these timing differences. Because of the increase in P-Plus in the last quarter of 2002 and first quarter of 2003, we have adjusted bonuses on some contracts. Should P-Plus decline to levels more consistent with the first five months of 2002 when P-Plus ranged from $2.744 to $3.1005, we could experience declines in margins until we are able to give the required notice and renegotiate the purchase contract bonuses.

         We also saw fluctuations in grade differentials during the first quarter of 2003. A few purchase contracts and some sale contracts also include a component for grade differentials. The grade refers to the type of crude oil. Crude oils from different wells and areas can have different chemical compositions. These different grades of crude oil will appeal to different customers depending on the processing capabilities of the refineries who ultimately process the oil. We may buy oil under a contract where we considered the typical grade differences in the market when we set the fixed bonus. If we then sell the oil under a contract with a floating grade differential in the formula, and that grade differential fluctuates, then we can experience an increase or decrease in our gross margin (excluding depreciation) from that oil purchase and sale. The table below shows the grade differential between West Texas Intermediate grade crude oil and West Texas Sour grade crude oil for December 2002 and each month of the first quarter of 2003 and the differential between West Texas Intermediate grade crude oil and Light Louisiana Sweet grade crude oil for the same periods.

                                       WTI/WTS                WTI/LLS
                    Month              Differential           Differential
                    -----              ------------           ------------
                  December               $(2.243)               $(0.008)
                  January                $(1.569)               $ 0.510
                  February               $(1.404)               $ 0.692
                  March                  $(4.109)               $ 0.178

         This volatility in grade differentials can affect the volatility of our gathering and marketing gross margins (excluding depreciation).

         Another factor that can contribute to volatility in our earnings is inventory management. Generally contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We generally aggregate the volumes purchased from numerous wells and deliver it into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a given month, they cannot state absolutely how much oil will be produced. Our sales contracts typically state a specific volume to be sold, which is determined prior to the month of production. Consequently, if the actual production gathered by us is more or less than we expected and sold, we will either increase or decrease our inventory volume. Under our risk management policy and the terms of the Fleet Facility, we are not allowed to speculate on the price of crude oil and are thus required to hedge the value of our inventory. As a result, the main objective of inventory management is minimizing the variances in the volumes between purchases and sales and eliminating the volume variances that inevitably result.

         Both gathering and marketing volumes and margins are expected to be lower during 2003 as compared to 2002 as this business is likely to be subject to market volatility. Additionally, this business may be constrained by the need for trade credit if crude oil prices increase above current levels on a sustained basis or should credit demands from producers increase. During 2003, we expect gathering and marketing gross margins (excluding depreciation) to decline relative to 2002 due to an expected decrease in the volume of crude oil to be gathered during 2003.

         Pipeline Operations

         Volumes on our pipeline systems declined during the first quarter of 2003 as compared to the same period in 2002. We expect this volumetric loss to continue during the remainder of 2003.

         During the first quarter of 2003, volumes averaged 71,392 barrels per day, with 46,842 barrels per day of that volume on the Texas System, 9,295 barrels per day on the Mississippi System and 15,255 barrels per day on the Jay System. The Texas System volume was negatively impacted during the first quarter due to the cessation of deliveries to Marathon Ashland Petroleum LLC for almost a month while we conducted a pressure test of our pipeline and Marathon performed routine major maintenance. We expect volumes to return to approximately the average in the fourth quarter of 2002 on the Texas System of 49,531 barrels per day.

         The volumes on the Mississippi System of 9,295 barrels per day were less than the fourth quarter average of 9,915 barrels per day. During the first quarter of 2003, volumes from parties other than Denbury Resources Inc. declined. We expect Mississippi System volumes for the remainder of 2003 to average between 9,000 and 10,000 barrels per day. We had anticipated a connecting carrier would begin shipping on the Liberty to near Baton Rouge segment of the Mississippi System that has been out-of-service since February 1, 2002, to begin shipping again during the latter half of 2003. It now appears unlikely that shipments of any significance on this segment will begin before 2004 as sufficient volumes do not appear to be available for shipment.

         The volumes on the Jay System were 15,255 barrels per day for the first quarter of 2003. During the fourth quarter of 2002, volumes on this system averaged 14,748 barrels. We were recently advised by a producer near our pipeline that their development plans for their fields in the area have been postponed until the fourth quarter of 2003, so it is unlikely that we will see any increase in volume on this system until late in 2003.

         The tariff increases we obtained in 2002 should continue to benefit 2003's pipeline revenues. Gross margin (excluding depreciation) from pipeline operations was positively impacted by the recognition of revenue from volumes related to the pipeline loss allowances and quality deductions from shipper volumes in excess of volumetric measurement losses. During the first quarter of 2003, we recognized revenue of $1.0 million related to these deductions from shippers net of losses, which totaled approximately 35,000 barrels. Additionally we realized $0.4 million of revenue from the sale of volumes in inventory at December 31, 2002 due to the rise in prices. If crude oil market prices continue the recent trend to decline, revenues from these net deductions may be less.

         We expect our pipeline operating costs to be higher for the remainder of 2003 than in 2002 as we continue testing under the IMP program, perform testing of tanks and painting projects at pipeline stations. Pipeline gross margin (excluding depreciation) should decline slightly in 2003 as compared to 2002.

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

         General and Administrative Expenses

         General and administrative expenses increased slightly in the first quarter of 2003 due to the write-off of the unamortized legal and consultant costs related to the Citicorp Agreement that totaled $0.2 million. This write-off was necessitated by the replacement of the Citicorp Agreement with the Fleet Agreement. We also expect to incur cost increases for insurance and other costs to comply with SEC regulations mandated by the Sarbanes-Oxley Act in 2003.

         Capital Expenditures

         An important factor affecting our outlook is capital expenditures. In our 2002 Form 10-K, we indicated that we established a capital budget of $6.7 million for maintenance capital expenditures for 2003. During the first quarter of 2003, we made capital expenditures totaling $2.2 million, with $1.6 million of that total for maintenance capital expenditures. For the remainder of 2003, we expect to expend $5.1 million for maintenance capital items. For 2004, we expect to make capital expenditures of $8.4 million. After 2004, capital expenditures are expected to return to a normal pattern of approximately $2.0 million per year.

         Access to Capital

         The most significant event in the first quarter of 2003 was replacement of the credit facility with Citicorp North America, Inc. ("Citicorp") with a three-year $65 million credit facility ("Fleet Agreement") with a group of banks, with Fleet National Bank as agent.

         The Fleet Agreement replaced an $80 million credit facility that was to expire in December 2003. Reduction of the size of the credit facility to a size in line with our needs reduces the commitment fees we are required to pay. Obtaining a facility for a three-year period provides a source of funding and credit for a longer term and provides additional financial institutions that may make access to debt capital easier as we grow. The Fleet Agreement has terms similar to the terms in the Citicorp Agreement. The details of those terms are described more fully below in "Liquidity and Capital Resources".

         As a result of the replacement of the Citicorp Agreement, the unamortized fees paid in December 2001 to obtain the Citicorp Agreement were charged to expense in the first quarter of 2003. The total of fees charged to expense was $0.6 million, with $0.2 million included in general and administrative expenses and the remainder in interest expense.

         Distribution Expectations

         As a master limited partnership, the key consideration of our Unitholders is the amount of our distribution, its reliability and the prospects for distribution growth. We made no regular distributions during 2002. On April 14, 2003, we declared a regular distribution of $0.05 per Unit for the first quarter of 2003 payable on May 15, 2003 to Common Unitholders and the General Partner of record on April 30, 2003. Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Fleet Agreement by at least $10 million plus the distribution measured once each month. Based on the need for larger than normal capital expenditures to comply with the pipeline regulations during 2003 and 2004 and the need to strengthen our balance sheet to improve our access to capital for growth, and considering the restrictive covenant in our new credit facility, we do not expect to restore the regular distribution to the targeted minimum quarterly distribution amount of $0.20 per quarter for the next year or two. However, if we exceed our expectations for improving the performance of the business, if our capital projects cost less than we currently estimate, or if our access to capital allows us to make accretive acquisitions, we may be able to restore the targeted minimum quarterly distribution sooner.

     Liquidity and Capital Resources

         Cash Flows

         During the first quarter of 2003, we generated cash flows from operating activities of $6.0 million as compared to $1.2 million for the same period in 2002. In 2003, we reduced our inventories by $3.6 million while the other components of working capital increased $0.6 million. Net income was $0.9 million and depreciation of assets and amortization of assets and deferred charges was $1.5 million. In the first quarter of 2002, net income was 1.3 million and depreciation and amortization was 1.6 million. The change in components of working capital resulted in the utilization of $2.7 million of cash. Factors related to the timing of cash receipts and payments related to the exit of the bulk and exchange business at the end of 2001 were the primary reasons for the fluctuation in our current assets and liabilities in the 2002 period.

         Cash flows used in investing activities in the first quarter of 2003 were $2.1 million as compared to cash flows provided by investing activities of $1.0 million in the 2002 period. In 2003 we expended $2.2 million for property and equipment additions. Maintenance capital expenditures totaling $1.6 million included refurbishment of pipe in Mississippi and Texas, the addition of equipment to allow us to switch to satellite monitoring of our pipelines and additional upgrades to pipeline pumps and meters in Mississippi to handle larger volumes of crude oil throughput. Additionally we purchased a condensate storage facility in Texas for $0.6 million. Offsetting these expenditures in 2003, were sales of surplus assets from which we received $0.1 million. In the first quarter of 2002, we sold our two seats on the NYMEX for $1.7 million. These seats had become surplus assets when the business model was changed to reduce bulk and exchange activities, reducing the level of NYMEX activity that Genesis would need. We also expended $0.8 million for property additions during that period.

         Net cash expended for financing activities was $3.1 million in the first quarter of 2003. We expended $1.1 million for fees related to obtaining the Fleet Agreement and we reduced the outstanding balance of our long-term debt by $2.0 million. In the 2002 period, we repaid $7.4 million of debt under our credit facility. No cash distributions were paid in either period.

         Capital Expenditures

         As discussed above, we expended $1.6 million in the first quarter of 2003 for maintenance capital expenditures on property and equipment. We spent $0.5 million for capital expenditures on the Mississippi Pipeline System, $0.6 million on the Texas Pipeline System, and $0.5 million for computer hardware, software, communication and other technological equipment used for pipeline and trucking operations. The $0.5 million spent for the Mississippi Pipeline System was for two purposes. First, we made additional improvements to the pipeline from Soso to Gwinville where the crude oil spill had occurred in December 1999 to restore this segment to service. Second, we improved the pipeline from Gwinville to Liberty to be able to handle increased volumes on that segment by upgrading pumps and meters and completing additional tankage. In Texas, we continued to upgrade the West Columbia segment of the pipeline.

         For the remainder of 2003, we estimate our capital expenditures will be approximately $5.1 million. We expect $3.5 million of the $5.1 million will be spent for capital improvements to our pipeline systems as result of the IMP assessments. Of the remaining $1.6 million in capital expenditures, substantially all of it will be spent on other pipeline improvements such as tankage, equipment upgrades including a change to satellite monitoring, and corrosion control.

         In 2004, we expect the level of capital expenditures to be approximately $8.4 million with $4.6 million for pipeline integrity improvements and the balance of $3.8 million for tankage and other improvements. At the end of 2004, we expect that we will have incurred most of the significant costs related to the IMP regulatory compliance and expect to only spend $1.8 million in 2005 for capital items, with $1.2 million related to IMP. Expenditures in years after 2006 should remain in the $1.5 million to $2.5 million level as the expected integrity improvements should not be as great on the remaining segments of the pipelines.

         Capital Resources

         In March 2003, we replaced our credit agreement with Citicorp with a $65 million three-year credit facility with a group of banks with Fleet National Bank as agent ("Fleet Agreement"). The Fleet Agreement has a sublimit for working capital loans in the amount of $25 million, with the remainder of the facility available for letters of credit.

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

o We pay a commitment fee on the unused portion of the $65 million commitment. This commitment fee is also based on the AUL and will range from 0.375% to 0.50%. During the first six months of the facility, the commitment fee will be 0.50%.

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

         Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) of the Fleet Agreement by at least $10 million plus the distribution measured once each month. See additional discussion below under "Distributions".

         At March 31, 2003, we had $3.5 million outstanding under the Fleet Agreement. Due to the revolving nature of loans under the Fleet Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 31, 2006. At March 31, 2003, we had letters of credit outstanding under the Fleet Agreement totaling $30.0 million, comprised of $16.1 million and $13.1 million for crude oil purchases related to March 2003 and April 2003, respectively and $0.8 million related to other business obligations.

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

     Working Capital

         Our balance sheet reflects negative working capital of $6.2 million. The majority of this difference can be attributed to the accrual for the fines and penalties that we expect to pay to state and federal regulators related to the December 1999 Mississippi oil spill. That accrual is $3.0 million. As we have a working capital sublimit under the Fleet Agreement of $25 million and have only borrowed $3.5 million at March 31, 2003, we have the ability to borrow the funds to make the necessary payments.

     Contractual Obligation and Commercial Commitments

         In addition to the Fleet Agreement discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes these obligations and commitments at March 31, 2003 (in thousands).



                                                                  Payments Due by Period
                                         -----------------------------------------------------------------------
                                                          Less than        1 - 3         4 - 5         After 5
           Contractual Cash Obligations      Total         1 Year          Years         Years          Years
           ----------------------------  ------------   ------------   -----------   ------------   ------------
              Operating Leases           $     14,744   $      4,128   $     6,437   $      1,884   $      2,295
              Unconditional Purchase
                Obligations (1)               140,384        139,991           393              -              -
                                         ------------   ------------   -----------   ------------   ------------

              Total Contractual Cash
                Obligations              $    155,128   $    144,119   $     6,830   $      1,884   $      2,295
                                         ============   ============   ===========   ============   ============

              (1) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at March 31, 2003, were used to value the obligations, such that actual obligations may differ from the amounts included above.


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

         Under the terms of the Fleet Agreement, we cannot pay a distribution for any quarter unless the Borrowing Base exceeds the usage under the Fleet Agreement (working capital loans plus outstanding letters of credit) for every day of the quarter by at least $10 million plus the total amount of the distribution.

         Available cash before reserves for the quarter ended March 31, 2003, is as follows (in thousands):

                Net income.....................................     $       879
                Depreciation and amortization..................           1,515
                Cash proceeds in excess of gain from
                  asset sales..................................              40
                Maintenance capital expenditures...............          (1,644)
                                                                    -----------
                Available cash before reserves.................     $       790
                                                                    ===========

         Available cash is a non-generally accepted accounting principle measure. For further information on available cash and a reconciliation of this measure to cash flows from operating activities, see "Non-GAAP Financial Measure" below.

         On April 14, 2003, we declared a distribution of $0.05 per unit payable May 15, 2003 to Common Unitholders and the General Partner of record at the close of business on April 30, 2003. We expect to continue regular quarterly distributions during 2003 of at least $0.05 per unit. Any decision to restore the distribution to the targeted minimum quarterly distribution will take into account our ability to sustain the distribution on an ongoing basis with cash generated by our existing asset base, capital requirements needed to maintain and optimize the performance of our asset base, and our ability to finance our existing capital requirements and accretive acquisitions.

     Industry Credit Market Disruptions

         Over the last two years there have been an unusual number of business failures and large financial restatements by small as well as large companies in the energy industry. Because the energy industry is very credit intensive, these failures and restatements have focused attention on the credit risks of companies in the energy industry by credit rating agencies, producers and counterparties.

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

         Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $88.7 million aggregate receivables on our consolidated balance sheet at March 31, 2003, approximately $88.1 million, or 99.3%, were less than 30 days past the invoice date.

     Non-GAAP Financial Measure

     The non-generally accepted accounting principles financial measure of available cash is presented in this Form 10-Q.. The amount included in this measure is computed in accordance with generally accepted accounting principles
(GAAP), with the exception of maintenance capital expenditures as used in our calculation of available cash. Maintenance or sustaining capital expenditures are defined as capital expenditures (as defined by GAAP) which do not increase the capacity of an asset or generate additional revenues or cash flow from operations.

     We believe that investors benefit from having access to the same financial measures being utilized by management. Available cash is a liquidity measure used by our management to compare cash flows generated by the partnership to the cash distribution we pay to our limited partners and the general partner. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure tells investors whether or not the partnership is generating cash flows at a level that can support a quarterly cash distribution to our partners. Lastly, available cash (also referred to as distributable cash flow) is the quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

         Several adjustments to net income are required to calculate available cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of decreases or the subtraction of increases in the value of financial instruments; and (3) the subtraction of maintenance capital expenditures.

         The reconciliation of available cash (a non-GAAP liquidity measure) to cash flow from operating activities for the quarter ended March 31, 2003, is as follows (in thousands):

          Cash flows from operating activities.................     $     6,056
          Adjustments to reconcile operating activities
            cash flows to available cash:
               Maintenance capital expenditures................          (1,644)
               Proceeds from asset sales.......................              84
               Change in fair value of derivatives.............             (39)
               Amortization of credit facility issuance fees...            (750)
               Net effect of changes in operating accounts not
                 included in calculation of available cash.....          (2,917)
                                                                     -----------
          Available cash before reserves.......................      $       790
                                                                     ===========

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

     New Accounting Pronouncements

         SFAS 143

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement. The standard was effective for Genesis on January 1, 2003.

         With respect to our pipelines, federal regulations will require us to purge the crude oil from our pipelines when the pipelines are retired. Our right of way agreements do not require us to remove pipe or otherwise perform remediation upon taking the pipelines out of service. Many of our truck unload stations are on leased sites that require that we remove our improvements upon expiration of the lease term. For our pipelines, we are unable to reasonably estimate and record liabilities for the majority of our obligations that fall under the provisions of this statement because we cannot reasonably estimate when such obligations would be settled. For the truck unload stations, the site leases have provisions such that the lease continues until one of the parties gives notice that it wishes to end the lease. At this time we cannot reasonably estimate when such notice would be given and when the obligations to remove our improvements would be settled. We will record asset retirement obligations in the period in which we determine the settlement dates.

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

         SFAS 148

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition from a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. At this time, there are no outstanding grants of Partnership units under our Restricted Unit Plan (see Note 15). Therefore, the adoption of this statement had no effect on our financial position, results of operations, cash flows or disclosure requirements.

     Forward Looking Statements

         The statements in this report on Form 10-Q that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that our goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

         o    changes in regulations;
         o    our success in obtaining additional lease barrels;
         o changes in crude oil production volumes (both world-wide and in areas in which we have operations);
         o developments relating to possible acquisitions, dispositions or business combination opportunities;
         o    volatility of crude oil prices, P-Plus and grade differentials;
         o    the success of the risk management activities;
         o    credit requirements by our counterparties;
         o the cost of obtaining liability and property insurance at a reasonable cost;
         o acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;
         o our ability in the future to generate sufficient amounts of Available Cash to permit the payment to unitholders of a quarterly distribution;
         o any additional requirements for testing or changes in the Mississippi pipeline system as a result of the oil spill that occurred there in December 1999;
         o any fines and penalties federal and state regulatory agencies may impose in connection with the oil spill that would not be reimbursed by insurance;
         o the costs of testing under the IMP and any rehabilitation required as a result of that testing;
         o    estimated timing and amount of future capital expenditures;
         o our success in increasing tariff rates on our common carrier pipelines;
         o    results of current or threatened litigation; and
         o conditions of capital markets and equity markets during the periods covered by the forward looking statements.

         All subsequent written or oral forward looking statements attributable to us, or persons acting our behalf, are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Price Risk Management and Financial Instruments

     The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. Historically, the Partnership has utilized New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to market price fluctuations, however, at March 31, 2003, no contracts were outstanding. Information about inventory at March 31, 2003, is contained in the table set forth below.

         Crude Oil Inventory
              Volume (1,000 bbls)...............................            45
              Carrying value (in thousands).....................   $     1,275
              Fair value (in thousands).........................   $     1,376

     Fair values were determined by using the notional amount in barrels multiplied by published market closing prices for the applicable crude oil type at March 31, 2003.

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



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     See Part I. Item 1. Note 10 to the Condensed Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit 99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            A report on Form 8-K was filed on March 7, 2003, to file the press release of the Partnership's earnings for the year ended December 31, 2002.

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



                                                GENESIS ENERGY, L.P.
                                                (A Delaware Limited Partnership)

                                            By: GENESIS ENERGY, INC., as
                                                     General Partner


Date:  May 12, 2003                         By:   /s/  ROSS A. BENAVIDES
                                                  ------------------------------
                                                  Ross A. Benavides
                                                  Chief Financial Officer

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


Date:  May 12, 2003

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


Date:  May 12, 2003

                                                         /s/  Ross A. Benavides
                                                         -----------------------
                                                         Ross A. Benavides
                                                         Chief Financial Officer