Form 10-Q
period 2003-06-30
GENESIS ENERGY LP
filed 2003-08-12
CIK 1022321

Microsoft Word 10.0.2627


===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        --------------------------------

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                   Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes     No |X|

===============================================================================

                          This report contains 28 pages

                              GENESIS ENERGY, L.P.

                                    Form 10-Q

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2003 and December 31, 2002..............................       3

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002       4

         Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2003.........       5

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002..........       6

         Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 2003.............       7

         Notes to Consolidated Financial Statements.....................................................       8



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........      15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................      27

Item 4.  Controls and Procedures........................................................................      28



                                                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................      28

Item 6.  Exhibits and Reports on Form 8-K...............................................................      28



SIGNATURES  ..........................................................................................        28

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                          June 30,         December 31,
                                                                            2003               2002
                                                                        ----------         ----------
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................      $    2,863         $    1,071
   Accounts receivable-trade......................................          76,795             80,664
   Inventories....................................................           1,490              4,952
   Other..........................................................           4,269              5,410
                                                                        ----------         ----------
      Total current assets........................................          85,417             92,097

FIXED ASSETS, at cost.............................................         119,906            118,418
   Less:  Accumulated depreciation................................         (74,220)           (73,958)
                                                                        ----------         ----------
      Net fixed assets............................................          45,686             44,460

OTHER ASSETS, net of amortization.................................           1,028                980
                                                                        ----------         ----------

TOTAL ASSETS......................................................      $  132,131         $  137,537
                                                                        ==========         ==========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade.......................................................      $   75,865         $   82,640
      Related party...............................................           4,163              4,746
   Accrued liabilities............................................           7,918              8,834
                                                                        ----------         ----------
      Total current liabilities...................................          87,946             96,220

LONG-TERM DEBT....................................................           6,000              5,500

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTERESTS................................................             515                515

PARTNERS' CAPITAL
   Common unitholders, 8,625 units issued and outstanding.........          36,909             34,626
   General partner................................................             761                715
   Accumulated other comprehensive income.........................               -                (39)
                                                                        ----------         ----------
      Total partners' capital.....................................          37,670             35,302
                                                                        ----------         ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................      $  132,131         $  137,537
                                                                        ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2003           2002          2003           2002
                                                        ------------   -----------   ------------   ------------

REVENUES:
   Gathering and marketing revenues
      Unrelated parties..............................   $    214,532   $   235,890   $    470,496   $    467,781
      Related parties................................              -             -              -          3,036
   Pipeline revenues.................................          5,417         4,879         11,335          9,191
                                                        ------------   -----------   ------------   ------------
         Total revenues..............................        219,949       240,769        481,831        480,008
COST OF SALES:
   Crude costs, unrelated parties....................        192,628       223,892        425,738        450,709
   Crude costs, related parties......................         13,684         4,385         28,866          4,385
   Field operating costs.............................          4,028         4,014          8,167          8,004
   Pipeline operating costs..........................          3,750         2,256          7,946          5,250
                                                        ------------   -----------   ------------   ------------
      Total cost of sales............................        214,090       234,547        470,717        468,348
                                                        ------------   -----------   ------------   ------------
GROSS MARGIN.........................................          5,859         6,222         11,114         11,660
EXPENSES:
   General and administrative........................          2,445         2,204          4,808          4,292
   Depreciation and amortization.....................          1,369         1,475          2,884          2,898
   Other ............................................             (3)            -            (47)             -
                                                        ------------   -----------   ------------   ------------

OPERATING INCOME.....................................          2,048         2,543          3,469          4,470
OTHER INCOME (EXPENSE):
   Interest income...................................              7            10             15             15
   Interest expense..................................           (165)         (278)          (715)          (683)
   Change in fair value of derivatives...............              -          (355)             -         (1,057)
   Gain on asset disposals...........................              -           186              -            675
                                                        ------------   -----------   ------------   ------------

Income before minority interest......................          1,890         2,106          2,769          3,420

Minority interest....................................              -             -              -              -
                                                        ------------   -----------   ------------   ------------

NET INCOME...........................................   $      1,890   $     2,106   $      2,769   $      3,420
                                                        ============   ===========   ============   ============

NET INCOME PER COMMON UNIT - BASIC AND DILUTED.......   $       0.21   $      0.24   $        .31   $       0.39
                                                        ============   ===========   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING..          8,625         8,625          8,625          8,625
                                                        ============   ===========   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                            2003           2002          2003           2002
                                                        ------------   -----------   ------------   ------------

NET INCOME...........................................   $      1,890   $     2,106   $      2,769   $      3,420
OTHER COMPREHENSIVE INCOME:
      Change in fair value of derivatives used for
        hedging purposes                                           -             -             39              -
                                                        ------------   -----------   ------------   ------------
COMPREHENSIVE INCOME.................................   $      1,890   $     2,106   $      2,808   $      3,420
                                                        ============   ===========   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     Six Months Ended June 30,
                                                                                        2003          2002

                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $   2,769      $   3,420
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation.................................................................       2,678          2,474
     Amortization of covenant not-to-compete......................................         206            424
     Amortization and write-off of credit facility issuance costs.................         841            320
     Change in fair value of derivatives..........................................          39          1,057
     Minority interest's equity in earnings.......................................           -              -
     Gain on asset disposals......................................................         (47)          (675)
     Other noncash charges........................................................           -            810
     Changes in components of working capital -
        Accounts receivable.......................................................       3,869         89,290
        Inventories...............................................................       3,027          3,676
        Other current assets......................................................       1,141          5,453
        Accounts payable..........................................................      (7,358)       (93,251)
        Accrued liabilities.......................................................        (916)        (1,412)
                                                                                     ---------      ---------
Net cash provided by operating activities.........................................       6,249         11,586
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............................................      (3,509)        (1,212)
  Change in other assets..........................................................          (2)             1
  Proceeds from sales of assets...................................................          87          2,182
                                                                                     ---------      ---------
Net cash (used in) provided by investing activities...............................      (3,424)           971
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) of debt.................................................         500        (12,400)
  Credit facility issuance costs..................................................      (1,093)             -
  Distributions to common unitholders.............................................        (431)             -
  Distributions to general partner................................................          (9)             -
                                                                                     ----------     ---------
Net cash used in financing activities.............................................      (1,033)       (12,400)
                                                                                     ---------      ---------

Net increase in cash and cash equivalents.........................................       1,792            157

Cash and cash equivalents at beginning of period..................................       1,071          5,777
                                                                                     ---------      ---------

Cash and cash equivalents at end of period........................................   $   2,863      $   5,934
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)


                                                                               Partners' Capital
                                                          -------------------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                                            Common     General      Comprehensive
                                                          Unitholders  Partner        Income         Total
                                                          ----------   ---------     ------------    ------------
Partners' capital at December 31, 2002.................   $   34,626   $     715     $        (39)   $     35,302

Net income for the six months ended June 30, 2003......        2,714          55                -           2,769

Cash distributions to partners during the six months
  ended June 30, 2003..................................         (431)         (9)               -            (440)

Change in fair value of derivatives used for hedging
  purposes.............................................            -           -               39              39
                                                          ----------   ---------     ------------    ------------

Partners' capital at June 30, 2003.....................   $   36,909   $     761     $          -    $     37,670
                                                          ==========   =========     ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Formation and Offering

     Genesis Energy, L.P. ("GELP" or the "Partnership") was formed in December 1996 as an initial public offering of 8.6 million Common Units, representing limited partner interests in GELP. The General Partner of GELP is Genesis Energy, Inc. (the "General Partner") which owns a 2% general partner interest in GELP. The General Partner is owned by Denbury Gathering & Marketing, Inc. a subsidiary of Denbury Resources Inc. ("Denbury").

     Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. The general partner of these subsidiary partnerships is Genesis Energy, Inc. The General Partner has no income or ownership interest in the subsidiary partnerships. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as "GCOLP".

2.  Basis of Presentation

     The accompanying consolidated financial statements and related notes present the financial position as of June 30, 2003 and December 31, 2002 for GELP, the results of operations for the three and six months ended June 30, 2003 and 2002, cash flows for the six months ended June 30, 2003 and 2002, and changes in partners' capital for the six months ended June 30, 2003.

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

     Basic net income per Common Unit is calculated on the weighted average number of outstanding Common Units. The weighted average number of Common Units outstanding for the three and six months ended June 30, 2003 and 2002 was 8,625,000. For this purpose, the 2% General Partner interest is excluded from net income. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented.

     Certain prior period amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on reported net income, total assets, total liabilities and partners' equity.

3.  New Accounting Pronouncements

     GELP adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which the obligation is incurred and can be reasonably estimated. When the liability is initially recorded, a corresponding increase in the carrying amount of the related long-lived asset would be recorded. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss on settlement.

     With respect to its pipelines, federal regulations will require GELP to purge the crude oil from its pipelines when the pipelines are retired. The Partnership's right of way agreements do not require it to remove pipe or otherwise perform remediation upon taking the pipelines out of service. Many of its truck unload stations are on leased sites that require that the Partnership remove improvements upon expiration of the lease term. For its pipelines, management of the Partnership is unable to reasonably estimate and record liabilities for its obligations that fall under the provisions of this statement because it cannot reasonably estimate when such obligations would be settled. For the truck unload stations, the site leases have provisions such that the lease continues until one of the parties gives notice that it wishes to end the lease. At this time management of the Partnership cannot reasonably estimate when such notice would be given and when the obligations to remove its improvements would be settled. The Partnership will record asset retirement obligations in the period in which it determines the settlement dates.

     On January 1, 2003, GELP adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. This statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of commitment to an exit plan. This adoption of this statement had no material impact on the Partnership's financial statements.

     GELP implemented FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" as of December 31, 2002. This interpretation of SFAS No. 5, 57 and 107, and rescission of FASB Interpretation No. 34 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The information required by this interpretation is included in Note 10.

     GELP adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as of January 1, 2003. This statement provides alternative methods of transition from a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. As there are no outstanding grants of Partnership units under any compensation plans of the Partnership, the adoption of this statement had no effect on either the financial position, results of operations, cash flows or disclosure requirements of the Partnership.

     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Partnership will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. Under Statement 133 and related amendments and interpretations, volumes with physical delivery that were net scheduled for delivery purposes and where gross payments were made and credit risk was assumed were designated for the normal purchase and sale exemption and were exempt from derivative accounting treatment. SFAS No. 149 eliminates this exemption if net scheduling occurs. Therefore, a few of the Partnership's contracts representing a small volume will be required to be treated as derivatives in the future and marked to market each period.

     In May 2003, The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain freestanding instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Partnership is required to adopt SFAS No. 150 effective July 1, 2003. The adoption of this statement is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

4.  Business Segment and Customer Information

     The Partnership manages all of its material operations around the gathering and marketing of crude oil, and reports its operations, both internally and externally, as a single business segment. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 25%, 14% and 12%, respectively, of revenues in the first six months of 2003. ExxonMobil Corporation and Marathon Ashland Petroleum LLC accounted for 15% and 15%, respectively, of revenues in the first six months of 2002.

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

     The key terms of the Fleet Agreement are as follows:

o Letter of credit fees are based on the usage of the Fleet facility in relation to the borrowing base and will range from 2.00% to 3.00%. During the first six months of the facility, the rate will be 2.50%.

o The interest rate on working capital borrowings is also based on the usage of the Fleet facility in relation to the borrowing base. Loans may be based on the prime rate or the LIBOR rate, at the Partnership's option. The interest rate on prime rate loans can range from the prime rate plus 1.00% to the prime rate plus 2.00%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 2.00% to the LIBOR rate plus 3.00%. During the first six months of the facility, the Partnership may choose to borrow at either the prime rate plus 1.50% or the LIBOR rate plus 2.50%. The Partnership's outstanding balance at June 30, 2003 was borrowed at the prime rate plus 1.50%.

o The Partnership pays a commitment fee on the unused portion of the $65 million commitment. This commitment fee is also based on the usage of the Fleet facility and will range from 0.375% to 0.50%. During the first six months of the facility, the commitment fee will be 0.50%.

o The amount that the Partnership may have outstanding in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base is defined in the Fleet Agreement generally to include cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly.

o Collateral under the Fleet Agreement consists of the Partnership's accounts receivable, inventory, cash accounts, margin accounts and fixed assets.

o The Fleet Agreement contains covenants requiring a minimum current ratio, a maximum leverage ratio, a minimum cash flow coverage ratio, a maximum ratio of indebtedness to capitalization, a minimum EBITDA (earnings before interest, taxes depreciation and amortization), and limitations on distributions to Unitholders. The Partnership was in compliance with these covenants at June 30, 2003.

     Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage by certain amounts. See additional discussion below under "Distributions".

     At June 30, 2003, the Partnership had $6.0 million outstanding under the Fleet Agreement. Due to the revolving nature of loans under the Fleet Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 14, 2006. At June 30, 2003, the Partnership had letters of credit outstanding under the Fleet Agreement totaling $26.4 million, comprised of $13.5 million and $12.1 million for crude oil purchases related to June 2003 and July 2003, respectively and $0.8 million related to other business obligations.

    Credit Availability

        Any significant decrease in the Partnership's financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit, which could restrict its gathering and marketing activities due to the limitations of the Fleet Agreement and Borrowing Base. This situation could in turn adversely affect its ability to maintain or increase the level of its purchasing and marketing activities or otherwise adversely affect its profitability and liquidity.

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

        During 2002, the Partnership did not pay any regular distributions although it met the Borrowing Base test in the last two quarters of that year. During the first and second quarters of 2003, the Partnership met the test in the Fleet Agreement. A distribution of $0.05 per unit ($0.4 million in total) was paid in May 2003 for the first quarter of 2003. A distribution of $0.05 per unit ($0.4 million in aggregate) payable on August 14, 2003 to Unitholders of record on July 31, 2003 has been declared for the second quarter of 2003.

7.  Transactions with Related Parties

     Sales, purchases and other transactions with affiliated companies, except for below-market guarantee fees paid in 2002 to Salomon Smith Barney Holdings Inc. ("Salomon"), in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Salomon was the owner of the General Partner until May 2002.

     Sales and Purchases of Crude Oil

        Denbury became a related party in May 2002. Purchases of crude oil from Denbury for the six months ended June 30, 2003, were $28.9 million. Purchases from Denbury during the six months ended June 30, 2002 while it was a related party were $4.4 million and purchases during the period before it became an affiliate were $10.9 million. Purchases from Denbury are secured by letters of credit.

        Salomon ceased to be a related party in May 2002. During the period in 2002 when Salomon was a related party, sales totaling $3.0 million were made to Phibro Inc., a subsidiary of Salomon.

     General and Administrative Services

        The Partnership does not directly employ any persons to manage or operate its business. These services are provided by the General Partner. The Partnership reimburses the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by the Partnership were $7,913,000 and $8,970,000 for the six months ended June 30, 2003 and 2002, respectively.

     Directors' Fees

        The Partnership paid $60,000 to Denbury in the six months ended June 30, 2003, for the services of four of Denbury's officers as directors of the General Partner, the same rate at which the Partnership's independent directors were paid.

     Credit Agreement

        In December 2001, Citicorp began providing the Partnership with a working capital and letter of credit facility. Citicorp and Salomon are both subsidiaries of Citicorp, Inc. From January 1, 2002, until May 14, 2002, when Citicorp ceased to be a related party, the Partnership incurred letter of credit fees, interest and commitment fees totaling $396,000 under the Credit Agreement. In December 2001, the Partnership paid Citicorp $900,000 as a fee for providing the facility. This facility fee was being amortized to earnings over the two-year life of the Credit Agreement and was included in interest expense on the consolidated statements of operations. When the facility was replaced in March 2003, the unamortized balance of this fee totaling $371,000 was charged to interest expense.

     Guaranty Fees

        From January 2002 to April 2002, Salomon provided guaranties under a transition arrangement with Salomon, Citicorp and the Partnership. For the six months ended June 30, 2002, the Partnership paid Salomon $61,000 for guarantee fees. The guarantee fees are included as a component in cost of crude on the consolidated statements of operations. These guarantee fees were less than the cost of a letter of credit facility from a bank.

8.  Supplemental Cash Flow Information

     Cash received by the Partnership for interest was $15,000 for the first half of both 2003 and 2002. Payments of interest were $170,000 and $338,000 for the six months ended June 30, 2003 and 2002, respectively.

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

     The Partnership utilizes crude oil futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in crude oil prices. Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

     The Partnership regularly reviews its contracts to determine if the contracts qualify for treatment as derivatives. At June 30, 2003, the Partnership had no contracts outstanding that qualified for derivative treatment under SFAS No. 133. At December 31, 2002, the Partnership determined that the only contract qualifying as a derivative was a qualifying cash flow hedge. The decrease of $39,000 in the fair value of this hedge was recorded in other comprehensive income and as accumulated other comprehensive income in the consolidated balance sheet. No hedge ineffectiveness was recognized during 2002. The anticipated transaction (crude oil sales) occurred in January 2003, and all related amounts held in other comprehensive income at December 31, 2002, were reclassified to the consolidated statement of operations in the first quarter of 2003. The Partnership determined that its other derivative contracts qualified for the normal purchase and sale exemption at June 30, 2003. The decrease in fair value of the Partnership's net asset for derivatives not qualifying as hedges in the first six months of 2002 was $1.1 million. This decrease in fair value of $1.1 million is recorded as a loss in the consolidated statements of operations under the caption "Change in fair value of derivatives".

10.  Contingencies

     Guarantees

        The Partnership has guaranteed $5.2 million of residual value related to the leases of tractors and trailers. Management of the Partnership believes the likelihood the Partnership would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

        GELP has guaranteed crude oil purchases of GCOLP. These guarantees, totaling $10.1 million at June 30, 2003, were provided to counterparties. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

        GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to Fleet under the terms of the Fleet Agreement related to borrowings and letters of credit. Borrowings at June 30, 2003, were $6.0 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

     Unitholder Litigation

        On June 7, 2000, Bruce E. Zoren, a holder of units of limited partner interests in the partnership, filed a putative class action complaint in the Delaware Court of Chancery, No. 18096-NC, seeking to enjoin a restructuring that was approved by the unitholders and completed in December 2000. Zoren is also seeking damages. Defendants named in the complaint include the Partnership, Genesis Energy L.L.C., members of the board of directors of Genesis Energy, L.L.C., and Salomon Smith Barney Holdings Inc. The plaintiff alleges numerous breaches of fiduciary duty loyalty owed by the defendants to the purported class in connection with making a proposal for restructuring. In November 2000, the plaintiff amended its complaint. In response, the defendants removed the amended complaint to federal court. On March 27, 2002, the federal court dismissed the suit; however, the plaintiff filed a motion to alter or amend the judgment. On May 15, 2002, the federal court denied the motion to alter or amend. The time for an appeal to be taken expired without an appeal being filed. On June 11, 2002, the plaintiff refiled the original complaint in the Delaware Court of Chancery, No. 19694-NC. On July 19, 2002, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. On July 28, 2003, the claim was dismissed with prejudice. While the plaintiff can appeal this dismissal, management of the Partnership believes that this matter has now been resolved.

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

         PQS is also a defendant in five suits brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, cause nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C. PQS has brought third party demand against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. Management of the Partnership believes that the demand against Genesis is without merit and intends to vigorously defend itself in this matter. A trial date in October 2003 has been set. Management of the Partnership believes that any potential liability will substantially be covered by insurance.

     Other Matters

        On December 20, 1999, the Partnership had a spill of crude oil from its Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance and the financial impact to the Partnership for the cost of the clean-up has not been material. Management of the Partnership has reached an agreement in principle with the US Environmental Protection Agency and the Mississippi Department of Environmental Quality for the payment of fines under environmental laws with respect to this oil spill. Based on this agreement in principle, in 2001 and 2002, a total accrual of $3.0 million was recorded for these fines. The fines will not be covered by insurance.

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

11.  Subsequent Event

     On July 14, 2003, the Board of Directors of the General Partner declared a cash distribution of $0.05 per Unit for the quarter ended June 30, 2003. The distribution will be paid August 14, 2003, to the General Partner and all Common Unitholders of record as of the close of business on July 31, 2003.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Genesis Energy, L.P., operates crude oil common carrier pipelines and is an independent gatherer and marketer of crude oil in North America, with operations concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. The following review of the results of operations and financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the Partnership's annual report on Form 10-K for the year ended December 31, 2002.

     Included in Management's Discussion and Analysis are the following sections:

o        2003 Highlights

o        Results of Operations

o        Outlook for the Remainder of 2003 and Beyond

o        Liquidity and Capital Resources

o        Forward Looking Statements



     2003 Highlights

     In May 2003, we resumed distributions to partners in the Partnership by making a distribution for the first quarter of 2003 in the amount of $0.05 per unit for a total of $0.4 million. We have declared a distribution for the second quarter of 2003, payable August 14, 2003 to unitholders of record on July 31, 2003, and the general partner in the amount of $0.05 per unit.

     The most significant event in the first half of 2003 was replacement of the credit facility with Citicorp North America, Inc. ("Citicorp") with a three-year $65 million credit facility with a group of banks, with Fleet National Bank as agent ("Fleet Agreement").

     The Fleet Agreement replaced an $80 million credit facility that was to expire in December 2003. Reduction of the size of the credit facility to a size in line with our needs reduces the commitment fees we are required to pay. Obtaining a facility for a three-year period provides a source of funding and credit for a longer term and provides additional financial institutions that may make access to debt capital easier as we grow. The Fleet Agreement has terms that are summarized more fully below and in Note 6 to the Consolidated Financial Statements.

     As a result of the replacement of the Citicorp Agreement, the unamortized portion of the fees paid in December 2001 to obtain the Citicorp Agreement were charged to expense in the first quarter of 2003. The total of fees charged to expense was $0.6 million, with $0.2 million included in general and administrative expenses and the remainder classified as interest expense.

     Results of Operations

     Financial and volumetric information for this discussion of the results of operations follows, in thousands, except volumes per day.



                                                        Three Months  Ended June 30,  Six Months   Ended June 30,
                                                            2003           2002          2003           2002
                                                        ------------   -----------   ------------   ------------
        Gross margin (excluding depreciation)
           Gathering and marketing revenues..........   $    214,532   $   235,890   $    470,496   $    470,817
           Crude costs...............................        206,312       228,277        454,604        455,094
           Field operating costs.....................          4,028         4,014          8,167          8,004
                                                        ------------   -----------   ------------   ------------
           Gathering and marketing gross margin......   $      4,192   $     3,599   $      7,725   $      7,719
                                                        ============   ===========   ============   ============

           Pipeline revenues.........................   $      5,417   $     4,879   $     11,335   $      9,191
           Pipeline operating costs..................          3,750         2,256          7,946          5,250
                                                        ------------   -----------   ------------   ------------
           Pipeline gross margin.....................   $      1,667   $     2,623   $      3,389   $      3,941
                                                        ============   ===========   ============   ============


        Barrels per day
           Wellhead..................................         58,815        65,497         60,125         66,476
           Bulk and exchange.........................         21,834        38,338         22,193         52,647
           Pipeline..................................         71,472        75,576         71,432         75,493

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

     In our gathering and marketing business, we seek to purchase and sell crude oil at points between the wellhead and the end user (usually a refinery) where we can achieve positive gross margins (excluding depreciation). We generally purchase crude oil at prevailing prices from producers at the wellhead under short-term contracts and then transport the crude by truck or pipeline for sale to or exchange with customers. We generally enter into exchange transactions only when the cost of the exchange is less than the alternate cost we would incur in transporting or storing the crude oil. In addition, we often exchange one grade of crude oil for another to maximize margins or meet contract delivery requirements.

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

     Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

        Gathering and marketing gross margin excluding depreciation, Gross margin (excluding depreciation) from gathering and marketing operations was $7.7 million for the six months ended June 30, 2003 and 2002. Although gross margin (excluding depreciation) was the same, the factors comprising gross margin (excluding depreciation) changed.

        Gross margin (excluding depreciation) increased in 2003 by $5.5 million due to price variances - an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale.

        Offsetting this increase were the following factors:

o a $4.8 million decrease due to a reduction of 31 percent in wellhead, bulk and exchange purchase volumes between 2002 and 2003;

o a $0.3 million increase in gross margin in the 2002 period as a result of the sale of crude oil that was no longer needed to ensure efficient and uninterrupted operations; no such sale occurred in the 2003 period;

o a $0.2 million increase in field operating costs due to higher diesel fuel costs to operate the Partnership's tractor/trailers, plus the costs of repairs to truck unloading stations; and

o a $0.2 million increase in credit costs due to the use of letters of credit in 2003 at a higher cost than the Salomon guaranties used from January to April 2002.

         The key drivers affecting our gathering and marketing gross margin (excluding depreciation) include production volumes, volatility of P-Plus margins, volatility of grade differentials, inventory management, and credit costs.

         A significant factor affecting our gathering and marketing gross margins (excluding depreciation) is changes in the domestic production of crude oil. Short-term and long-term price trends impact the amount of capital that producers have available to maintain existing production and to invest in developing crude reserves, which in turn impacts the amount of crude oil that is available to be gathered and marketed by us and our competitors. The volatility in prices over the last four years makes it very difficult to estimate investments that producers will make in finding and developing crude oil reserves, and therefore the volume available to purchase in future periods is difficult to estimate. We expect to continue to be subject to volatility and long-term declines in the availability of crude oil production for purchase.

         During the first quarter of 2003 market prices for crude oil fluctuated significantly due to world conditions. The conflict in Iraq led to expectations of disruptions in crude oil supply which caused prices to increase dramatically. The anticipation of a quick ending to the conflict and the lack of damage to the oil fields of Iraq then caused prices to decline beginning in March. The effects of strikes in Venezuela also impacted crude oil prices during the first quarter. Prices have stabilized during the second quarter of 2003.

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

         P-Plus does not necessarily move in correlation with the price of oil in the market. P-Plus is affected by numerous factors, such as future expectations for changes in crude oil prices, so that at times crude oil prices can be rising, but P-Plus can be decreasing. The table below shows the average P-Plus and the average posted price for West Texas Intermediate (WTI) as posted by Koch Supply & Trading, L.P.

                    Month            Average P-Plus           WTI Posting
                    -----            --------------           -----------
                  December               $3.9130                $26.2177
                  January                $3.4690                $29.5161
                  February               $4.3850                $32.3839
                  March                  $4.5470                $29.9919
                  April                  $5.1440                $25.0250
                  May                    $4.9670                $24.8790
                  June                   $3.7080                $27.2333

         Our purchase and sales contracts are primarily "Evergreen" contracts, which means they continue from month to month unless one of the parties to the contract gives 30-days notice of cancellation. In order to change the pricing in a fixed bonus contract, we have to give 30-days notice to cancel and renegotiate the contract. This notice requirement means that at least a month will pass before the fixed bonus can be reduced to correspond with a decrease in the P-Plus component of the related sales contract. In this case our margin would be reduced until such a change is made. Because of the volatility of P-Plus, it is not practical to renegotiate every purchase contract for every change in P-Plus. So margins from the sale of the crude oil can be volatile as a result of these timing differences. Because of the increase in P-Plus in the last quarter of 2002 and first half of 2003, we have adjusted bonuses on some of our purchase contracts. Should P-Plus decline to levels more consistent with the first five months of 2002 when P-Plus ranged from $2.744 to $3.1005, we could experience declines in margins until we are able to give the required notice and renegotiate the purchase contract bonuses. Although P-Plus did decline in June 2003, in July it returned to $4.6870, an amount more consistent with levels in the first five months of 2003.

         We also saw fluctuations in grade differentials during the first half of 2003. A few purchase contracts and some sale contracts also include a component for grade differentials. The grade refers to the type of crude oil. Crude oils from different wells and areas can have different chemical compositions. These different grades of crude oil will appeal to different customers depending on the processing capabilities of the refineries that ultimately process the oil. We may buy oil under a contract where we considered the typical grade differences in the market in setting the fixed bonus. If we then sell the oil under a contract with a floating grade differential in the formula, and that grade differential fluctuates, we can experience an increase or decrease in our gross margin (excluding depreciation) from that oil purchase and sale. The table below shows the grade differential between West Texas Intermediate grade crude oil and West Texas Sour grade crude oil for December 2002 and each month of the first half of 2003 and the differential between West Texas Intermediate grade crude oil and Light Louisiana Sweet grade crude oil for the same periods. Grade differentials fluctuate based on the needs of refiners and the real or perceived availability of the different crude types.

                                       WTI/WTS                WTI/LLS
                    Month              Differential           Differential
                    -----              ------------           ------------
                  December               $(2.243)               $(0.008)
                  January                $(1.569)               $ 0.510
                  February               $(1.404)               $ 0.692
                  March                  $(4.109)               $ 0.178
                  April                  $(4.797)               $(0.065)
                  May                    $(3.270)               $(0.257)
                  June                   $(1.499)               $ 0.026

         This volatility in grade differentials can affect the volatility of our gathering and marketing gross margins (excluding depreciation).

         Another factor that can contribute to volatility in our earnings is inventory management. Generally, contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We typically aggregate the volumes purchased from numerous wells and deliver it into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a given month, they cannot predict exactly how much oil will be produced. Our sales contracts typically state a specific volume to be sold, which is determined prior to the month of production. Consequently, if the actual production gathered by us is more or less than we expected and sold, we will either increase or decrease our inventory volume. Under our risk management policy and the terms of the Fleet Facility, we are not allowed to speculate on the price of crude oil and are required to hedge our inventory if it exceeds certain levels. As a result, the main objective of inventory management is minimizing the variances in the volumes between purchases and sales and eliminating the volume variances that inevitably result.

        Pipeline gross margin excluding depreciation. Pipeline gross margin (excluding depreciation) was $3.4 million for the six months ended June 30, 2003, as compared to $3.9 million for the first six months in 2002. The $0.5 million decrease in pipeline gross margin (excluding depreciation) was due to the following factors:

o a $2.7 million increase in pipeline operating costs in the 2003 period. This increase included costs totaling $0.2 million for personnel and benefits costs related to additions of operations staff in Mississippi and additions of staff engineers, and $0.1 million of costs associated with work vehicles for the new staff. Costs associated with maintenance of right-of-ways, including clearing of tree canopies, and costs for testing under pipeline integrity regulations increased a combined $0.4 million. Expenses for maintenance of pumps and meters increased $0.3 million. Expenses for purging lines and removal of related equipment increased $0.2 million. In 2003, we increased safety training for pipeline operations personnel at a cost of $0.2 million. During the third quarter of 2002, we undertook a project to add our pipelines to the National Pipeline Mapping System with Global Positioning Satellite (GPS) information on our pipeline maps as required by pipeline safety regulations. Expenses incurred on this project in the first half of 2003 totaled $0.5 million. Insurance costs increased $0.2 million due to the combination of insurance market conditions and our loss history. Maintenance costs related to the pipe, including corrosion control, increased $0.3 million. Other operating costs, including power costs, increased a total of $0.3 million; and

o a $0.4 million decrease due to a decline in throughput of 5% between the two periods.

Largely offsetting these decreases were increases from the following factors:

o a $2.0 million increase in revenue due to a 29 percent increase in the average tariff on shipments; and
o a $0.6 million increase in revenues from sales of pipeline loss allowance barrels primarily as a result of higher crude prices.

        During the first half of 2003, volumes averaged 71,432 barrels per day, with 48,236 barrels per day of that volume on the Texas System, 8,711 barrels per day on the Mississippi System and 14,485 barrels per day on the Jay System. The Texas System volume was negatively impacted during the first half of 2003 due to the cessation of deliveries to Marathon Ashland Petroleum LLC for almost a month while we conducted a pressure test of our pipeline and Marathon performed routine major maintenance.

        The volumes on the Mississippi System of 8,711 barrels per day were less than the fourth quarter 2002 average of 9,915 barrels per day. During the first half of 2003, volumes from parties other than Denbury Resources Inc. declined. We expect Mississippi System volumes for the remainder of 2003 to average between 8,000 and 10,000 barrels per day. We had anticipated that a connecting carrier would begin shipping on the Liberty-to-near-Baton Rouge segment of the Mississippi System that has been out-of-service since February 1, 2002, again during the latter half of 2003. It now appears unlikely that shipments of any significance on this segment will begin before 2004 as sufficient volumes do not appear to be available for shipment.

        The volumes on the Jay System were 14,485 barrels per day for the first half of 2003. During the fourth quarter of 2002, volumes on this system averaged 14,748 barrels. We were recently advised by a producer near our pipeline that their development plans for their fields in the area have been postponed until the fourth quarter of 2003, so it is unlikely that we will see any increase in volume on this system until late in 2003.

        The tariff increases we obtained in 2002 should continue to benefit 2003's pipeline revenues. Gross margin (excluding depreciation) from pipeline operations was positively impacted by the recognition of revenue from volumes related to the pipeline loss allowances and quality deductions from shipper volumes in excess of volumetric measurement losses. During the first half of 2003, we recognized revenue of $2.0 million related to these deductions from shippers net of losses, which totaled approximately 72,000 barrels. Additionally we realized $0.4 million of revenue from the sale of volumes in inventory at December 31, 2002 due to the rise in prices. If crude oil market prices continue the recent trend to decline, revenues from these net deductions may be less.

        Expenses and Other. General and administrative expenses increased $0.5 million between the 2003 and 2002 six month periods. This increase is primarily attributable to the write-off of $0.2 million of unamortized legal and consultant costs related to the Citicorp Agreement and an accrual of $0.3 million related to the reinstatement of the Partnership's bonus program for employees. Under the Partnership's bonus program, bonuses were eliminated unless distributions are being paid, which resulted in no accrual in the 2002 period. The write-off of the unamortized costs was necessitated by the replacement of the Citicorp Agreement with the Fleet Agreement. Changes in personnel reduced salaries and benefits $0.4 million in the 2003 period; however, this decrease was completely offset by increased legal, audit and other consultant fees, directors' fees and insurance premiums for officers and directors liability insurance. We expect to incur increased costs to comply with SEC regulations mandated by the Sarbanes-Oxley Act in 2003.

        Depreciation and amortization expense was flat between the six month periods. Property additions during 2002 and the first half of 2003 increased depreciation; however, a covenant not-to-compete was fully amortized at March 31, 2003, so amortization expense in 2003 was less than in the prior year period.

        Interest expense was flat between the two periods. In the 2003 period, the Partnership wrote off $0.4 million of unamortized facility costs related to the Citicorp Agreement, in addition to the write-off of legal and consultant costs in general and administrative expenses noted above. However differences in the facility size during the six-month periods offset this increase, due to higher commitment fees in the 2002 period. The facility size was $130 million from January 1, 2002, through early May 2002, when it was reduced to $80 million. In the 2003 six-month period, the facility was $80 million until March 14, 2003, when the Fleet Facility of $65 million replaced the Citicorp Agreement. As a result of these differences, commitment fees were $0.2 million greater in 2002. Additionally, amortization of facility fees and interest expense, in total, were $0.2 million more in 2002.

        As a result of a review of contracts existing at June 30, 2003, we determined that our contracts do not meet the requirement for treatment as derivative contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted). The contracts were designated as normal purchases and sales under the provisions for that treatment in SFAS No. 133.

     The fair value of the Partnership's net asset for derivatives had decreased by $1.1 million for the six months ended June 30, 2002.

        The gain on asset disposals in the 2002 period included a gain of $0.5 million from the sale of the Partnership's memberships in the New York Mercantile Exchange ("NYMEX").

 Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

        Gathering and marketing gross margin excluding depreciation. Gross margin (excluding depreciation) from gathering and marketing operations was $4.2 million for the quarter ended June 30, 2003, as compared to $3.6 million for the quarter ended June 30, 2002. The $0.6 million increase in gross margin (excluding depreciation) between the two periods was due to a $2.3 million increase due to price variances, offset by a decline of $1.7 million due to a 22% decrease in wellhead, bulk and exchange purchase volumes in the 2003 three-month period. Credit costs and field costs were flat between the two quarterly periods.

        Pipeline gross margin excluding depreciation. Pipeline gross margin (excluding depreciation) was $1.7 million for the quarter ended June 30, 2003, as compared to $2.6 million for the second quarter of 2002. This $0.9 million decrease in pipeline gross margin (excluding depreciation) was due to:

o    a $1.5 million increase in pipeline operating costs; and

o a $0.2 million decrease in revenue due to a decline in throughput of 5 percent between the two periods.

Offsetting these factors were increases in pipeline gross margin (excluding depreciation) due to:

o a $0.4 million increase in revenues from sales of pipeline loss allowance barrels primarily as a result of higher crude prices; and

o a $0.4 million increase in revenues due to an increase of 10 percent in the average tariff on shipments.

        The increased pipeline operating costs included $0.2 million related to the GPS project, $0.2 million related to integrity testing of the pipelines, $0.2 million related to maintenance of the pipe, including corrosion control, $0.2 million for costs for additional personnel, $0.1 million in higher insurance costs and $0.6 million related to operating costs.

        Expenses and Other. General and administrative expenses increased $0.2 million during the three months ended June 30, 2003 as compared to the same period in 2002. The primary factors in this increase were small increases in audit and consultant fees, directors' fees and increased premiums for officers and directors liability insurance. An accrual for bonuses under the partnership's bonus program in 2003 was offset by reductions in personnel and benefits costs.

        Interest costs were $0.1 million less in the 2003 quarter due primarily to the decreased commitment amount under credit facilities for which commitment fees were owed.

     Outlook for the Remainder of 2003 and Beyond

     The information below is provided as an update to the "Outlook for 2003 and Beyond" section of our Annual Report on Form 10-K for the year ended December 31, 2002.

     Gathering and Marketing Operations

        Both gathering and marketing volumes and margins are expected to be lower during the second half of 2003 as compared to first six months of the year. Operating results during the first half benefited from unusually high P-Plus market prices. Volatility in P-Plus during the remainder of 2003 is expected to reduce margins. Additionally, we expect gathering and marketing gross margins (excluding depreciation) to decline relative to first half 2003 margins due to an expected decrease in the volume of crude oil to be gathered. Additionally we reduced our inventory volumes during the first half of 2003 during a period when crude oil market prices were high.

     Pipeline Operations

        Volumes on our pipeline systems declined during the first half of 2003 as compared to the same period in 2002. We expect this volumetric loss to continue during the remainder of 2003 due to the natural declines in the production of oil wells near our pipelines. As discussed above, plans to increase production by producers near our Jay System have been deferred until late in 2003. In Mississippi we expect that increased production by Denbury to only partially offset the loss of volumes from other producers in the area.

        We expect our pipeline operating costs to be higher for the remainder of 2003 than in 2002 as we continue testing under pipeline integrity regulations, performing testing of tanks and painting projects at pipeline stations. Pipeline gross margin (excluding depreciation) should decline slightly in 2003 as compared to 2002.

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

        Our Mississippi pipeline is adjacent to several of Denbury's existing and prospective oil fields. There may be mutual benefits to Denbury and to us due to this common production and transportation area. Because of this relationship, we may be able to obtain certain commitments for increased crude oil volumes, while Denbury may obtain the certainty of transportation for its oil production at competitive market rates. As Denbury continues to acquire and develop old oil fields using carbon dioxide (CO2) based tertiary recovery operations, Denbury would be expected to add crude oil gathering and CO2 supply infrastructure to these fields. Further, as the fields are developed over time, it may create increased demand for our crude oil transportation services.

     Distribution Expectations

        As a master limited partnership, the key consideration of our Unitholders is the amount of our distribution, its reliability and the prospects for distribution growth. We made no regular distributions during 2002. On May 15, 2003 we paid a regular distribution of $0.05 per Unit for the first quarter of 2003, and we have declared a distribution for the second quarter of $0.05 per unit payable on August 14, 2003 to Common Unitholders of record on July 31, 2003, and the General Partner. Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Fleet Agreement by at least $10 million plus the distribution, measured once each month. Based on the need for larger than normal capital expenditures to comply with the pipeline regulations during 2003 and 2004 and the need to strengthen our balance sheet to improve our access to capital for growth, and considering this restrictive covenant in our new credit facility, we do not expect to restore the regular distribution to the targeted minimum quarterly distribution amount of $0.20 per quarter for the next year or two. However, if we exceed our expectations for improving the performance of the business, or if our capital projects cost less than we currently estimate, or if our access to capital allows us to make accretive acquisitions, we may be able to increase our regular quarterly distributions or restore the targeted minimum quarterly distribution sooner.

     Liquidity and Capital Resources

         Cash Flows

         During the first six months of 2003, we generated cash flows from operating activities of $6.2 million as compared to $11.6 million for the same period in 2002. In 2003, we reduced our inventories by $3.0 million while changes in other components of working capital increased by $3.3 million. Net income was $2.8 million and depreciation of assets and amortization of assets and deferred charges was $3.7 million. In the first half of 2002, net income was $3.4 million and depreciation and amortization and other non-cash items were $4.4 million. The change in components of working capital provided cash of $3.8 million. Factors related to the timing of cash receipts and payments related to the exit of the bulk and exchange business at the end of 2001 were the primary reasons for the fluctuation in our current assets and liabilities in the 2002 period.

         Cash flows used in investing activities in the first six months of 2003 were $3.4 million as compared to cash flows provided by investing activities of $1.0 million in the 2002 period. In 2003 we expended $3.5 million for property and equipment additions, including maintenance capital expenditures totaling $2.9 million, as further described below. Offsetting these expenditures in 2003 were sales of surplus assets for $0.1 million.

         In the first quarter of 2002, we sold our two seats on the NYMEX for $1.7 million. These seats had become surplus assets when the business model was changed to reduce bulk and exchange activities, reducing the level of NYMEX activity that Genesis would need. In the 2002 period, we also received $0.5 million from the disposal of additional surplus assets, while expending $1.2 million for property additions.
         Net cash expended for financing activities was $1.0 million in the first six months of 2003. We expended $1.1 million for fees related to obtaining the Fleet Agreement. We paid cash distributions totaling $0.4 million to the limited partners and general partner. Partially offsetting these outflows was an increase in the outstanding balance of our long-term debt of $0.5 million. In the 2002 period, we repaid $12.4 million of debt under our credit facility. No cash distributions were paid in the 2002 period.

         Capital Expenditures

         As discussed above, we expended a total of $3.5 million in the first half of 2003 on capital expenditures, with $2.9 million of that amount for maintenance capital expenditures on property and equipment, and $0.6 million to acquire a condensate storage facility in Texas.

         Maintenance capital expenditures are expenditures that are needed to maintain the existing operating capacity of partially or fully depreciated assets or extend their useful lives. We spent $0.5 million for installation of pipeline satellite monitoring capabilities, $1.0 million for capital expenditures on the Mississippi Pipeline System, $1.1 million on the Texas Pipeline System, and $0.3 million for truck unloading additions and computer hardware and software. The $1.0 million spent for the Mississippi Pipeline System was for two purposes. First, we made additional improvements to the pipeline from Soso to Gwinville where the crude oil spill had occurred in December 1999 to restore this segment to service. Second, we improved the pipeline from Gwinville to Liberty to be able to handle increased volumes on that segment by upgrading pumps and meters and completing additional tankage. We continued to upgrade the West Columbia segment of our Texas pipeline.

         For the remainder of 2003, we estimate our capital expenditures will be approximately $2.4 million. We expect $1.6 million of the $2.4 million will be spent for capital improvements to our pipeline systems as result of the

IMP assessments. Of the remaining $0.6 million in capital expenditures, substantially all of it will be spent on pipeline improvements such as equipment upgrades for pipeline monitoring and corrosion control.

         In 2004, currently we expect the level of capital expenditures to be approximately $9.5 million, with $5.4 million for pipeline integrity improvements and the balance of $4.1 million for tankage and other improvements. At the end of 2004, we expect to have incurred most of the significant costs related to the IMP regulatory compliance and expect to only spend $2.1 million in 2005 for capital items, with $1.6 million related to IMP. Expenditures in years after 2006 should remain in the $1.5 million to $2.5 million level as the expected integrity improvements should not be as great on the remaining segments of the pipelines.

         Capital Resources

         In March 2003, we replaced our credit agreement with Citicorp with a $65 million three-year credit facility with a maturity date of March 31, 2006 with a group of banks with Fleet National Bank as agent ("Fleet Agreement"). The Fleet Agreement has a sublimit for working capital loans in the amount of $25 million, with the remainder of the facility available for letters of credit.

         The amount of our outstanding cumulative working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base (as defined in the Fleet Agreement) generally includes our cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly. At June 30, 2003, the Borrowing Base was $57.2 million. Collateral under the Fleet Agreement consists of our accounts receivable, inventory, cash accounts, margin accounts and property and equipment. The Fleet Agreement contains covenants requiring a Current Ratio (as defined in the Fleet Agreement), a Leverage Ratio (as defined in the Fleet Agreement), a Cash Flow Coverage Ratio (as defined in the Fleet Agreement), a Funded Indebtedness to Capitalization Ratio (as defined in the Fleet Agreement), Minimum EBITDA, and limitations on distributions to Unitholders. We were in compliance with all of these covenants at June 30, 2003.

         Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if certain tests are met. See additional discussion above under "Distributions".

         At June 30, 2003, we had $6.0 million outstanding under the Fleet Agreement. The average balance outstanding during the quarter ended June 30, 2003 was $0.6 million. Due to the revolving nature of loans under the Fleet Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 31, 2006. At June 30, 2003, we had letters of credit outstanding under the Fleet Agreement totaling $26.4 million, comprised of $13.5 million and $12.1 million for crude oil purchases related to June 2003 and July 2003, respectively and $0.8 million related to other business obligations.

         Any significant decrease in our financial strength, regardless of the reason for such decrease, may increase the number of transactions requiring letters of credit, which could restrict our gathering and marketing activities due to the limitations of the Fleet Agreement and Borrowing Base. This situation could in turn adversely affect our ability to maintain or increase the level of our purchasing and marketing activities or otherwise adversely affect our profitability and liquidity.

     Working Capital

         Our balance sheet reflects negative working capital of $2.5 million. The majority of this difference can be attributed to the accrual for the fines and penalties that we expect to pay to state and federal regulators related to the December 1999 Mississippi oil spill. That accrual is $3.0 million. Additionally, we have received funds for purchases of crude oil that have not yet been paid out to the owners of the oil, as those parties have not been located or ownership issues exist. These funds, referred to as suspended royalties, totaled $3.8 million at June 30, 2003, and have been applied to the outstanding balance owed to Fleet. We have also received prepayments for future oil sales totaling $2.5 million which have been applied to the balance owed to Fleet. As we have a working capital sublimit under the Fleet Agreement of $25 million and have only borrowed $6.0 million at June 30, 2003, we have the ability to borrow the funds to make the necessary payments. The accrual for the fines and penalties, the suspended royalties and the prepayments by customers are reflected as current liabilities. Should we be required to make these payments, we will borrow the funds under the Fleet facility, thereby increasing the outstanding balance of long-term debt by $9.3 million and reducing current liabilities and increasing working capital by $9.3 million.

         Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $76.8 million aggregate receivables on our consolidated balance sheet at June 30, 2003, approximately $75.9 million, or 98.8%, were less than 30 days past the invoice date.

     Contractual Obligation and Commercial Commitments

         In addition to the Fleet Agreement discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes these obligations and commitments at June 30, 2003 (in thousands).

                                                                  Payments Due by Period
                                         -----------------------------------------------------------------------

                                           Less than        1 - 3          4 - 5        After 5
           Contractual Cash Obligations     1 Year          Years          Years         Years          Total
           ----------------------------  ------------   ------------   -----------   ------------   ------------
              Fleet Agreement..........  $          -   $      6,000   $         -   $          -   $      6,000
              Operating Leases.........         4,416          5,697         1,815          2,075         13,732
              Unconditional Purchase
                 Obligations (1).......       122,637              -             -              -        122,637
                                         ------------   ------------   -----------   ------------   ------------
              Total Contractual Cash
                 Obligations...........  $    126,783   $     11,697   $     1,815   $      2,075   $    142,369
                                         ============   ============   ===========   ============   ============

              (1) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at June 30, 2003, were used to value the obligations, such that actual obligations may differ from the amounts included above.

     Distributions

         The Partnership Agreement for Genesis Energy, L.P. provides that we will distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The Partnership Agreement indicates that the target minimum quarterly distribution for each quarter is $0.20 per unit.

         Available cash before reserves for the quarter and six months ended June 30, 2003, is as follows (in thousands):


                                                                                       Three          Six
                                                                                       Months        Months
                                                                                       Ended         Ended
                                                                                      June 30,       June 30,
                                                                                       2003           2003

                                                                                     ---------      ---------

         AVAILABLE CASH BEFORE RESERVES:
             Net income...........................................................   $   1,890      $   2,769
             Depreciation and amortization........................................       1,369          2,884
         Cash proceeds in excess of gains on asset sales..........................           -             40
         Maintenance capital expenditures.........................................      (1,296)        (2,940)
                                                                                     ---------      ---------
             Available Cash before reserves.......................................   $   1,963      $   2,753
                                                                                     =========      =========

          Available Cash is a non-GAAP measure. For further information on available cash and a reconciliation of this measure to cash flows from operating activities, see "Non-GAAP Financial Measure" below.

         On May 15, 2003, we paid a distribution of $0.05 per unit for the first quarter to Common Unitholders and the General Partner of record at the close of business on April 30, 2003. On July 14, 2003, we declared a distribution for the second quarter in the amount of $0.05 per unit ($0.4 million in total) payable on August 14, 2003, to Common Unitholders of record at the close of business on July 31, 2003, and the General Partner. We expect to continue regular quarterly distributions during 2003 of at least $0.05 per unit. Any decision to restore the distribution to the targeted minimum quarterly distribution will take into account our ability to sustain the distribution on an ongoing basis with cash generated by our existing asset base, capital requirements needed to maintain and optimize the performance of our asset base, and our ability to finance our existing capital requirements and accretive acquisitions.

     Non-GAAP Financial Measure

     The non-GAAP financial measure of Available Cash is presented in this Form 10-Q. The amounts used in calculating this measure are computed in accordance with generally accepted accounting principles (GAAP), with the exception of maintenance capital expenditures as used in our calculation of Available Cash. Maintenance capital expenditures are defined as capital expenditures (as defined by GAAP) which do not increase the capacity of an asset or generate additional revenues or cash flow from operations.

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

         Several adjustments to net income are required to calculate Available Cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of decreases or the subtraction of increases in the value of financial instruments; and (3) the subtraction of maintenance capital expenditures. See "Distributions" above.

         The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities for the quarter and six months ended June 30, 2003, is as follows (in thousands):

                                                                                        Three          Six
                                                                                       Months        Months
                                                                                        Ended         Ended
                                                                                       June 30,      June 30,
                                                                                        2003          2003
                                                                                     ---------      ---------

             Cash flows from operating activities.................................   $     193      $   6,249
             Adjustments to reconcile operating cash flows to Available Cash:
                 Maintenance capital expenditures.................................      (1,296)        (2,940)
                 Proceeds from asset sales........................................           3             87
                 Change in fair value of derivatives..............................           -            (39)
                 Amortization of credit facility issuance fees....................         (91)          (841)
                 Net effect of changes in operating accounts not included in
                   calculation of available cash..................................       3,154            237
                                                                                     ---------      ---------
             Available Cash before reserves.......................................   $   1,963      $   2,753

                                                                                     =========      =========

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

         Critical Accounting Policies and Recent Accounting Pronouncements

         For a discussion of our critical accounting policies, which are related to depreciation, amortization and impairment, revenue and expense accruals and liability and contingency accruals, and which remain unchanged, see our annual report on Form 10-K for the year ended December 31, 2002.

         We continuously monitor and revise our accounting policies as relevant accounting literature changes. At this time there are several new accounting pronouncements that have been recently issued which will or may impact our accounting or disclosure, as they become effective. For further discussion of new accounting rules, see Item 1. Consolidated Financial Statements-Note 3 Recent Accounting Pronouncements.

     Forward Looking Statements

         The statements in this report on Form 10-Q that are not historical information may be forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that its expectations regarding future events are based on reasonable assumptions, no assurance can be made that our goals will be achieved or that expectations regarding future developments will prove to be correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward looking statements herein include, but are not limited to, the following:

         o    changes in regulations;
         o    our success in obtaining additional wellhead barrels;
         o changes in crude oil production volumes (both world-wide and in areas in which we have operations);
         o developments relating to possible acquisitions, dispositions or business combination opportunities;
         o    volatility of crude oil prices, P-Plus and grade differentials;
         o    the success of the risk management activities;
         o    credit requirements by our counterparties;
         o the ability to obtain liability and property insurance at a reasonable cost;
         o acts of sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;
         o our ability in the future to generate sufficient amounts of Available Cash to permit the payment to unitholders of a quarterly distribution;
         o any additional requirements for testing or changes in the Mississippi pipeline system as a result of the oil spill that occurred there in December 1999;

         o any fines and penalties federal and state regulatory agencies may impose in connection with the oil spill that would not be reimbursed by insurance;
         o the costs of testing under pipeline integrity management programs and any rehabilitation required as a result of that testing;
         o    estimated timing and amount of future capital expenditures;
         o our success in increasing tariff rates on our common carrier pipelines;
         o    results of current or threatened litigation; and
         o conditions of capital markets and equity markets during the periods covered by the forward looking statements.

         All subsequent written or oral forward looking statements attributable to us, or persons acting our behalf, are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Price Risk Management and Financial Instruments

     The Partnership's primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. Historically, the Partnership has utilized New York Mercantile Exchange ("NYMEX") commodity based futures contracts, forward contracts, swap agreements and option contracts to hedge its exposure to market price fluctuations; however, at June 30, 2003, no contracts were outstanding. Information about inventory at June 30, 2003, is contained in the table set forth below.

         Crude Oil Inventory
              Volume in barrels.................................        49,000
              Carrying value ...................................   $ 1,382,000
              Fair value........................................   $ 1,452,000

     Fair values were determined by using the notional amount in barrels multiplied by published market closing prices for the applicable crude oil type at June 30, 2003.

Item 4. Controls and Procedures

         The Partnership has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Such evaluation was conducted under the supervision and with the participation of the Partnership's Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"). Based upon such evaluation, the Partnership's CEO and CFO have concluded that the Partnership's disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner. There has been no change in the Partnership's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to affect the Partnership's internal control over financial reporting.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     See Part I. Item 1. Note 10 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit 31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934

            Exhibit 31.2 Certification by Chief Executive Officer Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934

            Exhibit 32.1   Certification by Chief Executive Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2   Certification by Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

            A report on Form 8-K was filed on May 7, 2003 containing the Partnership's earnings press release for the first quarter of 2003.

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



                                                    GENESIS ENERGY, L.P.
                                              (A Delaware Limited Partnership)

                                              By: GENESIS ENERGY, INC., as
                                                     General Partner


Date:  August 12, 2003                        By:   /s/  ROSS A. BENAVIDES
                                                    ----------------------------
                                                    Ross A. Benavides
                                                    Chief Financial Officer