Form 10-Q
period 2004-03-31
GENESIS ENERGY LP
filed 2004-05-11
CIK 1022321

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

                                  Yes [ ] No [X]

                          This report contains 29 pages

================================================================================

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                                                               Page
                                                                                                               ----
                                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2004 and December 31, 2003 .................................    3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 ...........    4

         Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003..    5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 ...........    6

         Consolidated Statement of Partners' Capital for the Three Months Ended March 31, 2004 ..............    6

         Notes to Consolidated Financial Statements .........................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .........................................   28

Item 4.  Controls and Procedures ............................................................................   28

                                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................................   28

Item 6.  Exhibits and Reports on Form 8-K ...................................................................   28

SIGNATURES ..................................................................................................   29

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                               March 31,   December 31,
                                                                 2004          2003
                                                               ---------   ------------
                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................   $     340    $   2,869
   Accounts receivable-trade ...............................      74,406       66,732
   Inventories .............................................       1,240        1,546
   Insurance receivable ....................................       8,937       15,524
   Other ...................................................       1,309        1,540
                                                               ---------    ---------
      Total current assets .................................      86,232       88,211

FIXED ASSETS, at cost ......................................      71,095       70,695
   Less:  Accumulated depreciation .........................     (37,748)     (36,724)
                                                               ---------    ---------
      Net fixed assets .....................................      33,347       33,971

CO2 ASSETS, net of amortization ............................      23,550       24,073
OTHER ASSETS, net of amortization ..........................         767          860
                                                               ---------    ---------

TOTAL ASSETS ...............................................   $ 143,896    $ 147,115
                                                               =========    =========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade ................................................   $  66,184    $  60,108
      Related party ........................................       8,718        7,067
   Accrued liabilities .....................................       8,654       20,069
                                                               ---------    ---------
      Total current liabilities ............................      83,556       87,244

LONG-TERM DEBT .............................................       9,900        7,000

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTERESTS .........................................         517          517

PARTNERS' CAPITAL
   Common unitholders, 9,314 units issued and outstanding ..      48,917       51,299
   General partner .........................................       1,006        1,055
                                                               ---------    ---------
      Total partners' capital ..............................      49,923       52,354
                                                               ---------    ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................   $ 143,896    $ 147,115
                                                               =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                      2004           2003
                                                                                  ------------    ------------
REVENUES:
   Crude oil gathering and marketing............................................  $    192,996    $    171,693
   Crude oil pipeline...........................................................         4,085           3,989
   CO2 revenues.................................................................         1,831               -
                                                                                  ------------    ------------
         Total revenues.........................................................       198,912         175,682
COST AND EXPENSES:
   Crude oil costs:
      Unrelated parties.........................................................       165,972         150,879
      Related parties...........................................................        22,975          15,182
      Field operating...........................................................         3,043           2,842
   Crude oil pipeline operating costs...........................................         2,232           2,478
   CO2 transportation costs - related party.....................................           591               -
   General and administrative...................................................         3,164           2,277
   Depreciation and amortization................................................         1,547           1,144
   Net gain on disposal of surplus assets.......................................             -             (44)
                                                                                  ------------    ------------
OPERATING (LOSS) INCOME.........................................................          (612)            924
OTHER INCOME (EXPENSE):
   Interest income..............................................................            24               8
   Interest expense.............................................................          (194)           (550)
                                                                                  ------------    ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS........................................          (782)            382
(Loss) income from operations of discontinued Texas System......................          (223)            497
                                                                                  ------------    ------------

NET (LOSS) INCOME...............................................................  $     (1,005)   $        879
                                                                                  ============    ============

NET INCOME PER COMMON UNIT - BASIC AND DILUTED:
   (Loss) income from continuing operations.....................................  $      (0.09)   $       0.04
   (Loss) income from discontinued operations...................................         (0.02)           0.06
                                                                                  ------------    ------------
   NET (LOSS) INCOME............................................................  $      (0.11)   $       0.10
                                                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING.............................         9,314           8,625
                                                                                  ============    ============

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                      2004           2003
                                                                                  ------------    ------------
NET (LOSS) INCOME...............................................................  $     (1,005)   $        879
OTHER COMPREHENSIVE INCOME:
      Change in fair value of derivatives used for hedging purposes.............             -              39
                                                                                  ------------    ------------
COMPREHENSIVE (LOSS) INCOME.....................................................  $     (1,005)   $        918
                                                                                  ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                               2004                2003
                                                                                             --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ......................................................................   $ (1,005)           $    879
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation ........................................................................      1,024               1,309
     Amortization of CO2 contracts and covenant not-to-compete ...........................        523                 206
     Amortization and write-off of credit facility issuance costs ........................         93                 750
     Change in fair value of derivatives .................................................          -                  39
     Gain on asset disposals .............................................................          -                 (44)
     Other noncash charges ...............................................................      1,104                   -
     Changes in components of working capital -
        Accounts receivable ..............................................................     (7,674)             (7,997)
        Inventories ......................................................................        306               3,550
        Other current assets .............................................................      6,818                 226
        Accounts payable .................................................................      7,726               7,332
        Accrued liabilities ..............................................................    (12,518)               (194)
                                                                                             --------            --------
Net cash (used in) provided by operating activities ......................................     (3,603)              6,056
                                                                                             --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ....................................................       (400)             (2,195)
  Proceeds from sale of assets ...........................................................          -                  84
                                                                                             --------            --------
Net cash used in investing activities ....................................................       (400)             (2,111)
                                                                                             --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of debt ....................................................      2,900              (2,000)
  Credit facility issuance fees ..........................................................          -              (1,093)
  Distributions to common unitholders ....................................................     (1,397)                  -
  Distributions to General Partner .......................................................        (29)                  -
                                                                                             --------            --------
Net cash provided by (used in) financing activities ......................................      1,474              (3,093)
                                                                                             --------            --------

Net (decrease) increase in cash and cash equivalents .....................................     (2,529)                852

Cash and cash equivalents at beginning of year ...........................................      2,869               1,071
                                                                                             --------            --------

Cash and cash equivalents at end of period ...............................................   $    340            $  1,923
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                                            Partners' Capital
                                                                             -----------------------------------------------
                                                                             Number of
                                                                              Common      Common      General
                                                                               Units    Unitholders   Partner       Total
                                                                             ---------  -----------  ----------   ----------
Partners' capital at January 1, 2004 ......................................    9,314    $    51,299  $    1,055   $   52,354

Net income for the three months ended March 31, 2004 ......................        -           (985)        (20)      (1,005)

Distributions to partners during the three months ended March 31, 2004 ....        -         (1,397)        (29)      (1,426)
                                                                             -------    -----------  ----------   ----------
Partners' capital at March 31, 2004 .......................................    9,314    $    48,917  $    1,006   $   49,923
                                                                             =======    ===========  ==========   ==========

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

     In November 2003, an additional 0.7 million Common Units were sold to our general partner in a private placement. These Common Units are not registered with the Securities and Exchange Commission. See Note 4.

     Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as GCOLP.

     Basis of Presentation

     The accompanying financial statements and related notes present the consolidated financial position as of March 31, 2004 and December 31, 2003 for GELP and its results of operations, cash flows and changes in partners' capital for the three months ended March 31, 2004 and 2003, and changes in comprehensive income for the three months ended March 31, 2004 and 2003.

     The financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46, as revised, was applicable to financial statements of companies that have interests in "special purpose entities", as defined, during 2003. FIN 46 is applicable to financial statements of companies that have interests in all other types of entities, in the first quarter of 2004. We did not have any variable interest entities that were required to be consolidated as a result of FIN 46.

3. DEBT

     At March 31, 2004, we had $9.9 million outstanding under our credit facility with a group of banks with Fleet National Bank as agent ("Fleet Agreement"). Due to the revolving nature of loans under the Fleet Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 14,

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006. At March 31, 2004, we had letters of credit outstanding under the Fleet Agreement totaling $13.4 million, comprised of $8.0 million and $4.6 million for crude oil purchases related to March 2004 and April 2004, respectively and $0.8 million related to other business obligations.

     Under the Fleet Agreement, distributions to Unitholders and the General Partner can only be made if the Borrowing Base exceeds the usage (working capital borrowings plus outstanding letters of credit) under the Fleet Credit Facility by at least $10 million plus the distribution, measured once each month. See additional discussion below under "Distributions".

4. PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

          Until November 2003, partnership equity consisted of the general partner interest of 2% and 8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. In November 2003, we issued 688,811 additional Common Units to our General Partner. At March 31, 2004, a total of 9,313,811 Common Units were outstanding.

          The general partner interest is held by our General Partner. The Partnership is managed by the General Partner. The General Partner also holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at March 31, 2004.

          The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

     Distributions

          Generally, we will distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution ("MQD") for each quarter is $0.20 per unit. For the first three quarters of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). Beginning with the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total). We have declared a $0.15 per unit distribution for the first quarter of 2004, payable on May 14, 2004 to unitholders of record on April 30, 2004.

          Under the Fleet Agreement, a provision requires that the Borrowing Base exceed the usage under the Fleet Agreement by at least $10 million plus the quarterly distribution, measured once each month, in order for us to make a distribution for the quarter.

          Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through March 31, 2004.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net Income Per Common Unit

          The following table sets forth the computation of basic net income per Common Unit (in thousands, except per unit amounts).

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2004              2003
                                                                       ----------        ----------
Numerators for basic and diluted net income per common unit:
      (Loss) income from continuing operations .....................   $     (782)       $      382
      Less general partner 2% ownership ............................          (16)                8
                                                                       ----------        ----------
      (Loss) income from continuing operations available for common
         unitholders ...............................................   $     (766)       $      374
                                                                       ==========        ==========

      (Loss) income from discontinued operations ...................   $     (223)       $      497
      Less general partner 2% ownership ............................           (4)               10
                                                                       ----------        ----------
      (Loss) income from discontinued operations available for
         common unitholders ........................................   $     (219)       $      487
                                                                       ==========        ==========
Denominator for basic and diluted per Common Unit - weighted average
    number of Common Units outstanding .............................        9,314             8,625
                                                                       ==========        ==========
Basic and diluted net income (loss) per Common Unit:
      (Loss) income from continuing operations .....................   $    (0.09)       $     0.04
      (Loss) income from discontinued operations ...................        (0.02)             0.06
                                                                       ----------        ----------
      Net (loss) income ............................................   $    (0.11)       $     0.10
                                                                       ==========        ==========

5. BUSINESS SEGMENT INFORMATION

          Our operations consist of three operating segments: (1) Crude Oil Gathering and Marketing - the purchase and sale of crude oil at various points along the distribution chain; (2) Crude Oil Pipeline Transportation - interstate and intrastate crude oil pipeline transportation; and (3) CO2 marketing - the sale of CO2 acquired under a volumetric production payment to industrial customers. Prior to 2003, we managed our crude oil gathering, marketing and pipeline operations as a single segment. The tables below reflect all periods presented as though the current segment designations had existed, and include only continuing operations data.

          We evaluate segment performance based on segment margin before depreciation and amortization. All of our revenues are derived from, and all of our assets are located in the United States.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Crude Oil
                                                                    -------------------------
                                                                    Gathering and                  CO2
                                                                      Marketing     Pipeline    Marketing       Total
                                                                    -------------  ----------   ----------   ----------
                                                                                       (in thousands)
Three Months Ended March 31, 2004

Revenues:
External Customers ..............................................     $  192,996   $    3,263   $    1,831   $  198,090
Intersegment (a) ................................................              -          822            -          822
                                                                      ----------   ----------   ----------   ----------
Total revenues of reportable segments ...........................     $  192,996   $    4,085   $    1,831   $  198,912
                                                                      ==========   ==========   ==========   ==========
Segment margin excluding depreciation and amortization (b) ......     $    1,006        1,853   $    1,240   $    4,099
Capital expenditures ............................................     $       51   $      349   $        -   $      400
Maintenance capital expenditures ................................     $       51   $      104   $        -   $      155
Net fixed and other long-term assets ............................     $    5,211   $   28,903   $   23,550   $   57,664

Three Months Ended March 31, 2003

Revenues:
External Customers ..............................................     $  171,693   $    3,211   $        -   $  174,904
Intersegment (a) ................................................              -          778            -          778
                                                                      ----------   ----------   ----------   ----------
Total revenues of reportable segments ...........................     $  171,693   $    3,989   $        -   $  175,682
                                                                      ==========   ==========   ==========   ==========
Segment margin excluding depreciation and amortization (b) ......     $    2,790        1,511   $        -   $    4,301
Capital expenditures ............................................     $       96   $      854   $        -   $      950
Maintenance capital expenditures ................................     $       96   $      854   $        -   $      950

a)   Intersegment sales were conducted on an arm's length basis.

b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to operating (loss) income from continuing operations for period presented is as follows:

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2004             2003
                                                                -----------     ------------
                                                                      (in thousands)
Segment margin excluding depreciation and amortization........  $     4,099     $      4,301
General and administrative expenses...........................        3,164            2,277
Depreciation, amortization and impairment.....................        1,547            1,144
Net gain on disposal of surplus assets........................            -              (44)
                                                                -----------     ------------
Operating (loss) income from continuing operations............  $      (612)    $        924
                                                                ===========     ============

6. DISCONTINUED OPERATIONS

     In the fourth quarter of 2003, we sold a significant portion of our Texas Pipeline System and the related crude oil gathering and marketing operations to TEPPCO Crude Oil, L.P. Additionally we sold other segments of our

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Texas Pipeline System that had been idled in 2002 to Blackhawk Pipeline, L.P., an affiliate of Multifuels, Inc. Some remaining segments not sold to these parties were abandoned in place.

     Costs incurred to dismantle abandoned segments during the first quarter of 2004 are included in discontinued operations. For the first quarter of 2003, discontinued operations includes the operating results of the assets sold or abandoned in the fourth quarter of 2003.

     Operating results from the discontinued operations for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   2004              2003
                                                                                -----------      ------------
                                                                                       (in thousands)
Revenues:
   Gathering and marketing...............................................       $         -      $     84,271
   Pipeline..............................................................                 -             1,929
                                                                                -----------      ------------
      Total revenues.....................................................                 -            86,200
Costs and expenses:
   Crude costs...........................................................                 -            82,230
   Field operating costs.................................................                 7             1,297
   Pipeline operating costs..............................................               216             1,718
   General and administrative............................................                 -                87
   Depreciation and amortization.........................................                 -               371
                                                                                -----------      ------------
      Total costs and expenses...........................................               223            85,703
                                                                                -----------      ------------
(Loss) income from operations from discontinued Texas System before
   minority interests....................................................       $      (223)     $        497
                                                                                ===========      ============

7. TRANSACTIONS WITH RELATED PARTIES

     Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

     Purchases of Crude Oil

        Purchases of crude oil from Denbury for the three months ended March 31, 2004 and 2003 were $23.0 million and $15.2 million, respectively. Purchases from Denbury are partially secured by letters of credit.

     General and Administrative Services

        We do not directly employ any persons to manage or operate our business. Those functions are provided by the General Partner. We reimburse the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by us were $3.4 million and $4.0 million for the three months ended March 31, 2004 and 2003, respectively.

     Due to Related Parties

        At March 31, 2004 and December 31, 2003, we owed Denbury $8.4 million and $6.9 million, respectively, for purchases of crude oil. Additionally, we owed Denbury $0.4 million and $0.1 million for CO2 transportation services at March 31, 2004 and December 31, 2003, respectively. We had advanced $0.5 million to the General Partner at March 31, 2004 for administrative services. We owed the General Partner $0.1 million at December 31, 2003 for administrative services.

     Directors' Fees

        In both the first quarter of 2004 and 2003, we paid $30,000 to Denbury for the services of each of four of Denbury's officers who serve as directors of the General Partner, the same rate at which our independent directors were paid.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CO2 Volumetric Production Payment and Transportation

        We acquired a volumetric production payment from Denbury in November 2003 for $24.4 million. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers. For the three months ended March 31, 2004, we incurred $0.6 million for transportation services related to our sales of CO2.

     Financing

        Our general partner guarantees our obligations under the Fleet Facility. Our general partner that guarantees the obligations is a wholly-owned subsidiary of Denbury. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

8. MAJOR CUSTOMERS AND CREDIT RISK

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

     ExxonMobil Corporation, Marathon Ashland Petroleum LLC and Plains All American, L.P. accounted for 15%, 14% and 10% of total revenues for the first quarter of 2004, respectively. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 25%, 14% and 14% of total revenues during the first quarter of 2003, respectively. The majority of the revenues from these four customers in both periods relate to our gathering and marketing operations.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash received by the Partnership for interest was $24,000 and $9,000 for the three months ended March 31, 2004 and 2003, respectively. Payments of interest and commitment fees were $52,000 and $130,000 for the three months ended March 31, 2004 and 2003, respectively.

10. DERIVATIVES

     Our market risk in the purchase and sale of crude oil contracts is the potential loss that can be caused by a change in the market value of the asset or commitment. In order to hedge our exposure to such market fluctuations, we may enter into various financial contracts, including futures, options and swaps. Historically, any contracts we have used to hedge market risk were less than one year in duration. During the first quarter of 2004 we did not use any hedging instruments.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. Unrealized gains or losses on derivative transaction qualifying as hedges are reflected in other comprehensive income.

     We regularly review our contracts to determine if the contracts qualify for treatment as derivatives. We had no contracts qualifying for treatment as derivatives at March 31, 2004 or December 31, 2003. We determined that all of our derivative contracts qualified for the normal purchase and sale exemption and were designated as such at those dates.

11. CONTINGENCIES

     Guarantees

        We have guaranteed $3.3 million of residual value related to our leases of tractors and trailers. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

        GELP has guaranteed crude oil purchases of GCOLP. These guarantees, totaling $12.4 million, were provided to counterparties. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

        GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to Fleet under the terms of the Fleet Facility related to borrowings and letters of credit. Borrowings at March 31, 2004 were $9.9 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

        Pennzoil Litigation

        We were named one of the defendants in a complaint filed on January 11, 2001, in the 125th District Court of Harris County, Texas, Cause No. 2001-01176. Pennzoil-Quaker State Company ("PQS") was seeking property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claimed the fire and explosion were caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. In December 2003, our insurance carriers settled this litigation for $12.8 million. The settlement was funded in February 2004, with certain insurance companies directly funding $5.9 million of the payment and $6.9 million was funded by us. We received reimbursement of the $6.9 million from the insurance company on May 3, 2004.

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

     Environmental

        On December 20, 1999, we had a spill of crude oil from our Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The oil spill is covered by insurance and the direct financial impact to us of the cost of the clean-up has not been material. Included in insurance receivable on the consolidated balance sheet at March 31, 2004 and December 31, 2003 is $2.0 million and $2.8 million, respectively, related to this spill. Management of the Partnership has reached an agreement in principle with the US Environmental Protection Agency and the Mississippi Department of Environmental Quality for the payment of fines under environmental laws with respect to this oil spill. Based on this agreement in principle, in 2001 and 2002, a total accrual of $3.0 million was recorded for these fines. The fines will not be covered by insurance.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. SUBSEQUENT EVENT

     On April 14, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.15 per Unit for the quarter ended March 31, 2004. The distribution will be paid May 14, 2004, to the General Partner and all Common Unitholders of record as of the close of business on April 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Included in Management's Discussion and Analysis are the following sections:

        -       Overview

        - Results of Operations and Outlook for the Remainder of 2004 and Beyond

        -       Liquidity and Capital Resources

        -       Commitments and Off-Balance Sheet Arrangements

        -       Other Matters

     In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are segment margin and available cash. Our profitably depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less costs of sales and operating expense, and does not include depreciation and amortization. A reconciliation of Segment Margin (a non-GAAP financial measure) to operating income from continuing operations is included in our segment disclosures in Note 5 to the consolidated financial statements. Available Cash is a non-GAAP liquidity measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation and amortization, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash and a reconciliation of this measure to cash flows from operations, see "Non-GAAP Financial Measure" below.

     OVERVIEW

     We operate in three business segments - crude oil gathering and marketing, crude oil pipeline transportation and CO2 marketing. Our revenues are earned by selling crude oil and CO2 and by charging fees for transportation of crude oil through our pipelines. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil, the costs of transporting the crude oil and CO2 to the customer, and the costs of operating our assets.

     Our primary goal is to generate Available Cash for our unitholders. This Available Cash is then distributed quarterly to our unitholders.

     We had a loss for the first quarter of 2004 resulting primarily from the effects of increasing the liability under an incentive compensation plan. We have a stock appreciation rights plan under which employees and directors are granted rights to receive cash upon exercise for the difference between the strike price of the rights and the market price for our units at the time of exercise. These rights vest over several years. As of March 31, 2004, no rights were vested. As the market price for our units increases or decreases, we record an increase or a decrease in our liability under this plan. In the first quarter of 2004, our unit price increased 27%. As our unit price rose from $9.80 at December 31, 2003 to $12.45 per unit at March 31, 2004, we increased our liability during the first quarter from $0.2 million to $1.3 million, recording a charge of $1.1 million.

     We generated Available Cash during the quarter equal to our distribution for the quarter. Additionally, we are making progress toward our initiatives to expand our credit facility to make accretive acquisitions.

     RESULTS OF OPERATIONS AND OUTLOOK FOR THE REMAINDER OF 2004 AND BEYOND

     The following table summarizes financial data by segment for this discussion of the results of operations. (in thousands, except volumes per day).

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                 Three Months Ended March 31,
                                                                      2004          2003
                                                                  -----------   ------------
Revenues
   Crude oil gathering and marketing...........................   $   192,996   $    171,693
   Crude oil pipeline..........................................         4,085          3,989
   CO2 marketing...............................................         1,831              -
                                                                  -----------   ------------
Total revenues.................................................   $   198,912   $    175,682
                                                                  ===========   ============

Segment margin
   Crude oil gathering and marketing...........................   $     1,006   $      2,790
   Crude oil pipeline..........................................         1,853          1,511
   CO2 marketing...............................................         1,240              -
                                                                  -----------   ------------
Total segment margin...........................................         4,099          4,301

General and administrative expenses............................         3,164          2,277
Depreciation and amortization..................................         1,547          1,144
Net gain on disposal of surplus assets.........................             -            (44)
                                                                  -----------   ------------
Operating (loss) income........................................          (612)           924
Interest expense, net..........................................          (170)          (542)
                                                                  -----------   ------------
(Loss) income from continuing operations.......................          (782)           382
(Loss) income from discontinued operations.....................          (223)           497
                                                                  -----------   ------------
Net (loss) income..............................................   $    (1,005)  $        879
                                                                  ===========   ============

Volumes per day from continuing operations:
   Crude oil wellhead - barrels................................        48,445         45,869
   Crude oil total - barrels...................................        60,591         56,313
   Crude oil pipeline - barrels................................        68,583         67,728
   CO2 - Mcf...................................................        39,173              -

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

        P-Plus does not necessarily move in correlation with the price of crude oil in the market. P-Plus is affected by numerous factors such as future expectations for changes in crude oil prices, such that crude oil prices can be rising, but P-Plus can be decreasing. The table below shows the average P-Plus and the average posted price for West Texas Intermediate (WTI) as posted by Koch Supply & Trading, L.P. by quarter in 2003 and 2004, based on the simple averaging of the monthly averages.

 Quarter     P-Plus  WTI Posting
---------   -------  -----------
2003
   First    $4.1336  $   30.6306
   Second   $4.6063  $   25.7125
   Third    $4.0336  $   27.0065
   Fourth   $3.4881  $   27.9642
2004
   First    $3.9137  $   31.8518

        As can be seen from this table, changes in P-Plus do not necessarily correspond to changes in the market price of oil. An example is the decline in P-Plus between the third and fourth quarters of 2003 when the WTI posting increased. This unpredictable volatility in P-Plus can create volatility in our earnings.

        A few purchase contracts and some sale contracts also include a component for grade differentials. The grade refers to the type of crude oil. Crude oils from different wells and areas can have different chemical compositions. These different grades of crude oil will appeal to different customers depending on the processing capabilities of the refineries that ultimately process the crude oil. We may buy crude oil under a contract where we considered the typical grade differences in the market when we set the fixed bonus. If we then sell the oil under a contract with a floating grade differential in the formula, and that grade differential fluctuates, then we can experience an increase or decrease in our margin from that oil purchase and sale. The table below shows the grade differential between West Texas Intermediate grade crude oil and West Texas Sour grade crude oil, using the monthly averages for each quarter 2003 and 2004, and the differential between West Texas Intermediate grade crude oil and Light Louisiana Sweet grade crude oil for the same periods.

              WTI/WTS        WTI/LLS
 Quarter   Differential   Differential
---------  ------------   ------------
2003
  First      $(2.361)       $ 0.460
  Second     $(3.189)       $(0.216)
  Third      $(2.443)       $(0.234)
  Fourth     $(2.711)       $ 0.320
2004
  First      $(2.876)       $ 0.404

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        As can be seen from this table, the WTI/LLS market differential varied from a negative $0.234 per barrel in the third quarter of 2003 to a positive $0.404 in the first quarter of 2004. This volatility in grade differentials can affect the volatility of our gathering and marketing segment margin.

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

        Another factor that can contribute to volatility in our earnings is inventory management. Generally contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We generally aggregate the volumes purchased from numerous wells and deliver it into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a month, they cannot state absolutely how much oil will be produced. Our sales contracts typically state a specific volume to be sold. Consequently, if a well produces more than expected, we will purchase volumes in a month that we have not contracted to sell. These volumes are then held as inventory and are sold in a later month. Should the market price of crude oil fluctuate while we have these inventory volumes, we would have to recognize a loss in our financial statements should the market price fall below the cost of the inventory. Should market prices rise, then we will realize a gain when we sell the unexpected volume of inventory in a later month at higher prices. We make every effort to limit our exposure to these price fluctuations by minimizing inventory volumes.

        Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

        Gathering and marketing segment margins from continuing operations decreased $1.8 million or 64% to $1.0 million for the three months ended March 31, 2004, as compared to $2.8 million for the three months ended March 31, 2003.

        A $2.1 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, was the primary reason for this decline.

        Factors offsetting this decrease were:

                - A 9% increase in wellhead, bulk and exchange purchase volumes between first quarters of 2003 and 2004, resulting in a $0.5 million increase in segment margin; and

                - a $0.2 million increase in field operating costs, primarily from increased fuel costs to operate our tractor/trailers and higher insurance costs. Although we reduced our operations in 2004 from 2003 levels, our insurance costs did not decline proportionately.

        Field operating costs primarily consist of the costs to operate our fleet of 49 trucks used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 55% of these costs are variable and increase and decrease with volumetric changes. Such costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related items.

        Outlook for 2004 and Beyond

        We expect volatility in P-Plus to continue. During 2004, we expect our crude oil gathering and marketing business to generate at least as much segment margin as it did in 2003; however, no assurance can be made that this

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

will occur. Our plans include increasing volumes by acquiring new production and production currently being gathered by other parties. Additionally we are reviewing our costs and operating methods to reduce costs and increase efficiencies.

     CRUDE OIL PIPELINE OPERATIONS

        We operate three common carrier pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Volumes shipped on these systems for the first quarters of 2004 and 2003 are as follows (barrels per day):

                  Three Months Ended
                       March 31,
                  ------------------
Pipeline System    2004        2003
---------------   ------      ------
Texas             42,206      43,178
Mississippi       10,495       9,295
Jay               15,882      15,255

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

        Volumes on our Texas System averaged 42,206 barrels per day during the first quarter of 2004. The crude oil that enters our system comes to us at West Columbia and Cullen Junction where we have connections to TEPPCO's South Texas System and at Webster where we have a connection with another pipeline. Under the terms of our sale to TEPPCO of portions of the pipeline, we have a joint tariff with TEPPCO through September 2004 under which we earn $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities and $0.50 per barrel on heavier crude oil we deliver. Most of the volume being shipped on our Texas System goes to three refineries on the Texas Gulf Coast. We are still shipping substantially the same volumes that we were shipping before the sale to TEPPCO, however our tariff revenue is much less than before the sale, as we ship the crude oil over a shorter distance.

        The Mississippi System is best analyzed in two segments. The first segment is the portion of the pipeline that begins in Soso, MS and extends to Liberty, MS. At Liberty, shippers can transfer the crude oil to a connection to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The segment from Soso to Liberty has also been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle future increases in production volumes in the area that are expected, we have made capital expenditures for tank, station and pipeline improvements and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

        The second segment of the pipeline from Liberty to near Baton Rouge, LA has been out of service since February 1, 2002 while a connecting carrier tested its pipeline. The connecting carrier has decided not to reactivate its pipeline at this time, so we will displace the crude oil in this segment with inhibited water until the connecting carrier either repairs its system or we identify an alternative use for this segment. The cost of this displacement is being paid for by the owner of the crude oil. In 2004 and 2003, this segment made no contribution to pipeline revenues.

        The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Volumes between the first quarters of 2004 and 2003 have increased slightly. Many of the costs to operate our pipeline are fixed costs, including the costs of environmental compliance and the costs of insurance, so the declines in volumes from prior years necessitated increases in our tariffs. The only shipper on the largest portion of the pipeline agreed to a tariff rate increase in July 2003 that has helped offset the declines in the volumes and increased costs of operating this pipeline.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs and costs of regulatory compliance. Some of these costs are not predictable, such as failures of equipment, or are not within our control, like power cost increases. We perform regular maintenance on our assets to keep them in good operational condition to minimize cost increases.

        Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

        Pipeline segment margin increased $0.4 million or 23% to $1.9 million for the three months ended March 31, 2004, as compared to $1.5 million for the three months ended March 31, 2003. The increase in pipeline segment margin is primarily attributable to a decrease in pipeline operating costs. In the first quarter of 2003, we performed a hydrotest of the segment of pipeline from Webster to Texas City at a cost of approximately $0.3 million. This test will not have to be repeated for several years.

        Revenues increased $0.1 million in the first quarter of 2004 compared to the prior year period due to the combination of higher tariffs and slightly greater volumes.

        Outlook for 2004 and Beyond

        In April 2004, we began receiving the barrels at Webster that we had been receiving at Cullen Junction from TEPPCO. The new connection at Webster with ExxonMobil Pipe Line Company was established at TEPPCO's request as an alternative method to ship the crude oil. After September 2004, we expect to continue to provide capacity to transport crude oil on our Texas System from Webster to Texas City and Houston.

        Through September 2004, we will continue to receive a tariff of $0.40 on the volumes shipped from the ExxonMobil connection. After September 2004, we expect to receive less tariff income from those shipments than we are receiving under the current joint tariff with TEPPCO and ExxonMobil. We are also examining strategic opportunities to place the remaining segments in alternative service after the arrangement with TEPPCO expires.

        We expect that volumes on the Texas System may decline as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems; however, those effects may not occur until the summer of 2004 when TEPPCO finishes its integration and connection of the segments acquired from us.

        As discussed above, the primary shipper on the segment of our Mississippi pipeline from Liberty to near Baton Rouge advised us in February 2004 that it does not have plans to reinstate shipments on this segment of pipeline. We currently plan to temporarily idle this segment of pipeline by removing the crude oil from the line while we evaluate future plans for this segment. Any future plans in crude oil service will require sufficient volumes being available to be transported on this segment of pipeline to justify the costs to perform the integrity testing and upgrading that may be necessary as a result of that testing. Future plans for this segment may include connecting the segment to alternative transportation services.

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

        The production shipped from oil fields surrounding our Jay system is a combination of new fields with estimated short production lives and older fields that have been producing for twenty to thirty years and are in the later stages of their economic lives. We believe that the highest and best use of the Jay system would be to convert it to natural gas service. We continue to review strategic alternatives to develop this opportunity. This initiative is in a very preliminary stage. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2004 or 2005.

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

        Volumes sold by Denbury during the first quarter of 2003 under the contracts that we acquired averaged 37,388 Mcf per day. During the first quarter of 2004 we sold 39,173 Mcf per day under these contracts. We paid Denbury $0.16 per Mcf , or $0.6 million, to transport the CO2 to our customers on Denbury's pipeline.

        We expect to generate approximately $5 million of annual segment margin from this business during the first five years. The purchase of these assets provides us with diversity in our asset base and a stable long-term source of cash flow.

     DISCONTINUED OPERATIONS

        In the fourth quarter of 2003, we sold a significant portion of our Texas Pipeline System and the related crude oil gathering and marketing operations to TEPPCO Crude Oil, L.P. Additionally we sold other segments of our Texas Pipeline System that had been idled in 2002 to Blackhawk Pipeline, L.P., an affiliate of Multifuels, Inc. Other remaining segments not sold to these parties were abandoned in place.

     Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

        During the first quarter of 2004, we incurred costs totaling $0.2 million related to the dismantlement of assets that we abandoned. During the first quarter of 2003, the assets we disposed during the fourth quarter of 2003 generated $0.5 million of segment margin.

     OTHER COSTS AND INTEREST

     Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

        General and administrative expenses. General and administrative expenses increased $0.9 million in the 2004 period as compared to the 2003 period. We recorded expense of $1.1 million related to our stock appreciation rights plan for employees and directors in the first quarter of 2004. This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and Common Unit price at date of exercise. The rights vest over several years. Our unit price rose 27% from $9.80 at December 31, 2003 to $12.45 at March 31, 2004 resulting in a $1.1 million increase to the accrual for this liability.

        Offsetting this increase was a reduction in professional services fees. In the 2003 first quarter period, we charged to expense $0.2 million of unamortized legal and consultant costs related to a credit facility that was replaced.

        Excluding the effect of changes in our unit price on our accrual for our stock appreciation rights plan, we expect general and administrative expenses in 2004 to remain level with those of 2003. We expect to incur costs in

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

2004 for consultants related to the internal documentation and assessment provisions of the Sarbanes-Oxley Act that will offset the 2003 write-off of credit facility costs.

        Interest expense, net. In the 2004 first quarter, our net interest expense decreased by $0.4 million compared to the 2003 period. The primary reason for this decrease was the write-off in 2003 of unamortized facility fees related to a credit facility that was replaced in that quarter.

     LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows

        Our primary sources of cash flows are operations and credit facilities. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                        Three Months Ended March 31,
                                       -----------------------------
                                          2004              2003
                                       -----------      ------------
                                              (in thousands)
Cash provided by (used in):
   Operating activities............    $    (3,603)     $      6,056
   Investing activities............    $      (400)     $     (2,111)
   Financing activities............    $     1,474      $     (3,093)

        Operating. Net cash from operating activities for each period have been comprised of the following:

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2004             2003
                                                       -----------    -------------
                                                              (in thousands)
Net (loss) income...................................   $    (1,005)   $         879
Depreciation, amortization and impairment...........         1,640            2,265
Gain on sales of assets.............................             -              (44)
Other non-cash items................................         1,104               39
Changes in components of working capital, net.......        (5,342)           2,917
                                                       -----------    -------------
   Net cash from operating activities...............   $    (3,603)   $       6,056
                                                       ===========    =============

        Our operating cash flows are affected significantly by changes in items of working capital. In the 2004 period we temporarily funded $6.9 million of a litigation settlement with funds we borrowed and funds on hand. We were reimbursed for this payment by insurers in May 2004, however, at March 31, 2004, we had a net cash outflow related to this payment. Affecting all periods is the timing of capital expenditures and their effects on our recorded liabilities.

        Our cash management in the crude oil gathering and marketing business functions is as follows. All purchases and sales are settled monthly with payment on the 20th of the following month. We receive payment for sales by wire transfer on the 20th. Approximately 75% of the obligations for purchases are also paid by wire transfer on the 20th. The remaining purchases are paid for by check. These checks, primarily to royalty owners and small oil companies, generally take five or six days to clear our bank account. This payment cycle provides several benefits to us. We know that substantially all of our receivables for crude oil sales will be collected on the 20th. We also defer payment until checks that were mailed clear our checking accounts. Our borrowings, and therefore our interest costs, are reduced for this short time period each month following the 20th.

        Similarly, tariffs are billed monthly and require payment ten days after the invoice date. Therefore collection of our pipeline accounts receivable is usually timely since shippers generally want to continue shipping without interruption.

        Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $74.4 million aggregate

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

receivables on our consolidated balance sheet at March 31, 2004, approximately $72.2 million, or 97%, were less than 30 days past the invoice date.

        Investing. Cash flows used in investing activities in the first quarter of 2004 were $0.4 million as compared to $2.1 million in 2003 period. In 2004 we expended $0.2 million for the first phase of an addition to our Mississippi System, by acquiring right-of-ways to be used for a crude oil pipeline and a CO2 pipeline of approximately ten miles. We expended $0.2 million for other capital improvements related to our corporate office and to handling the increased volumes on our Mississippi System more efficiently.

        In the first quarter of 2003 we expended $2.2 million for property and equipment additions, and received $0.1 million from the sale of surplus assets. The expenditures included replacement of pipe in Texas and satellite communication equipment for our control and monitoring system for all three of our pipelines.

        Financing. In the first quarter of 2004, financing activities provided net cash of $1.5 million. Our outstanding debt increased $2.9 million, primarily related to the funding of a litigation settlement for which we received reimbursement in May 2004. Distributions to our partners utilized $1.4 million.

        Net cash expended for financing activities was $3.1 million in the first quarter of 2003. In 2003 we reduced our outstanding long-term debt balance by $2.0 million from the balance at December 31, 2002. We also paid $1.1 million in credit facility issuance costs related to a new credit facility put in place in March 2003.

        Capital Expenditures

        A summary of our capital expenditures in the three months ended March 31, 2004 and 2003 is as follows:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2004              2003
                                                     -----------      -----------
                                                            (in thousands)
Maintenance capital expenditures:
   Texas pipeline system.........................    $         8      $       770
   Mississippi pipeline system...................             91              592
   Jay pipeline system...........................              5              146
   Crude oil gathering assets....................              -               62
   Administrative assets.........................             51               74
                                                     -----------      -----------
      Total maintenance capital expenditures.....            155            1,644

Growth capital expenditures:
   Mississippi pipeline system...................            245                -
   Crude oil gathering assets....................              -              551
                                                     -----------      -----------
      Total growth capital expenditures..........            245              551
                                                     -----------      -----------
         Total capital expenditures..............    $       400      $     2,195
                                                     ===========      ===========

        Maintenance capital expenditures in 2004 included station improvements in Mississippi to handle increased volumes. Administrative assets included computer software and hardware. In the 2003 period, maintenance capital expenditures included a total of $0.4 million for the installation of pipeline satellite monitoring equipment on all three systems. In the first quarter of 2003, we continued to upgrade the West Columbia to Markham segment of our Texas pipeline. The expenditures on the Mississippi system included additional improvements to the pipeline from Soso to Gwinville, where the crude oil spill had occurred in December 1999, to restore this segment to service. We also improved the pipeline from Gwinville to Liberty to be able to handle increased volumes on that segment by upgrading pumps and meters and completing additional tankage.

        Growth capital expenditures in the first quarter of 2004 related to the acquisition of right-of-way for a ten mile extension of our crude oil pipeline and a CO2 pipeline to Denbury's Brookhaven field. This extension should be complete by the end of the third quarter of 2004. Growth capital expenditures in 2003 included the acquisition of a condensate storage facility in Texas that was subsequently sold to TEPPCO.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        Although we have no commitments to make capital expenditures, based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures will be as follows:

                                                2004           2005            2006
                                              --------       ---------      ---------
                                                          (in thousands)
Maintenance capital expenditures:
     Texas System...........................  $    106       $     396      $     199
     Mississippi System.....................       455           1,593            969
     Jay System.............................        30             145             75
     Other..................................       167              60             60
                                              --------       ---------      ---------
Total maintenance capital expenditures......  $    758       $   2,194      $   1,303
                                              ========       =========      =========

        In 2004, we expect the expenditures on our Texas system to relate primarily to corrosion control and in 2005 and 2006, to improvements to our control and monitoring system.

        The maintenance capital expenditure estimates for our Mississippi system include corrosion control expenditures, minor facility improvements and rehabilitation of the pipeline as a result of integrity management test results. Additionally we have growth capital expenditures currently underway in 2004 to extend our Mississippi crude oil pipeline and add a CO2 pipeline in the same right-of-way. The CO2 pipeline will be used to supply Denbury's Brookhaven field with CO2 for tertiary recovery and the crude oil pipeline will be used to move the resulting crude oil production to market. We also will build an extension from our existing crude oil pipeline to move crude oil from Denbury's Smithdale/McComb fields. We anticipate that we will spend approximately $8.2 million to complete these projects in 2004.

        Expenditures on capital assets to grow the partnership will depend on our access to debt and capital discussed below in "Sources of Future Capital." Those acquisitions may include the acquisition of additional CO2 assets from Denbury and the construction of CO2 and crude oil pipelines to access Denbury's crude oil fields in Mississippi. Denbury owns additional CO2 industrial sales contracts that we might be able to purchase along with additional volume under our production payment. We may also construct and operate additional CO2 pipelines next to crude oil pipelines to supply Denbury's fields with the CO2 for tertiary recovery and then to move the resulting crude oil production to market. We will also look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

        Capital Resources

        At March 31, 2004, we had $9.9 million outstanding under our credit facility with a group of banks with Fleet National Bank as agent ("Fleet Facility"). Due to the revolving nature of loans under the Fleet Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 14, 2006. At March 31, 2004, we had letters of credit outstanding under the Fleet Facility totaling $13.4 million, comprised of $8.0 million and $4.6 million for crude oil purchases related to March 2004 and April 2004, respectively and $0.8 million related to other business obligations. Outstanding letters of credit issued to Denbury for the purchase of crude oil at March 31, 2004, totaled $3.7 million, and are included in the $13.0 million total above.

    Sources of Future Capital

        Prior to 2003, we funded our capital commitments from operating cash and borrowings under bank facilities. In 2003, we issued common units to our general partner for cash and sold assets to fund growth. Our plans for the future include a combination of borrowings and the issuance of additional common units to the public.

        We are in discussions with Fleet National Bank regarding an expansion of our existing credit facility from $65 million to $100 million. We would like to reduce the amount of the facility committed to letters of credit and working capital borrowings from $65 million to $50 million and have $50 million available for acquisitions.

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

     Distributions

        As a master limited partnership, the key consideration of our Unitholders is the amount of our distribution, its reliability and the prospects for distribution growth. Normally we distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution ("MQD") for each quarter is $0.20 per unit. Beginning with the distribution for the first quarter of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). For the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total), which was paid in February 2004. We have declared a distribution of $0.15 per unit ($1.4 million in total) for the first quarter of 2004 that will be paid May 14, 2004 to unitholders of record on April 30, 2004.

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

        Available Cash before reserves for the quarter ended March 31, 2004, is as follows (in thousands):

Net loss.....................................................     $    (1,005)
Depreciation and amortization................................           1,547
Non-cash charges.............................................           1,104
Maintenance capital expenditures.............................            (155)
                                                                  -----------
Available Cash before reserves...............................     $     1,491
                                                                  ===========

        Available Cash (a non-GAAP liquidity measure) has been reconciled to cash flow from operating activities (the GAAP measure) for the year ended March 31, 2004 below.

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

        Several adjustments to net income are required to calculate Available Cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of increases and subtraction of decreases in the accrual for our stock appreciation rights plan in excess of any actual cash payments under the plan; and (3) the subtraction of maintenance capital expenditures. See "Distributions" above.

        The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three months ended March 31, 2004, is as follows:

                                                                         Three Months
                                                                             Ended
                                                                            March 31,
                                                                              2004
                                                                        --------------
                                                                        (in thousands)
Cash flows used in operating activities..............................      $  (3,603)
Adjustments to reconcile operating cash flows to Available Cash:
    Maintenance capital expenditures.................................           (155)
    Amortization of credit facility issuance fees....................            (93)
    Net effect of changes in operating accounts not included in
       calculation of Available Cash.................................          5,342
                                                                           ---------
Available Cash before reserves.......................................      $   1,491
                                                                           =========

     COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

     Contractual Obligation and Commercial Commitments

        In addition to the Fleet Facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at March 31, 2004.

                                                       Payments Due by Period
                              -----------------------------------------------------------------------
                                Less than        1 - 3          4 - 5        After 5
Contractual Cash Obligations     1 Year          Years          Years         Years          Total
----------------------------  ------------   ------------   -----------   ------------   ------------
                                                          (in thousands)
Long-term Debt..............  $          -   $      9,900   $         -   $          -   $      9,900
Operating Leases............         2,910          2,206         1,069            802          6,987
Mississippi oil spill fine..         3,000              -             -              -          3,000
Offshore pipeline removal...           696              -             -              -            696
Unconditional Purchase
     Obligations............        90,380              -             -              -         90,380
                              ------------   ------------   -----------   ------------   ------------
Total Contractual Cash
     Obligations............  $     96,986   $     12,106   $     1,069   $        802   $    110,963
                              ============   ============   ===========   ============   ============

        We expect to pay the estimated $3.0 million fine related to the Mississippi oil spill that occurred in 1999 (see Note 11 to the consolidated financial statements) during 2004. We expect to incur approximately $0.7 million to remove an abandoned offshore pipeline during 2004.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        While the payment of the fine and pipeline removal costs will increase our average outstanding debt during 2004, we believe we have sufficient capacity under the Fleet Facility to meet these obligations.

     Off-Balance sheet Arrangements

        We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed in this section, nor do we have any debt or equity triggers based upon our unit or commodity prices.

     NEW ACCOUNTING PRONOUNCEMENTS

        For information on new accounting pronouncements see Note 2 to the consolidated financial statements.

     FORWARD LOOKING STATEMENTS

        The statements in this Quarterly Report on Form 10-Q that are not historical information may be "forward looking statements" within the meaning of the various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions and other such references are forward-looking statements. These statements include, but are not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," or "intend" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. These risks and uncertainties include general economic conditions, market and business conditions, opportunities that may be presented and pursued by us or the lack of such opportunities, competitive actions by other companies in our industries, changes in laws and regulations, access to capital, and other factors. Therefore, all the forward-looking statements made in this document are qualified in their entirety by these cautionary statements, and no assurance can be made that our goals will be achieved or that expectations regarding future developments will prove to be correct. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Price Risk Management and Financial Instruments

     Our primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. We utilize New York Mercantile Exchange ("NYMEX") commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At March 31, 2004, we had no outstanding contracts.

     At March 31, 2004, we held 37,000 barrels of crude oil in inventory with a carrying cost of $1.2 million. The market value of this inventory was $50,000 more than its cost.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are adequate and effective in all material respects in providing to them on a timely basis material information relating to us (including our consolidated subsidiaries) required to be disclosed in this quarterly report.

     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I. Item 1. Note 11 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                Exhibit 31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

                Exhibit 31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

                Exhibit 32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K.

                A report on Form 8-K was filed on February 25, 2004, which included a press release of the Partnership's earnings for the year ended December 31, 2003.

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

                                             GENESIS ENERGY, L.P.
                                             (A Delaware Limited Partnership)

                                        By: GENESIS ENERGY, INC., as
                                                General Partner

Date: May 11, 2004                      By: /s/ ROSS A. BENAVIDES
                                            ------------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibits                         Description of Exhibit
------------    ---------------------------------------------------------------
Exhibit 31.1    Certification by Chief Executive Officer Pursuant
                to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.