Form 10-Q
period 2004-06-30
GENESIS ENERGY LP
filed 2004-08-12
CIK 1022321

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

                  For the quarterly period ended June 30, 2004

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

                                 Yes [ ] No [X]

================================================================================

                          This report contains 33 pages

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                                                             Page
                                                                                                             ----
                                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2004 and December 31, 2003..............................       3

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004
            and 2003....................................................................................       4

         Consolidated Statements of Comprehensive Income for the Three and Six Months Ended
            June 30, 2004 and 2003......................................................................       5

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003..........       6

         Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 2004.............       7

         Notes to Consolidated Financial Statements.....................................................       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........      18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................      32

Item 4.  Controls and Procedures........................................................................      32

                                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................      32

Item 6.  Exhibits and Reports on Form 8-K...............................................................      33

SIGNATURES..............................................................................................      33

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                          June 30,         December 31,
                                                                            2004               2003
                                                                          --------         ----------
                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents......................................      $    1,732         $    2,869
   Accounts receivable-trade......................................          77,227             66,732
   Inventories....................................................           1,165              1,546
   Insurance receivable...........................................           1,363             15,524
   Other..........................................................           1,119              1,540
                                                                        ----------         ----------
      Total current assets........................................          82,606             88,211

FIXED ASSETS, at cost.............................................          72,654             70,695
   Less:  Accumulated depreciation................................         (38,336)           (36,724)
                                                                        -----------        ----------
      Net fixed assets............................................          34,318             33,971

CO2 ASSETS, net of amortization...................................          22,937             24,073
OTHER ASSETS, net of amortization.................................           1,516                860
                                                                        ----------         ----------

TOTAL ASSETS......................................................      $  141,377         $  147,115
                                                                        ==========         ==========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade.......................................................      $   66,381         $   60,108
      Related party...............................................          10,665              7,067
   Accrued liabilities............................................           8,717             20,069
                                                                        ----------         ----------
      Total current liabilities...................................          85,763             87,244

LONG-TERM DEBT....................................................           5,500              7,000

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTERESTS................................................             517                517

PARTNERS' CAPITAL
   Common unitholders, 9,314 units issued and outstanding.........          48,597             51,299
   General partner................................................           1,000              1,055
                                                                        ----------         ----------
      Total partners' capital.....................................          49,597             52,354
                                                                        ----------         ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................      $  141,377         $  147,115
                                                                        ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                            STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
REVENUES:
   Crude oil gathering and marketing.................   $    225,872   $   143,149   $    418,868   $    314,842
   Crude oil pipeline................................          4,086         3,521          8,171          7,510
   CO2 revenues......................................          2,149             -          3,980              -
                                                        ------------   -----------   ------------   ------------
      Total revenues.................................        232,107       146,670        431,019        322,352
COSTS AND EXPENSES:
   Crude oil costs:
      Unrelated parties..............................        192,327       123,682        358,299        274,561
      Related parties................................         28,424        13,684         51,399         28,866
      Field operating................................          3,195         2,716          6,238          5,558
   Crude oil pipeline operating costs................          2,429         2,327          4,661          4,805
   CO2 transportation costs - related party..........            688             -          1,279              -
   General and administrative........................          2,022         2,359          5,186          4,636
   Depreciation and amortization.....................          1,627           998          3,174          2,142
   Net gain on disposal of surplus assets............            (75)           (3)           (75)           (47)
   Change in fair value of derivatives...............            (18)            -            (18)             -
                                                        -------------  -----------   ------------   ------------

OPERATING INCOME.....................................          1,488           907            876          1,831
OTHER INCOME (EXPENSE):
   Interest income...................................              4             7             28             15
   Interest expense..................................           (332)         (165)          (526)          (715)
                                                        -------------  -----------   -------------  ------------
Income from continuing operations....................          1,160           749            378          1,131
 (Loss) income from operations of discontinued
      Texas System...................................            (61)        1,141           (284)         1,638
                                                        -------------  -----------   -------------  ------------

NET INCOME...........................................   $       1,099  $     1,890   $          94  $      2,769
                                                        =============  ===========   =============  ============

NET INCOME (LOSS) PER COMMON UNIT - BASIC AND
DILUTED:
   Income from continuing operations.................   $        0.12  $      0.08   $        0.04  $       0.12
   Income (loss) income from discontinued operations.            0.00         0.13           (0.03)         0.19
                                                        -------------  -----------   -------------  ------------
NET INCOME...........................................   $        0.12  $      0.21   $        0.01  $       0.31
                                                        =============  ===========   =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING..           9,314        8,625           9,314         8,625
                                                        =============  ===========   =============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
NET INCOME...........................................   $      1,099   $     1,890   $         94   $      2,769
OTHER COMPREHENSIVE INCOME:
      Change in fair value of derivatives used for
         hedging purposes............................              -             -              -             39
                                                        ------------   -----------   ------------   ------------
COMPREHENSIVE INCOME.................................   $      1,099   $     1,890   $         94   $      2,808
                                                        ============   ===========   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                        2004          2003
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $      94      $   2,769
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation.................................................................       2,038          2,678
     Amortization of CO2 contracts and covenant not-to-compete....................       1,136            206
     Amortization and write-off of credit facility issuance costs.................         194            841
     Change in fair value of derivatives..........................................         (18)            39
     Gain on asset disposals......................................................         (75)           (47)
     Other non-cash charges.......................................................         592              -
     Changes in components of working capital -
        Accounts receivable.......................................................     (10,495)         3,869
        Inventories...............................................................        (529)         3,027
        Other current assets......................................................      14,582          1,141
        Accounts payable..........................................................       9,871         (7,358)
        Accrued liabilities.......................................................     (11,926)          (916)
                                                                                     ---------      ---------
Net cash provided by operating activities.........................................       5,464          6,249
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............................................      (1,479)        (3,509)
  Change in other assets..........................................................         (11)            (2)
  Proceeds from sale of assets....................................................          79             87
                                                                                     ---------      ---------
Net cash used in investing activities.............................................      (1,411)        (3,424)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of debt.............................................      (1,500)           500
  Credit facility issuance fees...................................................        (839)        (1,093)
  Distributions to common unitholders.............................................      (2,794)          (431)
  Distributions to General Partner................................................         (57)            (9)
                                                                                     ---------      ---------
Net cash used in financing activities.............................................      (5,190)        (1,033)
                                                                                     ---------      ---------

Net (decrease) increase in cash and cash equivalents..............................      (1,137)         1,792

Cash and cash equivalents at beginning of year....................................       2,869          1,071
                                                                                     ---------      ---------

Cash and cash equivalents at end of period........................................   $   1,732      $   2,863
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                               Partners' Capital
                                                          ---------------------------------------------------
                                                          Number of
                                                           Common        Common       General
                                                            Units      Unitholders    Partner       Total
                                                          ----------   -----------   ---------      ---------
Partners' capital at January 1, 2004...................        9,314   $    51,299   $   1,055      $  52,354

Net income for the six months ended June 30, 2004......            -            92           2             94

Distributions to partners during the six months ended
  June 30, 2004........................................            -        (2,794)        (57)        (2,851)
                                                               -----   -----------   ---------      ---------

Partners' capital at June 30, 2004.....................        9,314   $    48,597   $   1,000      $  49,597
                                                               =====   ===========   =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      Genesis Energy, L.P. (GELP or the Partnership) is a publicly traded Delaware limited partnership engaged in gathering, marketing and transportation of crude oil and wholesale marketing of carbon dioxide (CO2). We were formed in December 1996 through an initial public offering of 8.6 million Common Units, representing limited partner interests in GELP of 98%. The General Partner of GELP is Genesis Energy, Inc. (the General Partner) which owns a 2% general partner interest in GELP. The General Partner is owned by Denbury Gathering & Marketing, Inc. a subsidiary of Denbury Resources Inc. Denbury and its subsidiaries are hereafter referred to as Denbury.

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

      Basis of Presentation

      The accompanying financial statements and related notes present the consolidated financial position as of June 30, 2004 and December 31, 2003 for GELP, its results of operations and changes in comprehensive income for the three and six months ended June 30, 2004 and 2003, and its cash flows and changes in partners' capital for the six months ended June 30, 2004 and 2003.

      The financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

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

3. DEBT

      On June 1, 2004, we finalized a $100 million senior secured bank credit facility with a group of five lenders (New Credit Facility). The New Credit Facility consists of a $50 million revolving line of credit for acquisitions and

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a $50 million working capital revolving credit facility. The facility matures in June 2008. This facility replaced our existing $65 million facility.

      The working capital portion of the New Credit Facility has a sublimit of $15 million for working capital loans with the remainder of the $50 million portion available for letters of credit.

      The key terms of the New Credit Facility are as follows:

            - Letter of credit fees are based on the usage of the working capital portion of the New Credit Facility in relation to the borrowing base and will range from 1.75% to 2.75%. At June 30, 2004, the rate was 2.25%.

            - The interest rate on working capital borrowings is also based on the usage of the New Credit Facility in relation to the borrowing base. Loans may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans can range from the prime rate plus 0.25% to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.75%. At June 30, 2004, we borrowed at the prime rate plus 0.75%.

            - The interest rate on acquisition borrowings may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans will be the prime rate plus 1.50%. The interest rate for LIBOR-based loans will be the LIBOR rate plus 3.00%. At June 30, 2004, we had no debt outstanding under this portion of the New Credit Facility.

            - We pay a commitment fee on the unused portion of the $100 million commitment. The commitment fee on the working capital portion is based on the usage of that portion of the New Credit Facility in relation to the borrowing base and will range from 0.375% to 0.50%. At June 30, 2004, the commitment fee rate was 0.50%. The commitment fee rate on the acquisition portion is 0.50%.

            - The amount that we may have outstanding cumulatively in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base is defined in the New Credit Facility generally to include cash balances, net accounts receivable and inventory, less deductions for certain accounts payable, and is calculated monthly. The Borrowing Base is limited to $50 million. At June 30, 2004, the Borrowing Base was $50 million.

            - Collateral under the New Credit Facility consists of our accounts receivable, inventory, cash accounts, margin accounts and fixed assets.

            - The New Credit Facility contains covenants requiring a minimum current ratio, a minimum leverage ratio, a minimum cash flow coverage ratio, a maximum ratio of indebtedness to capitalization, and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization).

      At June 30, 2004, we had $5.5 million outstanding under the working capital portion of the New Credit Facility. Due to the revolving nature of loans under the New Credit Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At June 30, 2004, we had letters of credit outstanding under the New Credit Facility totaling $20.6 million, comprised of $10.0 million and $9.8 million for crude oil purchases related to June 2004 and July 2004, respectively and $0.8 million related to other business obligations.

      We have no limitations on making distributions in our New Credit Agreement, except as to the effects of distributions in covenant calculations. The New Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the New Credit Agreement, less maintenance capital expenditures to the sum of interest expense and distributions. At June 30, 2004, the calculation resulted in a ratio of 1.2 to 1.0.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

      Until November 2003, partnership equity consisted of the general partner interest of 2% and 8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. In November 2003, we issued 688,811 additional Common Units to our General Partner. At June 30, 2004, a total of 9,313,811 Common Units were outstanding.

      The general partner interest is held by our General Partner. The Partnership is managed by the General Partner. The General Partner also holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at June 30, 2004.

      The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

     Distributions

      Generally, we will distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution (MQD) for each quarter is $0.20 per unit. For the first three quarters of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). Beginning with the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total). We have declared a $0.15 per unit distribution for the second quarter of 2004, payable on August 13, 2004 to unitholders of record on July 30, 2004.

      Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through June 30, 2004.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net Income Per Common Unit

      The following table sets forth the computation of basic net income per Common Unit.

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                          2004           2003          2004           2003
                                                        -------        -------       -------        -------
                                                                (in thousands, except per unit amounts)
Numerators for basic and diluted net income per
common unit:
  Income from continuing operations .............       $ 1,160        $   749       $   378        $ 1,131
  Less general partner 2% ownership .............            23             15             8             23
                                                        -------        -------       -------        -------
  Income from continuing operations available
    for common unitholders ......................       $ 1,137        $   734       $   370        $ 1,108
                                                        =======        =======       =======        =======

  (Loss) income from discontinued operations ....       $   (61)       $ 1,141       $  (284)       $ 1,638
  Less general partner 2% ownership .............            (1)            23            (6)            33
                                                        -------        -------       -------        -------
  (Loss) income from discontinued operations
    available for common unitholders ............       $   (60)       $ 1,118       $  (278)       $ 1,605
                                                        =======        =======       =======        =======

Denominator for basic and diluted per Common Unit
  - weighted average number of Common Units
  outstanding ...................................         9,314          8,625         9,314          8,625
                                                        =======        =======       =======        =======

Basic and diluted net income (loss) per Common
  Unit:
   Income from continuing operations ............       $  0.12        $  0.08       $  0.04        $  0.12
   Income (Loss) from discontinued operations ...          0.00           0.13         (0.03)          0.19
                                                        -------        -------       -------        -------
   Net income ...................................       $  0.12        $  0.21       $  0.01        $  0.31
                                                        =======        =======       =======        =======

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Crude Oil
                                                  -------------------------
                                                  Gathering and                     CO2
                                                    Marketing      Pipeline       Marketing       Total
                                                    ---------      --------       ---------       -----
                                                                        (in thousands)
Three Months Ended June 30, 2004
Revenues:
External Customers ......................           $225,872       $  3,206       $  2,149       $231,227
Intersegment (a) ........................                  -            880              -            880
                                                    --------       --------       --------       --------
Total revenues of reportable segments ...           $225,872       $  4,086       $  2,149       $232,107
                                                    ========       ========       ========       ========
Segment margin excluding
  depreciation and amortization (b) .....           $  1,944          1,657       $  1,461       $  5,062
Capital expenditures ....................           $     24       $  1,055       $      -       $  1,079
Maintenance capital
  expenditures ..........................           $     24       $    231       $      -       $    255

Three Months Ended June 30, 2003
Revenues:
External Customers ......................           $143,149       $  2,472       $      -       $145,621
Intersegment (a) ........................                  -          1,049              -          1,049
                                                    --------       --------       --------       --------
Total revenues of reportable segments ...           $143,149       $  3,521       $      -       $146,670
                                                    ========       ========       ========       ========
Segment margin excluding
  depreciation and amortization (b) .....           $  3,067          1,194       $      -       $  4,261
Capital expenditures ....................           $    186       $    565       $      -       $    751
Maintenance capital
  expenditures ..........................           $    186       $    565       $      -       $    751

Six Months Ended June 30, 2004
Revenues:
External Customers ......................           $418,868       $  6,469       $  3,980       $429,317
Intersegment (a) ........................                  -          1,702              -          1,702
                                                    --------       --------       --------       --------
Total revenues of reportable segments ...           $418,868       $  8,171       $  3,980       $431,019
                                                    ========       ========       ========       ========
Segment margin excluding
  depreciation and amortization (b) .....           $  2,950          3,510       $  2,701       $  9,161
Capital expenditures ....................           $     75       $  1,404       $      -       $  1,479
Maintenance capital
  expenditures ..........................           $     75       $    335       $      -       $    410
Net fixed and other long-term
  assets ................................           $  6,654       $ 29,181       $ 22,937       $ 58,772

Six Months Ended June 30, 2003
Revenues:
External Customers ......................           $314,842       $  5,683       $      -       $320,525
Intersegment (a) ........................                  -          1,827              -          1,827
                                                    --------       --------       --------       --------
Total revenues of reportable segments ...           $314,842       $  7,510       $      -       $322,352
                                                    ========       ========       ========       ========
Segment margin excluding
  depreciation and amortization (b) .....           $  5,857          2,705       $      -       $  8,562
Capital expenditures ....................           $    322       $  1,377       $      -       $  1,699
Maintenance capital
  expenditures ..........................           $    322       $  1,377       $      -       $  1,699

a) Intersegment sales were conducted on an arm's length basis.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to operating income from continuing operations for period presented is as follows:

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                        2004           2003           2004           2003
                                                      -------        -------        -------        -------
                                                                         (in thousands)
Segment margin excluding depreciation and
  amortization ................................       $ 5,062        $ 4,261        $ 9,161        $ 8,562
General and administrative expenses ...........         2,022          2,359          5,186          4,636
Depreciation, amortization and impairment .....         1,627            998          3,174          2,142
Net gain on disposal of surplus assets ........           (75)            (3)           (75)           (47)
                                                      -------        -------        -------        -------
Operating income from continuing operations ...       $ 1,488        $   907        $   876        $ 1,831
                                                      =======        =======        =======        =======

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

      Costs incurred to dismantle abandoned segments during the first and second quarters of 2004 are included in discontinued operations. For the three and six months ended June 30, 2003, discontinued operations includes the operating results of the assets sold or abandoned in the fourth quarter of 2003.

      Operating results from the discontinued operations for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
                                                                             (in thousands)
Revenues:
   Crude oil gathering and marketing.................   $          -   $    71,383   $          -   $    155,654
   Crude oil pipeline................................              -         1,896              -          3,825
                                                        ------------   -----------   ------------   ------------
      Total revenues.................................              -        73,279              -        159,479
Costs and expenses:
   Crude oil costs...................................              -        68,946              -        151,176
   Field operating costs.............................              1         1,312              8          2,609
   Crude oil pipeline operating costs................             60         1,423            276          3,141
   General and administrative........................              -            86              -            173
   Depreciation and amortization.....................              -           371              -            742
                                                        ------------   -----------   ------------   ------------
      Total costs and expenses.......................             61        72,138            284        157,841
                                                        ------------   -----------   ------------   ------------
(Loss) income from operations from discontinued Texas
    System before minority interests.................   $        (61)  $     1,141   $       (284)  $      1,638
                                                        ============   ===========   ============   ============

7. TRANSACTIONS WITH RELATED PARTIES

      Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Purchases of Crude Oil

      Purchases of crude oil from Denbury for the six months ended June 30, 2004 and 2003 were $51.4 million and $28.9 million, respectively. Purchases from Denbury are partially secured by letters of credit.

     General and Administrative Services

      We do not directly employ any persons to manage or operate our business. Those functions are provided by the General Partner. We reimburse the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by us were $6.7 million and $7.9 million for the six months ended June 30, 2004 and 2003, respectively.

     Due to Related Parties

      At June 30, 2004 and December 31, 2003, we owed Denbury $10.2 million and $6.9 million, respectively, for purchases of crude oil. Additionally, we owed Denbury $0.5 million and $0.1 million for CO2 transportation services at June 30, 2004 and December 31, 2003, respectively. We had advanced $0.4 million to the General Partner at June 30, 2004 for administrative services. We owed the General Partner $0.1 million at December 31, 2003 for administrative services.

     Directors' Fees

      In each of the six months ended June 30, 2004 and 2003, we paid $60,000 to Denbury for the services of four of Denbury's officers who serve as directors of the General Partner, the same rate at which our independent directors were paid.

     CO2 Volumetric Production Payment and Transportation

      We acquired a volumetric production payment from Denbury in November 2003 for $24.4 million. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers. For the six months ended June 30, 2004, we incurred $1.2 million for transportation services related to our sales of CO2.

     Financing

      Our general partner guarantees our obligations under the New Credit Facility. Our general partner is a wholly-owned subsidiary of Denbury. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

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

      Occidental Energy Marketing, Inc. and Marathon Ashland Petroleum LLC accounted for 16% and 15% of total revenues for the six months ended June 30, 2004. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 25%, 14% and 12% of total revenues during the first six months of 2003. The majority of the revenues from these four customers in both periods relate to our crude oil gathering and marketing operations.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash received by the Partnership for interest was $28,000 and $15,000 for the six months ended June 30, 2004 and 2003, respectively. Payments of interest and commitment fees were $214,000 and $170,000 for the six months ended June 30, 2004 and 2003, respectively.

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

      We regularly review our contracts to determine if the contracts qualify for treatment as derivatives. At June 30, 2004, we had one swap contract qualifying as a derivative that did not meet the criteria for hedge accounting. The fair value of this contract was determined based on quoted prices from independent sources. We marked this contract to fair value at June 30, 2004, and recorded income of $18,000 which is included in the consolidated statement of operations under the caption "Change in Fair Value of Derivatives". The consolidated balance sheet includes $18,000 in other current assets as a result of recording the fair value of this derivative contract. The contract will settle in October 2004. We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated as such at June 30, 2004 and December 31, 2003.

11. CONTINGENCIES

     Guarantees

      We have guaranteed $3.4 million of residual value related to our leases of tractors and trailers. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

      GELP has guaranteed crude oil purchases of GCOLP. These guarantees, totaling $12.4 million, were provided to counterparties. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

      GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to the bank under the terms of the New Credit Facility related to borrowings and letters of credit. Borrowings at June 30, 2004 were $5.5 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

     Pennzoil Litigation

      We were named a defendant in a complaint filed on January 11, 2001, in the 125th District Court of Harris County, Texas, Cause No. 2001-01176. From Genesis, Pennzoil-Quaker State Company (PQS) was seeking

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claimed the fire and explosion were caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. In December 2003, our insurance carriers settled this litigation for $12.8 million. The settlement was funded in February 2004, with certain insurance companies directly funding $5.9 million of the payment and $6.9 million was funded by us. We received reimbursement of the $6.9 million from the insurance company on May 3, 2004.

      PQS is also a defendant in five suits brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C. PQS has brought a third party demand against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against Genesis is without merit and intend to vigorously defend ourselves in this matter.

     Environmental

      On December 20, 1999, we had a release of crude oil from our Mississippi System. Approximately 8,000 barrels of oil were released from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The clean up of the release is covered by insurance and the direct financial impact to us of the cost of the clean-up has not been material. Included in insurance receivable on the consolidated balance sheet at June 30, 2004 and December 31, 2003 is $1.4 million and $2.8 million, respectively, related to this release. Management of the Partnership reached an agreement with the US Environmental Protection Agency and the Mississippi Department of Environmental Quality for the payment of fines of $3.0 million under environmental laws with respect to this oil spill. The consent order to these fines was entered on July 27, 2004. In 2001 and 2002, a total accrual of $3.0 million was recorded for these fines. The fines will not be covered by insurance. In addition to the fines, we have other obligations under the consent order to restore the environment to a condition it was in prior to the release. Management believes such costs are covered by insurance and are included in the insurance receivable described above.

      In 1992, Howell Crude Oil Company (Howell) entered into a sublease (the Sublease) with Koch Industries, Inc., (Koch) of land located in Santa Rosa County, Florida to operate a crude oil trucking station (the Jay Station). The Sublease provided that Howell would indemnify Koch for environmental contamination on the property under certain circumstances. Howell operated Jay Station from 1992 until December of 1996 when this operation was sold to us. We operated Jay Station as a crude oil trucking station until 2003. Koch has indicated that they may make a claim against us under the indemnification provisions of the Sublease for environmental contamination on the site and surrounding areas.

      Genesis and Howell, now a subsidiary of Anadarko Petroleum Corporation, are investigating whether Genesis and/or Howell may have liability for this contamination, and if so, to what extent. Based upon the early stage of this investigation, and subject to resolution of the allocation of responsibility between us and Howell and the method and timing of any required remediation, currently we have no reason to believe that this matter would have a material financial effect on our financial position, results of operations, or cash flows.

      We are subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance and to detect and address any releases of crude oil from our pipelines or other facilities, however no assurance can be made that such environmental releases may not substantially affect our business.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We are subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. Such matters presently pending are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

12. SUBSEQUENT EVENT

      On July 16, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.15 per Unit for the quarter ended June 30, 2004. The distribution will be paid August 13, 2004, to the General Partner and all Common Unitholders of record as of the close of business on July 30, 2004.

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

      Our primary goal is to generate Available Cash for distribution to our unitholders. For the first six months of 2004, we have generated $0.6 million more Available Cash before reserves than the distributions we have paid or are paying with respect to those six months.

      In June 2004, we obtained a new $100 million bank credit facility that replaced our existing $65 million facility. This facility provides a total of $50 million for working capital borrowings and letters of credit and $50 million for acquisitions. This facility provides us with financing for growth opportunities.

      We have a stock appreciation rights plan under which employees and directors are granted rights to receive cash upon exercise for the difference between the strike price of the rights and the market price for our units at the time of exercise. These rights vest over several years. As of June 30, 2004, no rights were vested. As the market price for our units increases or decreases, we record an increase or a decrease in our liability under this plan. In the first half of 2004, our unit price increased 15%. As our unit price rose from $9.80 at December 31, 2003 to $12.45 per unit at March 31, 2004, we increased our liability during the first quarter from $0.2 million to $1.3 million, recording a charge of $1.1 million. In the second quarter of 2004, the unit price declined from $12.45 at March 31, 2004 to $11.25 per unit at June 30, 2004. As a result, we reduced our liability to $0.8 million during the second quarter and recognized a reduction in expense of $0.5 million. In total for the six month period, we increased the liability by $0.6 million and recorded expense of the same amount.

      RESULTS OF OPERATIONS AND OUTLOOK FOR THE REMAINDER OF 2004 AND BEYOND

      CRUDE OIL GATHERING AND MARKETING OPERATIONS

            The key drivers affecting our crude oil gathering and marketing segment margin include production volumes, volatility of P-Plus, volatility of grade differentials, inventory management, field operating costs, and credit costs.

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

            Some of our contracts for the purchase and sale of crude oil have components in the pricing provisions such that the price paid or received is adjusted for changes in certain market indices for crude oil. Often the pricing in a contract to purchase crude oil will consist of the market price component and a bonus, which is generally a fixed amount ranging from a few cents to several dollars. Under some contracts, the pricing in a contract to sell crude oil will consist of the market price component and a bonus that is not fixed, but instead is based on another market index. This floating index is usually the price quoted by Platt's for WTI "P-Plus". When the bonus for purchases of crude oil is fixed and P-Plus floats in the sales contracts, the margin on individual transactions can vary from month-to-month depending on changes in the P-Plus component. When the purchase and sale contracts both have bonuses that float with changes in P-Plus, that margin is generally fixed and our volatility caused by price changes is reduced.

            P-Plus does not consistently move in correlation with the price of crude oil in the market. P-Plus is affected by numerous factors such as future expectations for changes in crude oil prices that can cause the variance from current changes in crude oil prices.

            Another factor that can contribute to volatility in our earnings is inventory management. Generally contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We generally aggregate the volumes purchased from numerous wells and deliver it into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a month, they cannot state absolutely how much oil will be produced. Our sales contracts typically state a specific volume to be sold. Consequently, if a well produces more than expected, we will purchase volumes in a month that we have not contracted to sell. These volumes are then held as inventory and are sold in a later month. Should the market price of crude oil decline below its cost while we have these inventory volumes, we would have to recognize a loss in our financial statements. Should market prices rise, we will realize a gain when we sell the unexpected volume of inventory in a later month at higher prices. We make every effort to limit our exposure to these price fluctuations by minimizing inventory builds and draws.

            Field operating costs primarily consist of the costs to operate our fleet of 51 trucks used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 55% of these costs are variable and increase and decrease with volumetric changes. Such costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
                                                                 (in thousands, except volumes per day)
Revenues ...........................................    $    225,872   $   143,149   $    418,868   $    314,842
Crude oil costs......................................        220,751       137,366        409,698        303,427
Field operating costs................................          3,195         2,716          6,238          5,558
Change in fair value of derivatives..................            (18)            -            (18)             -
                                                        ------------   -----------   ------------   ------------

   Segment margin....................................   $      1,944   $     3,067   $      2,950   $      5,857
                                                        ============   ===========   ============   ============

Volumes per day from continuing operations:
   Crude oil wellhead - barrels......................         49,128        42,701         48,787         44,276
   Crude oil total - barrels.........................         65,164        53,697         62,877         54,998

            Crude oil gathering and marketing segment margins from continuing operations decreased $1.1 million or 37% for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. Contributing to this reduction in segment margin were three primary factors as follows:

            - A $1.6 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale. During the second half of 2003, we changed the pricing structure on a significant portion of our wellhead volume purchase contracts from a fixed bonus to a bonus that floats with changes in P-Plus in order to reduce volatility in segment margin to changes in P-Plus. We realized larger margins on these volumes during the first two months of the second quarter of 2003 when P-Plus prices increased more than the fixed price bonuses.

            - A $0.5 million increase in field operating costs, from increased fuel costs to operate our tractor/trailers, additional employee compensation and benefit costs due to additional volumes, and higher insurance costs. Although we reduced operations in 2004 from 2003 levels with the sale of a large part of our Texas operations, our insurance costs did not decline proportionately. Competitive pressures made it difficult to reduce crude oil purchase prices to offset the increases in field operating costs.

            - A reduction in crude oil inventory volumes during 2003, at a time when posted prices and P-Plus were rising, contributed $0.2 million to 2003 segment margin that did not recur in 2004.

            Partially offsetting these decreases was a 21% increase in wellhead, bulk and exchange purchase volumes between the second quarters of 2003 and 2004, resulting in a $1.2 million increase in segment margin.

            For the six month periods, crude oil gathering and marketing segment margins from continuing operations decreased $2.9 million in 2004 from the prior year period. Contributing to this reduction in segment margin were the following three factors:

            - A $2.8 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

            - A $0.7 million increase in field operating costs, again from higher fuel costs, higher employee costs and higher insurance costs; and

            - A reduction in crude oil inventory volumes of 130,000 barrels in 2003 from December 31, 2002 volumes, at a time when posted prices rose over $3 per barrel and P-Plus rose over $1 per barrel. The sale of this inventory in the 2003 first quarter contributed more than $1.0 million to 2003 in segment margin. There was no such inventory sale in the 2004 period.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Partially offsetting this decrease was an increase in purchase volumes. Volumes increased 7,879 barrels per day, or 15%, adding $1.6 million to segment margin. Volumes purchased at the wellhead contributed 4,511 barrels per day of that increase.

            Outlook

            We expect volatility in our gathering and marketing segment margins to continue. During 2004, we expect our crude oil gathering and marketing business to generate less segment margin than it did in 2003. Additionally we are reviewing our costs and operating methods to reduce costs and increase efficiencies.

            Beginning in September 2004, we expect Denbury to begin shipping on our Mississippi pipeline rather than selling the crude oil to us to ship. After this point, our relationship with Denbury will primarily be one of providing transportation services on a fee basis. This change will reduce our crude oil gathering and marketing volumes and revenues. We do not expect this change to materially adversely affect segment gross margin.

     CRUDE OIL PIPELINE OPERATIONS

            We operate three common carrier pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Average volumes shipped on these systems for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
                                                                            (barrels per day)
Texas - continuing operations........................      39,672         45,850         40,939         44,521
Florida  ............................................      15,523         13,723         15,702         14,485
Mississippi..........................................      11,961          8,133         11,228          8,711

            Volumes on our Texas System averaged 39,672 barrels per day during the second quarter of 2004. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the pipeline to TEPPCO, we have a joint tariff with TEPPCO through September 2004 under which we earn $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities and $0.50 per barrel on heavier crude oil we deliver. The volumes received from ExxonMobil's pipeline are subject to a joint tariff with TEPPCO and ExxonMobil. Most of the volume being shipped on our Texas System goes to three refineries on the Texas Gulf Coast. We are still transporting approximately 90% of the volumes that we were shipping before the sale to TEPPCO, however our tariff revenue is much less than before the sale, as we ship the crude oil over a shorter distance.

            The Mississippi System is best analyzed in two segments. The first segment is the portion of the pipeline that begins in Soso, MS and extends to Liberty, MS. At Liberty, shippers can transfer the crude oil to a connection to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The segment from Soso to Liberty has been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle future increases in production volumes in the area that are expected, we have made capital expenditures for tank, station and pipeline improvements and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

            The second segment of the pipeline from Liberty to near Baton Rouge, LA has been out of service since February 1, 2002. A connecting carrier tested its pipeline and decided not to reactivate its pipeline at this time. During the second quarter of 2004 we displaced the crude oil in this segment with inhibited water until the connecting carrier either repairs its system or we identify an alternative use for this segment. In 2004 and 2003, this segment made no contribution to pipeline revenues. Any future plans for this segment will require sufficient economic activity to justify the costs to perform integrity testing as required under integrity management program

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

regulations and upgrades that may be necessary as a result of that testing. Future plans for this segment may include connecting the segment to alternative transportation services or selling the right-of-way to other parties.

            The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Volumes between the first halves of 2004 and 2003 have increased approximately 1,200 barrels per day, due to increases in production in one field connected to the pipeline.

            Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs and costs of regulatory compliance. Some of these costs are not predictable, such as failure of equipment, or are not within our control, like power cost increases. We perform regular maintenance on our assets to keep them in good operational condition to minimize cost increases.

            Operating results from continuing operations for our crude oil pipeline segment were as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
                                                                 (in thousands, except volumes per day)
Revenues ............................................   $      4,086   $     3,521   $      8,171   $      7,510
Pipeline operating costs.............................          2,429         2,327          4,661          4,805
                                                        ------------   -----------   ------------   ------------
   Segment margin....................................   $      1,657   $     1,194   $      3,510   $      2,705
                                                        ============   ===========   ============   ============

Volumes per day from continuing operations:
   Crude oil pipeline - barrels......................         67,156        67,706         67,869         67,717

            Pipeline segment margin increased $0.5 million or 39% to $1.7 million for the three months ended June 30, 2004, as compared to $1.2 million for the three months ended June 30, 2003. The increase in pipeline segment margin is primarily attributable to an increase in pipeline revenues. Revenues increased $0.4 million in the 2004 second quarter compared to the prior year period due to the combination of higher tariffs, offset by a slight decline in volume. Higher crude oil prices increased the sales price of volumetric gain volumes, resulting in an increase of $0.2 million in revenues.

            For the six months ended June 30, 2004, pipeline segment margin increased $0.8 million or 30%, as compared to the same period in 2003. Revenues increased due to higher tariffs in the 2004 period, which contributed $0.3 million. An increase in volumes of 152 barrels per day provided additional revenues of $0.1 million. Higher sales prices for crude oil, which increased the revenues from volumetric gain barrels, resulted in a $0.3 million increase in revenues.

            Outlook

            Through September 2004, we will continue to receive a tariff of $0.40 on the volumes shipped from the ExxonMobil connection in Texas. After September 2004, we expect to receive less tariff income from those shipments than we are receiving under the current joint tariff with TEPPCO and ExxonMobil.

            The light crude oil volumes that we currently receive from TEPPCO at West Columbia are expected to be received through the ExxonMobil connection at Webster after September 2004. We are currently reviewing the costs for testing, repairs and system modifications to continue to use the West Columbia to Webster segment for transportation of heavy crude oil. We expect to complete that evaluation during the third quarter. We are also examining strategic opportunities to place the remaining segments in alternative service after the arrangement with TEPPCO expires.

            We anticipate that volumes on the Texas System may decline as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

            Denbury is the largest oil and gas producer in Mississippi. Our Mississippi pipeline is adjacent to several of Denbury's existing and prospective oil fields. There are mutual benefits to Denbury and us due to this common production and transportation area. As Denbury continues to acquire and develop old oil fields using CO2 based

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

tertiary recovery operations, Denbury would expect to add crude oil gathering and CO2 supply infrastructure to these fields. Further, as the fields are developed over time, it may create increased demand for our crude oil transportation services. Beginning in September 2004, we expect Denbury to begin shipping on our Mississippi pipeline rather than selling the crude oil to us to ship. We are also restructuring our Mississippi tariffs to provide additional return on the investments we have made and will continue to make in the Mississippi System.

            The production shipped from oil fields surrounding our Jay system comes from a combination of new fields with estimated short production lives and older fields that have been producing for twenty to thirty years and are in the later stages of their economic lives. We believe that the highest and best use of the Jay system would be to convert it to natural gas service. We continue to review strategic alternatives to develop this opportunity. This initiative is in a very preliminary stage. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2004 or 2005.

            Pipeline segment margins from continuing operations for 2004 should improve over margins for the 2003 period. We expect volume increases on the Mississippi system and the tariff increases on the Jay and Mississippi systems to substantially offset increases in fixed costs, including the costs for testing under the integrity management program.

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

            Operating results from continuing operations for our CO2 marketing segment were as follows:

                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                            2004           2003          2004           2003
                                                        ------------   -----------   ------------   ------------
                                                                 (in thousands, except volumes per day)
Revenues ............................................   $      2,149   $         -   $      3,980   $          -
CO2 transportation and other costs...................            688             -          1,279              -
                                                        ------------   -----------   ------------   ------------
   Segment margin....................................   $      1,461   $         -   $      2,701   $          -
                                                        ============   ===========   ============   ============
Volumes per day from continuing operations:
   CO2 marketing - Mcf...............................         45,480             -         42,164              -

            Volumes sold by Denbury during the three months and six months ended June 30, 2003 under the contracts that we acquired averaged 42,223 and 39,819 Mcf per day. The increase in volume in the second quarter was expected due to the seasonality discussed above. We paid Denbury $0.16 per Mcf, or $0.7 million for the three months and $1.2 million for the six months, to transport the CO2 to our customers on Denbury's pipeline.

            Outlook

            We expect to generate approximately $5.0 million of annual segment margin from this business during each of the first five years. The purchase of these assets provides us with diversity in our asset base and a stable long-term source of cash flow. The remaining volume due under the production payment at June 30, 2004, was 155.0 Bcf.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      DISCONTINUED OPERATIONS

            In the fourth quarter of 2003, we sold a significant portion of our Texas Pipeline System and related crude oil gathering and marketing operations to TEPPCO Crude Oil, L.P. Additionally we sold other segments of our Texas Pipeline System that had been idled in 2002 to Blackhawk Pipeline, L.P., an affiliate of Multifuels, Inc. Other remaining segments not sold to these parties were abandoned in place.

            During the three and six months ended June 30, 2004, we incurred costs totaling $0.1 million and $0.3 million, respectively, related to the dismantlement of assets that we abandoned. During the three and six months ended June 30, 2003, the assets we sold during the fourth quarter of 2003 generated $1.1 million and $1.6 million of segment margin, respectively.

      OTHER COSTS AND INTEREST

            General and administrative expenses were as follows:

                                                          Three Months Ended June 30,  Six Months Ended June 30,
                                                              2004           2003          2004          2003
                                                            -------        -------       -------       -------
                                                                                   (in thousands)
Expenses excluding effect of stock appreciation
  rights plan .......................................       $ 2,534        $ 2,359       $ 4,594       $ 4,636
Stock appreciation rights plan expense (credit) .....          (512)             -           592             -
                                                            -------        -------       -------       -------
  Total general and administrative expenses .........       $ 2,022        $ 2,359       $ 5,186       $ 4,636
                                                            =======        =======       =======       =======

            General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, increased $0.2 million in the 2004 second quarter as compared to these costs in the 2003 period. In the second quarter of 2004, we incurred expenses of $0.4 million for professional services to assist us in the internal control documentation and assessment provisions of the Sarbanes-Oxley Act. Offsetting this increase was a decline in the amount accrued for the quarter under our employee bonus plan.

            For each of the six months ended June 30, 2004 and 2003, general and administrative expenses excluding the effects of our SAR plan were $4.6 million. While we incurred costs of $0.5 million in the six month 2004 period related to the internal control documentation project, we reduced bonus plan expense by $0.2 million. Legal fees were $0.3 million less in the 2004 period, primarily due to a charge that we took in the 2003 period for unamortized legal and consultant costs related to a credit facility that was replaced.

            During the second quarter of 2004, we reduced by $0.5 million the expense recorded in the first quarter related to our SAR plan for employees and directors in the first quarter of 2004. This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and Common Unit price at date of exercise. The rights vest over several years. Our unit price rose 27% from $9.80 at December 31, 2003 to $12.45 at March 31, 2004 resulting in a $1.1 million increase to the accrual for this liability in the first quarter of 2004. The unit price declined to $11.25 at June 30, 2004, resulting in the reduction in expense in the second quarter. For the year total expense related to the SAR plan is $0.6 million.

            Excluding the effect of changes in our unit price on our accrual for our stock appreciation rights plan, we expect general and administrative expenses in 2004 to be higher than those of 2003, primarily due to the increased costs for consultants to assist in the internal control documentation project and fees related to the audit of those internal controls.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Interest expense, net was as follows:

                                                 Three Months Ended June 30, Six Months Ended June 30,
                                                       2004         2003         2004         2003
                                                      -----        -----        -----        -----
                                                                     (in thousands)
Interest expense, including commitment fees ....      $ 258        $  91        $ 378        $ 185
Amortization and write-off of facility fees ....         74           74          148          530
Interest income ................................         (4)          (7)         (28)         (15)
                                                      -----        -----        -----        -----
  Net interest expense .........................      $ 328        $ 158        $ 498        $ 700
                                                      =====        =====        =====        =====

            Interest expense increased in the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to variances in outstanding debt, the increased commitment beginning June 1, 2004, and differences in rates.

            The amortization of facility fees in the 2003 six month period included the write-off of facility fees related to a credit agreement that was replaced in March 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL RESOURCES

            In June 2004, we replaced our existing bank credit facility with a group of banks led by Fleet National Bank as agent with a $100 million senior secured bank credit facility (New Credit Facility) with a group of five lenders including three of the previous banks. The New Credit Facility consists of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving credit facility. The facility matures in June 2008.

            The working capital portion of the New Credit Facility has a sub-limit of $15 million for working capital loans with the remainder of the $50 million portion available for letters of credit.

            Interest rates and fees under the New Credit Facility are slightly better than the terms of the prior facility.

            At June 30, 2004 we had borrowed $5.5 million under the working capital portion of the New Credit Facility and had no obligations outstanding under the acquisitions portion. Due to the revolving nature of loans under the New Credit Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At June 30, 2004, we had letters of credit outstanding under the New Credit Facility totaling $20.6 million, comprised of $10.0 million and $9.8 million for crude oil purchases related to June 2004 and July 2004, respectively and $0.8 million related to other business obligations. Outstanding letters of credit issued to Denbury for the purchase of crude oil at June 30, 2004, totaled $10.7 million, and are included in the $20.6 million total above. When we no longer purchase the crude oil from Denbury for shipment and Denbury begins shipping the oil on our Mississippi System in the third quarter of 2004, we will no longer provide Denbury with letters of credit.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      CAPITAL EXPENDITURES

            A summary of our capital expenditures in the six months ended June 30, 2004 and 2003 is as follows:

                                                                                   Six Months Ended June 30,
                                                                                -----------------------------
                                                                                   2004              2003
                                                                                -----------      ------------
                                                                                       (in thousands)
Maintenance capital expenditures:
   Texas pipeline system.................................................       $        86      $      1,366
   Mississippi pipeline system...........................................               240             1,068
   Jay pipeline system...................................................                 9               184
   Crude oil gathering assets............................................                 -               144
   Administrative assets.................................................                75               178
                                                                                -----------      ------------
      Total maintenance capital expenditures.............................               410             2,940

Growth capital expenditures:
   Mississippi pipeline system...........................................             1,069                 -
   Crude oil gathering assets............................................                 -               569
                                                                                -----------      ------------
      Total growth capital expenditures..................................             1,069               569
                                                                                -----------      ------------
         Total capital expenditures......................................       $     1,479      $      3,509
                                                                                ===========      ============

            Maintenance capital expenditures in 2004 included station improvements in Mississippi to handle increased volumes. Administrative assets included computer software and hardware. In the 2003 period, maintenance capital expenditures included installation of pipeline satellite monitoring equipment and an upgrade to the West Columbia to Markham segment of our Texas pipeline. The expenditures on the Mississippi system included additional improvements to the pipeline from Soso to Gwinville, where the crude release had occurred in December 1999, to restore this segment to service. In 2003, we also improved the pipeline from Gwinville to Liberty to be able to handle increased volumes on that segment by upgrading pumps and meters and completing additional tankage.

            Growth capital expenditures in 2004 related to the acquisition of right-of-way and the initial construction costs for a ten mile extension of our crude oil pipeline and a CO2 pipeline extending from Denbury's CO2 pipeline to Brookhaven field. This extension should be complete during the fourth quarter of 2004. We also started construction of a tank and initial right-of-way work related to an extension from our existing crude oil pipeline to move crude oil from Denbury's Smithdale/McComb fields. Growth capital expenditures in 2003 included the acquisition of a condensate storage facility in Texas that was subsequently sold to TEPPCO.

            Including the amounts expended through June 30, 2004 and based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures will be as follows for the periods shown:

                                                    2004           2005            2006
                                                    ----           ----            ----
                                                              (in thousands)
Maintenance capital expenditures:
     Texas System...........................      $     88       $     396      $     199
     Mississippi System.....................           817             685            465
     Jay System.............................            39             145             75
     Other..................................           167              60             60
                                                  --------       ---------      ---------
Total maintenance capital expenditures......      $  1,111       $   1,286      $     799
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

            We have made commitments totaling $4.6 million related to the construction of the pipelines to the Brookhaven field and the construction of facilities related to the Smithdale/McComb project in Mississippi. Including estimates of the other costs to complete the projects, we expect the total costs of these two projects to be $7.7 million. Through June 30, 2004, we have expended $1.0 million toward these projects. We are also in discussions to acquire another CO2 production payment and industrial sales contract from Denbury. We expect to fund these capital expenditures from our New Credit Facility.

            Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." Denbury owns additional CO2 industrial sales contracts that we may be able to purchase along with additional volume under our production payment. We may also construct and operate additional CO2 pipelines next to crude oil pipelines to supply Denbury's fields with the CO2 for tertiary recovery and then to move the resulting crude oil production to market. We will also look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

      SOURCES OF FUTURE CAPITAL

            Prior to 2003, we funded our capital commitments from operating cash and borrowings under bank facilities. In 2003, we issued common units to our general partner for cash and sold assets to fund growth. Our plans for the future include a combination of borrowings and the issuance of additional common units to the public.

            The New Credit Facility provides us with $50 million of capacity for acquisitions. We expect to use our acquisition facility for the projects discussed under Capital Expenditures as well as other future projects. The acquisition portion of the New Credit Facility is a revolving facility.

      CASH FLOWS

            Our primary sources of cash flows are operations and credit facilities. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                -----------      ------------
                                                                                         (in thousands)
Cash provided by (used in):
   Operating activities..................................................       $     5,464      $      6,249
   Investing activities..................................................       $    (1,411)     $     (3,424)
   Financing activities..................................................       $    (5,190)     $     (1,033)

            Operating. Net cash from operating activities for each period have been comprised of the following:

                                                                               Six Months Ended June 30,
                                                                             -----------------------------
                                                                                 2004             2003
                                                                             -----------      ------------
                                                                                      (in thousands)
Net income............................................................       $        94      $      2,769
Depreciation and amortization.........................................             3,174             2,884
Gain on sales of assets...............................................               (75)              (47)
Other non-cash items..................................................               768               880
Changes in components of working capital, net.........................             1,503              (237)
                                                                             -----------      ------------
   Net cash from operating activities.................................       $     5,464      $      6,249
                                                                             ===========      ============

            Our operating cash flows are affected significantly by changes in items of working capital. Affecting all periods is the timing of capital expenditures and their effects on our recorded liabilities.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $77.2 million aggregate receivables on our consolidated balance sheet at June 30, 2004, approximately $75.0 million, or 97%, were less than 30 days past the invoice date.

            Investing. Cash flows used in investing activities in the first half of 2004 were $1.4 million as compared to $3.4 million in 2003 period. As discussed above, in 2004 we expended cash for the first phase of an addition to our Mississippi System. We also expended funds to begin construction of a new tank on the Mississippi System. We expended cash for other capital improvements related to our corporate office and to handling the increased volumes on our Mississippi System more efficiently. We received $0.1 million from the sale of surplus assets.

            In the first half of 2003 we expended $3.5 million for property and equipment additions, and received $0.1 million from the sale of surplus assets. The expenditures included replacement of pipe in Texas and satellite communication equipment for our control and monitoring system for all three of our pipelines, as well as improvements on the Mississippi System.

            Financing. In the first half of 2004, financing activities utilized net cash of $5.2 million. Our outstanding debt decreased $1.5 million. Distributions to our partners utilized $2.9 million. We also incurred $0.8 million of costs related to our new credit facility.

            Net cash expended for financing activities was $1.0 million in the first half of 2003. In 2003 we reduced our outstanding long-term debt balance by $0.5 million from the balance at December 31, 2002. We also paid $1.1 million in credit facility issuance costs related to a credit facility put in place in March 2003 and we paid distribution to our partners totaling $0.4 million.

      DISTRIBUTIONS

            As a master limited partnership, the key consideration of our Unitholders is the amount of our distribution, its reliability and the prospects for distribution growth. Normally we distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The targeted minimum quarterly distribution (MQD) for each quarter is $0.20 per unit. Beginning with the distribution for the first quarter of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). For the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total), and have distributed $0.15 per unit for each subsequent quarter.

            We have no limitations on making distributions in our New Credit Agreement, except as to the effects of distributions in covenant calculations. The New Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the new Fleet Agreement, less maintenance capital expenditures to the sum of interest expense and distributions. At June 30, 2004, the calculation resulted in a ratio of 1.2 to 1.0.

            Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through December 31, 2003. The likelihood and timing of the payment of any incentive distributions will depend on our ability to make accretive acquisitions and generate cash flows from those acquisitions. We do not expect to make incentive distributions during 2004.

            We believe we will be able to sustain a regular quarterly distribution at $0.15 per unit during 2004. We do not expect to be able to restore the distribution to the targeted minimum quarterly distribution level of $0.20 per unit until 2005. However, our ability to restore the distribution to the targeted minimum quarterly distribution may depend in part on our success at developing and executing capital projects and making accretive acquisitions.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Available Cash before reserves for the three and six months ended June 30, 2004, is as follows (in thousands):

                                                                               Three          Six
                                                                              Months        Months
                                                                               Ended         Ended
                                                                              June 30,     June 30,
                                                                               2004          2004
                                                                            ---------      ---------
AVAILABLE CASH BEFORE RESERVES:
    Net income...........................................................   $   1,099      $      94
    Depreciation and amortization........................................       1,627          3,174
    Cash proceeds in excess of gains on asset sales......................           4              4
    Net non-cash (credits) charges.......................................        (530)           574
    Maintenance capital expenditures.....................................        (255)          (410)
                                                                            ---------      ---------
    Available Cash before reserves.......................................   $   1,945      $   3,436
                                                                            =========      =========

            Distributions for the three and six month period total $1.4 million and $2.9 million, respectively.

            Available Cash (a non-GAAP liquidity measure) has been reconciled to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2004 below.

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

            Several adjustments to net income are required to calculate Available Cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of increases and subtraction of decreases in the accrual for our stock appreciation rights plan in excess of any actual cash payments under the plan and changes in the fair value of derivatives; and (3) the subtraction of maintenance capital expenditures. Maintenance capital expenditures are capital expenditures (as defined by GAAP) to replace or enhance partially or fully depreciated assets in order to sustain the existing operating capacity or efficiency of our assets and extend their useful lives. See "Distributions" above.

            The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2004, is as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                          Three          Six
                                                                          Months        Months
                                                                          Ended         Ended
                                                                         June 30,      June 30,
                                                                           2004          2004
                                                                        ---------      ---------
Cash flows from operating activities.................................   $   9,067      $   5,464
Adjustments to reconcile operating cash flows to Available Cash:
    Maintenance capital expenditures.................................        (255)          (410)
    Proceeds from asset sales........................................          79             79
    Amortization of credit facility issuance fees....................        (101)          (194)
    Net effect of changes in working capital accounts not
       included in calculation of Available Cash.....................      (6,845)        (1,503)
                                                                        ---------      ---------
Available Cash before reserves.......................................   $   1,945      $   3,436
                                                                        =========      =========

      COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

            In addition to the New Credit Facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at June 30, 2004.

                                                               Payments Due by Period
                                      -----------------------------------------------------------------------
                                        Less than        1 - 3          4 - 5        After 5
Contractual Cash Obligations             1 Year          Years          Years         Years          Total
----------------------------          ------------   ------------   -----------   ------------   ------------
                                                                  (in thousands)
   Long-term Debt.................    $          -   $          -   $     5,500   $          -   $      5,500
   Operating Leases...............           2,835          1,946         1,226            786          6,793
   Mississippi oil spill fine.....           3,000              -             -              -          3,000
   Offshore pipeline removal......           1,130              -             -              -          1,130
   Capital expenditure
       commitments................           6,700              -             -              -          6,700
   Unconditional Purchase
       Obligations ...............         100,287              -             -              -        100,287
                                      ------------   ------------   -----------   ------------   ------------
   Total Contractual Cash
       Obligations................    $    113,952   $      1,946   $     6,726   $        786   $    123,410
                                      ============   ============   ===========   ============   ============

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Price Risk Management and Financial Instruments

      Our primary price risk relates to the effect of crude oil price fluctuations on its inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. We utilize New York Mercantile Exchange (NYMEX) commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At June 30, 2004, the Partnership had entered into a swap agreement in its hedging program that will be settled in October 2004. Information about this contract is contained in the table set forth below.

                                                              Sell (Short)        Buy (Long)
                                                               Contracts          Contracts
                                                               ---------          ---------
Crude Oil Inventory:
     Volume (1,000 bbls)...................................                              34
     Carrying value (in thousands).........................                    $      1,109
     Fair value (in thousands).............................                    $      1,141

Commodity Swap Agreement:
     Contract volumes (1,000 bbls).........................            62
     Weighted average price per bbl........................   $     37.50

     Contract value (in thousands).........................   $     2,325
     Mark-to-market change (in thousands)..................           (18)
                                                              -----------
     Market settlement value (in thousands)................   $     2,307
                                                              ===========

      The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 2004 quoted market prices for the applicable components of the price formula in the contract.

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

      There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Part I. Item 1. Note 11 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            Exhibit 10.1 Consent Decree with United States of America, The Mississippi Commission on Environmental Quality, Genesis Energy, Inc., Genesis Crude Oil, L.P. and Genesis Pipeline USA, L.P.

            Exhibit 31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

            Exhibit 31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

            Exhibit 32.1 Certification by Chief Executive Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2 Certification by Chief Financial Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            A report on Form 8-K was filed on May 4, 2004, which included a press release of the Partnership's earnings for the quarter ended March 31, 2004.

            A report on Form 8-K was filed on June 7, 2004, which included a press release announcing that the Partnership replaced its existing $65 million credit facility with a new $100 million facility.

            A report on Form 8-K was filed on June 28, 2004, which included a press release announcing a settlement with the Justice Department, the U.S. Environmental Protection Agency, and the State of Mississippi for penalties and natural resource restoration and damages resulting from the Leaf River oil spill that occurred in Mississippi in December of 1999.

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

                                      GENESIS ENERGY, L.P.
                                      (A Delaware Limited Partnership)

                                  By: GENESIS ENERGY, INC., as
                                         General Partner

Date: August 12, 2004             By: /s/  ROSS A. BENAVIDES
                                      -----------------------------------------
                                      Ross A. Benavides
                                      Chief Financial Officer