Form 10-Q
period 2004-09-30
GENESIS ENERGY LP
filed 2004-11-09
CIK 1022321

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                         This report contains 33 pages

                              GENESIS ENERGY, L.P.

                                   FORM 10-Q

                                     INDEX

                                                                                                     Page
                                                                                                     ----
                                      PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2004 and December 31, 2003..................      3

          Consolidated Statements of Operations for the Three and Nine Months Ended
            September 30, 2004 and 2003...........................................................      4

          Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine
            Months Ended September 30, 2004 and 2003..............................................      5

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
            2004 and 2003.........................................................................      6

          Consolidated Statement of Partners' Capital for the Nine Months Ended September 30,
            2004..................................................................................      7

          Notes to Consolidated Financial Statements..............................................      8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................     18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............................     32

Item 4.   Controls and Procedures.................................................................     32

                                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................     32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............................    N/A

Item 3.   Defaults Upon Senior Securities.........................................................    N/A

Item 4.   Submission of Matters to a Vote of Security Holders.....................................    N/A

Item 5.   Other Information.......................................................................    N/A

Item 6.   Exhibits................................................................................     33

SIGNATURES........................................................................................     33

                              GENESIS ENERGY, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                    September 30,          December 31,
                                                                                        2004                   2003
                                                                                    -------------          ------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents.................................................      $         905          $       2,869
    Accounts receivable -
       Trade..................................................................             74,536                 66,732
       Related party..........................................................              1,101                      -
    Inventories...............................................................              2,375                  1,546
    Insurance receivable......................................................              1,191                 15,524
    Other.....................................................................              2,117                  1,540
                                                                                    -------------          -------------
       Total current assets...................................................             82,225                 88,211
FIXED ASSETS, at cost.........................................................             74,765                 70,695
    Less:  Accumulated depreciation...........................................            (38,368)               (36,724)
                                                                                    -------------          -------------
       Net fixed assets.......................................................             36,397                 33,971

CO2 ASSETS, net of amortization...............................................             26,999                 24,073
OTHER ASSETS, net of amortization.............................................              1,604                    860
                                                                                    -------------          -------------
TOTAL ASSETS..................................................................      $     147,225          $     147,115
                                                                                    =============          =============
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Accounts payable -
       Trade..................................................................      $      78,215          $      60,108
       Related party..........................................................                534                  7,067
    Accrued liabilities.......................................................              5,183                 20,069
                                                                                    -------------          -------------
       Total current liabilities..............................................             83,932                 87,244

LONG-TERM DEBT................................................................             15,000                  7,000

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTERESTS............................................................                517                    517

PARTNERS' CAPITAL
    Common unitholders, 9,314 units issued and outstanding....................             46,813                 51,299
    General partner...........................................................                963                  1,055
                                                                                    -------------          -------------
       Total partners' capital................................................             47,776                 52,354
                                                                                    -------------          -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.......................................      $     147,225          $     147,115
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

                              GENESIS ENERGY, L.P.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per unit amounts)
                                  (Unaudited)

                                                                           Three Months                      Nine Months
                                                                        Ended September 30,              Ended September 30,
                                                                      2004              2003             2004             2003
                                                                  -------------    -------------    --------------   --------------
REVENUES:
    Crude oil gathering and marketing.........................    $     244,377    $     153,441    $      663,245   $      468,283
    Crude oil pipeline:
       Unrelated parties......................................            3,787            3,653            11,958           11,163
       Related parties........................................              277                -               277                -
    CO2 revenues..............................................            2,295                -             6,275                -
                                                                  -------------    -------------    --------------   --------------
       Total revenues.........................................          250,736          157,094           681,755          479,446
COSTS AND EXPENSES:
    Crude oil costs:
       Unrelated parties......................................          214,862          136,685           573,161          411,246
       Related parties........................................           25,092           12,738            76,491           41,604
       Field operating........................................            3,473            2,815             9,711            8,373
    Crude oil pipeline operating costs........................            1,463            3,453             6,124            8,258
    CO2 transportation costs - related party..................              752                -             2,031                -
    General and administrative................................            2,639            1,938             7,825            6,574
    Depreciation and amortization.............................            2,599              943             5,773            3,085
    Net loss (gain) on disposal of surplus assets.............               10              (69)              (65)            (116)
    Change in fair value of derivatives.......................                2                -               (16)               -
                                                                  -------------    -------------    --------------   --------------
OPERATING (LOSS) INCOME.......................................             (156)          (1,409)              720              422
OTHER INCOME (EXPENSE):
    Interest income...........................................                9                6                37               21
    Interest expense..........................................             (212)            (162)             (738)            (877)
                                                                  --------------   -------------    --------------   --------------
(LOSS) INCOME FROM CONTINUING OPERATIONS......................             (359)          (1,565)               19             (434)
(Loss) income from operations of discontinued Texas
       System.................................................              (35)             352              (319)           1,990
                                                                  --------------   -------------    --------------   --------------

NET (LOSS) INCOME.............................................    $        (394)   $      (1,213)   $         (300)  $        1,556
                                                                  =============    =============    ==============   ==============
NET (LOSS) INCOME PER COMMON UNIT -
BASIC AND DILUTED:
    (Loss) income from continuing operations..................    $       (0.04)   $       (0.18)   $         0.00   $        (0.05)
    Income (loss) income from discontinued operations.........             0.00             0.04             (0.03)            0.23
                                                                  -------------    -------------    --------------   --------------
NET (LOSS) INCOME.............................................    $       (0.04)   $       (0.14)   $        (0.03)  $         0.18
                                                                  =============    =============    ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING...........            9,314            8,625             9,314            8,625
                                                                  =============    =============    ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)
                                  (Unaudited)

                                                                           Three Months                        Nine Months
                                                                        Ended September 30,                Ended September 30,
                                                                      2004              2003             2004             2003
                                                                  -------------    -------------    --------------   --------------
NET (LOSS) INCOME.............................................    $        (394)   $      (1,213)   $         (300)  $        1,556
OTHER COMPREHENSIVE INCOME:
       Change in fair value of derivatives used for
           hedging purposes...................................                -                -                 -               39
                                                                  -------------    -------------    --------------   --------------
COMPREHENSIVE (LOSS) INCOME...................................    $        (394)   $      (1,213)   $         (300)  $        1,595
                                                                  =============    =============    ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended September 30,
                                                                                                       2004             2003
                                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.............................................................................    $     (300)      $    1,556
  Adjustments to reconcile net (loss) income to net cash provided by operating activities -
      Depreciation..............................................................................         3,976            4,038
      Amortization of CO2 contracts and covenant not-to-compete.................................         1,797              206
      Amortization and write-off of credit facility issuance costs..............................           289              903
      Change in fair value of derivatives.......................................................           (16)              39
      Gain on asset disposals...................................................................           (65)            (190)
      Other non-cash charges....................................................................           564                -
      Changes in components of working capital -
         Accounts receivable....................................................................        (8,905)           6,082
         Inventories............................................................................        (1,679)           4,129
         Other current assets...................................................................        13,756               66
         Accounts payable.......................................................................        10,338           (8,187)
         Accrued liabilities....................................................................       (15,476)            (307)
                                                                                                    ----------       ----------
Net cash provided by operating activities.......................................................         4,279            8,335
                                                                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...........................................................        (4,493)          (4,136)
  CO2 contract acquisition......................................................................        (4,702)               -
  Change in other assets........................................................................           (13)            (100)
  Proceeds from sale of assets..................................................................            82              236
                                                                                                    ----------       ----------
Net cash used in investing activities...........................................................        (9,126)          (4,000)
                                                                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings of debt........................................................................         8,000              500
  Credit facility issuance fees.................................................................          (839)          (1,093)
  Distributions to common unitholders...........................................................        (4,192)            (862)
  Distributions to General Partner..............................................................           (86)             (18)
                                                                                                    ----------       ----------
Net cash provided by (used in) financing activities.............................................         2,883           (1,473)
                                                                                                    ----------       ----------
Net (decrease) increase in cash and cash equivalents............................................        (1,964)           2,862

Cash and cash equivalents at beginning of year..................................................         2,869            1,071
                                                                                                    ----------       ----------
Cash and cash equivalents at end of period......................................................    $      905       $    3,933
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

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                  (Unaudited)

                                                                                  Partners' Capital
                                                              -----------------------------------------------------
                                                              Number of
                                                                Common        Common          General
                                                                Units       Unitholders       Partner        Total
                                                              ---------     -----------      --------      --------
Partners' capital at January 1, 2004 ....................         9,314     $    51,299      $  1,055      $ 52,354

Net loss for the nine months ended September 30, 2004....             -            (294)           (6)         (300)

Distributions to partners during the nine months ended
  September 30, 2004 ....................................             -          (4,192)          (86)       (4,278)
                                                              ---------     -----------      --------      --------
Partners' capital at September 30, 2004 .................         9,314     $    46,813      $    963      $ 47,776
                                                              =========     ===========      ========      ========

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

      Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has three subsidiary partnerships, Genesis Pipeline Texas, L.P., Genesis Pipeline USA, L.P. and Genesis CO2 Pipeline, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as GCOLP.

      Basis of Presentation

      The accompanying financial statements and related notes present the consolidated financial position as of September 30, 2004 and December 31, 2003 for GELP, its results of operations and changes in comprehensive income for the three and nine months ended September 30, 2004 and 2003, and its cash flows and changes in partners' capital for the nine months ended September 30, 2004 and 2003.

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

      No provision for income taxes related to the operation of GELP is included in the accompanying consolidated financial statements; as such income will be taxable directly to the partners holding interests in the Partnership.

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

      The key terms of the New Credit Facility are as follows:

        - Letter of credit fees are based on the usage of the working capital portion of the New Credit Facility in relation to the borrowing base and will range from 1.75% to 2.75%. The rate can fluctuate daily. At September 30, 2004, the rate was 2.25%.

        - The interest rate on working capital borrowings is also based on the usage of the New Credit Facility in relation to the borrowing base. Loans may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans can range from the prime rate plus 0.25% to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.75%. The rate can fluctuate daily. At September 30, 2004, we borrowed at the prime rate plus 0.75%.

        - The interest rate on acquisition borrowings may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans will be the prime rate plus 1.50%. The interest rate for LIBOR-based loans will be the LIBOR rate plus 3.00%. The rate can fluctuate daily. At September 30, 2004, we borrowed at the prime rate plus 1.50% under this portion of the New Credit Facility.

        - We pay a commitment fee on the unused portion of the $100 million commitment. The commitment fee on the working capital portion is based on the usage of that portion of the New Credit Facility in relation to the borrowing base and will range from 0.375% to 0.50%. At September 30, 2004, the commitment fee rate was 0.50%. The commitment fee rate on the acquisition portion is 0.50%.

        - The amount that we may have outstanding cumulatively in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base is defined in the New Credit Facility generally to include cash balances, net accounts receivable and inventory, less deductions for certain accounts payable. The Borrowing Base is limited to $50 million and is calculated monthly. At September 30, 2004, the Borrowing Base was $34.2 million.

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

      At September 30, 2004, we had $8.9 million outstanding under the working capital portion and $6.1 million outstanding under the acquisition portion of the New Credit Facility. Due to the revolving nature of loans under both portions of the New Credit Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At September 30, 2004, we had letters of credit outstanding under the New Credit Facility totaling $15.3 million, comprised of $6.5 million and $8.0 million for crude oil purchases related to September 2004 and October 2004, respectively and $0.8 million related to other business obligations.

      We have no limitations on making distributions in our New Credit Agreement, except as to the effects of distributions in covenant calculations. The New Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the New Credit Agreement, less maintenance capital expenditures, to the sum of interest expense and distributions. At September 30, 2004, the calculation resulted in a ratio of 1.2 to 1.0.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PARTNERS' CAPITAL AND DISTRIBUTIONS

    Partners' Capital

      Until November 2003, partnership equity consisted of the general partner interest of 2% and 8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. In November 2003, we issued 688,811 additional Common Units to our General Partner. At September 30, 2004, a total of 9,313,811 Common Units and the general partner interest of 2% were outstanding.

      The general partner interest is held by our General Partner. The Partnership is managed by the General Partner. The General Partner also holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at September 30, 2004.

      The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

    Distributions

      Generally, we distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution (MQD) for each quarter is $0.20 per unit. For the first three quarters of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). Beginning with the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total for the quarter). We have declared a $0.15 per unit distribution for the third quarter of 2004, payable on November 12, 2004 to unitholders of record on November 3, 2004.

      Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have never paid any incentive distributions.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Net Income Per Common Unit

      The following table sets forth the computation of basic net income per Common Unit.

                                                                     Three Months              Nine Months
                                                                  Ended September 30,       Ended September 30,
                                                                   2004         2003        2004          2003
                                                                 -------      -------      -------      -------
                                                                      (in thousands, except per unit amounts)
Numerators for basic and diluted net income per common unit:
       Income (loss) from continuing operations ............     $  (359)     $(1,565)     $    19      $  (434)
       Less general partner 2% ownership ...................          (8)         (31)           -           (9)
                                                                 -------      -------      -------      -------
       Income (loss) from continuing operations available
           for common unitholders ..........................     $  (351)     $(1,534)     $    19      $  (425)
                                                                 =======      =======      =======      =======
       (Loss) income from discontinued operations ..........     $   (35)     $   352      $  (319)     $ 1,990
       Less general partner 2% ownership ...................           -            7           (6)          40
                                                                 -------      -------      -------      -------
       (Loss) income from discontinued operations available
           for common unitholders ..........................     $   (35)     $   345      $  (313)     $ 1,950
                                                                 =======      =======      =======      =======
Denominator for basic and diluted per Common Unit - weighted
     average number of Common Units outstanding ............       9,314        8,625        9,314        8,625
                                                                 =======      =======      =======      =======
Basic and diluted net income (loss) per Common Unit:
       Income (loss) from continuing operations ............     $ (0.04)     $ (0.18)     $  0.00      $ (0.05)
       Income (loss) from discontinued operations ..........        0.00         0.04        (0.03)        0.23
                                                                 -------      -------      -------      -------
       Net income (loss) ...................................     $ (0.04)     $ (0.14)     $ (0.03)     $  0.18
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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Crude Oil
                                           ------------------------
                                           Gathering and                  CO2
                                             Marketing     Pipeline    Marketing      Total
                                           -------------   --------    ---------     --------
                                                              (in thousands)
Three Months Ended September 30, 2004
Revenues:
External Customers ......................    $244,377      $  2,877     $  2,295     $249,549
Intersegment (a) ........................           -         1,187            -        1,187
                                             --------      --------     --------     --------
Total revenues of reportable segments ...    $244,377      $  4,064     $  2,295     $250,736
                                             ========      ========     ========     ========
Segment margin excluding depreciation and
   amortization (b) .....................    $    948         2,601     $  1,543     $  5,092
Capital expenditures ....................    $     56      $  4,173     $  4,723     $  8,952
Maintenance capital expenditures ........    $     56      $    161     $      -     $    217

Three Months Ended September 30, 2003
Revenues:
External Customers ......................    $153,441      $  2,992     $      -     $156,433
Intersegment (a) ........................           -           661            -          661
                                             --------      --------     --------     --------
Total revenues of reportable segments ...    $153,441      $  3,653     $      -     $157,094
                                             ========      ========     ========     ========
Segment margin excluding depreciation and
   amortization (b) .....................    $  1,203      $    200     $      -     $  1,403
Capital expenditures ....................    $    206      $    259     $      -     $    465
Maintenance capital expenditures ........    $    206      $    259     $      -     $    465

Nine Months Ended September 30, 2004
Revenues:
External Customers ......................    $663,245      $  9,346     $  6,275     $678,866
Intersegment (a) ........................           -         2,889            -        2,889
                                             --------      --------     --------     --------
Total revenues of reportable segments ...    $663,245      $ 12,235     $  6,275     $681,755
                                             ========      ========     ========     ========
Segment margin excluding depreciation and
   amortization (b) .....................    $  3,898         6,111     $  4,244     $ 14,253
Capital expenditures ....................    $    131      $  5,577     $  4,723     $ 10,431
Maintenance capital expenditures ........    $    131      $    496     $      -     $    627
Net fixed and other long-term
   assets ...............................    $  6,376      $ 31,465     $ 27,159     $ 65,000

Nine Months Ended September 30, 2003
Revenues:
External Customers ......................    $468,283      $  8,675     $      -     $476,958
Intersegment (a) ........................           -         2,488            -        2,488
                                             --------      --------     --------     --------
Total revenues of reportable segments ...    $468,283      $ 11,163     $      -     $479,446
                                             ========      ========     ========     ========
Segment margin excluding depreciation and
   amortization (b) .....................    $  7,060         2,905     $      -     $  9,965
Capital expenditures ....................    $    528      $  1,636     $      -     $  2,164
Maintenance capital expenditures ........    $    528      $  1,636     $      -     $  2,164

a)    Intersegment sales were conducted on an arm's length basis.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to operating income from continuing operations for period presented is as follows:

                                                                    Three Months               Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                                 2004          2003          2004          2003
                                                               --------      --------      --------      --------
                                                                                (in thousands)
Segment margin excluding depreciation and amortization...      $  5,092      $  1,403      $ 14,253      $  9,965
General and administrative expenses .....................         2,639         1,938         7,825         6,574
Depreciation, amortization and impairment ...............         2,599           943         5,773         3,085
Net loss (gain) on disposal of surplus assets ...........            10           (69)          (65)         (116)
                                                               --------      --------      --------      --------
Operating (loss) income from continuing operations ......      $   (156)     $ (1,409)     $    720      $    422
                                                               ========      ========      ========      ========

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

      Costs incurred to dismantle abandoned segments during the first three quarters of 2004 are included in discontinued operations. For the three and nine months ended September 30, 2003, discontinued operations includes the operating results of the assets sold or abandoned in the fourth quarter of 2003.

      Operating results from the discontinued operations for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                                       Three Months                  Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                   2004            2003          2004            2003
                                                                 ---------      ---------      ---------      ---------
                                                                                     (in thousands)
Revenues:
    Crude oil gathering and marketing ......................     $       -      $  80,229      $       -      $ 235,883
    Crude oil pipeline .....................................             -          1,708              -          5,533
                                                                 ---------      ---------      ---------      ---------
       Total revenues ......................................             -         81,937              -        241,416
Costs and expenses:
    Crude oil costs ........................................             -         78,241              -        229,417
    Field operating costs ..................................             -          1,589              8          4,198
    Crude oil pipeline operating costs .....................            35          1,356            311          4,497
    General and administrative .............................             -             56              -            229
    Depreciation and amortization ..........................             -            417              -          1,159
    Gain on disposition of fixed assets ....................             -            (74)             -            (74)
                                                                 ---------      ---------      ---------      ---------
       Total costs and expenses ............................            35         81,585            319        239,426
                                                                 ---------      ---------      ---------      ---------
(Loss) income from operations from discontinued Texas System
     before minority interests .............................     $     (35)     $     352      $    (319)     $   1,990
                                                                 =========      =========      =========      =========

7. TRANSACTIONS WITH RELATED PARTIES

      Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Purchases of Crude Oil

      Purchases of crude oil from Denbury for the nine months ended September 30, 2004 and 2003 were $76.5 million and $41.6 million, respectively.

    Transportation of Crude Oil

      Beginning September 1, 2004, Denbury began transporting its crude oil on our pipeline for its own account and marketing it to third parties. Prior to this date, we purchased Denbury's Mississippi production at the wellhead. Charges to Denbury for transportation services by truck and pipeline for the month of September 2004 were $0.3 million.

    CO2 Volumetric Production Payment and Transportation

      We acquired a volumetric production payment from Denbury in November 2003 for $24.4 million. In September 2004 we acquired a second volumetric production payment from Denbury for $4.7 million. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers. For the nine months ended September 30, 2004, we incurred $2.0 million for transportation services related to our sales of CO2.

    General and Administrative Services

      We do not directly employ any persons to manage or operate our business. Those functions are provided by the General Partner. We reimburse the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by us were $10.1 million and $11.9 million for the nine months ended September 30, 2004 and 2003, respectively.

    Due to and from Related Parties

      At September 30, 2004 and December 31, 2003, we owed Denbury $0.5 million and $0.1 million, respectively, for CO2 transportation services. Additionally, we owed Denbury $6.9 million for purchases of crude oil at December 31, 2003. Denbury owed us $0.4 million at September 30, 2004 for transportation services. We had advanced $0.7 million to the General Partner at September 30, 2004 for administrative services. We owed the General Partner $0.1 million at December 31, 2003 for administrative services.

    Directors' Fees

      In each of the nine months ended September 30, 2004 and 2003, we paid $90,000 to Denbury for the services of four of Denbury's officers who serve as directors of the General Partner, the same rate at which our independent directors were paid.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.

      Occidental Energy Marketing, Inc. and Marathon Ashland Petroleum LLC accounted for 18% and 14% of total revenues for the nine months ended September 30, 2004. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 24%, 14% and 11% of total revenues during the first nine months of 2003. The majority of the revenues from these four customers in both periods relate to our crude oil gathering and marketing operations.

9. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash received by the Partnership for interest was $37,000 and $21,000 for the nine months ended September 30, 2004 and 2003, respectively. Payments of interest and commitment fees were $196,000 and $238,000 for the nine months ended September 30, 2004 and 2003, respectively.

      For the nine months ended September 30, 2004, the partnership incurred liabilities for fixed asset additions totaling $1.3 million that had not been paid at the end of the quarter and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

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

      We regularly review our contracts to determine if the contracts qualify for treatment as derivatives. At September 30, 2004, we had one swap contract qualifying as a derivative that did not meet the criteria for hedge accounting. The fair value of this contract was determined based on quoted prices from independent sources. We marked this contract to fair value at September 30, 2004, and recorded income of $16,000 which is included in the consolidated statement of operations under the caption "Change in Fair Value of Derivatives". The consolidated balance sheet includes $16,000 in other current assets as a result of recording the fair value of this derivative contract. The contract will settle in October 2004. We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated as such at September 30, 2004 and December 31, 2003.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONTINGENCIES

    Guarantees

      We have guaranteed $3.6 million of residual value related to our leases of tractors and trailers. We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

      GELP has guaranteed crude oil purchases of GCOLP. These guarantees, totaling $12.5 million at September 30, 2004, were provided to counterparties. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

      GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to the bank under the terms of the New Credit Facility related to borrowings and letters of credit. Borrowings at September 30, 2004 were $15.0 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

    Pennzoil Litigation

      We were named a defendant in a complaint filed on January 11, 2001, in the 125th District Court of Harris County, Texas, Cause No. 2001-01176. From Genesis, Pennzoil-Quaker State Company (PQS) was seeking property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claimed the fire and explosion were caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. In December 2003, our insurance carriers settled this litigation for $12.8 million. The settlement was funded in February 2004, with certain insurance companies directly funding $5.9 million of the payment and $6.9 million was funded by us. We received reimbursement of the $6.9 million from the insurance company on May 3, 2004.

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

    Environmental

      On December 20, 1999, we had a release of crude oil from our Mississippi System. Approximately 8,000 barrels of oil were released from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The clean up of the release is covered by insurance and the direct financial impact to us of the cost of the clean-up has not been material. Included in insurance receivable on the consolidated balance sheet at September 30, 2004 and December 31, 2003 is $1.2 million and $2.8 million, respectively, related to this release. Management of the Partnership reached an agreement with the US Environmental Protection Agency and the Mississippi Department of Environmental Quality for the payment of fines of $3.0 million under environmental laws with respect to this oil spill. The consent order to these fines was entered on July 27, 2004. In 2001 and 2002, a total accrual of $3.0 million was recorded for these fines, and was paid in the third quarter of 2004. The fines were not covered by insurance. In addition to the fines, we have other obligations under the consent order to restore the environment to a condition it was in prior to the release. Management believes such costs are covered by insurance and are included in the insurance receivable described above.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Genesis and Howell, now a subsidiary of Anadarko Petroleum Corporation, are investigating whether Genesis and/or Howell may have liability for this contamination, and if so, to what extent. Based upon the early stage of this investigation, and subject to resolution of the allocation of responsibility between us and Howell and the method and timing of any required remediation, we currently have no reason to believe that this matter would have a material financial effect on our financial position, results of operations, or cash flows.

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

12. SUBSEQUENT EVENT

      On October 22, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.15 per Unit for the quarter ended September 30, 2004. The distribution will be paid November 12, 2004, to the General Partner and all Common Unitholders of record as of the close of business on November 3, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Included in Management's Discussion and Analysis are the following sections:

        -  Overview

        - Results of Operations and Outlook for the Remainder of 2004 and Beyond

        -  Liquidity and Capital Resources

        -  Commitments and Off-Balance Sheet Arrangements

        -  Other Matters

      In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are segment margin and available cash. Our profitably depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less costs of sales and operating expense, and does not include depreciation and amortization or general and administrative expenses. A reconciliation of Segment Margin (a non-GAAP financial measure) to operating income from continuing operations is included in our segment disclosures in Note 5 to the consolidated financial statements. Available Cash is a non-GAAP liquidity measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation and amortization, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash and a reconciliation of this measure to cash flows from operations, see "Non-GAAP Financial Measure" below.

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

      Our primary goal is to generate Available Cash for distribution to our unitholders. For the first nine months of 2004, we have generated $1.1 million more Available Cash before reserves than the distributions we have paid or are paying with respect to those nine months.

      In June 2004, we obtained a new $100 million bank credit facility that replaced our existing $65 million facility. This facility provides a total of $50 million for working capital borrowings and letters of credit and $50 million for acquisitions. This facility provides us with financing for growth opportunities.

      We have a stock appreciation rights plan under which employees and directors are granted rights to receive cash upon exercise for the difference between the strike price of the rights and the market price for our units at the time of exercise. These rights vest over several years. As of September 30, 2004, no rights were vested. As the market price for our units increases or decreases, we record an increase or a decrease in our liability under this plan. In the first nine months of 2004, our unit price increased 15%. As our unit price rose from $9.80 at December 31, 2003 to $11.25 per unit at September 30, 2004, we increased our liability from $0.2 million to $0.8 million, recording a charge of $0.6 million.

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

      Another factor that can contribute to volatility in our earnings is inventory management. Generally contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We generally aggregate the volumes purchased from numerous wells and deliver it into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a month, they cannot state absolutely how much oil will be produced. In some cases, our sales contracts state a specific volume to be sold. Consequently, if a well produces more than expected, we will purchase volumes in a month that we have not contracted to sell. These volumes are then held as inventory and are sold in a later month. Should the market price of crude oil decline below its cost while we have these inventory volumes, we would have to recognize a loss in our financial statements. Should market prices rise, we will realize a gain when we sell the unexpected volume of inventory in a later month at higher prices. During 2004, we changed many sales contract arrangements so that volumes sold are the same as the volumes purchased in an effort to limit our exposure to these price fluctuations by minimizing inventory builds and draws.

      Field operating costs primarily consist of the costs to operate our fleet of 56 trucks used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 55% of these costs are variable and increase and decrease with volumetric changes. Such costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                                                     Three Months                Nine Months
                                                  Ended September 30,         Ended September 30,
                                                  2004          2003          2004           2003
                                                ---------     ---------     ---------      ---------
                                                      (in thousands, except volumes per day)
Revenues ..................................     $ 244,377     $ 153,441     $ 663,245      $ 468,283
Crude oil costs ...........................       239,954       149,423       649,652        452,850
Field operating costs .....................         3,473         2,815         9,711          8,373
Change in fair value of derivatives .......             2             -           (16)             -
                                                ---------     ---------     ---------      ---------
    Segment margin ........................     $     948     $   1,203     $   3,898      $   7,060
                                                =========     =========     =========      =========
Volumes per day from continuing operations:
    Crude oil wellhead - barrels ..........        46,676        43,074        48,078         43,871
    Crude oil total - barrels .............        61,919        55,817        62,556         55,274

      Crude oil gathering and marketing segment margins from continuing operations decreased $0.3 million or 21% for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. Contributing to this reduction in segment margin were three primary factors as follows:

      - A $0.1 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale.

      - A $0.7 million increase in field operating costs, from increased fuel costs to operate our tractor/trailers, additional employee compensation and benefit costs due to additional volumes, and higher insurance costs and vehicle repair costs. Although we reduced operations in 2004 from 2003 levels with the sale of a large part of our Texas operations, our insurance costs did not decline proportionately. Competitive pressures made it difficult to reduce crude oil purchase prices to offset the increases in field operating costs.

      Partially offsetting these decreases was a 11% increase in wellhead, bulk and exchange purchase volumes between the third quarters of 2003 and 2004, resulting in a $0.5 million increase in segment margin.

      For the nine month periods, crude oil gathering and marketing segment margins from continuing operations decreased $3.2 million in 2004 from the prior year period. Contributing to this reduction in segment margin were the following three factors:

      - A $2.9 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale. During the second half of 2003, we changed the pricing structure on a significant portion of our wellhead volume purchase contracts from a fixed bonus to a bonus that floats with changes in P-Plus in order to reduce volatility in segment margin to changes in P-Plus. We realized larger margins on these volumes during the first two months of the second quarter of 2003 when P-Plus prices increased more than the fixed price bonuses.

      - A $1.3 million increase in field operating costs, again from higher fuel costs, higher employee costs and higher insurance costs; and

      - A reduction in crude oil inventory volumes of 130,000 barrels in 2003 from December 31, 2002 volumes, at a time when posted prices rose over $3 per barrel and P-Plus rose over $1 per barrel. The sale of this inventory in the 2003 first quarter contributed more than $1.0 million to 2003 segment margin. There was no such inventory sale in the 2004 period.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Partially offsetting this decrease was an increase in purchase volumes. Volumes increased 7,713 barrels per day, or 14%, adding $2.0 million to segment margin. Volumes purchased at the wellhead contributed 4,207 barrels per day of that increase.

      Outlook

      We expect volatility in our gathering and marketing segment margins to continue. During the remainder of 2004, we expect our crude oil gathering and marketing business to generate less segment margin than it did in 2003. Additionally we are reviewing our costs and operating methods to reduce costs and increase efficiencies.

      Beginning in September 2004, Denbury began shipping on our Mississippi pipeline rather than selling the crude oil to us to ship. After this point, our relationship with Denbury is primarily one of providing transportation services on a fee basis. This change will reduce our crude oil gathering and marketing volumes and revenues. We do not expect this change to materially adversely affect segment gross margin.

    CRUDE OIL PIPELINE OPERATIONS

      We operate three common carrier pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Average volumes shipped on these systems for the three months and nine months ended September 30, 2004 and 2003 are as follows:

                                                          Three Months            Nine Months
                                                       Ended September 30,     Ended September 30,
                                                        2004         2003       2004         2003
                                                       ------       ------     ------       ------
                                                                    (barrels per day)
Texas - continuing operations...................       31,463       42,589     37,757       43,870
Florida    .....................................       12,712       14,711     14,698       14,561
Mississippi.....................................       13,369        7,271     11,947        8,226

      Volumes on our Texas System averaged 31,463 barrels per day during the third quarter of 2004. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the pipeline to TEPPCO, we had a joint tariff with TEPPCO through October 2004 under which we earned $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities. Most of the volume being shipped on our Texas System goes to three refineries on the Texas Gulf Coast. The decrease in volume in the third quarter of 2004 from the nine-month average was due to a temporary shutdown at one of the refineries for maintenance.

      The Mississippi System begins in Soso, MS and extends to Liberty, MS. At Liberty, shippers can transfer the crude oil to a connection to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The system has been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle future increases in production volumes in the area that are expected, we have made capital expenditures for tank, station and pipeline improvements and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

      Beginning in September 2004, Denbury became a shipper on the Mississippi System, under an incentive tariff, designed to encourage shippers to increase volumes shipped on the pipeline. Prior to this point, Denbury sold its production to us before it entered the pipeline.

      The Mississippi System also includes another segment of the pipeline from Liberty to near Baton Rouge, LA that has been out of service since February 1, 2002. A connecting carrier tested its pipeline and decided not to reactivate its pipeline. During the second quarter of 2004 we displaced the crude oil in this segment with inhibited water. In 2004 and 2003, this segment made no contribution to pipeline revenues. In the third quarter of 2004, we wrote this segment down to its estimated salvage value, recording an impairment charge of $1.0 million.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Shipments on this system were impacted in the third quarter of 2004 by Hurricane Ivan that hit the panhandle of Florida in mid-September. While our facilities experienced minimal damage from the storm, power outages in the area shut down our crude oil pipeline transportation operations through the end of September. Except for the effects of the hurricane, volumes between the first nine months of 2004 and 2003 have increased approximately 1,000 barrels per day, due to increases in production in one field that is transported on the pipeline.

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

      Operating results from continuing operations for our crude oil pipeline segment were as follows:

                                                    Three Months            Nine Months
                                                Ended September 30,     Ended September 30,
                                                 2004         2003       2004         2003
                                                -------      ------     -------     -------
                                                   (in thousands, except volumes per day)
Revenues ..................................     $ 4,064     $ 3,653     $12,235     $11,163
Pipeline operating costs ..................       1,463       3,453       6,124       8,258
                                                -------     -------     -------     -------
    Segment margin ........................     $ 2,601     $   200     $ 6,111     $ 2,905
                                                =======     =======     =======     =======
Volumes per day from continuing operations:
    Crude oil pipeline - barrels ..........      57,544      64,571      64,402      66,657

      Pipeline segment margin increased $2.4 million to $2.6 million for the three months ended September 30, 2004, as compared to $0.2 million for the three months ended September 30, 2003. The increase in pipeline segment margin is attributable to the following factors:

      - A $0.4 million increase in pipeline revenues due to higher sales prices for crude oil, which increased the revenues from volumetric gain barrels; and

      - A $2.0 million decrease in pipeline operating costs. In the third quarter of 2003, we recorded a charge of $0.7 million for an accrual for the removal of an abandoned offshore pipeline. In the third quarter of 2004, we received permission to abandon the pipeline in place which resulted in the reversal of $0.5 million of the amounts previously accrued. This charge and reversal resulted in a change of $1.2 million in pipeline operating costs between the periods. Additionally, repairs and regulatory testing expenses in the 2004 period were $0.6 million less in the 2004 quarter. Changes in other operating costs resulted in another $0.2 million of decreased costs.

      For the nine months ended September 30, 2004, pipeline segment margin increased $3.2 million or 110%, as compared to the same period in 2003. The increase in pipeline segment margin is attributable to the following factors:

      - A $0.8 million increase in pipeline revenues due to higher sales prices for crude oil, which increased the revenues from volumetric gain barrels;

      - A $0.3 million increase in tariff revenues due to higher average tariff rates; and

      - A $2.1 million decrease in pipeline operating costs due to the same factors discussed above. In the third quarter of 2003, we recorded a charge of $0.7 million for an accrual for the removal of an abandoned offshore pipeline. In the second quarter of 2004, we increased this accrual by $0.4 million. When we received permission in the third quarter of 2004 to abandon the pipeline in place, we reversed $0.5 million of the amounts previously accrued. The charges and reversal resulted in a change of $0.8 million in pipeline operating costs between the periods. Additionally, repairs and

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            regulatory testing expenses in the 2004 period were $0.9 million less in the 2004 quarter. Changes in other operating costs resulted in another $0.4 million of decreased costs.

      Outlook

      Through October 2004, we will continue to receive a tariff of $0.40 per barrel on the volumes shipped from the ExxonMobil connection in Texas. After October 2004, our share of the joint tariff with TEPPCO and ExxonMobil will be reduced to $0.20 per barrel. Based on volumes shipped in the third quarter of 2004, this change will reduce tariff revenues by $0.5 million. per quarter. This arrangement expires December 31, 2004, at which time TEPPCO, ExxonMobil, the shippers and Genesis will negotiate a revised joint tariff.

      After August 2004, the light crude oil volumes that we were receiving from TEPPCO at West Columbia are received through the ExxonMobil connection at Webster. We are currently reviewing the costs to test, repair and modify the West Columbia to Webster segment for transportation of heavy crude oil. We expect to complete the evaluation during the fourth quarter. We are also examining strategic opportunities to place the remaining segments in alternative service after the arrangement with TEPPCO expires.

      We anticipate that volumes on the Texas System may continue to decline as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

      Denbury is the largest oil and gas producer in Mississippi. Our Mississippi pipeline is adjacent to several of Denbury's existing and prospective oil fields. There are mutual benefits to Denbury and us due to this common production and transportation area. As Denbury continues to acquire and develop old oil fields using CO2 based tertiary recovery operations, Denbury would expect to add crude oil gathering and CO2 supply infrastructure to these fields. Further, as the fields are developed over time, it may create increased demand for our crude oil transportation services. Beginning in September 2004, Denbury began shipping on our Mississippi pipeline rather than selling the crude oil to us to market and ship on our Mississippi System. We also restructured our tariffs to provide additional return on the investments we have made and will continue to make in the Mississippi System.

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

      In September 2004, we acquired a second volumetric production payment of
33.0 Bcf of CO2 from Denbury, and Denbury assigned to us another existing long-term CO2 contract with an industrial customer.

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

      Operating results from continuing operations for our CO2 marketing segment were as follows:

                                                  Three Months            Nine Months
                                               Ended September 30,     Ended September 30,
                                                 2004        2003       2004         2003
                                                -------     ------     -------      -----
                                                 (in thousands, except volumes per day)
Revenues ..................................     $ 2,295     $    -     $ 6,275      $   -
CO2 transportation and other costs ........         752          -       2,031          -
                                                -------     ------     -------     ------
    Segment margin ........................     $ 1,543     $    -     $ 4,244      $   -
                                                =======     ======     =======      =====
Volumes per day from continuing operations:
    CO2 marketing - Mcf ...................      48,634          -      44,337          -

      Comparable volumes sold by Denbury during the three months and nine months ended September 30, 2003 under the contracts that we acquired averaged 42,937 and 40,721 Mcf per day. We paid Denbury $0.16 per Mcf, or $0.8 million for the three months and $2.0 million for the nine months, to transport the CO2 to our customers on Denbury's pipeline.

      Outlook

      We expect to generate at least $6.0 million of annual segment margin from this business during each of the first five years. The purchase of these assets provides us with diversity in our asset base and a stable long-term source of cash flow. The remaining volume due under the production payments at September 30, 2004, was 183.1 Bcf.

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

      During nine months ended September 30, 2004, we incurred costs totaling $0.3 million related to the dismantlement of assets that we abandoned. During the three and nine months ended September 30, 2003, the assets we sold during the fourth quarter of 2003 generated $0.4 million and $2.0 million of segment margin, respectively.

    OTHER COSTS AND INTEREST

      General and administrative expenses were as follows:

                                                                      Three Months            Nine Months
                                                                   Ended September 30,     Ended September 30,
                                                                    2004        2003         2004        2003
                                                                  -------      -------     -------     -------
                                                                                 (in thousands)
Expenses excluding effect of stock appreciation rights plan...    $ 2,667      $ 1,938     $ 7,261     $ 6,574
Stock appreciation rights plan expense (credit) ..............        (28)           -         564           -
                                                                  -------      -------     -------     -------
    Total general and administrative expenses ................    $ 2,639      $ 1,938     $ 7,825     $ 6,574
                                                                  =======      =======     =======     =======

      General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, increased $0.7 million in the 2004 third quarter as compared to these costs in the 2003 period. In the third quarter of 2004, we incurred expenses of $0.4 million for professional services to assist us in the internal control documentation and assessment provisions of the Sarbanes-Oxley Act, as well as additional audit fees related to this

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

process. An increase in the amount accrued for the quarter under our employee bonus plan as compared to a decrease in the prior year period resulted in a change in general and administrative expenses of $0.3 million.

      For the nine months ended September 30, 2004 and 2003, general and administrative expenses excluding the effects of our SAR plan were $7.3 million and $6.6 million, respectively. While we incurred costs of $0.9 million in the nine month 2004 period related to the internal control documentation project and related audit fees, legal fees were $0.4 million less in the 2004 period, primarily due to a charge that we took in the 2003 period for unamortized legal and consultant costs related to a credit facility that was replaced. Expense under our employee bonus plan increased $0.1 million in the 2004 period. Other administrative costs increased $0.1 million.

      The SAR plan for employees and directors is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and Common Unit price at date of exercise. The rights vest over several years. Our unit price rose 15% from $9.80 at December 31, 2003 to $11.25 at September 30, 2004 resulting in a $0.6 million increase to the accrual for this liability in the first nine months of 2004.

      Excluding the effect of changes in our unit price on our accrual for our stock appreciation rights plan, we expect general and administrative expenses in 2004 to be higher than those of 2003, primarily due to the increased costs for consultants to assist in the internal control documentation project and fees related to the audit of those internal controls.

      Interest expense, net was as follows:

                                                     Three Months          Nine Months
                                                  Ended September 30,   Ended September 30,
                                                    2004       2003       2004       2003
                                                   -----      -----      -----      -----
                                                               (in thousands)
Interest expense, including commitment fees...     $ 155      $  88      $ 533      $ 273
Capitalized interest .........................       (21)         -        (21)         -
Amortization and write-off of facility fees...        78         74        226        604
Interest income ..............................        (9)        (6)       (37)       (21)
                                                   -----      -----      -----      -----
    Net interest expense .....................     $ 203      $ 156      $ 701      $ 856
                                                   =====      =====      =====      =====

      Interest expense increased in the three and nine months ended September 30, 2004, as compared to the same periods in 2003, due to variances in outstanding debt, the increased commitment beginning June 1, 2004, and differences in rates.

      The amortization of facility fees in the 2003 nine month period included the write-off of facility fees related to a credit agreement that was replaced in March 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL RESOURCES

      In June 2004, we replaced our existing bank credit facility with a group of banks led by Bank of America as agent with a $100 million senior secured bank credit facility (New Credit Facility) with a group of five lenders including three of the previous banks. The New Credit Facility consists of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving credit facility. The facility matures in June 2008.

      The working capital portion of the New Credit Facility has a sub-limit of $15 million for working capital loans with the remainder of the $50 million portion available for letters of credit, subject to a borrowing base calculation.

      Interest rates and fees under the New Credit Facility are slightly better than the terms of the prior facility.

      At September 30, 2004 we had borrowed $8.9 million under the working capital portion of the New Credit Facility and $6.1 million under the acquisition portion. Due to the revolving nature of loans under the New Credit

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At September 30, 2004, we had letters of credit outstanding under the New Credit Facility totaling $15.3 million, comprised of $6.5 million and $8.0 million for crude oil purchases related to September 2004 and October 2004, respectively, and $0.8 million related to other business obligations. As we no longer purchase crude oil from Denbury for shipment, we no longer provide Denbury with letters of credit.

      At September 30, 2004, the borrowing base calculation limited the $50 million of the working capital portion to $34.2 million. Available amounts under the working capital and acquisition portions of the New Credit Facility at September 30, 2004, were $10.0 million and $43.9 million, respectively.

    CAPITAL EXPENDITURES

      A summary of our capital expenditures in the nine months ended September 30, 2004 and 2003 is as follows:

                                                                                               Nine Months Ended September 30,
                                                                                             ----------------------------------
                                                                                                  2004                2003
                                                                                             --------------       -------------
                                                                                                       (in thousands)
Maintenance capital expenditures:
    Texas pipeline system............................................................        $          109       $       1,496
    Mississippi pipeline system......................................................                   370               1,260
    Jay pipeline system..............................................................                    17                 195
    Crude oil gathering assets.......................................................                    41                 234
    Administrative assets............................................................                    90                 294
                                                                                             --------------       -------------
       Total maintenance capital expenditures........................................                   627               3,479

Growth capital expenditures:
    Mississippi pipeline system......................................................                 5,048                   -
    CO2 contract.....................................................................                 4,723                   -
    Crude oil gathering assets.......................................................                     -                 659
    Miscellaneous....................................................................                    33                   -
                                                                                             --------------       -------------
       Total growth capital expenditures.............................................                 9,804                 659
                                                                                             --------------       -------------
           Total capital expenditures................................................        $       10,431       $       4,138
                                                                                             ==============       =============

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

      Growth capital expenditures in 2004 related to the acquisition in Mississippi of right-of-way and the initial construction costs for a ten mile extension of our Mississippi crude oil pipeline and a CO2 pipeline extending from Denbury's CO2 pipeline to Brookhaven field. This extension should be complete during the fourth quarter of 2004. We also started construction of a tank and initial right-of-way work related to an extension from our existing crude oil pipeline to move crude oil from Denbury's Smithdale/McComb fields. This extension of our crude oil pipeline will be approximately nine miles. We acquired a second CO2 volumetric production payment and related industrial sales contract during the third quarter of 2004. Growth capital expenditures in 2003 included the acquisition of a condensate storage facility in Texas that was subsequently sold to TEPPCO.

      Including the amounts expended through September 30, 2004 and based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures during the fourth quarter of 2004 will be approximately $0.2 million. Although we have not completed our 2005 budget, we expect that our maintenance

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

capital expenditures for 2005 will be approximately $1.3 million. These expenditures are expected to relate primarily to our Mississippi System, including corrosion control expenditures, minor facility improvements and rehabilitation of the pipeline as a result of integrity management test results.

      We made commitments totaling $5.4 million related to the construction of the pipelines to the Brookhaven field and the construction of facilities related to the Smithdale/McComb project in Mississippi. Including estimates of the other costs to complete the projects, we expect the total costs of these two projects to be $7.7 million. Through September 30, 2004, we have expended $4.6 million on these projects. We expect to fund these capital expenditures from our New Credit Facility. These projects should be completed by the first quarter of 2005.

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

    SOURCES OF FUTURE CAPITAL

      Prior to 2003, we funded our capital commitments from operating cash and borrowings under bank facilities. In 2003, we issued common units to our general partner for cash and sold assets to fund growth. Other sources of capital would include a combination of borrowings and the issuance of additional common units to the public.

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

    CASH FLOWS

      Our primary sources of cash flows are operations and credit facilities. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                                                                               Nine Months Ended September 30,
                                                                                             ----------------------------------
                                                                                                  2004                2003
                                                                                             --------------       -------------
                                                                                                       (in thousands)
Cash provided by (used in):
    Operating activities.............................................................        $        4,279       $       8,335
    Investing activities.............................................................        $       (9,126)      $      (4,000)
    Financing activities.............................................................        $        2,883       $      (1,473)

      Operating. Net cash from operating activities for each period have been comprised of the following:

                                                                                               Nine Months Ended September 30,
                                                                                             ----------------------------------
                                                                                                  2004                2003
                                                                                             --------------       -------------
                                                                                                       (in thousands)
    Net income.......................................................................        $         (300)      $       1,556
    Depreciation and amortization....................................................                 5,773               4,244
    Gain on sales of assets..........................................................                   (65)               (190)
    Other non-cash items.............................................................                   837                 942
    Changes in components of working capital, net....................................                (1,966)              1,783
                                                                                             --------------       -------------
       Net cash from operating activities............................................        $        4,279       $       8,335
                                                                                             ==============       =============

      Our operating cash flows are affected significantly by changes in items of working capital. Affecting all periods is the timing of capital expenditures and their effects on our recorded liabilities. During the third quarter of

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

2004, we paid the $3.0 million in fines assessed in connection with the Mississippi oil spill in 1999, which utilized operating cash flows. In 2001 and 2002, a total accrual of $3.0 million was recorded for these fines.

      Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $75.6 million aggregate receivables on our consolidated balance sheet at September 30, 2004, approximately $74.0 million, or 97.9%, were less than 30 days past the invoice date.

      Investing. Cash flows used in investing activities in the nine month period of 2004 were $9.1 million as compared to $4.0 million in the 2003 period. As discussed above, in 2004 we expended cash for the first phase of an addition to our Mississippi System. We also expended funds for construction of a new tank on the Mississippi System. We expended cash for other capital improvements related to our corporate office and to handling the increased volumes on our Mississippi System more efficiently. We acquired a volumetric production payment from Denbury. We received $0.1 million from the sale of surplus assets.

      In the first nine months of 2003 we expended $4.1 million for property and equipment additions, and received $0.2 million from the sale of surplus assets. The expenditures included replacement of pipe in Texas and satellite communication equipment for our control and monitoring system for all three of our pipelines, as well as improvements on the Mississippi System.

      Financing. In the first nine months of 2004, financing activities provided net cash of $2.9 million. Our outstanding debt increased $8.0 million, to provide funds for our capital additions and to fund the fines related to the Mississippi spill. Distributions to our partners utilized $4.3 million. We also incurred $0.8 million of costs related to our new credit facility.

      Net cash expended for financing activities was $1.5 million in the first nine months of 2003. In 2003 we increased our outstanding long-term debt balance by $0.5 million from the balance at December 31, 2002. We also paid $1.1 million in credit facility issuance costs related to a credit facility put in place in March 2003 and we paid distribution to our partners totaling $0.9 million.

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

      We have no limitations on making distributions in our New Credit Agreement, except as to the effects of distributions in covenant calculations. The New Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the new Fleet Agreement, less maintenance capital expenditures to the sum of interest expense and distributions. At September 30, 2004, the calculation resulted in a ratio of 1.2 to 1.0.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      We believe we will be able to sustain a regular quarterly distribution of $0.15 per unit during 2004. We expect to increase our distribution during 2005. However, our ability to restore the distribution to the targeted minimum quarterly distribution amount of $0.20 per unit may depend in part on our success at developing and executing capital projects and making accretive acquisitions.

      Available Cash before reserves for the three and nine months ended September 30, 2004, is as follows:

                                                                                             Three            Nine
                                                                                            Months           Months
                                                                                             Ended            Ended
                                                                                         September 30,    September 30,
                                                                                             2004             2004
                                                                                         -------------    -------------
                                                                                                (in thousands)
AVAILABLE CASH BEFORE RESERVES:
    Net loss.........................................................................      $   (394)         $  (300)
    Depreciation and amortization....................................................         2,599            5,773
    Net non-cash (credits) charges...................................................           (13)             565
    Maintenance capital expenditures.................................................          (217)            (627)
                                                                                           --------          -------
    Available Cash before reserves...................................................      $  1,975          $ 5,411
                                                                                           ========          =======

      Distributions for the three and nine month periods total $1.4 million and $4.3 million, respectively.

      Available Cash (a non-GAAP liquidity measure) has been reconciled to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2004 below.

      We believe that investors benefit from having access to the same financial measures being utilized by management. Available Cash is a liquidity measure used by our management to compare cash flows generated by the Partnership to the cash distribution we pay to our limited partners and the general partner. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure tells investors whether or not the Partnership is generating cash flows at a level that can support a quarterly cash distribution to our partners. Further, Available Cash (also referred to as distributable cash flow) is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

      Several adjustments to net income are required to calculate Available Cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of increases and subtraction of decreases in the accrual for our stock appreciation rights plan in excess of any actual cash payments under the plan and changes in the fair value of derivatives; and (3) the subtraction of maintenance capital expenditures that have been incurred. Maintenance capital expenditures are capital expenditures (as defined by GAAP) to replace or enhance partially or fully depreciated assets in order to sustain the existing operating capacity or efficiency of our assets and extend their useful lives

      The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2004, is as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                                         Three            Nine
                                                                                        Months           Months
                                                                                         Ended            Ended
                                                                                     September 30,    September 30,
                                                                                         2004             2004
                                                                                     -------------    -------------
                                                                                            (in thousands)
Cash flows from operating activities.............................................      $ (1,185)         $ 4,279
Adjustments to reconcile operating cash flows to Available Cash:
     Maintenance capital expenditures............................................          (217)            (627)
     Proceeds from asset sales...................................................             3               82
     Amortization of credit facility issuance fees...............................           (95)            (289)
     Net effect of changes in working capital accounts not
        included in calculation of Available Cash................................         3,469            1,966
                                                                                       --------          -------
Available Cash before reserves...................................................      $  1,975          $ 5,411
                                                                                       ========          =======

    COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

    CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

      In addition to the New Credit Facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at September 30, 2004.

                                                     Payments Due by Period
                               --------------------------------------------------------------
                               Less than       1 - 3        4 - 5       After 5
Contractual Cash Obligations    1 Year         Years        Years        Years        Total
----------------------------   ---------     ---------     --------     -------     ---------
                                                       (in thousands)
Long-term Debt..............   $       -     $       -     $ 15,000     $     -     $  15,000
Operating Leases............       2,864         1,818        1,493         819         6,994
Capital expenditure
     commitments............       2,100             -            -           -         2,100
Unconditional Purchase
     Obligations (1)........     150,119       104,618            -           -       254,737
                               ---------     ---------     --------     -------     ---------
Total Contractual Cash
     Obligations............   $ 155,083     $ 106,436     $ 16,493     $   819     $ 278,831
                               =========     =========     ========     =======     =========

(1) The unconditional purchase obligations included above are contracts to purchase crude oil, at market-based prices. For purposes of this table, market prices at September 30, 2004, were used to value the obligations, such that actual obligations may differ from the amounts included above.

    OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than the contractual obligations disclosed above, nor do we have any debt or equity triggers based upon our unit or commodity prices.

    NEW ACCOUNTING PRONOUNCEMENTS

      For information on new accounting pronouncements see Note 2 to the consolidated financial statements.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    CRITICAL ACCOUNTING POLICIES

      For a discussion of our critical accounting policies, which are related to revenue and expense accruals, pipeline loss allowance recognition, depreciation, amortization and impairment of long-lived assets, and liability and contingency accruals, and which remain unchanged, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Price Risk Management and Financial Instruments

      Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effects on future contractual commitments. We utilize New York Mercantile Exchange (NYMEX) commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At September 30, 2004, the Partnership had entered into a swap agreement in its hedging program that will be settled in October 2004. Information about this contract is contained in the table set forth below.

                                                                        Sell (Short)         Buy (Long)
                                                                         Contracts           Contracts
                                                                        ------------         ----------
Crude Oil Inventory:
     Volume (1,000 bbls)............................................                                 54
     Carrying value (in thousands)..................................                         $    2,305
     Fair value (in thousands)......................................                         $    2,574

Commodity Swap Agreement:
     Contract volumes (1,000 bbls)..................................              62
     Weighted average price per bbl.................................    $      50.00

     Contract value (in thousands)..................................    $      3,100
     Mark-to-market change (in thousands)...........................             (16)
                                                                        ------------
     Market settlement value (in thousands).........................    $      3,084
                                                                        ============

      The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the September 30, 2004 quoted market prices for the applicable components of the price formula in the contract.

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

      There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Part I. Item 1. Note 11 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

ITEM 6.  EXHIBITS.

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

                                                GENESIS ENERGY, L.P.
                                                (A Delaware Limited Partnership)

                                            By: GENESIS ENERGY, INC., as
                                                  General Partner

Date:  November 9, 2004                     By: /s/ ROSS A. BENAVIDES
                                                --------------------------------
                                                Ross A. Benavides
                                                Chief Financial Officer

                                 EXHIBIT INDEX

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