Form 10-Q/A
period 2004-09-30
GENESIS ENERGY LP
filed 2004-11-17
CIK 1022321

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                   Yes No |X|


===============================================================================

                          This report contains 3 pages

                                       -2-
Explanatory Note: The sole purpose of this Form 10-Q/A Amendment No. 1 is to include the current CFO's Section 302 certification (Exhibit 31.2) of the Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed on November 9, 2004. The CFO's 906 certification was inadvertently included twice as both Exhibit 31.2 and Exhibit 32.2. The remainder of the information contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed November 9, 2004, remains as set forth in the original filing.






Item 6.  Exhibits.

        (a) Exhibits.

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



                                      GENESIS ENERGY, L.P.
                                      (A Delaware Limited Partnership)

                                      By: GENESIS ENERGY, INC., as
                                              General Partner


Date:  November 17, 2004                By:   /s/  ROSS A. BENAVIDES
                                             -----------------------
                                               Ross A. Benavides
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14
(a) under the Securities Exchange Act of 1934.