Form 10-K
period 2004-12-31
GENESIS ENERGY LP
filed 2005-03-15
CIK 1022321

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                      ON WHICH REGISTERED
 -------------------                                     -----------------------
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

                                       [X]

The aggregate market value of the Common Units held by non-affiliates of the Registrant on June 30, 2004 (the last business day of Registrant's most recently completed second fiscal quarter), was approximately $96,293,000 based on $11.25 per unit, the closing price of the Common Units as reported on the American Stock Exchange on such date. At March 1, 2005, 9,313,811 Common Units were outstanding.

================================================================================

                              GENESIS ENERGY, L.P.
                          2004 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
                                                         PART I
Items 1.    Business and Properties...............................................................................     4
  and 2
Item 3.     Legal Proceedings.....................................................................................    13
Item 4.     Submission of Matters to a Vote of Security Holders...................................................    14

                                                        PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
             Securities...........................................................................................    14
Item 6.     Selected Financial Data...............................................................................    15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.................    17
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks...........................................    40
Item 8.     Financial Statements and Supplementary Data...........................................................    41
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................    41
Item 9A.    Controls and Procedures...............................................................................    41
Item 9B.    Other Information.....................................................................................    43

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant....................................................    43
Item 11.    Executive Compensation................................................................................    45
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........    48
Item 13.    Certain Relationships and Related Transactions........................................................    49
Item 14.    Principal Accountant Fees and Services................................................................    50

                                                        PART IV

Item 15.    Exhibits and Financial Statement Schedules............................................................    51

                           FORWARD-LOOKING INFORMATION

      The statements in this Annual Report on Form 10-K that are not historical information may be "forward looking statements" within the meaning of the various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions and other such references are forward-looking statements. These statements include, but are not limited to, statements identified by the words "anticipate," "continue," "believe," "estimate," "expect," "plan," "may," :will," or "intend" or the negative of those terms and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. We make these statements based on our experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

   - demand for the supply of, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and natural gas liquids in the United States, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, conservation and technological advances;

   -  throughput levels and rates;

   -  changes in, or challenges to, our tariff rates;

   - our ability to successfully identify and consummate strategic acquisitions, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

   -  service interruptions in our pipeline transportation systems;

   - shut-downs or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil or to whom we sell crude oil;

   -  changes in laws or regulations to which we are subject;

   - our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of existing debt agreements that contain restrictive covenants;

   -  loss of key personnel;

   -  the effects of competition;

   -  hazards and operating risks that may not be covered fully by insurance;

   -  the condition of the capital markets in the United States;

   - the political and economic stability of the oil producing nations of the world; and

   - general economic conditions, including rates of inflation and interest rates.

      You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under "Risk Factors" discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

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

   GENERAL

      Genesis Energy, L.P., a Delaware limited partnership, was formed in December 1996. We conduct our operations through our affiliated limited partnership, Genesis Crude Oil, L.P. and its subsidiary partnerships (collectively, the "Partnership" or "Genesis"). During 2004, we were engaged primarily in three operations - crude oil gathering and marketing, pipeline transportation and carbon dioxide (CO2) marketing. Beginning in 2005, we will also began providing pipeline transportation services for natural gas and carbon dioxide (CO2). See additional discussion below.

      We are an independent gatherer and marketer of crude oil. Our operations are concentrated in Texas, Louisiana, Alabama, Florida, and Mississippi. Our gathering and marketing margins are generated by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil and marketing the crude oil to customers at favorable prices. We utilize our trucking fleet of 51 leased tractor-trailers and our gathering lines to transport crude oil. We also transport purchased crude oil on trucks, barges and pipelines owned and operated by third parties.

      Our operations include transportation of crude oil at regulated published tariffs on our three common carrier pipeline systems. These systems are the Texas System, the Jay System extending between Florida and Alabama, and the Mississippi System extending between Mississippi and Louisiana. The Jay and Mississippi pipeline systems have numerous points where the crude oil owned by the shipper can be injected into the pipeline for delivery to or transfer to connecting pipelines. The Texas pipeline system receives all of its volume from connections to other pipeline carriers. Genesis earns a tariff for the transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.

      Beginning in November 2003, we acquired assets enabling us to start a wholesale CO2 operation. We acquired a volumetric production payment ("VPP") from Denbury Resources Inc. ("Denbury") that provides us with 167.5 billion cubic feet (Bcf) of CO2. We also acquired from Denbury three of their long-term industrial supply contracts for CO2. In September 2004, we acquired another VPP from Denbury that provides us with an additional 33.0 Bcf of CO2, and two long-term industrial supply contracts with a customer. We will ship the CO2 from the source to the customers on a pipeline owned by Denbury and will sell the CO2 to the customers. These sales contracts expire at various dates between 2010 and 2016.

      We constructed a 10 mile CO2 pipeline in Mississippi that connects to a CO2 pipeline owned by Denbury. Denbury will use this pipeline to transport CO2 to the Brookhaven field in Mississippi for tertiary recovery of crude oil. We also constructed a crude oil pipeline to carry the crude oil to our existing Mississippi System.

      In January 2005, we acquired fourteen natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from Multifuels Energy Asset Group, L.P. These fourteen systems are comprised of 60 miles of pipeline and related assets.

      On February 3, 2005, we entered into a definitive agreement to acquire a 50% interest in a partnership that owns a syngas manufacturing facility located in Texas City, Texas. The acquisition of this interest is subject to a right of first refusal by the holder of the other 50% interest in the partnership that must be exercised within 60 days.

      Genesis Energy, Inc. (the "General Partner"), a Delaware corporation, serves as the sole general partner of Genesis Energy, L.P., Genesis Crude Oil, L.P. (GCOLP) and GCOLP's subsidiary partnerships, Genesis Pipeline Texas, L.P., Genesis Pipeline USA, L.P., Genesis CO2 Pipeline, L.P., Genesis Natural Gas Pipeline, L.P. and

Genesis Syngas Investments, L.P. The General Partner is owned by Denbury Gathering & Marketing, Inc., a subsidiary of Denbury Resources Inc.

   DESCRIPTION OF SEGMENTS AND RELATED ASSETS

   Crude Oil Gathering and Marketing

      In our gathering and marketing business, we are principally engaged in the purchase and aggregation of crude oil for resale at various points along the crude oil distribution chain, which extends from the wellhead to aggregation at terminal facilities and refineries (the "Distribution Chain"). We generally purchase crude oil at prevailing prices from producers at the wellhead under short-term contracts and then transport the crude oil along the Distribution Chain for sale to or exchange with customers. Our margins from our gathering and marketing operations are generated by the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation and any cost of supplying credit. We generally enter into an exchange transaction only when the cost of the exchange is less than the alternative costs that we would otherwise incur in transporting or storing the crude oil. In addition, we may exchange one grade of crude oil for another to maximize margins or meet contractual delivery requirements.

      Segment margin from our crude oil gathering and marketing operations varies from period to period, depending, to a significant extent, upon changes in the supply of and demand for crude oil and the resulting changes in U.S. crude oil inventory levels. Generally, as we purchase crude oil, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. We do not acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

      An increase in the market price of crude oil does not impact us to the extent many people expect. When market prices for crude oil increase, we must pay more for crude oil, but we normally are able to sell it for more. To the extent we have crude oil inventories, market price changes can impact us.

      We also make bulk purchases of crude oil at pipeline and terminal facilities. When opportunities arise to increase margin or to acquire a grade of crude oil that more nearly matches the specifications for crude oil we are obligated to deliver, we may exchange crude oil with third parties through exchange or buy/sell agreements. Both bulk purchases and buy/sell agreements were significantly reduced in 2002 compared to prior years. During 2004, our bulk and exchange transactions averaged 14,500 barrels per day, down from 246,319 barrels per day in the fourth quarter of 2001. The reduction is attributable primarily to credit requirements for these transactions as discussed below.

      We provide crude oil gathering services through our fleet of 51 leased tractor-trailers. The trucking fleet generally hauls the crude oil to one of the approximately 60 pipeline injection stations owned or leased by us. We may sell the crude oil as it exits our injection station and enters the pipeline, or we may ship the crude oil on the pipeline to a point further along the Distribution Chain.

      Producer Services

      Crude oil purchasers who buy from producers compete on the basis of competitive prices and quality of services. Through our team of crude oil purchasing representatives, we maintain relationships with more than 400 producers. We believe that our ability to offer high-quality field and administrative services to producers is a key factor in our ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculating and paying production taxes on behalf of interest owners. In order to compete effectively, we must make prompt and correct payment of crude oil production proceeds on a monthly basis, together with the correct payment of all severance and production taxes associated with such proceeds. In 2004, we distributed payments to approximately 13,000 interest owners.

      Credit

      Our credit standing is an important consideration for parties with whom we do business. Some counterparties, in connection with our crude oil purchases or exchanges, require us to furnish guarantees or letters of credit.

      When we market crude oil, we must determine the amount, if any, of the line of credit we will extend to any given customer. Since typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is an important consideration in our business. We believe that we sell to creditworthy entities or entities with adequate credit support. We have not experienced any nonpayment or nonperformance by our customers.

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

      We have considerable flexibility in marketing the volumes of crude oil that we purchase, without dependence on any single customer or transportation or storage facility. During 2004, more than ten percent of our crude oil sales were made to each of three customers. We do not believe that the loss of any of these customers would have a material adverse effect on us as crude oil is a readily marketable commodity.

      Our largest competitors in the purchase of leasehold crude oil production are Plains Marketing, L.P., Shell Trading Company, GulfMark Energy, Inc. and TEPPCO Partners, L.P. Additionally, we compete with many regional or local gatherers who may have significant market share in the areas in which they operate. Competitive factors include price, personal relationships, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.

      As part of the sale of our Texas Gulf Coast operations to TEPPCO Crude Pipeline, L.P. ("TEPPCO"), we agreed not to compete in a 40 county area for five years from the effective date of the transaction of October 31, 2003. See additional information on this sale below.

   Pipeline Transportation

      Through the pipeline systems we own and operate, we transport crude oil for our gathering and marketing operations and other shippers pursuant to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") or the Texas Railroad Commission. Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil was injected into the pipeline and the delivery point. We also can earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses from whatever source, we deduct volumetric pipeline loss allowances and crude quality deductions. Such allowances and deductions are offset by measurement gains and losses. When the allowances and deductions exceed measurement losses, the net pipeline loss allowance volumes are earned and recognized as income and inventory available for sale valued at the market price for the crude oil. Until the volumes are sold, we hold them as inventory at the lower of cost or market value. When the volumes are sold, we recognize any difference between the carrying amount and the sale price as additional pipeline revenue.

      The margins from our pipeline operations are generated by the difference between the revenues from regulated published tariffs, pipeline loss allowance revenues and the fixed and variable costs of operating and maintaining our pipelines.

      We own and operate three common carrier crude oil pipeline systems. The pipelines and related gathering systems consist of the 90-mile Texas system, the 100-mile Jay System, and the 280-mile Mississippi System.

      In 2003, we sold portions of our Texas system to TEPPCO and to Blackhawk Pipeline, L.P. ("Blackhawk"), an affiliate of MultiFuels, Inc. TEPPCO also acquired our crude oil gathering and marketing operations in the 40-county area surrounding the pipeline segments it purchased. The segments we sold to Blackhawk had been idle since 2002. During 2003 we also abandoned in place segments that had been idled in 2002.

      The segments of the Texas system that we continue to operate extend from West Columbia to Webster, Webster to Texas City and Webster to Houston. These segments include approximately 90 miles of pipe. We entered into a joint tariff with TEPPCO to receive oil from their system at West Columbia and a joint tariff with TEPPCO and ExxonMobil Pipeline Company ("Exxon") to receive oil from their systems at Webster. We also continue to receive barrels from a connection with Seminole Pipeline Company at Webster.

      We own approximately 110,000 barrels of storage capacity associated with the Texas pipeline system. We lease approximately 165,000 barrels of storage capacity for the Texas System in Webster. We have a tank rental reimbursement agreement effective January 1, 2005 with the primary shipper on the Texas System to reimburse us for the lease of this storage capacity at Webster.

      The Mississippi system extends from Soso, Mississippi to Liberty, Mississippi and then from Liberty, Mississippi to near Baton Rouge, Louisiana. We own 200,000 barrels of storage capacity on our Mississippi System, with the tankage located at different places along the system. The segment of the Mississippi system from Liberty to Baton Rouge has been out of service since February 1, 2002. A connecting carrier tested its pipeline and decided not to reactivate its pipeline. During the second quarter of 2004, we displaced the crude oil in this segment with inhibited water. In 2004 and 2003, this segment did not contribute to pipeline revenues. In the third quarter of 2004, we wrote this segment down to its estimated salvage value, recording an impairment charge of $0.9 million.

      The Jay system begins near oil fields in southeastern Alabama and the panhandle of Florida and extends to a point near Mobile, Alabama. The Jay system has 230,000 barrels of storage capacity, primarily at Jay station.

      During 2004, we constructed a 10 mile CO2 pipeline that is connected to Denbury's 183 mile pipeline that transports CO2 from their Jackson Dome CO2 reservoir. Our pipeline will move the CO2 to the Brookhaven oil field to be used by Denbury in tertiary recovery. We constructed an 11-mile extension to our Mississippi oil pipeline next to the CO2 pipeline to transport the crude oil from the Brookhaven field to our existing pipeline. We also constructed a 5 mile extension from our existing Mississippi crude oil pipeline to Denbury's Olive field during 2004.

      Credit

      Under the tariffs we have filed with the FERC and the Texas Railroad Commission, shippers are required to pay the tariff invoices we send to them within ten days of receipt of the invoices. If they fail to do so, we can charge interest and suspend service to that shipper. Because shippers do not want any disruption in shipments, they generally pay the invoices promptly. Additionally, the majority of the volumes on our systems are shipped by large oil companies.

      Under the joint tariffs with TEPPCO and Exxon for the Texas system, TEPPCO invoices and collects the tariff from the shipper and remits to us our share of the joint tariff.

      The only shippers on our Mississippi System as of December 31, 2004 are Genesis Crude Oil, L.P. and Denbury. In September 2004, Denbury started shipping its production to Liberty for sale to third parties. Prior to that time, Genesis purchased and shipped their production as well as the production from third-party producers. Now Genesis buys production from third-party producers and ships it on the pipeline for sale at Liberty.

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

   CO2 Marketing

      In November 2003, we entered the wholesale CO2 marketing business. We acquired a VPP from Denbury consisting of 167.5 Bcf of CO2. We also acquired from Denbury three long-term CO2 agreements with industrial customers to supply CO2 through 2015. In September 2004, we acquired another VPP from Denbury consisting of 33.0 Bcf of CO2 and two agreements with an industrial customer. Denbury transports the CO2 to the customers, charging us a fee. We then sell the CO2 to the customers who treat the CO2 and sell it to end users for use for beverage carbonation and food chilling and freezing. At December 31, 2004, we have 178.7 Bcf of CO2 remaining under the VPPs. Denbury owns 2.7 trillion cubic feet of estimated proved reserves of CO2 in the Jackson Dome area near Jackson, Mississippi.

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

      Competition

      Naturally-occurring CO2, like that from the Jackson Dome area, occurs infrequently, and only in limited areas east of the Mississippi River, including the fields controlled by Denbury. This natural CO2 requires less processing and treatment in order to be of a quality that may be used in food processing than does the CO2 that is a by-product of other chemical processes. Our industrial CO2 customers have facilities that are connected to Denbury's CO2 pipeline to make delivery easy and efficient.

      CO2 does have other uses, such as tertiary recovery in oil fields, should the food industries uses decline. Our contracts have take-or-pay provisions requiring minimum volumes each year for each customer that must be paid for even if the CO2 is not taken.

   EMPLOYEES

      To carry out various purchasing, gathering, transporting and marketing activities, the General Partner employed, at December 31, 2004, approximately 200 employees, including management, truck drivers and other operating personnel, division order analysts, accountants, tax specialists, contract administrators, schedulers, marketing and credit specialists and employees involved in our pipeline operations. None of the employees are represented by labor unions, and we believe that relationships with our employees are good.

   REGULATION

      Sarbanes-Oxley Act of 2002

      In July 2002, the Sarbanes-Oxley Act of 2002 was signed into law to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. The Securities and Exchange Commission ("SEC") has issued rules to adopt and implement the Sarbanes-Oxley Act. These rules include certifications by our Chief Executive Officer and Chief Financial Officer in our quarterly and annual filings with the SEC; disclosures regarding controls and procedures, disclosures regarding critical accounting estimates and policies and requirements to make filings with the SEC available on our website. Additional rules include disclosures regarding audit committee financial experts and committee charters, disclosure of our Code of Ethics for the CEO and senior financial officers, disclosures regarding contractual obligations and off-balance sheet arrangements and transactions, and requirements for filing earnings press releases with the SEC. Additionally, we are required to include in this Form 10-K for 2004 an internal control report that contains management's assertions regarding the effectiveness of procedures over financial reporting and a report from our auditors attesting to that certification. Our deadlines for filing quarterly and annual filings with the SEC have also been shortened under the regulations.

      Pipeline Tariff Regulation

      The interstate common carrier pipeline operations of the Jay and Mississippi systems are subject to rate regulation by FERC under the Interstate Commerce Act ("ICA"). FERC regulations require that oil pipeline rates be posted publicly and that the rates be "just and reasonable" and not unduly discriminatory.

      Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were "grandfathered", limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by the FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under the regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs.

      FERC allows for rate changes under three methods -- a cost-of-service methodology, competitive market showings ("Market-Based Rates"), or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates"). The pipeline tariff rates on our Mississippi and Jay Systems are either rates that were grandfathered and have been changed under the index methodology, or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.

      Our intrastate common carrier pipeline operations in Texas are subject to regulation by the Texas Railroad Commission. The applicable Texas statutes require that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the property of a common carrier, after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. Most of the volume on our Texas system is now shipped under joint tariffs with TEPPCO and Exxon. Approximately 13% of the volume shipped is pursuant to a tariff we issued. Although no assurance can be given that the tariffs we charge would ultimately be upheld if challenged, we believe that the tariffs now in effect can be sustained.

      Environmental Regulations

      We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits for regulated activities, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, result in capital expenditures to limit or prevent emissions or discharges, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or cleanup requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future.

      The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. Such "responsible persons" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also may incur liability under the Resource Conservation and Recovery Act, as amended ("RCRA"), which imposes requirements relating to the management and disposal of solid and hazardous wastes.

      On December 20, 1999, we had a spill of crude oil from our Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and discharged into surface water. The spill was cleaned up, with ongoing monitoring and reduced clean-up activity expected to continue for an undetermined period of time. The oil spill clean up and related costs are covered by insurance and the financial impact to us for the cost of the clean-up has not been material. During 2004, we finalized agreements with the US Environmental Protection Agency ("EPA") and the Mississippi Department of Environmental Quality ("MDEQ") pursuant to which we paid a $3.0 million fine with respect to this spill. The fine was recorded to expense in 2001 and 2002.

      Because we currently own or lease, and have in the past owned or leased, properties that have been in use for many years by various persons including third parties over whom we have no control in connection with the gathering and transportation of hydrocarbons including crude oil, and further because we may generate, handle and dispose of materials in the course of our operations that fall within the definition of "hazardous substances" or "Hazardous wastes," we may incur liability under CERCLA, RCRA and analogous state laws for hydrocarbons or other wastes that may have been disposed of or released on or under those properties or under other locations where such wastes have been taken for disposal. Under these laws, we could be required to remove previously disposed wastes, remediate environmental contamination, restore affected properties, or undertake measures to prevent future contamination.

      The Federal Water Pollution Control Act, as amended, also known as the "Clean Water Act" and analogous state laws impose restrictions and controls regarding the discharge of pollutants, including crude oil, into federal and state waters. The Clean Water Act provides civil and even criminal penalties for any discharges of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill. Federal and state permits for water discharges also may be required. The Oil Pollutions Act, as amended ("OPA"), requires operators of offshore facilities and certain onshore facilities near or crossing waterways to provide financial assurance ranging from $10 million in state waters to $35 million in federal waters to cover potential environmental cleanup and restoration costs, and this amount can be increased to a maximum of $150 million under certain limited circumstances where the Minerals Management Service believes such a level is justified based on the worst case spill risks posed by the operations. We have developed an Integrated Contingency Plan to satisfy components of the OPA as well as the federal Department of Transportation, the federal Occupational Safety Health Act ("OSHA") and state regulations. This plan meets regulatory requirements as to notification, procedures, response actions, response resources and spill impact considerations in the event of an oil spill.

      The Clean Air Act, as amended, restricts the emission of air pollutants including volatile organic compounds or "VOCs" that contribute to the formation of ozone. These VOC emissions may occur from the handling or storage of crude oil. The required levels of emission control are established in state air quality control implementation plans. Both federal and state laws impose substantial penalties for violation of these applicable requirements.

      Under the National Environmental Policy Act ("NEPA"), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact study before issuing a permit for a pipeline extension or addition that would significantly affect the quality of the environment. Should an environmental impact study or assessment be required for any proposed pipeline extensions or additions, the primary effect of NEPA may be to delay or prevent construction or to alter the proposed location, design or method of construction.

      Safety and Security Regulations

      Our crude oil pipelines are subject to construction, installation, operation and safety regulation by the Department of Transportation ("DOT") and various other federal, state and local agencies. The Pipeline Safety Act of 1992, among other things, amends the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA") in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandates, when developing pipeline safety regulations. In addition, the Pipeline Safety Improvement Act of 2002 mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, the development of standards and criteria to evaluate contractor's methods to qualify their employees and requires that pipeline operators provide maps and other records to the DOT. It also authorizes the DOT to require that pipelines be modified to accommodate internal inspection devices, to mandate the evaluation of emergency flow restricting devices for pipelines in populated or sensitive areas, and to order other changes to the operation and maintenance of petroleum pipelines. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

      On March 31, 2001, the DOT promulgated Integrity Management Plan ("IMP") regulations. The IMP regulations require that we perform baseline assessments of all pipelines that could affect a High Consequence Area ("HCA") including certain populated areas and environmentally sensitive areas.. Due to the proximity of all of our pipelines to water crossings and populated areas, we have designated all of our pipelines as affecting HCAs. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology.

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

      We have developed a Risk Management Plan as part of our IMP. This plan is intended to minimize the offsite consequences of catastrophic spills. As part of this program, we have developed a mapping program. This mapping program identified HCAs and unusually sensitive areas ("USAs") along the pipeline right-of-ways in addition to mapping of shorelines to characterize the potential impact of a spill of crude oil on waterways.

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

      Our crude oil pipelines are also subject to the requirements of the Office of Pipeline Safety of the federal Department of Transportation regulations requiring qualification of all pipeline personnel. The Operator Qualification ("OQ") program required operators to develop and submit a written program. The regulations also required all pipeline operators to develop a training program for pipeline personnel and to qualify them on individually covered tasks at the operator's pipeline facilities. The intent of the OQ regulations is to ensure a qualified workforce by pipeline operators and contractors when performing covered tasks on the pipeline and its facilities, thereby reducing the probability and consequences of incidents caused by human error.

      Our crude oil operations are also subject to the requirements of OSHA and comparable state statutes. We believe that our crude oil pipelines and trucking operations have been operated in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. Various other federal and state regulations require that we train all employees in pipeline and trucking operations in HAZCOM and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.

      In general, we expect to increase our expenditures in the future to comply with higher industry and regulatory safety standards such as those described above. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will spend a total of approximately $2.0 million in 2005 and 2006 for testing and improvements under the IMP.

      We operate our fleet of leased trucks as a private carrier. Although a private carrier that transports property in interstate commerce is not required to obtain operating authority from the Interstate Commerce Commission, the carrier is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to OSHA with respect to our trucking operations. We are subject to federal EPA regulations for the development of written Spill Prevention Control and Countermeasure

("SPCC") Plans. All trucking facilities have a current SPCC Plan and employees have received training on the SPCC Plans and regulations. Annually, trucking employees receive training regarding the transportation of hazardous materials.

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

      Partnership Status; Cash Distributions

      We are classified for federal income tax purposes as a partnership based upon our meeting certain requirements imposed by the Internal Revenue Code (the "Code"), which we must meet every year. The owners of common units are considered partners in the Partnership so long as they do not loan their common units to others to cover short sales or otherwise dispose of those units. Accordingly, we pay no federal income taxes, and each common unitholder is required to report on the unitholder's federal income tax return the unitholder's share of our income, gains, losses and deductions. In general, cash distributions to a common unitholder are taxable only if, and the extent that, they exceed the tax basis in the common units held.

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

      Ownership of Common Units by Tax-Exempt Organizations and Certain Other Investors

      An investment in common units by tax-exempt organizations (including IRAs and other retirement plans), regulated investment companies (mutual funds) and foreign persons raises issues unique to such persons. Virtually all income allocated to a unitholder that is a tax-exempt organization is unrelated business taxable income and, thus, is taxable to such a unitholder. Recent legislation treats net income derived from the ownership of certain publicly traded partnerships (including us) as qualifying income to a regulated investment company. However, this legislation is only effective for taxable years beginning after October 22, 2004, the date of enactment. For taxable years beginning on or before the date of enactment, very little of our income will be qualifying income to a regulated investment company. Furthermore, a unitholder who is a nonresident alien, foreign corporation or other foreign person is regarded as being engaged in a trade or business in the United States as a result of ownership of a common unit and, thus, is required to file federal income tax returns and to pay tax on the unitholder's share of our taxable income. Finally, distributions to foreign unitholders are subject to federal income tax withholding.

ITEM 3. LEGAL PROCEEDINGS

      We are involved from time to time in various claims, lawsuits and administrative proceedings incidental to our business. In our opinion, the ultimate outcome, if any, of such proceedings is not expected to have a material adverse effect on the financial condition or results of our operations. (See
Note 17. Commitments and Contingencies.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Units are listed on the American Stock Exchange under the symbol "GEL". The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit and the amount of cash distributions paid per Common Unit.

                                                                         Price Range
                                                                 -------------------------          Cash
                                                                   High              Low       Distributions(1)
                                                                 --------         --------     ----------------
2003
First Quarter...............................................     $   5.70         $   4.11         $     -
Second Quarter..............................................     $   6.59         $   4.62         $  0.05
Third Quarter...............................................     $   7.60         $   5.10         $  0.05
Fourth Quarter..............................................     $  10.00         $   6.85         $  0.05
2004
First Quarter...............................................     $  12.65         $   9.65         $  0.15
Second Quarter..............................................     $  13.19         $   8.80         $  0.15
Third Quarter...............................................     $  12.50         $  10.66         $  0.15
Fourth Quarter..............................................     $  12.80         $  11.30         $  0.15

---------------------

(1) Cash distributions are shown in the quarter paid and are based on the prior quarter's activities.

      At December 31, 2004, there were 9,313,811 Common Units outstanding, including 688,811 Common Units held by our General Partner. As of December 31, 2004, there were approximately 5,000 record holders and beneficial owners (held in street name) of our Common Units.

      We distribute all of our Available Cash, as defined in the Partnership Agreement, within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements, adjusted for net changes to cash reserves. Cash reserves are the amounts deemed necessary or appropriate, in the reasonable discretion of our general partner, to provide for the proper conduct of our business or to comply with applicable law, any of our debt instruments or other agreements. The full definition of Available Cash is set forth in the Partnership Agreement and amendments thereto, which is filed as an exhibit to this Form 10-K.

      Our target minimum quarterly distribution is $0.20 per Common Unit. In addition to its 2% general partner interest, our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

      We did not pay regular distributions for the fourth quarter of 2001 or for 2002. In 2003, we began paying quarterly distributions again with distributions for the first quarter of 2003 of $0.05 per unit. Beginning in the fourth quarter of 2003, we increased our distribution to $0.15 per unit (which was paid in February 2004).

ITEM 6.  SELECTED FINANCIAL DATA

      The table below includes selected financial data for the Partnership for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 (in thousands, except per unit and volume data).

                                                                               Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                  2004             2003          2002                2001               2000
                                              ----------        -----------   ------------       ------------       ------------
INCOME STATEMENT DATA:
Revenues:
    Crude oil gathering & marketing.......    $  901,902        $   641,684   $    639,143(1)    $  3,001,632       $  3,897,799
    Pipeline transportation...............        16,680             15,134         13,485              9,948             10,728
    CO2 marketing.........................         8,561              1,079              -                  -                  -
                                              ----------        -----------   ------------       ------------       ------------
       Total revenues.....................       927,143            657,897        652,628          3,011,580          3,908,527
Costs and expenses:
    Crude oil and field operating.........       897,868            633,776        627,966(1)       2,991,904          3,887,474
    Pipeline operating....................         8,137             10,026          8,076              7,038              5,342
    CO2 marketing transportation costs....         2,799                355              -                  -                  -
    General and administrative expenses...        11,031              8,768          7,864             11,307             10,623
    Depreciation and amortization.........         7,298(2)           4,641          4,603             14,929(2)           6,023
    Change in fair value of derivatives...             -                  -          1,279             (1,681)                 -
    Loss (gain) from sales of surplus
      assets..............................            33               (236)          (705)              (167)            (1,148)
    Other operating charges...............             -                  -          1,500              1,500              1,387
                                              ----------        -----------   ------------       ------------       ------------
       Total costs and expenses...........       927,166            657,330        650,583          3,024,830          3,909,701
                                              ----------        -----------   ------------       ------------       ------------
Operating (loss) income from continuing
      operations..........................           (23)               567          2,045            (13,250)            (1,174)
Interest expense, net.....................          (926)              (986)        (1,035)              (527)            (1,010)
Minority interests effects................             -                  -              -                  1                223
                                              ----------        -----------   ------------       ------------       ------------
(Loss) income in continuing operations
      before cumulative effect of change
      in accounting principle.............          (949)              (419)         1,010            (13,776)            (1,961)
(Loss) income from discontinued
      operations..........................          (463)            13,741          4,082            (30,303)(2)          2,142
Cumulative effect of change in accounting
      principle, net of minority interest
      effect..............................             -                  -              -                467                  -
                                              ----------        -----------   ------------       ------------       ------------
Net (loss) income.........................    $   (1,412)       $    13,322   $      5,092       $    (43,612)      $        181
                                              ==========        ===========   ============       ============       ============
Net (loss) income per common unit-basic
      and diluted:
    Continuing operations.................    $    (0.10)       $     (0.05)  $       0.12       $      (1.57)      $      (0.22)
    Discontinued operations...............         (0.05)              1.55           0.46              (3.44)              0.24
    Cumulative effect of change in
      accounting principle................             -                  -              -               0.05                  -
                                              ----------        -----------   ------------       ------------       ------------
    Net (loss) income.....................    $    (0.15)       $      1.50   $       0.58       $      (4.96)      $       0.02
                                              ==========        ===========   ============       ============       ============
Cash distributions per common unit:.......    $     0.60        $      0.15   $       0.20       $       0.80       $       2.28

                                                                            Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                 2004              2003           2002               2001               2000
                                              ----------        -----------   ------------       ------------       ------------
BALANCE SHEET DATA (AT END OF PERIOD):
Current assets..........................      $   77,396        $    88,211   $     92,830       $    182,100       $    350,604
Total assets  ..........................         143,154            147,115        137,537            230,113            449,343
Long-term liabilities...................          15,460              7,000          5,500             13,900                  -
Minority interests......................             517                517            515                515                520
Partners' capital.......................          45,239             52,354         35,302             32,009             82,615

OTHER DATA:
Maintenance capital expenditures(3).....      $      939        $     4,178   $      4,211       $      1,882       $      1,685
Volumes-continuing operations:
    Crude oil gathering and marketing:
      Wellhead (bpd)....................          45,919             45,015         47,819             67,373             94,995
      Bulk and exchange (bpd)...........          14,500             11,790         25,610(1)         253,159            264,235
    Crude oil pipeline (bpd)............          63,441             66,959         71,870             80,408             82,092
    CO2 marketing (Mcf per day).........          45,312             36,332(4)           -                  -                  -

(1) At the end of 2001, we changed our business model to substantially eliminate bulk and exchange transactions due to relatively low margins and high credit requirements.

(2) In 2004, we recorded an impairment charge of $0.9 million related to our pipeline operations. In 2001, we recorded an impairment charge of $45.1 million, with $35.5 million of that amount included in discontinued operations. This impairment charge related to goodwill and our pipeline operations.

(3) Maintenance capital expenditures are capital expenditures to replace or enhance partially or fully depreciated assets to sustain the existing operating capacity or efficiency of our assets and extend their useful lives.

(4) Represents average daily volume for the two month period in 2003 that we owned the assets.

      The table below summarizes our quarterly financial data for 2004 and 2003 (in thousands, except per unit data).

                                                                           2004 Quarters
                                                       --------------------------------------------------
                                                         First         Second        Third       Fourth
                                                       ----------    ----------    ----------  ----------
Revenues - continuing operations................       $  198,912    $  232,107    $  250,736  $  245,388
Operating (loss) income - continuing
 operations.....................................       $     (612)   $    1,488    $     (156) $     (743)
(Loss) income from continuing
 operations.....................................             (782)        1,160          (359)       (968)
Loss from discontinued operations...............             (223)          (61)          (35)       (144)
Net (loss) income...............................       $   (1,005)   $    1,099    $     (394) $   (1,112)
Net (loss) income per Common Unit-basic and
 diluted........................................       $    (0.11)   $     0.12    $    (0.04) $    (0.12)

                                                                           2003 Quarters
                                                       --------------------------------------------------
                                                         First         Second        Third       Fourth
                                                       ----------    ----------    ----------  ----------
Revenues - continuing operations................       $  175,682    $  146,670    $  157,094  $  178,451
Operating income (loss) - continuing
  operations....................................       $      924    $      907    $   (1,409) $      145
Income (loss) from continuing operations........              382           749        (1,565)         15
Income from discontinued operations.............              497         1,141           352      11,751
Net income (loss)...............................       $      879    $    1,890    $   (1,213) $   11,766
Net income (loss) per Common Unit - basic and
 diluted........................................       $     0.10    $     0.21    $    (0.14) $     1.28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Included in Management's Discussion and Analysis are the following sections:

         -  Overview of 2004

         -  Acquisitions in 2005

         -  Critical Accounting Policies

         -  Results of Operations and Outlook for 2005 and Beyond

         -  Liquidity and Capital Resources

         -  Commitments and Off-Balance Sheet Arrangements

         -  Other Matters

         -  New Accounting Pronouncements

         -  Risk Factors

      In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are Segment Margin and Available Cash. Our profitability depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less cost of sales and operating expense, and does not include depreciation and amortization. A reconciliation of Segment Margin to income from continuing operations is included in our segment disclosures in Note 9 to the consolidated financial statements. Available Cash is a non-GAAP liquidity measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash and a reconciliation of this measure to cash flows from operations, see "Liquidity and Capital Resources - Non-GAAP Financial Measure" below.

   OVERVIEW OF 2004

      Genesis Energy, L.P. is a Delaware limited partnership that is publicly traded on the American Stock Exchange. We operate through Genesis Crude Oil, L.P., and its subsidiary partnerships, Genesis Pipeline Texas, L.P., Genesis Pipeline, USA, L.P., Genesis CO2 Pipeline, L.P. and Genesis Natural Gas Pipeline, L.P. Our operations are managed through our general partner, Genesis Energy, Inc., a wholly-owned indirect subsidiary of Denbury Resources Inc. The general partner holds a 2% general partner interest and a 7.25% limited partner interest and public unitholders hold an aggregate 90.75% limited partner interest in Genesis Energy, L.P.

      We operate in three business segments - crude oil gathering and marketing, pipeline transportation and CO2 marketing. We generate revenues by selling crude oil and CO2 and by charging fees for the transportation of crude oil, natural gas and CO2 on our pipelines. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil, the costs of transporting the crude oil, natural gas and CO2 to the customer, and the costs of operating our assets.

      Our primary goal is to generate Available Cash for our unitholders. This Available Cash is then distributed quarterly to our unitholders. During 2004, we generated Available Cash before reserves that exceeded the amount we distributed by more than ten percent. In 2004, we improved our ability to meet this goal by:

      -  Expanding our credit facility to include an acquisition component;

      - Purchasing a CO2 volumetric production payment and related marketing contracts; and

      - Building three new pipeline segments for crude oil and CO2 transportation.

      Additionally, in 2005, we have entered into two transactions to acquire assets to increase Available Cash for distribution to our unitholders.

      In June 2004, we replaced our existing bank credit facility with a group of banks led by Bank of America as agent with a $100 million senior secured bank credit facility (the "Credit Agreement"). The Credit Agreement consists of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving credit facility.

      During the third quarter of 2004, we acquired a 33 Bcf volumetric production payment and related industrial sales contracts from Denbury for $4.7 million, further expanding our CO2 marketing business.

      Our continuing gathering and marketing segment did not perform as well as expected in 2004. Volatility in P-Plus market prices for crude oil continued to create fluctuations in our crude oil gathering and marketing segment margin. Higher field costs due to increased fuel prices and increases in payroll and fleet repair costs also contributed to reduce our margin in this segment.

      Our pipeline transportation segment showed improvement in 2004. Revenues from our pipeline transportation operations increased primarily due to tariff increases and the sale of crude oil volumes deducted from shippers as pipeline loss allowances that exceeded actual losses. The high crude oil prices in 2004 increased our segment margin from these sales.

      During 2004, we incurred expenses totaling $1.3 million for professional services to assist us in the internal control documentation and assessment provisions of the Sarbanes-Oxley Act including additional audit fees related to this process.

   ACQUISITIONS IN 2005

      Gas Gathering and Marketing Assets

      In January 2005, we acquired fourteen natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from Multifuels Energy Asset Group, L.P. for $3.1 million. These fourteen systems total to 60 miles of pipeline and related assets. This acquisition was financed through our Credit Agreement. This acquisition will enable us to complement our existing operations enabling us to provide gas gathering and marketing services in areas where we have existing operations and relationships with oil and gas producers.

      Syngas Investment

      On February 3, 2005 we entered into a definitive agreement with TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc., to purchase its 50% partnership interest in T & P Syngas Supply Company (T&P Syngas) for $13.5 million, subject to normal closing conditions. The acquisition is subject to a right of first refusal held by Praxair Hydrogen Supply, Inc. ("Praxair"), which holds the other 50% interest in the partnership. Praxair must exercise the right of first refusal within 60 days of February 4, 2005.

      T&P Syngas is a partnership that owns a syngas manufacturing facility located in Texas City, Texas. This facility processes natural gas to produce syngas (a combination of carbon monoxide and hydrogen) and high pressure steam. All of the syngas and steam produced by the facility is sold to Praxair under a long-term processing agreement.

      The acquisition, if concluded, will be financed through our Credit Agreement.

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from those estimates. Significant accounting policies that we employ are presented in the notes to the consolidated financial statements (See Note 2. Summary of Significant Accounting Policies.)

      Critical accounting policies and estimates are those that are most important to the portrayal of our financial results and positions. These policies require management's judgment and often employ the use of information that is inherently uncertain. Our most critical accounting policies pertain to revenue and expense accruals, pipeline loss allowance recognition, depreciation, amortization and impairment of long-lived assets and contingent and environmental liabilities. We discuss these policies below.

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

      The provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, require that estimates be made of the effectiveness of derivatives as hedges and the fair value of derivatives. The actual results of the transactions involving the derivative instruments will most likely differ from the estimates. We make very limited use of derivative instruments; however, when we do, we base these estimates on information obtained from third parties and from our own internal records.

      We believe our estimates for revenue and expense items are reasonable, but there can be no assurance that actual amounts will not vary from estimated amounts.

      Pipeline Loss Allowance Recognition

      Numerous factors can cause crude oil volumes to expand and contract. These factors include temperature of both the crude oil and the surrounding atmosphere and the quality of the crude oil, in addition to inherent imprecision of measurement equipment. As a result of these factors, crude oil volumes fluctuate, which can result in losses in volumes of crude oil in the custody of the pipeline that belongs to the shippers. In order to compensate the pipeline for bearing the risk of actual losses in volumes that occur, the pipeline generally has established in its tariffs the right to make volumetric deductions from the shippers for quality and volumetric fluctuations. We refer to these deductions as pipeline loss allowances.

      We compare these allowances to the actual volumetric gains and losses of the pipeline and the net gain or loss is recorded as revenue or expense, based on prevailing market prices at that time. When net gains occur, the pipeline company has crude oil inventory. When net losses occur, we reduce any recorded inventory on hand and record a liability for the purchase of crude oil that we must make to replace the lost volumes. We reflect inventories in the financial statements at the lower of the recorded value or the market value at the balance sheet date. We value liabilities to replace crude oil at current market prices. The crude oil in inventory can then be sold, resulting in additional revenue if the sales price exceeds the inventory value.

      We cannot predict future pipeline loss allowance revenue because these revenues depend on factors beyond management's control such as the crude oil quality and temperatures, as well as crude oil market prices.

      Depreciation, Amortization and Impairment of Long-Lived Assets

      In order to calculate depreciation and amortization we must estimate the useful lives of our fixed assets at the time the assets are placed in service. We base our calculation of the useful life of an asset on our experience with similar assets. Experience, however, can cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

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

      Liability and Contingency Accruals

      We accrue reserves for contingent liabilities including environmental remediation and potential legal claims. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make accruals. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved.

      In 2001, we recorded an estimate of $1.5 million for the potential liability for fines related to the crude oil spill in December 1999 from our Mississippi pipeline system. After assessing information obtained in meetings with the government, we increased this estimate to a total of $3.0 million in 2002. We paid fines totaling $3.0 million in 2004.

      We also make estimates related to future payments for environmental costs to remediate existing conditions attributable to past operations. Environmental costs include costs for studies and testing as well as remediation and restoration. We sometimes make these estimates with the assistance of third parties involved in monitoring the remediation effort.

      We have recorded an estimate for the additional costs expected to be incurred to complete the remediation of the site of the Mississippi crude oil pipeline spill. We based this estimate upon expectations of the additional work to be performed to meet regulatory requirements and restore the site. Because the costs of remediation and restoration for this spill are covered by insurance, we recorded a receivable from the insurers for a similar amount.

      We believe our estimates for contingent liabilities are reasonable, but we cannot assure you that actual amounts will not vary from estimated amounts.

   RESULTS OF OPERATIONS AND OUTLOOK FOR 2005 AND BEYOND

   CRUDE OIL GATHERING AND MARKETING OPERATIONS

      The key factors affecting our crude oil gathering and marketing segment margin include production volumes, volatility of P-Plus, volatility of grade differentials, inventory management, field operating costs and credit costs.

      Segment margins from gathering and marketing operations are a function of volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels for crude oil do not necessarily bear a relationship to segment margin as absolute price levels normally impact revenues and costs of sales by equivalent amounts. Because period-to-period variations in revenues and costs of sales are not generally meaningful in analyzing the variation in segment margin for gathering and marketing operations, these changes are not addressed in the following discussion.

      In our gathering and marketing business, we seek to purchase and sell crude oil at points along the Distribution Chain where we can achieve positive margins. We generally purchase crude oil at prevailing prices from producers at the wellhead under short-term contracts. We then transport the crude along the Distribution Chain for sale to or exchange with customers. Additionally, we generally enter into exchange transactions with third parties when the cost of the exchange is less than the alternate cost we would incur in transporting or storing the crude oil. In addition, we often exchange one grade of crude oil for another to maximize margins or meet contract delivery requirements. Prior to the first quarter of 2002, we purchased crude oil in bulk at major pipeline terminal points. These bulk and exchange transactions were characterized by large volumes and narrow profit margins on purchases and sales.

      Generally, as we purchase crude oil, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. We do not hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes.

      A significant factor affecting our gathering and marketing segment margins is the change in domestic production of crude oil. Short-term and long-term price trends impact the amount of capital that oil producers have available to maintain existing production and to invest in developing crude reserves, which in turn impacts the amount of crude oil that is available to be gathered and marketed by us and our competitors. During the last three years, posted prices for West Texas Intermediate crude oil have ranged from a low near $16 per barrel to a high of almost $50 per barrel. The volatility in prices over the last three years makes it very difficult to estimate the volume of crude oil available to purchase. We expect to continue to be subject to volatility and long-term declines in the availability of crude oil production for purchase.

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

      Most of our contracts for the purchase and sale of crude oil have components in the pricing provisions such that the price paid or received is adjusted for changes in the market price for crude oil. The pricing in the majority of our purchase contracts contain the market price component, a bonus that is not fixed, but instead is based on another market factor and a deduction to cover the cost of transporting the crude oil and to provide us with a margin. This floating bonus is usually the price quoted by Platt's for WTI "P-Plus". Typically the pricing in a contract to sell crude oil will consist of the market price component and P-Plus. The margin on individual transactions is then dependent on our ability to manage our transportation costs.

      The pricing in some contracts to purchase crude oil will consist of the market price component and a bonus, which is generally a fixed amount ranging from a few cents to several dollars. When the bonus for purchases of crude oil is fixed and P-Plus floats in the sales contracts, the margin on individual transactions can vary from month-to-month depending on changes in the P-Plus component as well as our management of transportation costs.

      P-Plus does not consistently move in correlation with the price of crude oil in the market. P-Plus is affected by numerous factors such as future expectations for changes in crude oil prices that can cause the variance from current changes in crude oil prices.

      A few of our purchase contracts and some sale contracts also include a component for grade differentials. The grade refers to the type of crude oil. Crude oil from different wells and areas can have different chemical compositions. These different grades of crude oil will appeal to different customers depending on the processing capabilities of the refineries that ultimately process the crude oil. We may buy crude oil under a contract where we considered the typical grade differences in the market when we set the fixed bonus. If we then sell the oil under a contract with a floating grade differential in the formula, and that grade differential fluctuates, then we can experience an increase or decrease in our margin from that oil purchase and sale. This volatility in grade differentials can affect the volatility of our gathering and marketing segment margin.

      Our purchase and sales contracts are primarily "evergreen" contracts, which means they continue from month to month unless one of the parties to the contract gives 30-days notice of cancellation. In order to change the pricing in a fixed bonus contract, we would have to give 30-days notice that we want to cancel or renegotiate the contract. As a result, this time requirement for notice, means that at least a month will pass before the fixed bonus can be reduced to correspond with a decrease in the P-Plus component of the related sales contract. In this case, our margin would be reduced until such a change is made. Because of the volatility of P-Plus, it is not practical to renegotiate every purchase contract for every change in P-Plus. Accordingly, segment margins from the sale of the crude oil may be volatile as a result of these timing differences.

      Another factor that can contribute to volatility in our earnings is inventory management. Generally contracts for the purchase of crude oil will state that we will buy all of the production for the month from a particular well. We generally aggregate the volumes purchased from numerous wells and deliver the crude oil into a pipeline where we sell the crude oil to a third party. While oil producers can make estimates of the volume of oil that their wells will produce in a month, they cannot state absolutely how much oil will be produced. In some cases, our sales contracts state a specific volume to be sold. Consequently, if a well produces more than expected, we will purchase volumes in a month that we have not contracted to sell. We hold these volumes as inventory and sell them in a later month. If the market price of crude oil declines below its cost while we have these inventory volumes, then we recognize a loss in our financial statements. If the market price rises, then we realize a gain when we sell the unexpected volume of inventory in a later month at higher prices. During 2004, we changed many of our sales contract arrangements so that volumes sold are the same as the volumes purchased in an effort to limit our exposure to these price fluctuations by minimizing inventory builds and draws.

      Field operating costs primarily consist of the costs to operate our fleet of 53 trucks (51 leased and 2 owned) used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 54% of these costs are variable and increase or decrease with volumetric changes. These costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

      Operating results from continuing operations for our crude oil gathering and marketing segment were as follows.

                                                                           Years Ended December 31,
                                                            ------------------------------------------------------
                                                                2004                 2003                2002
                                                            -------------       --------------       -------------
                                                                                (in thousands)
Revenues................................................    $     901,902       $      641,684       $     639,143
Crude oil costs.........................................          883,988              622,279             616,050
Field operating costs...................................           13,880               11,497              11,916
Change in fair value of derivatives.....................                -                    -               1,279
                                                            -------------       --------------       -------------
     Segment margin.....................................    $       4,034       $        7,908       $       9,898
                                                            =============       ==============       =============
Volumes per day from continuing operations:
     Crude oil wellhead - barrels.......................           45,919               45,015              47,819
     Crude oil total - barrels..........................           60,419               56,805              73,429

      Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

      Gathering and marketing segment margins decreased $3.9 million or 49% to $4.0 million for the year ended December 31, 2004, as compared to $7.9 million for the year ended December 31, 2003.

      Contributing to this reduction in segment margin were two primary factors as follows:

      - A $2.9 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale. The decrease on the margin between the sales and purchase prices of the crude oil is attributable primarily to increases in P-Plus in the first half of 2003 that we benefited from significantly. In response to the decline in P-Plus during the latter half of 2003, we changed many of our fixed bonus contracts to fluctuating bonuses based on P-Plus, and as a result, we did not experience the same increases in margin when P-plus increased in 2004.

      - A $2.4 million increase in field operating costs, from increased fuel costs to operate our tractor/trailers, additional employee compensation and benefit costs due to additional volumes, and higher insurance costs and higher vehicle maintenance costs. Although we reduced operations in 2004 from 2003 levels with the sale of a large part of our Texas operations, our insurance, safety and other fixed costs did not decline proportionately. Competitive pressures made it difficult to reduce crude oil purchase prices to offset the increases in field operating costs.

Partially offsetting these decreases was a 6% increase in daily wellhead, bulk and exchange purchase volumes between 2003 and 2004, resulting in a $1.3 million increase in segment margin. Additionally credit costs declined by $0.1 million as we reduced the number of letters of credit we issued.

      Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

      Gathering and marketing segment margins decreased $2.0 million or 20% to $7.9 million for the year ended December 31, 2003, as compared to $9.9 million for the year ended December 31, 2002.

      A 22 percent decrease in wellhead, bulk and exchange purchase volumes between 2002 and 2003, resulting in a $5.3 million decrease in segment margin, was the primary reason for this decrease.

      Factors offsetting this decrease were:

         - A $1.6 million increase in segment margin due to an increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale. Although P-Plus declined significantly in the latter half of 2003, the average for 2003 of $4.065 per barrel was 25% higher than the average for 2002 of $3.261 per barrel. This price increase was not enough however to offset the decline in volumes; and

         - a $0.4 million decrease in field operating costs, primarily from a $0.5 million decrease in payroll and benefits, offset by a $0.1 million increase in repair costs. The decreased payroll-related costs can be attributed to an approximate 6 percent decrease in the wellhead volumes. The increase in repair costs is attributable primarily to repairs at truck unloading stations.

         - a $1.3 million change in the fair value of our net asset for derivatives. As a result of the significant reduction in our bulk and exchange activities at December 31, 2001, and a review of contracts existing at December 31, 2002, we determined that substantially all of our contracts did not meet the requirement for treatment as derivative contracts under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended and interpreted). The contracts were designated as normal purchases and sales under the provisions for that treatment in SFAS No. 133. As a result, the fair value of the Partnership's net asset for derivatives decreased in 2002.

      We changed our business model in 2002 to substantially eliminate our bulk and exchange activity due to the relatively low margins and high credit requirements for these transactions. Additionally, we reviewed our wellhead purchase contracts to determine whether margins under those contracts would support higher credit costs. In some cases, we cancelled contracts. These volume reductions began in late 2001 and continued into the first half of 2002. Volumes beginning in the third quarter of 2002 remained relatively stable at an average of 55,000 to 60,000 barrels per day.

      Outlook for 2005 and Beyond

      Based on past experience and knowledge of the crude oil gathering and marketing segment, we continue to expect volatility from this segment. We continue to take steps to improve the performance of this segment. These steps include effectively managing relationships with suppliers; inventory management; controlling field costs; and improving operational efficiency in the field. Additionally, we will continue to evaluate opportunities to dispose of or to make further investments in components of this segment in order to improve its performance.

   PIPELINE OPERATIONS

      We operate three common carrier crude oil pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Volumes shipped on these systems for the last three years are as follows (barrels per day):

Pipeline System      2004        2003        2002
---------------    -------     -------     -------
Texas               36,413      43,388      47,987
Mississippi         12,589       8,443       7,426
Jay                 14,440      15,128      16,455

      In 2003, we sold or abandoned significant portions of our Texas System. The segments we retained and continue to operate are from West Columbia to Webster, from Webster to Texas City, and from Webster to a shipper's facility in Houston. Information on the segments sold or abandoned is discussed in the section "Discontinued Operations" below. The following information pertains only to continuing operations.

      Volumes on our Texas System averaged 36,413 barrels per day during 2004. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the Texas System to TEPPCO, we had a joint tariff with TEPPCO through October 2004 under which we earned $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities.

This tariff declined to $0.20 per barrel in November 2004. Most of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

      The Mississippi System begins in Soso, Mississippi and extends to Liberty, Mississippi. At Liberty, shippers can transfer the crude oil to a connection to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The system has been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle future increases in production volumes in the area that are expected, we have made capital expenditures for tank, station and pipeline improvements and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

      Beginning in September 2004, Denbury became a shipper on the Mississippi System, under an incentive tariff, designed to encourage shippers to increase volumes shipped on the pipeline. Prior to this point, Denbury sold its production to us before it entered the pipeline.

      The second segment of the pipeline from Liberty to near Baton Rouge, Louisiana has been out of service since February 1, 2002. A connecting carrier tested its pipeline and decided not to reactivate its pipeline. During the second quarter of 2004 we displaced the crude oil in this segment with inhibited water. In 2004 and 2003, this segment made no contribution to pipeline revenues. In the third quarter of 2004, we wrote this segment down to its estimated salvage value, recording an impairment charge of $0.9 million.

      In the fourth quarter of 2004, we constructed two segments of crude oil pipeline to connect producing fields operated by Denbury to our Mississippi System. One of these segments was placed in service in 2004 and the other will begin operation in the first quarter of 2005. Denbury will pay us a minimum payment each month for the right to use these pipeline segments. We account for these arrangements as direct financing leases.

      The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Volumes have declined from an annual average of 16,455 in 2002 to 15,128 in 2003 and to 14,440 barrels per day in 2004, although the decline in 2004 can be attributed to Hurricane Ivan that hit the panhandle of Florida in mid-September. While our facilities experienced minimal damage from the storm, power outages in the area shut down our crude oil pipeline transportation operations through the end of September. If volumes in September and October 2004 had been the same as in the last two months of 2004, the overall volume for 2004 would have been the same as in 2003. Many of the costs to operate our pipeline are fixed costs, including the costs of compliance with environmental regulations and the costs of insurance, so the decline in volumes has necessitated increases in tariffs. The only shipper on the largest portion of the pipeline agreed to tariff rate increases in 2002 and 2003 that have helped offset the declines in the volumes and increased costs of operating this pipeline. Increases in crude oil prices in 2004 resulted in greater profit from the sale of pipeline loss allowance volumes.

      Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs and costs of compliance with regulations. Some of these costs are not predictable, such as failures of equipment, or are not within our control, like power cost increases. We perform regular maintenance on our assets to keep them in good operational condition and to minimize cost increases.

      In the fourth quarter of 2004 we constructed a CO2 pipeline in Mississippi to transport CO2 from Denbury's main CO2 pipeline to an oil field to which we also constructed an oil pipeline to bring the oil from the field to our existing Mississippi pipeline. Denbury has the exclusive right to use this CO2 pipeline. This arrangement has been accounted for as a direct financing lease.

      Operating results from continuing operations for our pipeline transportation segment were as follows.

                                                                           Years Ended December 31,
                                                            ------------------------------------------------------
                                                                2004                 2003                 2002
                                                            -------------       --------------       -------------
                                                                                (in thousands)
Revenues, including revenues from direct
     financing leases...................................    $      16,680        $      15,134       $      13,485
Pipeline operating costs................................            8,137               10,026               8,076
                                                            -------------        -------------       -------------
     Segment margin.....................................    $       8,543        $       5,108       $       5,409
                                                            =============        =============       =============
Volumes per day from continuing operations:
     Crude oil pipeline - barrels.......................           63,441               66,959              71,870

      Year  Ended December 31, 2004 Compared with Year Ended December 31, 2003

      Pipeline segment margin increased $3.4 million to $8.5 million for 2004, as compared to $5.1 million for 2003. The increase in pipeline segment margin is attributable to the following factors:

      - A $1.2 million increase in pipeline revenues from volumetric gain barrels due to higher sales prices for crude oil;

      - A $0.3 million increase in tariff revenues due to higher average tariff rates partially offset by lower volumes; and

      - A $1.9 million decrease in pipeline operating costs. In 2003, we recorded a charge of $0.7 million for an accrual for the removal of an abandoned offshore pipeline. In 2004, we received permission to abandon the pipeline in place. As a result we reversed $0.1 million of the amounts previously accrued. The charges and reversal resulted in a change of $0.8 million in pipeline operating costs between the periods. Additionally, repairs, right-of-way maintenance and regulatory testing and compliance expenses in the 2004 period were $0.9 million less than in 2003. Changes in other operating costs resulted in another $0.2 million of decreased costs.

      The CO2 pipeline, which was operational for one month in 2004, contributed approximately $25,000 of the segment margin in 2004.

      Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Pipeline segment margin decreased $0.3 million, or 6%, to $5.1 million for the year ended December 31, 2003, as compared to $5.4 million for the year ended December 31, 2002. The factors decreasing pipeline segment margin were:

      - a seven percent decrease in throughput between the two years, resulting in a revenue decrease of $0.8 million; and

      - a $1.9 million increase in pipeline operating costs in 2003. In the third quarter we recorded an asset retirement obligation of $0.7 million related to an offshore pipeline. Pipeline operating costs increased $0.1 million for personnel and benefits costs related to additions of operations and engineering staff, and $0.1 million for costs associated with work vehicles for the new staff. Costs associated with maintenance of right-of ways and costs for testing under pipeline integrity regulations increased a combined $0.2 million. In 2003, we increased safety training for pipeline operations personnel at a cost of $0.3 million. Insurance costs increased $0.2 million due to the combination of insurance market conditions and our loss history. Other operating costs, including power costs increased a total of $0.3 million.

      Partially offsetting these decreases were the following factors:

      - a 22 percent increase in the average tariff on shipments resulting in a $2.3 million increase in revenue; and

      - a $0.1 million increase in revenues from sales of pipeline loss allowance barrels primarily as a result of higher crude oil market prices resulting in more revenue on these volumes.

      Outlook for 2005 and Beyond

      Volumes on the Texas System declined 16% in 2004 from 2003 levels. We anticipate that volumes on the Texas System may continue to decline as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

      In November 2004, our share of the joint tariff with TEPPCO and ExxonMobil was reduced to $0.20 per barrel. Based on volumes shipped in the fourth quarter of 2004, we expect that this change will reduce tariff revenues by $1.9 million annually. Under a tank rental reimbursement arrangement with the largest shipper on the Texas System that begins in January 2005, we will receive a reimbursement for the costs of renting tankage at Webster. This tank reimbursement is expected to increase revenues from the Texas System by $0.5 million annually, offsetting a portion of the expected decrease in tariff revenues.

      We completed a hydrotest in the first quarter of 2005 that we believe will allow us to continue to operate the West Columbia to Webster segment of pipeline for service in heavy oil. This oil will be shipped under a joint tariff with TEPPCO. The shippers agreed to an increase in this tariff during the fourth quarter of 2004 if we would continue to provide this service which will provide us with additional return on our investment in this segment. We expect an annual increase in tariff revenues, based on volumes shipped in the fourth quarter of 2004, of $0.6 million.

      Denbury is the largest oil and gas producer in Mississippi. Our Mississippi pipeline is adjacent to several of Denbury's existing and prospective oil fields. There are mutual benefits to Denbury and us due to this common production and transportation area. As Denbury continues to acquire and develop old oil fields using CO2 based tertiary recovery operations, Denbury expects to add crude oil gathering and CO2 supply infrastructure to these fields. Further, as the fields are developed over time, it may create increased demand for our crude oil transportation services. Beginning in September 2004, Denbury began shipping on our Mississippi pipeline rather than selling the crude oil to us to market and ship on our Mississippi System. We also restructured our tariffs to provide additional return on the investments we have made and will continue to make in the Mississippi System.

      We built a CO2 pipeline to connect Denbury's existing CO2 pipeline to the Brookhaven oil field in Mississippi. The agreement with Denbury provides for a minimum capacity charge that will provide $0.6 million of annual payments to us for eight years with a commodity charge for volumes in excess of a threshold volume. The segments of crude oil pipeline we constructed to Denbury's Olive and Brookhaven fields also have agreements providing for minimum capacity charges for ten years with commodity charges for volumes in excess of threshold volumes. The annual payments under these crude oil agreements will provide a combined total of $0.6 million of annual payments to us. The Brookhaven CO2 and Olive pipelines went into service in 2004 and the Brookhaven oil pipeline is expected to begin service in the first quarter of 2005. We account for these arrangements as direct financing leases.

      The production shipped from oil fields surrounding our Jay System comes from a combination of new fields with estimated short production lives and older fields that have been producing for 20 to 30 years and are in the latter stages of their economic lives. We believe that the highest and best use of the Jay System would be to convert it to natural gas service. We continue to review opportunities to effect such a conversion. This initiative is in a very preliminary stage. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2005 or 2006.

      We will continue to evaluate opportunities to dispose of or to make further investments in components of this segment in order to improve its performance.

   CARBON DIOXIDE (CO2) MARKETING OPERATIONS

      In November 2003, we acquired a volumetric production payment ("VPP") of
167.5 Bcf of CO2 from Denbury and in September 2004 we acquired an additional
33.0 Bcf VPP. Denbury owns 2.7 trillion cubic feet of estimated proved reserves of CO2 in the Jackson Dome area near Jackson, Mississippi. In addition to the production payments, Denbury also assigned to us five of their existing long-term CO2 contracts with industrial customers. Denbury owns the pipeline that is used to transport the CO2 to our customers as well as to its own tertiary recovery operations.

      The volumetric production payments entitle us to a maximum daily quantity of CO2 of 65,250 million cubic feet (Mcf) per day through December 31, 2009, 55,750 Mcf per day for the calendar years 2010 through 2012, and 37,750 Mcf per day beginning in 2013 until we have received all volumes under the production payments. Under the terms of transportation agreements with Denbury, Denbury will process and deliver this CO2 to our industrial customers and receive a fee from us of $0.16 per Mcf, subject to adjustments for inflation, for those transportation services.

      The industrial customers treat the CO2 and transport it to their own customers. The primary industrial applications of CO2 by these customers include beverage carbonation and food chilling and freezing. Based on Denbury's and our experience in 2003 and 2004, we can expect some seasonality in our sales of CO2. The dominant months for beverage carbonation and freezing food are from April to October, when warm weather increases demand for beverages and the approaching holidays increase demand for frozen foods.

      The average daily sales (in mcfs) of CO2 for each quarter in 2004 and 2003 under these contracts were as follows:

Quarter      2004         2003
-------     -------     -------
First        45,671      45,038
Second       51,164      49,982
Third        53,095      50,679
Fourth       48,217      42,468

      The terms of our contracts with the industrial customers include minimum take-or-pay and maximum delivery volumes. The maximum daily contract quantity per year in the contracts totals 61,500 Mcf. Under the minimum take-or-pay volumes, the customers must purchase a total of 31,292 Mcf per day whether received or not. Any volume purchased under the take-or-pay provision in any year can then be recovered in a future year as long as the minimum requirement is met in that year. In the three years ended December 31, 2004, all three customers have purchased more than their minimum take-or-pay quantities, as shown in the table above.

      Our five industrial contracts expire at various dates beginning in 2010 and extending through 2016. The sales contracts contain provisions for adjustments for inflation to sales prices based on the Producer Price Index, with a minimum price.

      Operating results from continuing operations for our CO2 marketing segment were as follows.

                                                                           Years Ended December 31,
                                                        ------------------------------------------------------
                                                            2004                 2003                 2002
                                                        -------------       --------------       -------------
                                                                            (in thousands)
Revenues...........................................     $       8,561       $        1,079       $           -
Marketing costs....................................             2,799                  355                   -
                                                        -------------       --------------       -------------
     Segment margin................................     $       5,762       $          724       $           -
                                                        =============       ==============       =============
Volumes per day from continuing operations:
     Co2 marketing - Mcf...........................            45,312               36,332                   -

      The revenues, segment margin and average daily volumes reflected above for 2003 are for the two months that we owned the assets.

   DISCONTINUED OPERATIONS

      In the fourth quarter of 2003, we sold a significant portion of our Texas Pipeline System and the related crude oil gathering and marketing operations to TEPPCO Crude Oil, L.P. Additionally we sold other segments of our Texas Pipeline System that had been idled in 2002 to Blackhawk Pipeline, L.P., an affiliate of Multifuels, Inc. We abandoned in place other remaining segments not sold to these parties in 2003.

      TEPPCO paid us $21.6 million for the assets it acquired. We incurred transaction costs of $0.4 million which reduced the net proceeds to $21.2 million. TEPPCO also assumed responsibility for $0.6 million of unpaid royalties related to the crude oil purchase and sale contracts it assumed.

      We entered into joint tariff agreements whereby TEPPCO invoices, collects and shares with us the tariffs for transportation on the pipeline being sold and the segments we retained. We also agreed not to compete with TEPPCO in a 40-county area in Texas surrounding the pipeline for a five-year period.

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

      Under the terms of the sale to Blackhawk, we retained responsibility for any environmental matters related to the pipeline segments acquired by Blackhawk that are attributable to operations through December 31, 2003.

      Operating results from the discontinued operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                                   Year Ended December 31,
                                                                  -------------------------------------------------------
                                                                       2004                 2003                2002
                                                                  --------------       --------------       -------------
                                                                                       (in thousands)
Gathering and marketing and pipeline revenues...............      $            -       $      270,410       $     259,178
Costs and expenses:
 Crude costs and field operating costs......................                   5              256,986             243,262
 Pipeline operating costs...................................                 458               10,564               9,387
 General and administrative.................................                   -                  282                 425
 Depreciation and amortization..............................                   -                1,864               1,210
 Change in fair value of derivatives and other..............                   -                    -                 812
                                                                  --------------       --------------       -------------
     Total costs and expenses...............................                 463              269,696             255,096
                                                                  --------------       --------------       -------------
 Operating (loss) income from discontinued operations.......                (463)                 714               4,082
                                                                  --------------       --------------       -------------

Gain on disposal of assets..................................                   -               13,028                   -
                                                                  --------------       --------------       -------------

(Loss) income from operations from discontinued Texas
 System before minority interests...........................      $         (463)      $       13,742       $       4,082
                                                                  ==============       ==============       =============

      During 2004, we incurred costs totaling $0.5 million related to the dismantlement of assets that we abandoned in 2003.

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

      Pipeline margin from discontinued operations decreased by $1.2 million due to the following:

      - a two percent decrease in the average tariff on shipments resulting in a $0.1 million decrease in revenue;

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

   OTHER COSTS AND INTEREST

      General and administrative expenses were as follows.

                                                                           Years Ended December 31,
                                                            ------------------------------------------------------
                                                                2004                 2003                 2002
                                                            -------------       --------------       -------------
                                                                                (in thousands)
Expenses excluding the effect of stock appreciation
 rights plan............................................    $       9,880       $        8,540       $       7,864
Stock appreciation rights plan expense..................            1,151                  228                   -
                                                            -------------       --------------       -------------
     Total general and administrative expenses..........    $      11,031       $        8,768       $       7,864
                                                            =============       ==============       =============

   Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

      General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, increased $1.3 million in 2004 from the 2003 level. In 2004, we incurred expenses of $1.3 million for professional services to assist us in the internal control documentation and assessment provisions of the Sarbanes-Oxley Act including additional audit fees related to this process. Legal fees were $0.2 million less in the 2004 period, primarily due to a charge that we took in the 2003 period for unamortized legal and consultant costs related to a credit facility that was replaced. Other administrative costs increased $0.2 million.

      The SAR plan for employees and directors is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and Common Unit price at date of exercise. The rights vest over several years. Our unit price rose 29% from $9.80 at December 31, 2003 to $12.60 at December 31, 2004 resulting in a $1.2 million non-cash increase to the accrual for this liability in 2004. (See Note 13 to the consolidated financial statements.)

   Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      General and administrative expenses, excluding the effects of the SAR plan, increased $0.7 million in 2003 from the 2002 level. Corporate governance costs including legal and consultant costs related to compliance with the Sarbanes-Oxley Act of 2002, increased directors fees and higher directors and officers insurance costs added $0.4 million. Other general and administrative costs increased by $0.1 million. Another factor contributing to this increase was the write-off of $0.2 million of unamortized legal and consultant costs related to credit agreement with Citicorp.

      The write-off of unamortized costs was necessitated by the replacement of the Citicorp credit facility in 2003 with a credit facility with Bank of America. Under our bonus program, bonuses were eliminated unless distributions were being paid, which resulted in no accrual in 2002.

      We recorded a non-cash charge of $0.2 million in 2003 related to our SAR plan.

      Depreciation, amortization and impairment expense increased by $2.7 million in 2004 from the 2003 and 2002 levels of $4.6 million, due to two main factors. In 2004, we wrote-down the value of the segment of our Mississippi System from Liberty to Baton Rouge to its estimated salvage value, recording a charge of $0.9 million. We also had a full-year of amortization of the CO2 contracts in 2004, which increased expense by $2.1 million. Offsetting this increase was the cessation of depreciation on assets that were fully-depreciated during 2003 and 2004.

      Interest expense, net was as follows

                                                                           Years Ended December 31,
                                                            ------------------------------------------------------
                                                                2004                 2003                 2002
                                                            -------------       --------------       -------------
                                                                                (in thousands)
Interest expense, including commitment fees.............    $         743       $          341       $         662
Capitalized interest....................................              (76)                   -                   -
Amortization and write-off of facility fees.............              303                  679                 442
Interest income.........................................              (44)                 (34)                (69)
                                                            -------------       --------------       -------------
     Net interest expense...............................    $         926       $          986       $       1,035
                                                            =============       ==============       =============

      In 2004, our net interest expense decreased by $0.1 million. Interest expense and commitment fees increased due to variances in outstanding debt, increases in interest rates, and a June 1, 2004 increase in the size of our credit facility to $100 million which increased commitment fees. This increase was offset by a reduction in facility fees amortization and write-off. In 2003, we wrote-off the unamortized facility fees related to a credit facility that was replaced in March 2003.

      In 2003, our net interest expense decreased by $0.1 million from the 2002 amount. The primary factor was a decrease in March 2003 of the size of our credit facility from $80 million to $65 million. In 2002, the larger amount of the credit facility resulted in higher commitment fees.

      We expect our interest costs to increase in 2005 due to higher levels of outstanding debt and increases in market interest rates. All of our debt is at variable rates based on market interest rates.

      Other operating charges. In 2002, we reached an agreement in principle with the federal and state regulatory authorities regarding the fines we would pay related to the spill that occurred in December 1999 in Mississippi. This agreement was finalized in 2004 and we paid a fine of $3.0 million. In the fourth quarter of 2001 we accrued $1.5 million for this fine and in the third quarter of 2002, we accrued an additional $1.5 million.

      Net gain/loss on disposal of surplus assets. In 2004 and 2003 we sold surplus assets no longer in use in our operations. In 2002, we disposed of our seats on the NYMEX for $1.7 million, resulting in a gain of $0.5 million. The changes we made in our business model to reduce our bulk and exchange activities eliminated our reasons for owning the NYMEX seats. Additionally, in 2002, we sold surplus land, a building and surplus vehicles, resulting in additional cumulative net gains of $0.2 million.

   LIQUIDITY AND CAPITAL RESOURCES

   CAPITAL RESOURCES

      In June 2004, we replaced our existing bank credit facility with a group of banks led by Bank of America as agent with a $100 million senior secured bank credit facility (the "Credit Agreement") with a group of five lenders including three of the previous banks. The Credit Agreement consists of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving credit facility. The facility matures in June 2008.

      The working capital portion of the Credit Agreement has a sub-limit of $15 million for working capital loans with the remainder of the $50 million portion available for letters of credit, subject to a borrowing base calculation.

      Interest rates and fees under the Credit Agreement are slightly better than the terms of the prior facility. The interest rates and fees under the working capital portion vary with the percentage of the facility being used in relation to the borrowing base.

      At December 31, 2004, we had borrowed $5 million under the working capital portion of the Credit Agreement and $10.3 million under the acquisition portion. Due to the revolving nature of loans under the Credit Agreement, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At December 31, 2004, we had letters of credit outstanding under the Credit Agreement totaling $12.6 million, comprised of $6.5 million and $5.3 million for crude oil purchases related to December 2004 and January 2005, respectively, and $0.8 million related to other business obligations. As we no longer purchase crude oil from Denbury for shipment, we no longer provide Denbury with letters of credit.

      We were in compliance with the Credit Agreement covenants at December 31, 2004.

            We have no limitations on making distributions in our Credit Agreement, except as to the effects of distributions in covenant calculations. The Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to
1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the Credit Agreement, less maintenance capital expenditures, to the sum of interest expense and distributions. At December 31, 2004, the calculation resulted in a ratio of 1.1 to 1.0. The Credit Agreement also requires that the level of operating cash inflows, as adjusted in accordance with the Credit Agreement, be at least $8.5 million. At December 31, 2004, the result of this calculation was $9.0 million.

            We will distribute our Available Cash to our Unitholders each quarter if we are not in default of these covenants.

      CAPITAL EXPENDITURES

            A summary of our capital expenditures in the three years ended December 31, 2004, 2003, and 2002 is as follows:

                                                                           Year Ended December 31,
                                                               -----------------------------------------------
                                                                   2004             2003              2002
                                                               ------------      -----------      ------------
                                                                               (in thousands)
Maintenance capital expenditures:
   Texas pipeline system.................................      $        122      $     1,588      $      1,638
   Mississippi pipeline system...........................               505            1,684             1,838
   Jay pipeline system...................................                28              213                43
   Crude oil gathering assets............................               159              307               241
   Administrative and other assets.......................               125              384               451
                                                               ------------      -----------      ------------
      Total maintenance capital expenditures.............               939            4,176             4,211

Growth capital expenditures (including construction in
   progress):
   Mississippi oil and CO2 pipeline systems..............             7,371               76                 -
   Crude oil gathering and other assets..................               161              658                 -
   CO2 marketing assets..................................             4,723           24,401                 -
                                                               ------------      -----------      ------------
      Total growth capital expenditures..................            12,255           25,135                 -
                                                               ------------      -----------      ------------
         Total capital expenditures......................      $     13,194      $    29,311      $      4,211
                                                               ============      ===========      ============

            Maintenance capital expenditures in 2004 included station improvements in Mississippi to handle increased volumes. Administrative assets included computer software and hardware.

            In the 2003 period, maintenance capital expenditures included installation of pipeline satellite monitoring equipment on all three pipelines, and an upgrade to the West Columbia to Markham segment of our Texas pipeline. The expenditures on the Mississippi system included additional improvements to the pipeline from Soso to Gwinville, where the crude release had occurred in December 1999, to restore this segment to service. In 2003, we also improved the pipeline from Gwinville to Liberty to be able to handle increased volumes on that segment by upgrading pumps and meters and completing additional tankage.

            Growth capital expenditures in 2004 related to the acquisition in Mississippi of right-of-way and the construction costs for a ten mile extension of our Mississippi crude oil pipeline and a CO2 pipeline extending from Denbury's CO2 pipeline to the Brookhaven field. This extension was completed during the fourth quarter of 2004. We also completed an approximately four-mile extension from our existing crude oil pipeline to move crude oil from Denbury's Olive/McComb fields. We also started construction of a 55,000 barrel tank at our Mallalieu station to accommodate the additional volumes. We acquired a second CO2 volumetric production payment and related industrial sales contracts during the third quarter of 2004.

            Growth capital expenditures in 2003 included the acquisition of a condensate storage facility in Texas that was subsequently sold to TEPPCO and the acquisition of the CO2 assets from Denbury.

            Although we have no commitments to make capital expenditures, based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures for 2005 will be approximately $2.4 million. These expenditures are expected to relate primarily to our Mississippi System, including corrosion control expenditures, minor facility improvements and improvements of the pipeline as a result of integrity management test results.

            Complying with Department of Transportation Pipeline Integrity Management Program ("IMP") regulations has been and will be a significant factor in determining the amount and timing of our capital expenditure requirements. The IMP regulations required that a baseline assessment be completed within seven years of March 31, 2002, with 50% of the mileage assessed in the first three and one-half years. Reassessment is then required every five years. We expect to spend $0.1 million in 2005 and $0.2 million in 2006 for pipeline integrity testing that will be charged to pipeline operating expense as incurred. As testing is completed, we are required to take prompt remedial action to address integrity issues raised by the assessment.

            The rehabilitation action required as a result of the assessment and testing is expected to impact our capital expenditure program by requiring us to make improvements to our pipeline. This creates a difficult budgeting and planning challenge as we cannot predict the results of pipeline testing until they are completed. Based on estimated improvements required from assessments made during 2002 through 2004, we have estimated capital expenditures to be made during the IMP assessment period from 2005 through 2009. These capital expenditure projections are based on very preliminary data regarding the cost of rehabilitation. We will update these projections as we obtain additional information. As we rehabilitate the Mississippi System as a result of IMP testing, we will also make improvements to handle the increased volumes more efficiently. Overall we expect to spend approximately $2.0 million in 2005 through 2007 for these improvements. We do not expect to incur any rehabilitation expenditures on the other systems during this period.

            Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows such as the two acquisitions discussed in "Acquisitions in 2005" above.

      SOURCES OF FUTURE CAPITAL

            Prior to 2003, we funded our capital commitments from operating cash and borrowings under our bank facilities. In 2003, we issued common units to our general partner for cash and sold assets to fund growth. During 2004, we used our Credit Agreement to fund our capital expenditures. Our plans for the future include a combination of borrowings and the issuance of additional common units to the public.

            The Credit Agreement provides us with $50 million of capacity for acquisitions. We expect to use our acquisition facility for the projects discussed under Capital Expenditures as well as other future projects. The acquisition portion of the Credit Agreement is a revolving facility.

     CASH FLOWS

            Our primary sources of cash flows are operations, credit facilities, and in 2003, proceeds from the sale of a portion of our operations. Additionally in 2003, we issued limited partner interests to our general partner and received cash. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                                      Year Ended December 31,
                                          -----------------------------------------------
                                              2004             2003              2002
                                          ------------      -----------      ------------
                                                            (in thousands)
Cash provided by (used in):
   Operating activities.............      $      9,702      $     4,693      $      7,417
   Investing activities.............      $    (12,805)     $    (6,994)     $     (1,963)
   Financing activities.............      $      2,312      $     4,099      $    (10,160)

            Operating. Net cash from operating activities for each year have been comprised of the following:

                                                                       Year Ended December 31,
                                                           -----------------------------------------------
                                                               2004             2003              2002
                                                           ------------      -----------      ------------
                                                                             (in thousands)
Net income...........................................      $     (1,412)     $    13,322      $      5,092
Depreciation, amortization and impairment............             7,635            7,535             6,549
Loss (gain) on sales of assets.......................                33          (13,264)             (708)
Derivative related non-cash adjustments..............                 -               39             2,055
Payments received under direct financing leases......                75                -                 -
Other non-cash items.................................             1,151              229             1,500
Changes in components of working capital, net........             2,220           (3,168)           (7,071)
                                                           ------------      -----------      ------------
   Net cash from operating activities................      $      9,702      $     4,693      $      7,417
                                                           ============      ===========      ============

            Our operating cash flows are affected significantly by changes in items of working capital. We have had situations where other parties have prepaid for purchases or paid more than was due, resulting in fluctuations in one period as compared to the next until the party recovers the excess payment. Additionally, in 2004, we paid the $3.0 million in fines assessed in connection with the Mississippi oil release in 1999, which utilized our cash flows. The accrual for this payment was made in 2001 and 2002. The timing of capital expenditures and the related effect on our recorded liabilities also affects operating cash flows.

            Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $69.3 million aggregate receivables on our consolidated balance sheet at December 31, 2004, approximately $67.7 million, or 97.7%, were less than 30 days past the invoice date.

            Investing. Cash flows used in investing activities in 2004 were $12.8 million as compared to $7.0 million in 2003. Capital expenditures for construction of pipeline assets and the acquisition of a second volumetric payment from Denbury were the primary uses of cash for investing.

            Cash flows used in investing activities in 2003 were $7.0 million. In 2003 we sold portions of our Texas pipeline system as well as other assets for $22.3 million net, and we expended $24.4 million to acquire the CO2 assets. Additionally we expended $4.9 million for other capital improvements. These expenditures included improvements on our Mississippi pipeline system and improvements totaling approximately $1.5 million on the Texas assets sold to TEPPCO in October 2003 and other equipment improvements.

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

            Financing. In 2004, financing activities provided net cash of $2.3 million. Borrowings provided $8.8 million of cash flow. We utilized $0.8 million of these funds to pay fees related to the Credit Agreement we obtained in June 2004. Distributions to our partners utilized $5.7 million.

            In 2003, financing activities provided net cash of $4.1 million. In November 2003, our general partner acquired from us 688,811 newly-issued Common Units for $4.9 million. We also increased our outstanding debt by $1.5 million. We utilized $1.1 million of these funds to pay credit facility issuance fees. Distributions to our partners utilized $1.3 million.

            Net cash expended for financing activities was $10.2 million in 2002. In 2002 we reduced long-term debt outstanding at year end by $8.4 million from the balance at December 31, 2001. We also paid a special distribution of $0.20 per unit in December 2002, which utilized $1.8 million of cash.

      DISTRIBUTIONS

            As a master limited partnership, the key consideration of our Unitholders is the amount and reliability of our distribution, and our prospects for distribution increases. We are required by our Partnership Agreement to distribute 100% of our Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution ("MQD") for each quarter is $0.20 per unit. For the fourth quarter of 2001 and for all of 2002, we did not pay any regular quarterly distributions. We did pay a special distribution of $0.20 per unit ($1.7 million in total) in December 2002 to help mitigate the tax effects of income allocations for that year. Beginning with the distribution for the first quarter of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). Beginning with the distribution for the fourth quarter of 2003, which was paid in February 2004, we increased our quarterly distribution to $0.15 per unit ($1.4 in total).

            Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit, and 49% of any distributions in excess of $0.33 per unit, without duplication. We have not paid any incentive distributions. The likelihood and timing of the payment of any incentive distributions will depend on our ability to make accretive acquisitions and generate cash flows from of those acquisitions. We do not expect to make incentive distributions during 2005.

            We believe we will be able to sustain a regular quarterly distribution at $0.15 per unit during 2005. Our ability to increase distributions during 2005 will depend in part on our success in developing and executing capital projects and making accretive acquisitions, the results of our integrity management program testing, and our ability to generate sustained improvements in the gathering and marketing segment.

            Available Cash before reserves for the year ended December 31, 2004 is as follows (in thousands):

Net loss............................................................    $    (1,412)
Depreciation, amortization and impairment...........................          7,298
Cash received from direct financing leases not included in income...             39
Cash effects from sales of certain asset sales......................            145
Non-cash charges....................................................          1,151
Maintenance capital expenditures....................................           (939)
                                                                        -----------
Available Cash before reserves......................................    $     6,282
                                                                        ===========

            We have reconciled Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the year ended December 31, 2004 below.

      NON-GAAP FINANCIAL MEASURE

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

            Several adjustments to net income are required to calculate Available Cash. These adjustments include: (1) the addition of non-cash expenses such as depreciation and amortization expense; (2) miscellaneous non-cash adjustments such as the addition of decreases or the subtraction of increases in the accrual for our stock appreciation rights plan expense and the value of financial instruments; and (3) the subtraction of maintenance capital expenditures. Maintenance capital expenditures are capital expenditures (as defined by GAAP) to replace or enhance partially or fully depreciated assets in order to sustain the existing operating capacity or efficiency of our assets and extend their useful lives. See "Distributions" above.

            The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the year ended December 31, 2004, is as follows (in thousands):

                                                                          Year
                                                                          Ended
                                                                       December 31,
                                                                          2004
                                                                       ------------
Cash flows from operating activities.................................  $    9,702
Adjustments to reconcile operating cash flows to Available Cash:
    Maintenance capital expenditures.................................        (939)
    Proceeds from sales of certain assets, net of gains and losses
       recorded......................................................         112
    Amortization of credit facility issuance fees....................        (373)
    Net effect of changes in operating accounts not included in
       calculation of Available Cash.................................      (2,220)
                                                                       ----------
Available Cash before reserves.......................................  $    6,282
                                                                       ==========

      COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

            In addition to the Credit Agreement discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at December 31, 2004.

                                               Payments Due by Period
                              ---------------------------------------------------------
                                           2006 and    2008 and     After
Contractual Cash Obligations     2005        2007        2009        2009       Total
----------------------------  ----------  ----------  ----------  ---------  ----------
                                                    (in thousands)
Long-term Debt...........     $        -  $        -  $   15,300  $       -  $   15,300
Interest Payments (1)....            958       1,916         399          -       3,273
Operating Leases.........          2,879       2,763       1,445        672       7,759
Unconditional Purchase
    Obligations (2)......        173,421      76,464           -          -     249,885
                              ----------  ----------  ----------  ---------  ----------
Total Contractual Cash
    Obligations..........     $  177,258  $   81,143  $   17,144  $     672  $  276,217
                              ==========  ==========  ==========  =========  ==========

(1) Interest on our long-term debt is at market-based rates. Amount shown for interest payments represents interest that would be paid if the debt outstanding at December 31, 2004 remained outstanding through the maturity date of June 1, 2008 and interest rates remained at the December 31, 2004 market levels through June 1, 2008.

(2) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at December 31, 2004, were used to value the obligations. Actual obligations may differ from the amounts included above.

      OFF-BALANCE SHEET ARRANGEMENTS

            We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under Contractual Obligation and Commercial Commitments above, nor do we have any debt or equity triggers based upon our unit or commodity prices.

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

            PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, cause nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C.
PQS has brought third party claims demand against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the claims against Genesis are without merit and intend to vigorously defend ourselves in this matter.

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

            We believe that we are adequately insured for public liability and property damage to others as a result of our operations. However, we cannot assure you that an event not fully insured or indemnified against will not materially and adversely affect our operations and financial condition. Additionally, we cannot assure you that we will be able to maintain insurance in the future at rates that we consider reasonable.

      NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

      EITF NO. 04-13

            The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) is currently considering the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (Issue 04-13). As part Issue 04-13, the EITF is considering a requirement that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. Should this requirement be adopted, the revenues and costs of crude oil reflected on our statements of operations will be reduced. Our reported crude oil gathering and marketing revenues from unrelated parties for the year ended December 31, 2004 would be reduced by $296 million to $605 million. Our reported crude oil costs from unrelated parties for the year ended December 31, 2004, would be reduced by $295 million to $511 million.

      SFAS 151

            On November 30, 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the "so abnormal" criterion outlined in Accounting Research Bulletin
43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

      SFAS 153

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which amends Accounting Principles Board Opinion No. 29 (APB 29). SFAS No. 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This general exception replaces the exception from fair value measurement in APB 29 for nonmonetary exchanges of similar productive assets. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. At this time we do not expect the adoption of this statement to have any effect on our financial position, results of operations or cash flows.

      SFAS 123(R)

            In December 2004, the FASB issued SFAS No. 123 (revised December
2004), "Share-Based Payment". This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This statement is effective for public entities as of the first interim reporting period that begins after June 15, 2005. The adoption of this statement is not expected to have a material effect on our financial position, results of operations or cash flows.

      RISK FACTORS

      RISK FACTORS RELATED TO OUR BUSINESS

            We may not have sufficient cash from operations to pay the current level of quarterly distribution following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

            The amount of cash we distribute on our units principally depends upon margins we generate from our crude oil gathering and marketing operations, margins from the pipeline transportation operations and sales of CO2, which will fluctuate from quarter to quarter based on, among other things:

            -     the prices at which we purchase and sell crude oil;

            -     the volumes of crude oil, CO2 and natural gas we transport;

            -     the volumes of CO2 we sell;

            -     the level of our operating costs;

            -     the level of our general and administrative costs; and

            -     prevailing economic conditions.

            In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

            -     the costs of acquisitions, if any;

            -     our debt service requirements;

            -     fluctuations in our working capital;

            -     the level of capital expenditures we make;

            - restrictions on distributions contained in our debt instruments;

            - our ability to borrow under our working capital facility to pay distributions; and

            - the amount of cash reserves established by our general partner in its sole discretion in the conduct of our business.

            You should also be aware that our ability to pay quarterly distributions each quarter depends primarily on our cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and we may not make distributions during periods when we record net income.

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

            We must replace natural declines in crude oil production from depleting wells or volumes lost to competitors with contracts for new supplies of crude oil to maintain the volumes of crude oil we purchase. The ability of producers to maintain or increase production depends upon the prevailing market price of oil, the exploration budgets of major and independent oil producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives and other matters beyond our control. We cannot assure you that production of crude oil will rise to sufficient levels to allow us to maintain or increase the amounts of crude oil transported on our pipeline and gathering assets.

            Our operations are dependent upon demand for crude oil by refiners in the Midwest and on the Gulf Coast.

            Any decrease in this demand could adversely affect our business. Demand for crude oil also is dependent on the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand.

            We face intense competition in our crude oil gathering and marketing activities.

            Our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil.

            We are exposed to the credit risk of our customers in the ordinary course of our crude oil gathering and marketing activities.

            In those cases where we provide division order services for crude oil purchased at the wellhead, we may be responsible for distribution of proceeds to all parties. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. These arrangements expose us to operator credit risk. As a result, we must determine that operators have sufficient financial resources to make such payments and distributions and to indemnify and defend us in case of a protest, action or complaint. Even if our credit review and analysis mechanisms work properly, there can be no assurance that we will not experience losses in dealings with other parties.

            The profitability of our crude oil pipeline operations depends on the volume of crude oil shipped by third parties and on our interconnections with other crude oil pipelines.

            Third-party shippers do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues. Additionally, in Mississippi, we are dependent on interconnections with other pipelines to provide shippers with a market for their crude oil, and in Texas, we are dependent on interconnections with other pipelines to provide shippers with transportation to our pipeline. Any reduction of throughput available to our shippers on these interconnecting pipelines as a result of testing, pipeline repair, reduced operating pressures or other causes could result in reduced throughput on our pipelines that would adversely affect our cash flows and results of operations.

            Fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns, can negatively affect our operating results. Reduced demand in areas we service with our pipelines can result in less demand for our transportation services.

            In addition, certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes gathered by truck or transmitted by our pipelines. As a result, we may experience declines in our margin and profitability if our volumes decrease.

            Our operations are subject to federal and state environmental and safety regulations and laws related to environmental protection and operational safety.

            Our crude oil gathering and pipeline operations are subject to the risk of incurring substantial environmental and safety related costs and liabilities. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through higher tariffs or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected.

            The transportation and storage of crude oil involves a risk that crude oil and related hydrocarbons may be suddenly or gradually released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages, and significant business interruption.

            Our CO2 operations are exposed to risks related to Denbury Resources' operation of their CO2 fields, equipment and pipeline.

            Because Denbury Resources produces the CO2 and transports the CO2 to our customers, any major failure of its operations could have an impact on our ability to meet our obligations to our CO2 customers. We have no other supply of CO2 or method to transport it to our customers.

            The CO2 supplied by Denbury Resources to us for our sale to our customers could fail to meet the quality standards in the contracts due to impurities or water vapor content. If the CO2 were below specifications, we could be contractually obligated to provide compensation to our customers for the costs incurred in raising the CO2 quality to serviceable levels required by our contracts.

            Fluctuations in demand for CO2 by our industrial customers could materially impact our profitability.

            Our customers are not obligated to purchase volumes in excess of specified minimum amounts in our contracts. As a result, fluctuations in our customers' demand due to market forces or operational problems could result in a reduction in our revenues from our sales of CO2.

            Our wholesale CO2 industrial marketing operations are dependent on three customers.

            If one or more of those customers experience financial difficulties such that they fail to purchase their required minimum take-or-pay volumes, our cash flows could be adversely affected. We believe these three customers are credit worthy, but we can not assure you that an unanticipated deterioration in their ability to meet their obligations to us might not occur.

            The terms of our credit facility may limit our ability to borrow additional funds, make distributions to unitholders, or capitalize on business opportunities.

            As of December 31, 2004, our total outstanding long-term debt was approximately $15,300,000. Our credit facility includes limitations on our ability to make distributions to our unitholders, through covenant requirements, and requires approval of lenders to take certain actions. Any refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

            Terrorist attacks aimed at the Partnership's facilities could adversely affect the business.

            On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the U.S. government has issued warnings that energy assets, specifically the nation's pipeline infrastructure, may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

      TAX RISKS TO COMMON UNITHOLDERS

            The IRS could treat us as a corporation far tax purposes, which would substantially reduce the cash available for distribution to our unitholders.

            The after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

            If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you may be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. If we were treated as a corporation, there would be a material reduction in the after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation would materially and adversely affect our ability to make payments on our debt securities.

            Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks primarily related to volatility in crude oil prices and interest rates.

      Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At December 31, 2004, we had no financial instruments or contracts outstanding to hedge commodity risks.

      We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. The average interest rate presented below is based upon rates in effect at December 31, 2004. The carrying value of our debt in our credit facility approximates fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.

                                        Expected Year
                                         Of Maturity
                                            2008
                                       (in thousands)
                                        ------------
Long-term debt - variable rate             15,300
Average interest rate                         6.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are adequate and effective in all material respects in providing to them on a timely basis material information relating to us (including our consolidated subsidiaries) required to be disclosed in this annual report.

      Management's Report on Internal Control over Financial Reporting

      Management of the Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. The Partnership's internal control over financial reporting is designed to provide reasonable assurance to the Partnership's management and board of directors regarding the preparation and fair presentation of published financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective based on those criteria.

      Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Partnership's consolidated financial statement. Deloitte & Touche's attestation report on management's assessment of the Partnership's internal control over financial reporting appears below.

  Report of Independent Registered Public Accounting Firm on Internal Control
                            over Financial Reporting

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, Inc. and Unitholders of Genesis Energy, L.P.
Houston, Texas

We have audited management's assessment, included in the accompanying Management's report on Internal Control over Financial Reporting, that Genesis Energy, L.P. and subsidiaries (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
--------------------------
Houston, Texas

March 14, 2005

ITEM 9B. OTHER INFORMATION

      None.

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

             Name                  Age                         Position
------------------------------     ---       -----------------------------------------------
Gareth Roberts................      52       Director and Chairman of the Board
Mark J. Gorman................      50       Director, Chief Executive Officer and President
Ronald T. Evans...............      42       Director
Herbert I. Goodman............      82       Director
Susan O. Rheney...............      45       Director
Phil Rykhoek..................      48       Director
J. Conley Stone...............      73       Director
Mark A. Worthey...............      47       Director
Ross A. Benavides.............      51       Chief Financial Officer, General Counsel and Secretary
Kerry W. Mazoch...............      58       Vice President, Crude Oil Acquisitions
Karen N. Pape.................      46       Vice President and Controller

            Gareth Roberts has served as a Director and Chairman of the Board of the General Partner since May 2002. Mr. Roberts is President, Chief Executive Officer and a director of Denbury Resources Inc. and has been employed by Denbury since 1992.

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

            Ronald T. Evans has served as a director of the General Partner since May 2002. Mr. Evans is Senior Vice President of Reservoir Engineering of Denbury and has been employed by Denbury since September 1999. Before joining Denbury, Mr. Evans was employed as Engineering Manager with Matador Petroleum Corporation for three years and employed by Enserch Exploration, Inc. for twelve years in various positions.

            Herbert I. Goodman has served as a director of the General Partner since January 1997. During 2001, he served as the Chief Executive Officer of PEPEX.NET, LLC, which provides electronic trading solutions to the international oil industry. Since 2002 he has served as Chairman of PEPEX.NET, LLC. He was Chairman of IQ Holdings, Inc., a manufacturer and marketer of petrochemical-based consumer products until 2004. From 1988 until 1996 he was Chairman and Chief Executive Officer of Applied Trading Systems, Inc., a trading and consulting business.

            Susan O. Rheney became a Director of the General Partner in March 2002. Ms. Rheney is a private investor and formerly was a principal of The Sterling Group, L.P., a private financial and investment organization, from 1992 to 2000. Ms. Rheney is a director of Cenveo, Inc.., a supplier of printing services and products, where she serves on the audit and governance and nominating committees. Additionally, she currently serves as interim Chairman of the Board of Directors of Cenveo, Inc.

            Phil Rykhoek has served as a director of the General Partner since May 2002. Mr. Rykhoek is Chief Financial Officer, Senior Vice President, Secretary and Treasurer of Denbury, and has been employed by Denbury since 1995.

            J. Conley Stone has served as a director of the General Partner since January 1997. From 1987 to his retirement in 1995, he served as President, Chief Executive Officer, Chief Operating Officer and Director of Plantation Pipe Line Company, a common carrier liquid petroleum products pipeline transporter.

            Mark A. Worthey has served as a director of the General Partner since May 2002. Mr. Worthey is Senior Vice President, Operations for Denbury and has been employed by Denbury since September 1992.

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

            Karen N. Pape was named Vice President and Controller of the General Partner effective in March 2002. Ms. Pape served as Controller and as Director of Finance and Administration of the General Partner since December 1996. From 1990 to 1996, she was Vice President and Controller of Howell Corporation.

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

      Section 16(a) Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the General Partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. A Form 4 reporting the receipt of 2,576 stock appreciation rights on August 25, 2004 by Phil Rykhoek, a director, was filed late during 2004.

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

      Summary Compensation Table

      The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 2004, 2003, and 2002 to the Chief Executive Officer and each of our three other executive officers (the "Named Officers").


                                                                                     Long-Term
                                                                                   Compensation
                                                                                       Awards
                                                   Annual Compensation            ----------------
                                          --------------------------------------     Securities
                                                                    Other Annual     underlying       All Other
                                          Salary         Bonus      Compensation  SARs Granted (2)  Compensation
Name and Principal Position    Year         $              $           $ (1)             #                $
---------------------------    ----       -------        -----      ------------  ----------------  ------------
Mark J. Gorman                 2004       275,000        6,793          66,810          5,615        15,150 (3)
  Chief Executive Officer      2003       275,000        4,070          12,755         23,620        15,174 (4)
    and President              2002       270,000        5,193               -              -        11,644 (5)

Ross A. Benavides              2004       185,000        4,570          44,942          3,777        14,230 (6)
  Chief Financial Officer,     2003       185,000        2,738           8,580         15,889        13,977 (7)
    General Counsel and        2002       180,000        3,462               -              -        11,644 (5)
    Secretary

Kerry W. Mazoch                2004       175,000        4,323          42,513          3,573        13,392 (8)
  Vice President, Crude        2003       175,000        2,590           8,116         15,030        13,197 (9)
    Oil Acquisitions           2002       170,000        3,270               -              -        11,622 (10)

Karen N. Pape                  2004       141,500        3,495          34,375          2,889        10,920 (11)
  Vice President and           2003       141,500        2,094           6,563         12,153        10,707 (12)
    Controller                 2002       136,000        2,616               -              -        10,262 (13)

(1) Represents the value deemed to have been "earned" during the year under the Stock Appreciation Rights Plan discussed below. No Named Officer had other "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) SARs are Stock Appreciation Rights. See additional information in the table below.

(3) Includes $9,000 of Company-matching contributions to a defined contribution plan, $6,000 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(4) Includes $9,000 of Company-matching contributions to a defined contribution plan, $6,000 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(5) Includes $5,500 of Company-matching contributions to a defined contribution plan, $6,000 of profit-sharing contributions to a defined contribution plan and $144 for annual term life insurance premiums.

(6) Includes $8,448 of Company-matching contributions to a defined contribution plan, $5,632 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(7) Includes $8,282 of Company-matching contributions to a defined contribution plan, $5,521 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(8) Includes $7,914 of Company-matching contributions to a defined contribution plan, $5,328 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(9) Includes $7,802 of Company-matching contributions to a defined contribution plan, $5,221 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(10) Includes $5,500 of Company-matching contributions to a defined contribution plan, $5,978 of profit-sharing contributions to a defined contribution plan and $144 for annual term life insurance premiums.

(11) Includes $6,462 of Company-matching contributions to a defined contribution plan, $4,308 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(12) Includes $6,320 of Company matching contributions to a defined contribution plan, $4,213 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(13) Includes $5,059 of Company-matching contributions to a defined contribution plan, $5,059 of profit-sharing contributions to a defined contribution plan and $144 for annual term life insurance premiums.

      Stock Appreciation Rights Plan

            In December 2003, the Board approved a Stock Appreciation Rights plan (SAR) for all employees. Under the terms of this plan, all regular, full-time active employees and the members of the Board are eligible to participate in the plan. The plan is administered by the Compensation Committee of the Board, who shall determine, in its full discretion, the number of rights to award, the grant date of the units and the formula for allocating rights to the participants and the strike price of the rights awarded. Each right is equivalent to one Common Unit. The rights have a term of 10 years from the date of grant. The initial award to a participant will vest one-fourth each year beginning with the first anniversary of the grant date of the award. Subsequent awards to participants will vest on the fourth anniversary of the grant date. If the right has not been exercised at the end of the ten year term and the participant has not terminated employment with us, the right will be deemed exercised as of the date of the right's expiration and a cash payment will be made as described below.

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

            We have had our legal counsel review the SAR plan in light of the recently adopted section 409A of the Internal Revenue Code and applicable guidance ("409A"). The new rules generally apply to any arrangement that provides for the deferral of compensation, with the most significant provision affecting the timing of the taxation of the benefits to participants. Certain tax favored retirement plans are expressly excluded from the new rules. We believe there are good arguments that the SAR plan should be covered by an exception which excludes existing stock appreciation rights plans from the new rules. Recent guidance under 409A excludes from the definition of "deferred compensation" under 409A stock appreciation rights plans under which (i) the stock appreciation rights exercise price may never be less than the fair market value of the underlying stock on the date the stock appreciation rights are granted and (ii) the stock appreciation rights do not include any feature for the deferral of compensation other than delaying the recognition of income until the exercise of the stock appreciation rights.

            If any provisions of the SAR plan are insufficient for the plan to qualify for the exclusion, it appears that the guidance provides transition relief for stock appreciation rights plans that allows such plans to be amended to bring them within the exclusion from the new law, as long as those amendments are adopted by December 31, 2005. When the next round of guidance is issued, we will re-evaluate the terms of the SAR plan in light of any changes in that guidance.

            On December 31, 2003, the initial award of rights was made to employees and directors. The following tables show the stock appreciation rights granted to the Executive Officers and the values of the stock appreciation rights at December 31, 2004. Information on rights granted to non-employee directors is included in the section entitled Director Compensation.

               SAR Grants During the Year Ended December 31, 2004


                                  Individual Grants
---------------------------------------------------------------------------------   Potential realizable value at
                     Number of      Percent                   Grant                   assumed annual rates of
                    Securities     of total                   date                    stock price appreciation
                    underlying    SARs granted    Exercise   closing                        for SAR term
                       SARs       to employees     price      price    Expiration   ---------------------------
      Name          granted (#)  in fiscal year    $/Unit     $/Unit      date        5% ($)          10% ($)
-----------------   ----------   --------------   --------   -------   ----------   ---------------------------
Mark J. Gorman         5,615        5.5%           12.48      12.60    12/31/2014     44,070          111,682
Ross A. Benavides      3,777        3.7%           12.48      12.60    12/31/2014     29,644           75,124
Kerry W. Mazoch        3,573        3.5%           12.48      12.60    12/31/2014     28,043           71,067
Karen N. Pape          2,889        2.8%           12.48      12.60    12/31/2014     22,675           57,462

                        December 31, 2004 SAR Values (1)

                         Number of Common Units                    Value of
                          underlying unexercised           unexercised in-the-money
                      SARs at December 31, 2004 (#)      SARs at December 31, 2004 ($)
                     --------------------------------   -------------------------------
       Name          Exercisable        Unexercisable   Exercisable       Unexercisable
-----------------    -----------        -------------   -----------       -------------
Mark J. Gorman          5,905              23,330         19,723             59,842
Ross A. Benavides       3,972              15,694         13,266             40,256
Kerry W. Mazoch         3,757              14,846         12,548             38,081
Karen N. Pape           3,038              12,004         10,147             30,791

(1)   None of the executive officers exercised any SARs during 2004.

      Bonus Plan

            In May 2003, the Compensation Committee of the Board of the General Partner approved a Bonus Plan (the "Bonus Plan") for all employees of the General Partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding employees for achieving financial performance objectives. The Bonus Plan is administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to employees each time GCOLP earns $1.6 million of Available Cash. The amount allocated to the bonus pool increases for each $1.6 million earned, such that a maximum bonus pool of $2.3 million will exist if the Partnership earns $14.6 million of Available Cash.

            Bonuses will be paid to employees after the end of the year. The amount in the bonus pool will be allocated to employees based on the group to which they are assigned. Employees in the first group can receive bonuses that range from zero to ten percent of base compensation. The next group includes employees who could earn a total bonus ranging from zero to twenty percent. Certain members are eligible to earn a total bonus ranging from zero to thirty percent. Lastly, our officers and other senior management are eligible for a total bonus ranging from zero to forty percent. The Bonus Plan will be at the discretion of the Compensation Committee, and the General Partner can amend or change the Bonus Plan at any time.

            Our legal counsel has also reviewed the bonus plan in light of the new 409A. As with the SAR plan, we believe that, based on the way the bonus plan has historically been administered, there is good argument that amounts paid under the bonus plan do not constitute deferred compensation, but some amendments to the bonus plan will likely be required to ensure this result. The guidance issued by the Internal Revenue Service under 409A will allow these amendments to be made at any time before December 31, 2005. We are currently evaluating the terms of the bonus plan in light of the recent guidance.

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

      Stock Appreciation Rights

            The non-employee directors received stock appreciation rights under the same terms as the Executive Officers. Grants issued to directors during 2004 were:

                     Number of
                     Securities
                     underlying    Exercise
                        SARs         price     Expiration
       Name          granted (#)    $/Unit        date
------------------   ----------    --------    -----------
Gareth Roberts           612         12.48     12/31/2014
Ronald T. Evans          612         12.48     12/31/2014
Herbert I. Goodman       735         12.48     12/31/2014
Susan O. Rheney          816         12.48     12/31/2014
Phil Rykhoek           2,576         11.00      8/25/2014
Phil Rykhoek             612         12.48     12/31/2014
J. Conley Stone          735         12.48     12/31/2014
Mark A. Worthey          612         12.48     12/31/2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Beneficial Ownership of Partnership Units

      The following table sets forth certain information as of February 28, 2005, regarding the beneficial ownership of our units by beneficial owners of 5% or more of the units, by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

                                                 Beneficial Ownership of Common Units
                                                 ------------------------------------
                                                                        Percent
   Title of Class               Name                 Number of Units    of Class
--------------------   ------------------------      ---------------    --------
Genesis Energy, L.P.   Genesis Energy, Inc.             688,811           7.4
Common Unit            Gareth Roberts                    10,000             *
                       Mark J. Gorman                    25,525             *
                       Ronald T. Evans                    1,000             *
                       Herbert I. Goodman                 2,000             *
                       Susan O. Rheney                      700             *
                       Phil Rykhoek                       2,500             *
                       J. Conley Stone                    1,000             *
                       Mark A. Worthey                    1,600             *
                       Ross A. Benavides                  9,283             *
                       Kerry W. Mazoch                    8,669             *
                       Karen N. Pape                      3,386             *

                       All directors and
                        executive officers as a
                        group (11 in number)              65,663            *

-------------
* Less than 1%

      Each unitholder in the above table is believed to have sole voting and investment power with respect to the shares beneficially held. Included in the units held by Mark A Worthey are 500 units held by his child. Included in the units held by Kerry W. Mazoch are 584 units held with his children.

      Beneficial Ownership of General Partner Interest

      Genesis Energy, Inc. owns all of our 2% general partner interest and all of our incentive distribution rights, in addition to 7.4% of our units. Genesis Energy, Inc. is a wholly-owned subsidiary of Denbury Resources, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Our General Partner

      Our operations are managed by, and our employees are employed by, Genesis Energy, Inc., our general partner. Our general partner does not receive any management fee or other compensation in connection with the management of our business, but is reimbursed for all direct and indirect expenses incurred on our behalf. During 2004, these reimbursements totaled $14.1 million. At December 31, 2004, the general partner owed us $0.1 million related to these services.

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

      Our general partner also owns 688,811 limited partner units and has the same rights and is entitled to receive distributions as the other limited partners with respect to those units.

      Relationship with Denbury Resources, Inc.

      Through its control of our general partner, Denbury has the ability to control our management. During 2004 and 2003, we acquired CO2 volumetric production payments and related wholesale marketing contracts from Denbury for $4.7 million and $24.4 million, respectively. Additionally we enter into transactions with Denbury in the ordinary course of its operations. During 2004, these transactions included:

            -     Purchases of crude oil from Denbury totaling $78.0 million.

            - Provision of transportation services for crude oil by truck (beginning in September 2004) totaling $0.2 million.

            - Provision of crude oil pipeline transportation services (beginning in September 2004) totaling $1.1 million.

            - Provision of CO2 transportation to the Brookhaven field (beginning in December 2004).

            - Provision of CO2 transportation services to our wholesale industrial customers by Denbury's pipeline. The fees for this service totaled $2.7 million in 2004.

            - Provision of pipeline monitoring services to Denbury for its CO2 pipelines totaling $22,000 in 2004.

            - Provision of services by Denbury officers as directors of our general partner. We paid Denbury $120,000 for these services in 2004.

      At December 31, 2004, we owed Denbury $0.7 million for purchases of crude oil and $0.5 million related to CO2 transportation services. Denbury owed us $0.4 million for crude oil trucking and pipeline transportation services.

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

      The amendment further provides that if it is proposed that the removal is without cause and an affiliate of Denbury is the general partner to be removed and not proposed as a successor, then any action for removal must also provide for Denbury to be granted an option effective upon its removal to purchase GELP's Mississippi pipeline system at a price that is 110 percent of its fair market value at that time. Denbury also has the right to purchase the Mississippi CO2 pipeline to Brookhaven field at its fair market value at that time. Fair value is to be determined by agreement of two independent appraisers, one chosen by the successor general partner and the other by Denbury or if they are unable to agree, the mid-point of the values determined by them.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP.

                                          2004          2003
                                       ---------     ---------
                                           (in thousands)
Audit Fees (a)....................     $     665     $     211
Audit-Related Fees (b)............            36            92
                                       ---------     ---------
Total.............................     $     701     $     303
                                       =========     =========

(a) Fees for audit services billed in 2004 consisted of:
      Audit of our annual financial statements Sarbanes-Oxley Section 404 audit work Audit of our General Partner financial statements Reviews of our quarterly financial statements

    Fees for audit services billed in 2003 consisted of:
      Audit of our annual financial statements Audit of our General Partner financial statements Reviews of our quarterly financial statements Financial statement audits of prior years that were originally audited by Arthur Andersen LLP.

(b) Fees for audit-related services in 2004 and 2003 consisted of:
      Financial accounting and reporting consultations Sarbanes-Oxley Act,
      Section 404 advisory services Employee benefit plan audits.

      Deloitte provided no tax services or other services to us in 2004 or 2003, however, in 2005 Deloitte will begin providing tax services, consisting of tax compliance and tax advice. In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and management of our General Partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

      Pre-Approval Policy

      The services by Deloitte in 2004 and 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the "Disclosure Categories") that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the "Service List") expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

      Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)(1) and (2) Financial Statements and Financial Statement Schedules

         See "Index to Consolidated Financial Statements" set forth on page 54.

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

            10.3  Office Lease at One Allen Center between Trizec Allen Center
                    Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

            10.4  Credit Agreement dated as of June 1, 2004, between Genesis
                    Crude Oil, L.P., Genesis Energy, Inc. Genesis Energy, L.P., Fleet National Bank and Certain Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2004)

            10.5  Pipeline Sale and Purchase Agreement between TEPPCO Crude
                    Pipeline, L.P. and Genesis Crude Oil, L.P. and Genesis Pipeline, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 31, 2003)

            10.6     Purchase and Sale Agreement between TEPPCO Crude Pipeline,
                        L.P. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 31,
                        2003)

            10.7     Production Payment Purchase and Sale Agreement between
                        Denbury Resources, Inc. and Genesis Crude Oil, L.P. executed November 14, 2003 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003)

            10.8     Carbon Dioxide Transportation Agreement between Denbury
                        Resources, Inc. and Genesis Crude Oil, L.P.
                        (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003)

           *10.9+    Genesis Energy, Inc. Stock Appreciation Rights Plan

           *10.10+   Form of Stock Appreciation Rights Plan Grant Notice

           *10.11+   Summary of Director Compensation

           *10.12+   Summary of Genesis Energy, Inc. Bonus Plan

            10.13    Second Production Payment Purchase and Sale Agreement
                        between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed August 26, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

            10.14    Second Carbon Dioxide Transportation Agreement between
                        Denbury Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

            11.1     Statement Regarding Computation of Per Share Earnings (See
                        Notes 2 and 8 to the Consolidated Financial Statements)

          * 21.1     Subsidiaries of the Registrant

          * 31.1     Certification by Chief Executive Officer Pursuant to Rule
                        13a-14(a) under the Securities Exchange Act of 1934.

          * 31.2     Certification by Chief Financial Officer Pursuant to Rule
                        13a-14(a) under the Securities Exchange Act of 1934.

          * 32.1     Certification by Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

          * 32.2     Certification by Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Filed herewith

+ A management contract or compensation plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of March, 2005.

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

/s/ MARK J. GORMAN         Director, Chief Executive Officer     March 15, 2005
-----------------------              and President
     Mark J. Gorman         (Principal Executive Officer)


/s/ ROSS A. BENAVIDES          Chief Financial Officer,          March 15, 2005
-----------------------      General Counsel and Secretary
   Ross A. Benavides         (Principal Financial Officer)


/s/ KAREN N. PAPE            Vice President and Controller       March 15, 2005
-----------------------     (Principal Accounting Officer)
     Karen N. Pape

/s/ GARETH ROBERTS             Chairman of the Board and         March 15, 2005
-----------------------                Director
     Gareth Roberts

/s/ RONALD T. EVANS                    Director                  March 15, 2005
-----------------------
    Ronald T. Evans

/s/ HERBERT I. GOODMAN                 Director                  March 15, 2005
-----------------------
   Herbert I. Goodman

/s/ SUSAN O. RHENEY                    Director                  March 15, 2005
-----------------------
    Susan O. Rheney

/s/ PHIL RYKHOEK                       Director                  March 15, 2005
-----------------------
     Phil Rykhoek

/s/ J. CONLEY STONE                    Director                  March 15, 2005
-----------------------
    J. Conley Stone

/s/ MARK A. WORTHEY                    Director                  March 15, 2005
-----------------------
    Mark A. Worthey

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Report of Independent Registered Public Accounting Firm..............................................     55

Consolidated Balance Sheets, December 31, 2004 and 2003..............................................     56

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002...........     57

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2004, 2003
   and 2002..........................................................................................     58

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002...........     59

Consolidated Statements of Partners' Capital for the Years Ended December 31, 2004, 2003 and 2002....     60

Notes to Consolidated Financial Statements...........................................................     61

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, Inc. and Unitholders of Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
--------------------------
Houston, Texas

March 14, 2005

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       December 31,       December 31,
                                                                           2004               2003
                                                                       ------------       ------------
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents......................................      $    2,078         $    2,869
   Accounts receivable:
      Trade.......................................................          68,737             66,732
      Related party...............................................             584                  -
   Inventories....................................................           1,866              1,546
   Net investment in direct financing leases, net of unearned
      income - current portion....................................             318                  -
   Insurance receivable...........................................           2,125             15,524
   Other..........................................................           1,688              1,540
                                                                        ----------         ----------
      Total current assets........................................          77,396             88,211

FIXED ASSETS, at cost.............................................          73,023             70,695
   Less:  Accumulated depreciation................................         (39,237)           (36,724)
                                                                        ----------         ----------
      Net fixed assets............................................          33,786             33,971

NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned
   income.........................................................           4,247                  -
CO2 ASSETS, net of amortization...................................          26,344             24,073
OTHER ASSETS, net of amortization.................................           1,381                860
                                                                        ----------         ----------

TOTAL ASSETS......................................................      $  143,154         $  147,115
                                                                        ==========         ==========
                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade.......................................................      $   74,176         $   60,108
      Related party...............................................           1,239              7,067
   Accrued liabilities............................................           6,523             20,069
                                                                        ----------         ----------
      Total current liabilities...................................          81,938             87,244

LONG-TERM DEBT....................................................          15,300              7,000
OTHER LONG-TERM LIABILITIES.......................................             160                  -
COMMITMENTS AND CONTINGENCIES (Note 17)

MINORITY INTERESTS................................................             517                517

PARTNERS' CAPITAL
   Common unitholders, 9,314 units issued and outstanding.........          44,326             51,299
   General partner................................................             913              1,055
                                                                        ----------         ----------
      Total partners' capital.....................................          45,239             52,354
                                                                        ----------         ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................      $  143,154         $  147,115
                                                                        ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                                             Year Ended December 31,
                                                                 -----------------------------------------------
                                                                     2004             2003              2002
                                                                 ------------      -----------      ------------
REVENUES:
   Crude oil gathering and marketing:
      Unrelated parties (including revenues from
         buy/sell arrangements of $296,329, $177,244,
         and $222,752 in 2004, 2003 and 2002,
         respectively).....................................      $    901,689      $   641,684      $    636,107
      Related parties......................................               213                -             3,036
   Pipeline transportation:
      Unrelated parties....................................            15,506           15,134            13,485
      Related parties......................................             1,174                -                 -
   CO2 marketing revenues..................................             8,561            1,079                 -
                                                                 ------------      -----------      ------------
         Total revenues....................................           927,143          657,897           652,628
COSTS AND EXPENSES:
   Crude oil costs:
      Unrelated parties (including crude oil costs from
         buy/sell arrangements of $295,380, $176,953,
         and $222,708 in 2004, 2003 and 2002,
         respectively).....................................           805,990          562,626           589,598
      Related parties......................................            77,998           59,653            26,452
      Field operating......................................            13,880           11,497            11,916
   Pipeline operating costs................................             8,137           10,026             8,076
   CO2 marketing costs:
      Transportation costs - related party.................             2,694              355                 -
      Other costs..........................................               105                -                 -
   General and administrative..............................            11,031            8,768             7,864
   Depreciation and amortization...........................             7,298            4,641             4,603
   Change in fair value of derivatives.....................                 -                -             1,279
   Net loss (gain) on disposal of surplus assets...........                33             (236)             (705)
   Other operating charges.................................                 -                -             1,500
                                                                 ------------      -----------      ------------
         Total costs and expenses..........................           927,166          657,330           650,583
                                                                 ------------      -----------      ------------
OPERATING (LOSS) INCOME....................................               (23)             567             2,045
OTHER INCOME (EXPENSE):
   Interest income.........................................                44               34                69
   Interest expense........................................              (970)          (1,020)           (1,104)
                                                                 ------------      -----------      ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS...................              (949)            (419)            1,010
Discontinued operations:
(Loss) income from operations from discontinued
   Texas System (including gain on disposal of
   $13,028 in 2003) before minority interests..............              (463)          13,742             4,082
Minority interests in discontinued operations..............                 -                1                 -
                                                                 ------------      -----------      ------------
(LOSS) INCOME FROM DISCONTINUED OPERATIONS.................              (463)          13,741             4,082
                                                                 ------------      -----------      ------------
NET (LOSS) INCOME..........................................      $     (1,412)     $    13,322      $      5,092
                                                                 ============      ===========      ============

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS-CONTINUED
                     (In thousands, except per unit amounts)

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2004             2003              2002
                                                              ------------      -----------      ------------
NET (LOSS) INCOME PER COMMON UNIT-
   BASIC AND DILUTED:
      (Loss) income from continuing operations..........      $      (0.10)     $     (0.05)     $       0.11
      (Loss) income from discontinued operations........             (0.05)            1.55              0.47
                                                              ------------      -----------      ------------
         NET (LOSS) INCOME..............................      $      (0.15)     $      1.50      $       0.58
                                                              ============      ===========      ============
Weighted average number of common units
   outstanding..........................................             9,314            8,715             8,625
                                                              ============      ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                                       ---------------------------------------
                                                                          2004            2003          2002
                                                                       ----------      ---------     ---------
NET (LOSS) INCOME...................................................   $   (1,412)     $  13,322     $   5,092
OTHER COMPREHENSIVE INCOME (LOSS):
     Change in fair value of derivatives used for hedging purposes..            -             39           (39)
                                                                       ----------      ---------     ---------
COMPREHENSIVE (LOSS) INCOME.........................................   $   (1,412)     $  13,361     $   5,053
                                                                       ==========      =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                                       ---------------------------------------
                                                                          2004            2003          2002
                                                                       ----------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.................................................   $   (1,412)     $  13,322     $   5,092
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation...................................................        4,846          5,970         4,965
     Amortization of CO2 contracts and covenant not-to-compete......        2,452            534           848
     Amortization and write-off of credit facility issuance costs...          373          1,031           736
     Amortization of unearned income on direct financing leases.....          (36)             -             -
     Payments received under direct financing leases................           75              -             -
     Change in fair value of derivatives............................            -             39         2,055
     Loss (gain) on disposal of assets..............................           33        (13,264)         (708)
     Minority interests equity in earnings (losses).................            -              1             -
     Other non-cash charges.........................................        1,151            228         1,500
     Changes in components of working capital -
        Accounts receivable.........................................       (2,589)        13,932        81,134
        Inventories.................................................       (1,170)         3,758        (1,051)
        Other current assets........................................       13,251        (11,654)        3,909
        Accounts payable............................................        7,525        (20,211)      (86,159)
        Accrued liabilities.........................................      (14,797)        11,007        (4,904)
                                                                       ----------      ---------     ---------
Net cash provided by operating activities...........................        9,702          4,693         7,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...............................       (8,322)        (4,910)       (4,211)
  CO2 contracts acquisition.........................................       (4,723)       (24,401)            -
  Proceeds from disposal of assets..................................          112         22,341         2,243
  Other, net........................................................          128            (24)            5
                                                                       ----------      ---------     ---------
Net cash used in investing activities...............................      (12,805)        (6,994)       (1,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank borrowings (repayments), net.................................        8,300          1,500        (8,400)
  Other, net........................................................          541              -             -
  Credit facility issuance fees.....................................         (826)        (1,093)            -
  Issuance of limited and general partner interests.................            -          5,012             -
  Minority interests contributions..................................            -              1             -
  Distributions to common unitholders...............................       (5,589)        (1,294)       (1,725)
  Distributions to General Partner..................................         (114)           (27)          (35)
                                                                       ----------      ---------     ---------
  Net cash provided by (used in) financing activities...............        2,312          4,099       (10,160)

Net increase (decrease) in cash and cash equivalents................         (791)         1,798        (4,706)

Cash and cash equivalents at beginning of period....................        2,869          1,071         5,777
                                                                       ----------      ---------     ---------

Cash and cash equivalents at end of period..........................   $    2,078      $   2,869     $   1,071
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

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                                                     Partners' Capital
                                              ----------------------------------------------------------------------------
                                                                                             Accumulated
                                              Number of                                         Other
                                               Common          Common         General       Comprehensive
                                                Units        Unitholders      Partner           Income            Total
                                              ----------     -----------     ----------     -------------      -----------
Partners' capital, January 1, 2002 ......          8,625     $    31,361     $      648     $           -      $    32,009
Net income ..............................              -           4,990            102                 -            5,092
Cash distributions ......................              -          (1,725)           (35)                -           (1,760)
Change in fair value of derivatives
    used for hedging purposes ...........              -               -              -               (39)             (39)
                                              ----------     -----------     ----------     -------------      -----------
Partners' capital, December 31, 2002.....          8,625          34,626            715               (39)          35,302
Net income ..............................              -          13,055            267                 -           13,322
Cash distributions ......................              -          (1,294)           (27)                -           (1,321)
Issuance of units .......................            689           4,912            100                 -            5,012
Change in fair value of derivatives
    used for hedging purposes ...........              -               -              -                39               39
                                              ----------     -----------     ----------     -------------      -----------
Partners' capital, December 31, 2003.....          9,314          51,299          1,055                 -           52,354
Net loss ................................              -          (1,384)           (28)                -           (1,412)
Cash distributions ......................              -          (5,589)          (114)                -           (5,703)
                                              ----------     -----------     ----------     -------------      -----------
Partners' capital, December 31, 2004.....          9,314     $    44,326     $      913     $           -      $    45,239
                                              ==========     ===========     ==========     =============      ===========


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

     In November 2003, an additional 0.7 million Common Units were sold to our general partner in a private placement. These Common Units are not registered with the Securities and Exchange Commission. See Note 8.

     Genesis Crude Oil, L.P. is the operating limited partnership and is owned 99.99% by GELP and 0.01% by the General Partner. Genesis Crude Oil, L.P. has two subsidiary partnerships, Genesis Pipeline Texas, L.P. and Genesis Pipeline USA, L.P. Genesis Crude Oil, L.P. and its subsidiary partnerships will be referred to as GCOLP.

     Basis of Presentation

     The accompanying financial statements and related notes present the consolidated financial position as of December 31, 2004 and 2003 for GELP and its results of operations, cash flows and changes in partners' capital for the years ended December 31, 2004, 2003 and 2002, and changes in comprehensive income for the years ended December 31, 2004, 2003 and 2002.

     All significant intercompany transactions have been eliminated.

     No provision for income taxes related to the operation of GELP is included in the accompanying consolidated financial statements; as such income will be taxable directly to the partners holding partnership interests in the Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we make include: (1) estimated useful lives of assets, which impacts depreciation and amortization, (2) accruals related to revenues and expenses, (3) liability and contingency accruals, (4) estimated fair value of assets and liabilities acquired, and (5) estimates of future net cash flows from assets for purposes of determining whether impairment of those assets has occurred. While we believe these estimates are reasonable, actual results could differ from these estimates.

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

        Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

        Long-lived assets are reviewed for impairment. An asset is tested for impairment when events or circumstances indicate that its carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated from the use and ultimate disposal of the asset. If the carrying value is determined to not be recoverable under this method, an impairment charge equal to the amount the carrying value exceeds the fair value is recognized. Fair value is generally determined from estimated discounted future net cash flows.

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

     Direct Financing Leasing Arrangements

        We lease two pipelines to Denbury under direct financing leases. The lease to Denbury of a segment of crude oil pipeline will expire in ten years, and the lease of a segment of CO2 pipeline will expire in eight years.

        When a direct financing lease is consummated, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in pipeline revenue in the Consolidated Statements of Operations. The pipeline cost is not included in fixed assets. See
Note 5.

     CO2 and Other Assets

        Other assets consist primarily of CO2 assets and intangibles. The CO2 assets include two volumetric production payments and long-term contracts to sell the CO2 volume. The contract values are being amortized on a units-of-production method. See Note 6.

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

     Stock Appreciation Rights Plan

        Upon exercise, a participant in our stock appreciation rights plan receives a cash payment calculated as the difference between the average of the closing market price of our Common Units for the ten days preceding the date of exercise over the strike price of the right being exercised. We accrue a liability for the difference between the market price at the balance sheet date and the strike price of each outstanding stock appreciation right, to the extent that the difference is positive. See Note 13.

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

        Income from direct financing leases is being recognized ratably over the term of the leases and is included in pipeline revenues.

        Revenues from CO2 marketing activities are recorded when title transfers to the customer at the inlet meter of the customer's facility.

     Cost of Sales

        Crude oil cost of sales consists of the cost of crude oil and field and pipeline operating expenses. Field and pipeline operating expenses consist primarily of labor costs for drivers and pipeline field personnel, truck rental costs, fuel and maintenance, utilities, insurance and property taxes.

        We enter into buy/sell arrangements that are accounted for on a gross basis in our statements of operations as revenues and costs of crude. These transactions are contractual arrangements that establish the terms of the purchase of a particular grade of crude oil at a specified location and the sale of a particular grade of crude oil at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract, or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single counterparty. Both transactions require physical delivery of the crude oil and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. We believe that requirements of EITF No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3", and Derivatives Implementation Group Statement 13 Implementation Issue No. K1, "Miscellaneous:
Determining Whether Separate Transactions Should be Viewed as a Unit" support the presentation of these transactions on a gross basis. Additionally FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (FIN
39) prohibits a receivable from being netted against a payable when the receivable is subject to credit risk unless a right of offset exists that is enforceable by law; therefore, netting the separate purchase and sales transactions on the statements of operations seems inconsistent with the gross presentation of the payables and receivables in the balance sheet as required under FIN 39.

        Cost of sales for the CO2 marketing activities consists of a transportation fee charged by Denbury ($0.16 per Mcf, adjusted annually for inflation) to transport the CO2 to the customer through Denbury's pipeline and insurance costs.

     Derivative Instruments and Hedging Activities

        We minimize our exposure to price risk by limiting our inventory positions, therefore we rarely use derivative instruments. In 2003 and 2004, we used derivative instruments only once. However should we use derivative instruments to hedge exposure to price risk, we would account for those derivative transactions in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and

Hedging Activities", as amended and interpreted. Derivative transactions, which can include forward contracts and futures positions on the NYMEX, are recorded on the balance sheet as assets and liabilities based on the derivative's fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivatives meet those criteria, the derivative's gains and losses offset related results on the hedged item in the income statement. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting.

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

     Net Income Per Common Unit

        Basic and diluted net income per Common Unit is calculated on the weighted average number of outstanding Common Units, after exclusion of the 2 percent General Partner interest from net income. The weighted average number of Common Units outstanding was 9,313,811, 8,714,845 and 8,624,554 for the years ended December 31, 2004, 2003 and 2002, respectively. Diluted net income per Common Unit did not differ from basic net income per Common Unit for any period presented. See Note 8 for a computation of net (loss) income per Common Unit.

     Recent and Proposed Accounting Pronouncements

        The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) is currently considering the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (Issue 04-13). As part Issue 04-13, the EITF is considering a requirement that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. Should this requirement be adopted, the revenues and costs of crude oil reflected on our statements of operations will be reduced. Our reported crude oil gathering and marketing revenues from unrelated parties for the year ended December 31, 2004 would be reduced by $296 million to $605 million. Our reported crude oil costs from unrelated parties for the year ended December 31, 2004, would be reduced by $295 million to $511 million.

        On November 30, 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that these items be charged to expense regardless of whether they meet the "so abnormal" criterion outlined in Accounting Research Bulletin 43. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which amends Accounting Principles Board Opinion No. 29 (APB 29). SFAS No. 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This general exception replaces the exception from fair value measurement in APB 29 for nonmonetary exchanges of similar productive assets. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. At this time we do not expect the adoption of this statement to have any effect on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payment". This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This statement is effective for public entities as of the first interim reporting period that begins after June 15, 2005. The adoption of this statement is not expected to have a material effect on our financial position, results of operations or cash flows.

3.  INVENTORIES

     Inventories consisted of the following (in thousands).

                                                                                  December 31,
                                                                         ------------------------------
                                                                             2004              2003
                                                                         ------------      ------------
Crude oil inventories, at lower of cost or market................        $      1,802      $      1,476
Fuel and supplies inventories, at lower of cost or market........                  64                70
                                                                         ------------      ------------
      Total inventories..........................................        $      1,866      $      1,546
                                                                         ============      ============

4.  FIXED ASSETS

     Fixed assets consisted of the following (in thousands).

                                                                           December 31,
                                                                 ------------------------------
                                                                     2004              2003
                                                                 ------------      ------------
Land and buildings.........................................      $      1,167      $      1,481
Pipelines and related assets...............................            60,296            57,429
Vehicles and transportation equipment......................             1,416             1,510
Office equipment, furniture and fixtures...................             2,791             3,043
Construction in progress...................................               841                 -
Other .....................................................             6,512             7,232
                                                                 ------------      ------------
                                                                       73,023            70,695
Less - Accumulated depreciation............................           (39,237)          (36,724)
                                                                 ------------      ------------
Net fixed assets...........................................      $     33,786      $     33,971
                                                                 ============      ============

     In 2004, $76,000 of interest cost was capitalized related to the construction of pipelines and related assets. No interest was capitalized in 2003 or 2002.

     Depreciation expense, including discontinued operations, was $4,846,000, $5,970,000 and $4,965,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In 2004, depreciation expense included $933,000 of impairment recorded to value the Liberty to Baton Rouge segment of our Mississippi System at its estimated salvage value.

     In 2003, we recorded a charge of $700,000 for an accrual for the removal of an abandoned offshore pipeline. In 2004, we received permission to abandon the pipeline in place, and reversed the amount of the accrual that had not been spent. Additionally, in 2004, we agreed to remove certain pipeline facilities from land we sold. We expect to complete this obligation in the second quarter of 2005. A reconciliation of our liability for these asset retirement obligations is as follows (in thousands):

Asset retirement obligations as of December 31, 2003.....................      $      700
Asset retirement liability obligations incurred during 2004..............              96
Asset retirement obligations settled during 2004.........................            (566)
Revisions to asset retirement obligations................................             (84)
                                                                               ----------
Asset retirement obligations as of December 31, 2004.....................      $      146
                                                                               ==========

5.  NET INVESTMENT IN DIRECT FINANCING LEASES

     In the fourth quarter of 2004, we constructed a segment of pipeline to connect a producing field operated by Denbury to our Mississippi System. Denbury will pay us a minimum payment each month for the right to use this pipeline segment. This arrangement has been accounted for as a direct financing lease.

     In the fourth quarter of 2004 we constructed a CO2 pipeline in Mississippi to transport CO2 from Denbury's main CO2 pipeline to an oil field to which we also constructed an oil pipeline to bring the oil from the field to our existing Mississippi pipeline. Denbury has the exclusive right to use this CO2 pipeline. This arrangement has been accounted for as a direct financing lease.

     The following table lists the components of the net investment in direct financing leases as of December 31, 2004 (in thousands):

Total minimum lease payments to be received.................................   $    6,806
Estimated residual values of leased property (unguaranteed).................        1,092
Less:  Unearned income......................................................       (3,333)
                                                                               ----------
Net investment in direct financing leases...................................   $    4,565
                                                                               ==========

     At December 31, 2004, minimum lease payments to be received for each of the five succeeding fiscal years are $0.8 million per year.

6.  CO2 AND OTHER ASSETS

     Carbon Dioxide (CO2) Assets

     CO2 assets consisted of the following (in thousands).

                                                                             December 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
CO2 volumetric production payments..........................        $     29,124      $     24,401
Less - Accumulated amortization                                           (2,780)             (328)
                                                                    ------------      ------------
Net CO2 assets..............................................        $     26,344      $     24,073
                                                                    ============      ============

     In November 2003, we purchased CO2 assets from Denbury for $24.4 million in cash and, in September 2004, we purchased additional CO2 assets for $4.7 million. These assets included the assignment of an interest in 167.5 and 33.0 billion cubic feet (Bcf) of CO2, under two volumetric production payments and Denbury's existing long-term CO2 supply agreements with three of its industrial customers.

     The volumetric production payments entitle us to a maximum daily quantity of CO2 of 65,250 million cubic feet (Mcf) per day through December 31, 2009, 55,750 Mcf per day for the calendar years 2010 through 2012 and 37,750 Mcf per day beginning in 2013 until we have received all volumes under the production payments. Under the terms of transportation agreements with Denbury, Denbury will process and deliver this CO2 to our industrial customers and receive a fee of $0.16 per Mcf, subject to inflationary adjustments, from us for those transportation services.

     The terms of the contracts with the industrial customers include minimum take-or-pay and maximum delivery volumes. The five industrial contracts expire at various dates between 2010 and 2016.

     The CO2 assets are being amortized on a units-of-production method. After purchase price adjustments, we had 197.5 Bcf of CO2 at acquisition, and the total $29.1 million cost is being amortized based on the volume of CO2 sold each month. For the two months in 2003 when we owned the CO2 assets, we recorded amortization of $328,000. For 2004, we recorded amortization of $2,452,000. We have 178.7 Bcf of CO2 remaining under the volumetric production payments at December 31, 2004. Based on the historical deliveries of CO2 to the customers (which have exceeded minimum take-or-pay volumes), we would expect that amortization for the next five years to be approximately $2,677,000 annually.

     Other Assets

     Other assets consisted of the following (in thousands).

                                                                              December 31,
                                                                    ------------------------------
                                                                        2004              2003
                                                                    ------------      ------------
Credit facility fees........................................        $      1,491      $      1,117
Other.......................................................                 108                40
                                                                    ------------      ------------
                                                                           1,599             1,157
Less - Accumulated amortization.............................                (218)             (297)
                                                                    ------------      ------------
Net other assets............................................        $      1,381      $        860
                                                                    ============      ============

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which we adopted January 1, 2002, we test other intangible assets periodically to determine if impairment has occurred. An impairment loss is recognized for intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As of December 31, 2004, no impairment has occurred of our remaining intangible assets.

     Amortization expense of credit facility fees for the years ended December 31, 2004, 2003 and 2002 was $373,000, $298,000 and $456,000, respectively
Additionally, in 2003, we charged to expense $733,000 of fees related to the facility that existed at the end of 2002.

     We had a covenant-not-to compete that was amortized over a five-year period that expired in 2003. Amortization expense for the covenant-not-to-compete was $205,000 and $848,000 for the years ended December 31, 2003 and December 31, 2002, respectively.

7. DEBT

     On June 1, 2004, we finalized a $100 million senior secured bank credit facility with a group of five lenders (Credit Facility). The Credit Facility consists of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving credit facility. The facility matures in June 2008. This facility replaced our then existing $65 million facility.

     The working capital portion of the Credit Facility has a sublimit of $15 million for working capital loans with the remainder of the $50 million portion available for letters of credit.

     The key terms of the Credit Facility are as follows:

        - Letter of credit fees are based on the usage of the working capital portion of the Credit Facility in relation to the borrowing base and will range from 1.75% to 2.75%. The rate can fluctuate daily. At December 31, 2004, the rate was 1.75%.

        - The interest rate on working capital borrowings is also based on the usage of the Credit Facility in relation to the borrowing base. Loans may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans can range from the prime rate plus 0.25% to the prime rate plus 1.25%. The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.75% to the LIBOR rate plus 2.75%. The rate can fluctuate daily. At December 31, 2004, we borrowed at the prime rate plus 0.25%.

        - The interest rate on acquisition borrowings may be based on the prime rate or the LIBOR rate, at our option. The interest rate on prime rate loans will be the prime rate plus 1.50%. The interest rate for LIBOR-based loans will be the LIBOR rate plus 3.00%. The rate can fluctuate daily. At December 31, 2004, we borrowed at the prime rate plus 1.50% under this portion of the Credit Facility.

        - We pay a commitment fee on the unused portion of the $100 million commitment. The commitment fee on the working capital portion is based on the usage of that portion of the Credit Facility in relation to the borrowing base and will range from 0.375% to 0.50%. At December 31, 2004, the commitment fee rate was 0.375%. The commitment fee rate on the acquisition portion is 0.50%.

        - The amount that we may have outstanding cumulatively in working capital borrowings and letters of credit is subject to a Borrowing Base calculation. The Borrowing Base is defined in the Credit Facility generally to include cash balances, net accounts receivable and inventory, less deductions for certain accounts payable. The Borrowing Base is limited to $50 million and is calculated monthly. At December 31, 2004, the Borrowing Base was $39.5 million.

        - Collateral under the Credit Facility consists of our accounts receivable, inventory, cash accounts, margin accounts and fixed assets.

        - The Credit Facility contains covenants requiring a minimum current ratio, a minimum leverage ratio, a minimum cash flow coverage ratio, a maximum ratio of indebtedness to capitalization, and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization).

     At December 31, 2004, we had $5.0 million outstanding under the working capital portion and $10.3 million outstanding under the acquisition portion of the Credit Facility. Due to the revolving nature of loans under both portions of the Credit Facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At December 31, 2004, we had letters of credit outstanding under the Credit Facility totaling $12.6 million, comprised of $6.5 million and $5.3 million for crude oil purchases related to December 2004 and January 2005, respectively and $0.8 million related to other business obligations.

     We have no limitations on making distributions in our Credit Agreement, except as to the effects of distributions in covenant calculations. The Credit Agreement requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the Credit Agreement, less maintenance capital expenditures, to the sum of interest expense and distributions. At December 31, 2004, the calculation resulted in a ratio of 1.1 to 1.0.

8. PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

        During 2002 and the first ten months of 2003, partnership equity consisted of the general partner interest of 2% and 8.6 million Common Units representing limited partner interests of 98%. The Common Units were sold to the public in an initial public offering in December 1996. In November 2003, we issued 688,811 Common Units to our General Partner in exchange for $4,925,000. We received $101,000 from the general partner for its proportionate capital contribution. At December 31, 2003 and 2004, a total of 9,313,811 Common Units were outstanding.

        The general partner interest is held by our General Partner. The Partnership is managed by the General Partner. The General Partner also holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at December 31, 2004.

        The Partnership Agreement authorizes the General Partner to cause GCOLP to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other GCOLP needs.

     Distributions

        Generally, we will distribute 100% of our Available Cash (as defined by our Partnership Agreement) within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. The target minimum quarterly distribution ("MQD") for each quarter is $0.20 per unit. During 2002, we did not pay any regular quarterly distributions. We did pay a special distribution of $0.20 per unit ($1.7 million in total) in December 2002 to help mitigate the tax effects of income allocations for that year. Beginning with the distribution for the first quarter of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). For the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total), which was paid in February 2004. We paid distributions of $0.15 per unit ($1.4 million in total) for each quarter of 2004.

        Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through December 31, 2004.

     Net (Loss) Income Per Common Unit

        The following table sets forth the computation of basic net (loss) income per Common Unit for 2004, 2003, and 2002 (in thousands, except per unit amounts).

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2004             2003              2002
                                                              ------------      -----------      ------------
Numerators for basic and diluted net (loss) income
 per common unit:
      (Loss) income from continuing operations..........      $       (949)     $      (419)     $      1,010
      Less general partner 2% ownership.................               (19)              (8)               20
                                                              ------------      -----------      ------------
      (Loss) income from continuing operations
         available for common unitholders...............      $       (930)     $      (411)     $        990
                                                              ============      ===========      ============
      (Loss) income from discontinued operations........      $       (463)     $    13,741      $      4,082
      Less general partner 2% ownership.................                (9)             275                82
                                                              ------------      -----------      ------------
      (Loss) income from discontinued operations
         available for common unitholders...............      $       (454)     $    13,466      $      4,000
                                                              ============      ===========      ============

Denominator for basic and diluted per Common Unit
 - weighted average number of Common Units
 outstanding............................................             9,314            8,715             8,625
                                                              ============      ===========      ============

Basic and diluted net (loss) income per Common
 Unit:
      (Loss) income from continuing operations..........      $      (0.10)     $     (0.05)     $       0.11
      (Loss) income from discontinued operations........             (0.05)            1.55              0.47
                                                              ------------      -----------      ------------
      Net (loss) income.................................      $      (0.15)     $      1.50      $       0.58
                                                              ============      ===========      ============

9. BUSINESS SEGMENT INFORMATION

     Our operations consist of three operating segments: (1) Crude Oil Gathering and Marketing - the purchase and sale of crude oil at various points along the distribution chain; (2) Pipeline Transportation - interstate and intrastate crude oil, natural gas and CO2 pipeline transportation; and (2) CO2 marketing - the sale of CO2 acquired under a volumetric production payment to industrial customers. Prior to 2003, we managed our crude oil gathering, marketing and pipeline operations as a single segment. The tables below reflect all periods presented as though the current segment designations had existed, and include only continuing operations data.

     We evaluate segment performance based on segment margin before depreciation and amortization. All of our revenues are derived from, and all of our assets are located in the United States. The pipeline transportation segment information includes the revenue, segment margin and assets of the direct financing leases. See Note 5.

                                               Crude Oil
                                             Gathering and        Pipeline           CO2
                                               Marketing       Transportation     Marketing       Total
                                             -------------     --------------     ---------     ----------
                                                               (in thousands)
Year Ended December 31, 2004
Revenues:
External Customers......................     $     901,902     $       13,212     $   8,561     $  923,675
Intersegment (a)........................                 -              3,468             -          3,468
                                             -------------     --------------     ---------     ----------
Total revenues of reportable segments...     $     901,902     $       16,680     $   8,561     $  927,143
                                             =============     ==============     =========     ==========

Segment margin excluding
   depreciation and amortization (b)....     $       4,034              8,543     $   5,762     $   18,339

Capital expenditures....................     $         284     $        8,187     $   4,723     $   13,194
Maintenance capital expenditures........     $         284     $          655     $       -     $      939
Net fixed and other long-term
    assets (c)..........................     $       6,067     $       33,347     $  26,344     $   65,758

Year Ended December 31, 2003
Revenues:
External Customers......................     $     641,684     $       11,799     $   1,079     $  654,562
Intersegment (a)........................                 -              3,335             -          3,335
                                             -------------     --------------     ---------     ----------
Total revenues of reportable segments...     $     641,684     $       15,134     $   1,079     $  657,897
                                             =============     ==============     =========     ==========

Segment margin excluding
   depreciation and amortization (b)....     $       7,908              5,108     $     724     $   13,740

Capital expenditures....................     $         635     $        2,302     $  24,401     $   27,338
Maintenance capital expenditures........     $         635     $        2,226     $       -     $    2,861
Net fixed and other long-term
   assets (c)...........................     $       5,480     $       29,351     $  24,073     $   58,904

Year Ended December 31, 2002
Revenues:
External Customers......................     $     639,143     $       10,214     $       -     $  649,357
Intersegment (a)........................                 -              3,271             -          3,271
                                             -------------     --------------     ---------     ----------
Total revenues of reportable segments...     $     639,143     $       13,485     $       -     $  652,628
                                             =============     ==============     =========     ==========

Segment margin excluding
   depreciation and amortization (b)....     $       9,898              5,409     $       -     $   15,307

Capital expenditures....................     $         690     $        1,981     $       -     $    2,671
Maintenance capital expenditures........     $         690     $        1,981     $       -     $    2,671

(a)  Intersegment sales were conducted on an arm's length basis.

(b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to income from continuing operations for each year presented is as follows:

                                                                  Year Ended December 31,
                                                     -------------------------------------------------
                                                         2004              2003               2002
                                                     ------------      -------------      ------------
                                                                       (in thousands)
Segment margin excluding depreciation and
  amortization..................................     $     18,339      $      13,740      $     15,307
General and administrative expenses.............           11,031              8,768             7,864
Depreciation, amortization and impairment.......            7,298              4,641             4,603
Net loss (gain) on disposal of surplus assets...               33               (236)             (705)
Other operating charges.........................                -                  -             1,500
Interest expense, net...........................              926                986             1,035
                                                     ------------      -------------      ------------
(Loss) income from continuing operations........     $       (949)     $        (419)     $      1,010
                                                     ============      =============      ============

(c) Net fixed and other long-term assets are the measure used by management in evaluating the results of its operations on a segment basis. Current assets are not allocated to segments as the amounts are shared by the segments or are not meaningful in evaluating the success of the segment's operations.

10. DISCONTINUED OPERATIONS

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

     The sale of these assets was the result of an initiative started in 2002 to evaluate our asset base to determine which segments, if any, should be sold, idled or abandoned to reduce cost or risk of operation. We determined we should consider selling these assets due to potential risks to the continuation of our revenue stream that may result from consolidation of pipeline assets in the area and projections of maintenance capital costs that may occur. We also determined that other segments of the Texas Gulf Coast operations had little value and should be abandoned in place or sold to reduce costs or risks.

     TEPPCO paid us $21.6 million for the assets it acquired. TEPPCO also assumed the responsibilities for unpaid royalties related to the crude oil purchase and sale contracts it assumed and we transferred $0.6 million to TEPPCO for those liabilities. We agreed not to compete with TEPPCO in a 40-county area in Texas surrounding the pipeline for a five year period.

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

     Under the terms of the sale to Blackhawk, we received no consideration from Blackhawk for the sale. We retained responsibility for any environmental matters related to the pipeline segments acquired by Blackhawk through December 31, 2003, however that responsibility will cease in ten years.

     The assets we abandoned had been idle since 2002 or earlier. The net book value of these assets was charged to impairment expense in 2001.

     Operating results from the discontinued operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                                           Year Ended December 31,
                                                              -------------------------------------------------
                                                                  2004              2003               2002
                                                              ------------      -------------      ------------
                                                                               (in thousands)
Revenues:
   Gathering and marketing..............................      $          -      $     263,930      $    252,452
   Pipeline.............................................                 -              6,480             6,726
                                                              ------------      -------------      ------------
      Total revenues....................................                 -            270,410           259,178
Costs and expenses:
   Crude costs and field operating costs................                 5            261,704           247,797
   Pipeline operating costs.............................               458              5,846             4,852
   General and administrative...........................                 -                282               425
   Depreciation and amortization........................                 -              1,864             1,210
   Change in fair value of derivatives..................                 -                  -               815
   Net gain on disposal of surplus assets...............                 -                  -                (3)
                                                              ------------      -------------      ------------
      Total costs and expenses..........................               463            269,696           255,096
                                                              ------------      -------------      ------------
Operating (loss) income from discontinued operations....              (463)               714             4,082

Gain on disposal of assets..............................                 -             13,028                 -
                                                              ------------      -------------      ------------

(Loss) income from operations from discontinued
   Texas System before minority interests...............      $       (463)     $      13,742      $      4,082
                                                              ============      =============      ============

11. TRANSACTIONS WITH RELATED PARTIES

     Except for below-market guaranty fees paid in 2002 to Salomon Smith Barney Holdings Inc. ("Salomon"), sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than those conducted with unaffiliated parties. Salomon was the owner of the General Partner until May 2002.

     Sales and Purchases of Crude Oil

        Denbury became a related party in May 2002. Purchases of crude oil from Denbury for the years ended December 31, 2004 and 2003 were $78.0 million and $59.7 million, respectively. Purchases from Denbury during the year ended December 31, 2002, while it was a related party (May to December) were $26.5 million and purchases during the period before it became an affiliate were $10.9 million. Denbury began shipping its own crude oil on our Mississippi System in September 2004, so our purchases of crude oil from Denbury will be significantly less in the future.

        Genesis and Salomon ceased to be related parties in May 2002. During the period in 2002 when Salomon was a related party, sales totaling $3.0 million were made to Phibro, Inc., a subsidiary of Salomon. These transactions were bulk and exchange transactions.

     Transportation Services

        In September 2004, we entered into an agreement with Denbury where we would provide truck transportation services to Denbury to move their crude oil from the wellhead to our Mississippi pipeline. Previously we had purchased Denbury's crude oil and trucked the oil for ourselves. Denbury pays us a fee for this trucking service. For the four months in 2004 when we provided this service, we received fees from Denbury totaling $0.2 million. These fees are reflected in the statement of operations as gathering and marketing revenues.

        In September 2004, Denbury also became a shipper on our Mississippi pipeline. Fees for this transportation service totaled $1.1 million for the four month period. We also billed Denbury $76,000 under the direct financing lease arrangements for the Olive crude oil pipeline and the Brookhaven CO2 pipeline and recorded $36,000 of pipeline transportation income from these arrangements. See Note 5.

        We also provide pipeline monitoring services to Denbury for which we charged $22,000 in 2004. This revenue is included in pipeline revenues in the statement of operations.

     General and Administrative Services

        We do not directly employ any persons to manage or operate our business. Those functions are provided by the General Partner. We reimburse the General Partner for all direct and indirect costs of these services. Total costs reimbursed to the General Partner by us were $14,065,000, $16,028,000, and $17,280,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Due to and from Related Parties

        At December 31, 2004 and 2003, we owed Denbury $0.7 million and $6.9 million, respectively, for purchases of crude oil. Additionally, we owed Denbury $0.5 million and $0.1 million, respectively, for CO2 transportation services at December 31, 2004 and 2003. Denbury owed us $0.4 million for transportation services at December 31, 2004. The General Partner owed us $0.1 million at December 31, 2004. We owed the General Partner $0.1 million at December 31, 2003 for administrative services.

     Directors' Fees

        In 2004 and 2003, we paid $120,000 to Denbury for the services of four of Denbury's officers who serve as directors of the General Partner, the same rate at which our independent directors were paid.

     CO2 Volumetric Production Payment and Transportation

        We acquired volumetric production payments from Denbury in 2004 and 2003 for $4.7 million and $24.4 million, respectively. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers. For 2004 and the last two months of 2003, we paid Denbury $2.7 million and $0.4 million for these transportation services related to our sales of CO2. See Note 6.

     Financing

        Our general partner guarantees our obligations under the Credit Facility. Our general partner that guarantees the obligations is a wholly-owned subsidiary of Denbury. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

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

     Guaranty Fees

        From January 2002 to April 2002, Salomon provided guaranties under a transition arrangement with Salomon and Citicorp to the Partnership. For the year ended December 31, 2002, the Partnership paid Salomon $61,000 for guarantee fees. The guarantee fees are included as a component in cost of crude on the consolidated statements of operations. These guarantee fees were less than the cost of a letter of credit facility from a bank.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash received by us for interest during the years ended December 31, 2004, 2003 and 2002 was $44,000, $34,000, and $68,000, respectively. Cash payments for interest were $674,000, $1,194,000, and $537,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

     For the year ended December 31, 2004, the partnership incurred liabilities for fixed asset additions totaling $0.2 million that had not been paid at the end of the year and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

13. EMPLOYEE BENEFIT PLANS

     We do not directly employ any of the persons responsible for managing or operating our activities. Employees of the General Partner provide those services and are covered by various retirement and other benefit plans.

     In order to encourage long-term savings and to provide additional funds for retirement to its employees, the General Partner sponsors a profit-sharing and retirement savings plan. Under this plan, the General Partner's matching contribution is calculated as an equal match of the first 3% of each employee's annual pretax contribution and 50% of the next 3% of each employee's annual pretax contribution. The General Partner also made a profit-sharing contribution of 3% of each eligible employee's total compensation. The expenses included in the consolidated statements of operations for costs relating to this plan were $635,000, $507,000, and $564,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

     The General Partner also provided certain health care and survivor benefits for its active employees. In 2004, 2003 and 2002, these benefit programs were self-insured, with a catastrophic insurance policy to limit our costs. The General Partner plans to continue self-insuring these plans in the future. The expenses included in the consolidated statements of operations for these benefits were $1,219,000, $1,368,000, and $1,360,000 in 2004, 2003 and 2002,
respectively.

     Stock Appreciation Rights Plan

        In December 2003, the Board approved a Stock Appreciation Rights (SAR) plan for all employees of our General Partner. Under the terms of this plan, all regular, full-time active employees and the members of the Board are eligible to participate in the plan. The plan is administered by the Compensation Committee of the Board, who shall determine, in its full discretion, the number of rights to award, the grant date of the units and the formula for allocating rights to the participants and the strike price of the rights awarded. Each right is equivalent to one Common Unit.

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

        At December 31, 2004, awards of 558,697 rights were outstanding, of which 96,438 vested on December 31, 2004. The value of the total rights outstanding at December 31, 2004 was $1.4 million. The vested rights had a value to participants of $0.3 million at December 31, 2004. In 2004 and 2003, we recorded non-cash expense of $1,151,000 and $228,000 for the increase between the strike price of the outstanding rights and the closing market price for Common Units on December 31, 2004 and 2003, respectively.

     Bonus Plan

        In March 2003, the Compensation Committee of the Board of Directors of the General Partner approved a Bonus Plan (the "Bonus Plan") for all employees of the General Partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding all employees for achieving financial performance objectives. The Bonus Plan will be administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to employees each time GCOLP earns $1.6 million of Available Cash. The amount allocated to the bonus pool increases for each $1.6 million earned, such that a bonus pool of $2.3 million will exist if the Partnership earns $14.6 million of Available Cash. We accrued $0.2 million for the bonus pool for 2004.

        Bonuses will be paid to employees after the end of the year, but only if distributions are made to the Common Unitholders. The amount in the bonus pool will be allocated to employees based on the group to which they are assigned. Employees in the first group can receive bonuses that range from zero to ten percent of base compensation. The next group includes employees who could earn a total bonus ranging from zero to twenty percent. Certain members are eligible to earn a total bonus ranging from zero to thirty percent. Lastly, our officers and other senior management are eligible for a total bonus ranging from zero to forty percent. The Bonus Plan will be at the discretion of the Compensation Committee, and our General Partner can amend or change the Bonus Plan at any time.

14. MAJOR CUSTOMERS AND CREDIT RISK

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

     Occidental Energy Marketing, Inc., Marathon Ashland Petroleum LLC and Plains Marketing, L.P. accounted for 20.4%, 12.8% and 10.0% of total revenues in 2004, respectively. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 22.5%, 15.4% and 11.0% of total revenues in 2003, respectively. Marathon Ashland Petroleum LLC and ExxonMobil Corporation accounted for 18.5% and 13.6% of total revenues in 2002, respectively. The majority of the revenues from these five customers in all three years relate to our gathering and marketing operations.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities in the Consolidated Balance Sheets approximated fair value due to the short maturity of these instruments. Additionally, the carrying value of the long-term debt approximated fair value due to its floating rate of interest.

     The carrying value of the direct financing leases in the Consolidated Balance Sheets approximated fair value as these leases began at the end of 2004 when the assets were constructed.

16. DERIVATIVES

     Our market risk in the purchase and sale of our crude oil contracts is the potential loss that can be caused by a change in the market value of the asset or commitment. In order to hedge our exposure to such market fluctuations, we may enter into various financial contracts, including futures, options and swaps. Historically, any contracts we have used to hedge market risk were less than one year in duration. During 2004, we used financial contracts minimally, and at December 31, 2004 there were no derivative contracts outstanding. During 2003 we did not use any hedging instruments.

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

     We regularly review our contracts to determine if the contracts qualify for treatment as derivatives. We had no contracts qualifying for treatment as derivatives at December 31, 2004.

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

     We determined that all other derivative contracts qualified for the normal purchase and sale exemption at December 31, 2004 and 2003. The decrease in fair value of our net asset for derivatives not qualifying as hedges during 2002 was $2.1 million. The change in fair value in 2002 related to continuing operations was $1.3 million and is recorded in the consolidated statements of operations under the caption "Change in fair value of derivatives." The remaining change in 2002 related to discontinued operations.

17. COMMITMENTS AND CONTINGENCIES

     Commitments and Guarantees

        We lease office space for our headquarters office under a long-term lease. The lease extends until October 31, 2005. We lease office space for two field offices under leases that expire in 2007 and 2009. Ryder provides tractors and trailers to us under an operating lease that also includes full-service maintenance. Under the terms of the lease, we lease 51 tractors and 51 trailers. We pay a fixed monthly rental charge for each tractor and trailer and a fee based on mileage for the maintenance services. We lease three tanks for use in our pipeline operations. Beginning in 2005, we are reimbursed for the costs of the tank lease by a customer, under a reimbursement agreement covering the period of the tank lease. Additionally, we lease a segment of pipeline. Under the terms of that lease, we make lease payments based on throughput, and we have no minimum volumetric or financial requirements remaining. We also lease service vehicles for our field personnel.

        The future minimum rental payments under all non-cancelable operating leases as of December 31, 2004, were as follows (in thousands).

                                   Office     Tractors and                   Service
                                   Space        Trailers        Tanks        Vehicles         Total
                                   -------    ------------     ---------     ---------      ---------
2005..........................     $   441    $      1,639     $     479     $     320      $   2,879
2006..........................          49             761           493            88          1,391
2007..........................          46             732           508            86          1,372
2008..........................          32             728             -             -            760
2009..........................          23             662             -             -            685
2010 and thereafter...........           -             672             -             -            672
                                   -------    ------------     ---------     ---------      ---------
Total minimum lease
   obligations................     $   591    $      5,194     $   1,480     $     494      $   7,759
                                   =======    ============     =========     =========      =========

Total operating lease expense was as follows (in thousands).

Year ended December 31, 2004...................................    $    3,824
Year ended December 31, 2003...................................    $    4,736
Year ended December 31, 2002...................................    $    4,713

        We have guaranteed $3.6 million of residual value related to the leases of tractors and trailers. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

        GELP has guaranteed crude oil purchases of GCOLP. These guarantees, totaling $13.7 million, were provided to counterparties. To the extent liabilities exist under the contracts subject to these guarantees, such liabilities are included in the consolidated balance sheet.

        GELP, the General Partner and the subsidiaries of GCOLP have guaranteed the payments by GCOLP to the banks under the terms of the New Credit Facility related to borrowings and letters of credit. Borrowings at December 31, 2004 were $15.3 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

        In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $2.0 million in 2005 and 2006 for testing and improvements under regulations requiring assessment of the integrity of crude oil pipelines.

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

        PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C.
PQS has brought a third party demand against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against Genesis is without merit and intend to vigorously defend ourselves in this matter. We currently have no reason to believe that this matter would have a material financial effect on our financial position, results of operations, or cash flows.

     Environmental

        On December 20, 1999, we had a release of crude oil from our Mississippi System. Approximately 8,000 barrels of oil were released from the pipeline near Summerland, Mississippi, and entered a creek nearby. A portion of the oil then flowed into the Leaf River. The clean up of the release is covered by insurance and the direct financial impact to us of the cost of the clean-up has not been material. Included in insurance receivable on the consolidated balance sheet at December 31, 2004 and 2003 is $2.1 million and $2.8 million, respectively, related to this release. Management of the Partnership reached an agreement with the US Environmental Protection Agency and the Mississippi Department of Environmental Quality for the payment of fines of $3.0 million under environmental laws with respect to this oil spill. The consent order to these fines was entered on July 27, 2004. In 2001 and 2002, a total accrual of $3.0 million was recorded for these fines, and was paid in the third quarter of 2004. The fines were not covered by insurance. In addition to the fines, we have other obligations under the consent order to restore the environment to a condition it was in prior to the release. Management believes such costs are covered by insurance and are included in the insurance receivable described above.

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

18. SUBSEQUENT EVENTS

     Gas Gathering and Marketing Assets

        In January 2005, we acquired fourteen natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from Multifuels Energy Asset Group, L.P. for $3.1 million. These fourteen systems total 60 miles of pipeline and related assets. This acquisition was financed through our Credit Agreement. This acquisition will enable us to complement our existing operations enabling to provide gas gathering and marketing services in areas where we have existing operations and relationships with oil and gas producers.

     Syngas Investment

        On February 3, 2005 we entered into a definitive agreement with TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc., to purchase its 50% partnership interest in T & P Syngas Supply Company (T&P Syngas) for $13.5 million, subject to normal closing conditions. The acquisition is subject to a right of first refusal held by Praxair Hydrogen Supply, Inc. ("Praxair"), that must be exercised within 60 days. Praxair holds the other 50% interest in T&P Syngas. The acquisition, if concluded, will be financed through our Credit Agreement.

        T&P Syngas is a partnership that owns a syngas manufacturing facility located in Texas City, Texas. The facility processes natural gas to produce syngas (a combination of carbon monoxide and hydrogen) and high pressure steam. All of the syngas and steam produced by the facility is sold to Praxair under a long-term processing agreement.

     Distribution

        On January 21, 2005, the Board of Directors of the General Partner declared a cash distribution of $0.15 per Unit for the quarter ended December 31, 2004. This distribution was paid on February 14, 2005 to the General Partner and all Common Unitholders of record as of the close of business on January 31, 2005.

                                  EXHIBIT INDEX

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

            10.3  Office Lease at One Allen Center between Trizec Allen Center
                   Limited Partnership (Landlord) and Genesis Crude Oil, L.P. (Tenant) (incorporated by reference to Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1997)

            10.4  Credit Agreement dated as of June 1, 2004, between Genesis
                   Crude Oil, L.P., Genesis Energy, Inc. Genesis Energy, L.P., Fleet National Bank and Certain Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2004)

            10.5  Pipeline Sale and Purchase Agreement between TEPPCO Crude
                   Pipeline, L.P. and Genesis Crude Oil, L.P. and Genesis Pipeline, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 31, 2003)

            10.6  Purchase and Sale Agreement between TEPPCO Crude Pipeline,
                   L.P. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 31, 2003)

            10.7  Production Payment Purchase and Sale Agreement between Denbury
                   Resources, Inc. and Genesis Crude Oil, L.P. executed November 14, 2003 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003)

            10.8  Carbon Dioxide Transportation Agreement between Denbury
                   Resources, Inc. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003)

           *10.9+ Genesis Energy, Inc. Stock Appreciation Rights Plan

           *10.10+ Form of Stock Appreciation Rights Plan Grant Notice

           *10.11+ Summary of Director Compensation

           *10.12+ Summary of Genesis Energy, Inc. Bonus Plan

            10.13 Second Production Payment Purchase and Sale Agreement between
                   Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed August 26, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

            10.14 Second Carbon Dioxide Transportation Agreement between Denbury
                   Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

            11.1  Statement Regarding Computation of Per Share Earnings (See
                   Notes 2 and 8 to the Consolidated Financial Statements)

         *  21.1  Subsidiaries of the Registrant

         * 31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         * 31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         * 32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * 32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
         *  Filed herewith

         +  A management contract or compensation plan or arrangement.