Form 10-Q
period 2005-06-30
GENESIS ENERGY LP
filed 2005-08-09
CIK 1022321

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

                  For the quarterly period ended June 30, 2005

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

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                                                             Page
                                                                                                             -----
                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2005 and December 31, 2004..............................       3

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005
            and 2004....................................................................................       4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004..........       5

         Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 2005.............       6

         Notes to Consolidated Financial Statements.....................................................       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........      18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................      34

Item 4.  Controls and Procedures........................................................................      34

                                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................      35

Item 6.  Exhibits and Reports on Form 8-K...............................................................      35

SIGNATURES..............................................................................................      35

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                          June 30,         December 31,
                                                                            2005               2004
                                                                        ----------         -----------
                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents......................................      $    1,628         $      2,078
   Accounts receivable:
      Trade.......................................................          89,614               68,737
      Related party...............................................             617                  584
   Inventories....................................................           4,329                1,866
   Net investment in direct financing leases, net of
     unearned income - current portion............................             513                  318
   Insurance receivable...........................................           2,043                2,125
   Other..........................................................           1,503                1,688
                                                                        ----------         ------------
      Total current assets........................................         100,247               77,396

FIXED ASSETS, at cost.............................................          69,863               73,023
   Less:  Accumulated depreciation................................         (35,274)             (39,237)
                                                                        ----------         ------------
      Net fixed assets............................................          34,589               33,786

NET INVESTMENT IN DIRECT FINANCING LEASES, net of
   unearned income................................................           6,211                4,247
CO2 ASSETS, net of amortization...................................          25,023               26,344
INVESTMENT IN T&P SYNGAS SUPPLY COMPANY...........................          13,757                    -
OTHER ASSETS, net of amortization.................................           1,289                1,381
                                                                        ----------         ------------

TOTAL ASSETS......................................................      $  181,116         $    143,154
                                                                        ==========         ============

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable:
      Trade.......................................................      $   91,003         $     74,176
      Related party...............................................           1,053                1,239
   Accrued liabilities............................................           8,050                6,523
                                                                        ----------         ------------
      Total current liabilities...................................         100,106               81,938

LONG-TERM DEBT....................................................          34,400               15,300
OTHER LONG-TERM LIABILITIES.......................................             192                  160
COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTERESTS................................................             517                  517

PARTNERS' CAPITAL
   Common unitholders, 9,314 units issued and outstanding.........          44,975               44,326
   General partner................................................             926                  913
                                                                        ----------         ------------
      Total partners' capital.....................................          45,901               45,239
                                                                        ----------         ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL...........................      $  181,116         $    143,154
                                                                        ==========         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2005           2004          2005           2004
                                                        ------------   -----------   ------------   ------------
REVENUES:
Crude oil gathering and marketing:
   Unrelated parties (including revenues from
      buy/sell arrangements in the three and six
      months of 2005 of $90,550 and $176,392 and
      $72,639 and $131,435 in the three and six
      months of 2004)................................   $    247,450   $   225,872   $    494,274   $     418,868

   Related parties...................................            242             -            426               -
Pipeline transportation, including natural gas sales:
   Unrelated parties.................................          5,726         4,086         11,927           8,171
   Related parties...................................          1,158             -          2,269               -
CO2 revenues.........................................          2,568         2,149          4,848           3,980
                                                        ------------   -----------   ------------   -------------
   Total revenues....................................        257,144       232,107        513,744         431,019
COSTS AND EXPENSES:
Crude oil costs:
   Unrelated parties (including crude oil costs
      from buy/sell arrangements in the three and
      six months of 2005 of $90,254 and $176,399
      and $72,407 and $130,989 in the three
      and six months of 2004)........................        241,535       192,309        483,346         358,281
   Related parties...................................          1,524        28,424          2,001          51,399
   Field operating...................................          4,183         3,195          8,015           6,238
Pipeline transportation costs:
   Pipeline operating costs..........................          2,300         2,429          4,533           4,661
   Natural gas purchases.............................          1,776             -          4,412               -
CO2 distribution costs:
   Transportation costs - related party..............            773           662          1,490           1,228
   Other costs.......................................             38            26             76              51
General and administrative...........................          2,468         2,022          3,326           5,186
Depreciation and amortization........................          1,568         1,627          3,094           3,174
Net gain on disposal of surplus assets...............            (27)          (75)          (398)            (75)
                                                        ------------   -----------   ------------   -------------

OPERATING INCOME.....................................          1,006         1,488          3,849             876
OTHER INCOME (EXPENSE):
Equity in earnings of investment in T&P Syngas.......            252             -            252               -
Interest income......................................             22             4             28              28
Interest expense.....................................           (528)         (332)          (889)           (526)
                                                        ------------   -----------   ------------   -------------
INCOME FROM CONTINUING OPERATIONS....................            752         1,160          3,240             378
(Loss) income from operations of discontinued Texas
      System.........................................             (9)          (61)           273            (284)
                                                        ------------   -----------   ------------   -------------

NET INCOME...........................................   $        743   $     1,099   $      3,513   $          94
                                                        ============   ===========   ============   =============

NET INCOME (LOSS) PER COMMON UNIT - BASIC AND
DILUTED:
   Income from continuing operations.................
                                                        $       0.08   $      0.12   $       0.34   $        0.04
   Income (loss) from discontinued operations........           0.00          0.00           0.03           (0.03)
                                                        ------------   -----------   ------------   -------------
NET INCOME...........................................   $       0.08   $      0.12   $       0.37   $        0.01
                                                        ============   ===========   ============   =============

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING..          9,314         9,314          9,314           9,314
                                                        ============   ===========   ============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                        2005          2004
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................   $   3,513      $      94
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation.................................................................       1,773          2,038
     Amortization of CO2 contracts................................................       1,321          1,136
     Amortization of credit facility issuance costs...............................         187            194
     Amortization of unearned income on direct financing leases...................        (349)             -
     Payments received under direct financing leases..............................         593              -
     Equity in earnings of investment in T&P Syngas...............................        (252)             -
     Change in fair value of derivatives..........................................        (432)           (18)
     Gain on asset disposals......................................................        (671)           (75)
     Other non-cash (credits) charges.............................................        (510)           592
     Changes in components of working capital -
        Accounts receivable.......................................................     (20,910)       (10,495)
        Inventories...............................................................      (3,163)          (529)
        Other current assets......................................................         267         14,582
        Accounts payable..........................................................      15,395          9,871
        Accrued liabilities.......................................................       2,383        (11,926)
                                                                                     ---------      ---------
Net cash (used in) provided by operating activities...............................        (855)         5,464
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.............................................      (4,394)        (1,479)
  Investment in T&P Syngas Supply Company.........................................     (13,505)             -
  Other, net......................................................................         (53)           (11)
  Proceeds from sale of assets....................................................       1,360             79
                                                                                     ---------      ---------
Net cash used in investing activities.............................................     (16,592)        (1,411)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of debt.............................................      19,100         (1,500)
  Credit facility issuance fees...................................................           -           (839)
  Other, net......................................................................         748              -
  Distributions to common unitholders.............................................      (2,794)        (2,794)
  Distributions to General Partner................................................         (57)           (57)
                                                                                     ---------      ---------
Net cash provided by (used in) financing activities...............................      16,997         (5,190)
                                                                                     ---------      ---------

Net decrease in cash and cash equivalents.........................................        (450)        (1,137)

Cash and cash equivalents at beginning of year....................................       2,078          2,869
                                                                                     ---------      ---------

Cash and cash equivalents at end of period........................................   $   1,628      $   1,732
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                              Partners' Capital
                                                          ---------------------------------------------------
                                                          Number  of
                                                            Common       Common        General
                                                             Units     Unitholders     Partner        Total
                                                          ----------   -----------   ---------      ---------
Partners' capital at January 1, 2005...................        9,314   $    44,326   $     913      $  45,239

Net income for the six months ended June 30, 2005......            -         3,443          70          3,513

Distributions to partners during the six months ended
  June 30, 2005........................................            -        (2,794)        (57)        (2,851)
                                                          ----------   -----------   ---------      ---------

Partners' capital at June 30, 2005.....................        9,314   $    44,975   $     926      $  45,901
                                                          ==========   ===========   =========      =========

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

      Basis of Presentation

      The accompanying financial statements and related notes present (i) our consolidated financial position as of June 30, 2005 and December 31, 2004, (ii) our consolidated results of operations and changes in comprehensive income for the three and six months ended June 30, 2005 and 2004, (iii) our consolidated cash flows for the six months ended June 30, 2005 and 2004, and (iv) our consolidated changes in partners' capital for the six months ended June 30, 2005.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

            The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) is currently considering the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (Issue 04-13). As part of Issue 04-13, the EITF is considering a requirement that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. Should this requirement be adopted, our reported crude oil gathering and marketing revenues from unrelated parties and our reported crude oil costs from unrelated parties for the three and six months ended June 30, 2005 and 2004 would be reduced by the amounts shown on parenthetical notations on the consolidated statements of operations.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised December 2004), "Share-Based Payments" (SFAS 123(R)). This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This statement is effective for us in the first quarter of 2006. The adoption of this statement will require that the compensation cost associated with our stock appreciation rights plan be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123 (R), we have accounted for the stock appreciation

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units at that date. Under SFAS 123(R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates. We are currently evaluating what effect SFAS 123(R) will have on our financial statements, but at this time, we do not believe that the adoption of this statement will have a material effect on our financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation", as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation and emphasizes that uncertainty about the timing or method of settlement of the obligation should be factored into the calculation of the fair value of the obligation. FIN 47 is effective no later than the end of reporting periods ending after December 15, 2005. We are currently evaluating what effect FIN 47 will have on our financial statements, but at this time, we do not believe that the adoption of FIN 47 will have a material effect on our financial position, results of operations or cash flows.

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

      At June 30, 2005, the components of the net investment in direct financing leases were as follows (in thousands):

Total minimum lease payments to be received ...................  $ 10,003
Estimated residual values of leased property (unguaranteed) ...     1,287
Less: Unearned income .........................................    (4,566)
                                                                 --------
Net investment in direct financing leases .....................  $  6,724
                                                                 ========

      At June 30, 2005, minimum lease payments to be received for each of the five succeeding fiscal years are $1.2 million per year.

4. INVESTMENT IN T&P SYNGAS SUPPLY COMPANY

      On April 1, 2005, we acquired a 50% interest in T&P Syngas Supply Company (T&P Syngas), a Delaware general partnership, for $13.5 million from a subsidiary of ChevronTexaco Corporation. Praxair Hydrogen Supply Inc. holds the other 50% partnership interest in T&P Syngas. We paid for our interest in T&P Syngas with borrowings under our credit facilities.

      T&P Syngas processes raw materials provided by its customer into syngas and steam and earns a fee for its processing services. These operations are conducted at its facilities in Texas City, Texas.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting. T&P Syngas is managed by a management committee comprised of representatives from each partner, therefore we share equally with Praxair in the control over the partnership. We reflect in our consolidated statements of operations our equity in T&P Syngas' net income, net of the amortization of the excess of our investment over our share of partners' capital of T&P Syngas. We paid $4.0 million more for our interest in T&P Syngas than our share of partners' capital on the balance sheet of T&P Syngas at the date of the acquisition. This excess amount of the purchase price over the equity in T&P Syngas is being amortized using the straight-line method over the remaining useful life of the assets of T&P Syngas of eleven years. Our consolidated statements of operations for the three and six months ended June 30, 2005 included $339,000 as our share of the earnings of T&P Syngas for the period beginning April 1, 2005, reduced by amortization of the excess purchase price of $87,000.

      The table below reflects summarized financial information for T&P Syngas at June 30, 2005, for the period since we acquired our interest in T&P Syngas.

                                         Three Months Ended
                                            June 30, 2005
                                         ------------------
                                           (in thousands)
Revenues ................................      $ 1,093
Operating expenses and depreciation .....         (417)
Other income ............................            3
                                               -------
Net income ..............................      $   679
                                               =======

                                             June 30, 2005
                                             --------------
                                             (in thousands)
Current assets ............................    $ 1,277
Non-current assets ........................     17,177
                                               -------
Total assets ..............................    $18,454
                                               =======

Current liabilities .......................    $   252
Partners' capital .........................     18,202
                                               -------
Total liabilities and partners' capital ...    $18,454
                                               =======

      The following pro forma information represents the effects on our consolidated statements of operations assuming the investment in T&P Syngas had occurred at the beginning of each period presented:

                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                            2005             2004        2005          2004
                                                         ----------      -----------  ----------   ------------
                                                                 (in thousands, except per unit amounts)
Revenues ..............................................  $ 257,144       $ 232,107    $ 513,744    $ 431,019
Operating income ......................................  $   1,006       $   1,488    $   3,849    $     876
Equity in investment in T&P Syngas ....................  $     252       $     153    $     412    $     290
Net interest expense ..................................  $    (506)      $    (507)   $  (1,084)   $    (859)
Income from continuing operations .....................        752           1,134        3,177          307
Net income ............................................  $     743       $   1,073    $   3,540    $      23

Basic and diluted net income (loss) per Common Unit
   Income from continuing operations ..................  $    0.08       $    0.12    $    0.33    $    0.03
   Income (loss) from discontinued operations .........       0.00            0.00         0.03        (0.03)
                                                         ---------       ---------    ---------    ---------
   Net income .........................................  $    0.08       $    0.12    $    0.36    $    0.00
                                                         =========       =========    =========    =========

      The acquisition of T&P Syngas occurred at the beginning of the three month period ended June 30, 2005, so the pro forma results in the table above are the same as the actual results for that period.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT

      We have a credit facility that totals to $100 million, with $65 million available for borrowing and $35 million available for letters of credit. At June 30, 2005, we had $34.4 million outstanding under our credit facility. At June 30, 2005, the weighted average interest rate on this debt was 7.27%. Due to the revolving nature of loans under the credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At June 30, 2005, we had letters of credit outstanding under the credit facility totaling $9.7 million, comprised of $4.0 million and $4.9 million for crude oil purchases related to June 2005 and July 2005, respectively and $0.8 million related to other business obligations.

      The amount that we may have outstanding cumulatively in borrowings and letters of credit under the working capital portion of the facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At June 30, 2005, the borrowing base was $50.0 million. The remaining amount available for borrowings at June 30, 2005 was $5 million under the working capital portion and $25.6 million under the acquisition portion of the credit facility.

      Certain restrictive covenants of the credit facility limit our ability to make distributions to our unitholders and our general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At June 30, 2005, the calculation resulted in a ratio of 1.2 to 1.0. The credit facility also requires that the level of operating cash inflows, as adjusted in accordance with the credit facility, be at least $8.5 million. At June 30, 2005, the result of this calculation was $10.7 million. If we meet these covenants, we are otherwise not limited by our credit facility in making distributions.

6. PARTNERS' CAPITAL AND DISTRIBUTIONS

      Partners' Capital

            Partnership equity consists of the general partner interest of 2% and 9,313,811 common units representing limited partner interests of 98%.

            The general partner interest is held by our general partner. We are managed by our general partner. The general partner also holds a 0.01% general partner interest in GCOLP, which is reflected as a minority interest in the consolidated balance sheet at June 30, 2005.

            Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

      Distributions

            Generally, we will distribute 100% of our Available Cash (as defined in our partnership agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. During the first half of 2005 and in 2004, we paid a regular quarterly distribution of $0.15 per unit ($1.4 million in total per quarter). We have declared a $0.15 per unit distribution for the second quarter of 2005, payable on August 12, 2005 to unitholders of record on July 29, 2005.

            Our general partner is entitled to receive 2% of our distributions plus incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, our general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through June 30, 2005.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net Income Per Common Unit

            The following table sets forth the computation of basic net income per Common Unit.

                                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                                                 2005            2004         2005           2004
                                                                              ----------      ----------    ---------     ----------
                                                                                     (in thousands, except per unit amounts)
Numerators for basic and diluted net income per common unit:
      Income from continuing operations ....................................  $     752       $   1,160     $   3,240     $     378
      Less general partner 2% ownership ....................................         15              23            65             8
                                                                              ---------       ---------     ---------     ---------
      Income from continuing operations available for common unitholders ...  $     737       $   1,137     $   3,175     $     370
                                                                              =========       =========     =========     =========

      Income (loss) from discontinued operations ...........................  $      (9)      $     (61)    $     273     $    (284)
      Less general partner 2% ownership ....................................          -              (1)            5            (6)
                                                                              ---------       ---------     ---------     ---------
      Income (loss) from discontinued operations available for common
        unitholders ........................................................  $      (9)      $     (60)    $     268     $    (278)
                                                                              =========       =========     =========     =========

Denominator for basic and diluted per Common Unit - weighted average
  number of Common Units outstanding .......................................      9,314           9,314         9,314         9,314
                                                                              =========       =========     =========     =========
Basic and diluted net income (loss) per Common Unit:
      Income from continuing operations ....................................  $    0.08       $    0.12     $    0.34     $    0.04
      Income (loss) from discontinued operations ...........................       0.00            0.00          0.03         (0.03)
                                                                              ---------       ---------     ---------     ---------
      Net income ...........................................................  $    0.08       $    0.12     $    0.37     $    0.01
                                                                              =========       =========     =========     =========


7. BUSINESS SEGMENT INFORMATION

      Our operations consist of three operating segments: (1) Crude Oil Gathering and Marketing - the purchase and sale of crude oil at various points along the distribution chain; (2) Pipeline Transportation - interstate and intrastate crude oil, natural gas and CO2 pipeline transportation; and (3) CO2 sales - the sale, under long-term contracts, of CO2 acquired under a volumetric production payment to industrial customers.

      We evaluate segment performance based on segment margin before depreciation and amortization. All of our revenues are derived from, and all of our assets are located in, the United States.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Crude Oil
                                                                 Gathering
                                                                    and         Pipeline         CO2
                                                                 Marketing   Transportation     Sales         Total
                                                                 ----------  --------------  ----------    ----------
                                                                                     (in thousands)
Three Months Ended June 30, 2005
Revenues:
External Customers ............................................  $  247,692    $    5,957    $    2,568    $  256,217
Intersegment (a) ..............................................           -           927             -           927
                                                                 ----------    ----------    ----------    ----------
Total revenues of reportable segments .........................  $  247,692    $    6,884    $    2,568    $  257,144
                                                                 ==========    ==========    ==========    ==========
Segment margin excluding depreciation and amortization (b) ....  $      450         2,808    $    1,757    $    5,015
Capital expenditures ..........................................  $      254    $      926    $        -    $    1,180
Maintenance capital expenditures ..............................  $       25    $      175    $        -    $      200

Three Months Ended June  30, 2004
Revenues:
External Customers ............................................  $  225,872    $    3,206    $    2,149    $  231,227
Intersegment (a) ..............................................           -           880             -           880
                                                                 ----------    ----------    ----------    ----------
Total revenues of reportable segments .........................  $  225,872    $    4,086    $    2,149    $  232,107
                                                                 ==========    ==========    ==========    ==========
Segment margin excluding depreciation and amortization (b) ....  $    1,944         1,657    $    1,461    $    5,062
Capital expenditures ..........................................  $       24    $    1,055    $        -    $    1,079
Maintenance capital expenditures ..............................  $       24    $      231    $        -    $      255

Six Months Ended June 30, 2005
Revenues:
External Customers ............................................  $  494,700    $   12,590    $    4,848    $  512,138
Intersegment (a) ..............................................           -         1,606             -         1,606
                                                                 ----------    ----------    ----------    ----------
Total revenues of reportable segments .........................  $  494,700    $   14,196    $    4,848    $  513,744
                                                                 ==========    ==========    ==========    ==========
Segment margin excluding depreciation and amortization (b) ....  $    1,338         5,251    $    3,282    $    9,871
Capital expenditures ..........................................  $      276    $    4,602    $        -    $    4,878
Maintenance capital expenditures ..............................  $       47    $      664    $        -    $      711
Net fixed and other long-term assets (c) ......................  $    6,438    $   35,651    $   25,023    $   67,112

Six Months Ended June 30, 2004
Revenues:
External Customers ............................................  $  418,868    $    6,469    $    3,980    $  429,317
Intersegment (a) ..............................................           -         1,702             -         1,702
                                                                 ----------    ----------    ----------    ----------
Total revenues of reportable segments .........................  $  418,868    $    8,171    $    3,980    $  431,019
                                                                 ==========    ==========    ==========    ==========
Segment margin excluding depreciation and amortization (b) ....  $    2,950         3,510    $    2,701    $    9,161
Capital expenditures ..........................................  $       75    $    1,404    $        -    $    1,479
Maintenance capital expenditures ..............................  $       75    $      335    $        -    $      410
Net fixed and other long-term assets (c) ......................  $    6,654    $   29,181    $   22,937    $   58,772

a)    Intersegment sales were conducted on an arm's length basis.

b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to operating income from continuing operations for the periods presented is as follows:

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                    2005             2004          2005          2004
                                                  --------         --------     ---------      --------
                                                                        (in thousands)
   Segment margin excluding depreciation and
     amortization ..............................  $ 5,015          $ 5,062       $ 9,871       $ 9,161
   General and administrative expenses .........    2,468            2,022         3,326         5,186
   Depreciation, amortization and impairment ...    1,568            1,627         3,094         3,174
   Net gain on disposal of surplus assets ......      (27)             (75)         (398)          (75)
                                                  -------          -------       -------       -------
Operating income from continuing operations ....  $ 1,006          $ 1,488       $ 3,849       $   876
                                                  =======          =======       =======       =======


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

      Sales and Purchases of Crude Oil

            Purchases of crude oil from Denbury for the six months ended June 30, 2005 and 2004 were $2.0 million and $51.4 million, respectively. Denbury began shipping its own crude oil on our Mississippi System in September 2004, so our purchases of crude oil from Denbury (and our related crude oil sales) have declined.

      Transportation Services

            In September 2004, we entered into an agreement with Denbury where we would provide truck transportation services to Denbury to move its crude oil from the wellhead to our Mississippi pipeline. Previously we had purchased Denbury's crude oil and trucked the oil for our own account. Denbury pays us a fee for this trucking service that varies with the distance the crude oil is trucked. For the six months ended June 30, 2005, we received fees from Denbury totaling $0.4 million. These fees are reflected in the statement of operations as gathering and marketing revenues.

            In September 2004, Denbury also became a shipper on our Mississippi pipeline. Fees for this transportation service totaled $1.9 million for the six months ended June 30, 2005. We also earned fees from Denbury totaling $0.6 million under the direct financing lease arrangements for the Olive and Brookhaven crude oil pipelines and the Brookhaven CO2 pipeline and recorded $0.3 million of pipeline transportation income from these arrangements. See Note 3.

            We also provide pipeline monitoring services to Denbury for which we charged $15,000 and $10,000 for the six months ended June 30, 2005 and 2004, respectively. This revenue is included in pipeline revenues in the statement of operations.

      General and Administrative Services

            We do not directly employ any persons to manage or operate our business. Those functions are provided by our general partner. We reimburse the general partner for all direct and indirect costs of these services. Total costs reimbursed to the general partner by us were $7.7 million and $6.7 million for the six months ended June 30, 2005 and 2004, respectively.

      Due to and from Related Parties

            At June 30, 2005 and December 31, 2004, we owed Denbury $0.5 million and $0.7 million, respectively, for purchases of crude oil. Additionally, we owed Denbury $0.5 million and $0.5 million for CO2 transportation

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services at June 30, 2005 and December 31, 2004, respectively. Denbury owed us $0.5 million and $0.4 million for transportation services at June 30, 2005 and December 31, 2004, respectively. We had advanced $0.1 million and $0.1 million to our general partner at June 30, 2005 and December 31, 2004, respectively, for administrative services.

      Directors' Fees

            In each of the six months ended June 30, 2005 and 2004, we paid $60,000 to Denbury for the services of each of four of Denbury's officers who serve as directors of our general partner, the same rate at which our independent directors were paid.

      CO2 Volumetric Production Payment and Transportation

            We acquired volumetric production payments from Denbury in 2004 and 2003. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers. For the six months ended June 30, 2005 and 2004, we paid Denbury $1.5 million and $1.2 million for these transportation services related to our sales of CO2.

      Financing

      Our general partner, a wholly owned subsidiary of Denbury, guarantees our obligations under the Credit Facility. Our general partner's principal assets are its general and limited partnership interests in us. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

9. MAJOR CUSTOMERS AND CREDIT RISK

      We derive our revenues from customers primarily in the crude oil industry. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of integrated and large independent energy companies with stable payment experience. The credit risk related to contracts which are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

      We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.

      Occidental Energy Marketing, Inc., Shell Oil Company and Plains All American, L.P. accounted for 27%, 12% and 11% of total revenues for the first half of 2005, respectively. Occidental Energy Marketing, Inc. and Marathon Ashland Petroleum LLC accounted for 16% and 15% of total revenues for the six months ended June 30, 2004, respectively. The majority of the revenues from these four customers in both periods relate to our crude oil gathering and marketing operations.

10. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash received by the Partnership for interest was $28,000 and $28,000 for the six months ended June 30, 2005 and 2004, respectively. Payments of interest and commitment fees were $596,000 and $214,000 for the six months ended June 30, 2005 and 2004, respectively.

      At June 30, 2005, we had incurred liabilities for fixed asset additions totaling $0.5 million that had not been paid at the end of the quarter, and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

11. DERIVATIVES

      Our market risk in the purchase and sale of crude oil contracts is the potential loss that can be caused by a change in the market value of the asset or commitment. In order to hedge our exposure to such market fluctuations,

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      We fair value our derivative instruments at each period end with changes in the fair value of derivatives not designated as hedges being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. The effective portion of unrealized gains or losses on derivative transactions qualifying as cash flow hedges are reflected in other comprehensive income. Derivative transactions qualifying as fair value hedges are evaluated for hedge effectiveness and the resulting hedge ineffectiveness is recorded as a gain or loss in the consolidated statements of operations.

      We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133. At June 30, 2005, we had futures contracts on the NYMEX that were considered free-standing derivatives that are accounted for at fair value. The fair value of these contracts was determined based on the closing price for such contracts on the NYMEX on June 30, 2005. We marked these contracts to fair value at June 30, 2005. During the three months and six months ended June 30, 2005, we recorded gains of $84,000 and $8,000, respectively, related to derivative transactions, which are included in the consolidated statements of operations under the caption "Crude Oil Costs".

      At June 30, 2005, we had futures contracts on the NYMEX that qualified as derivatives and were formally documented and designated as fair value hedges of inventory. During the three and six months ended June 30, 2005, we recognized a loss, due to hedge ineffectiveness, on the fair value hedge of 60,000 barrels of inventory totaling $9,000. This loss is included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

      The consolidated balance sheet at June 30, 2005 includes $13,000 in other current assets as a result of these derivative transactions.

      At June 30, 2004, we had one swap contract that was considered a free-standing derivative that was accounted for at fair value. The fair value of this contract was determined based on quoted prices from independent sources. We marked this contract to fair value at June 30, 2004, and recorded income of $18,000 which is included in the consolidated statements of operations under the caption "Crude Oil Costs".

      We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at June 30, 2005 and December 31, 2004.

12. CONTINGENCIES

      Guarantees

            We have guaranteed $3.5 million of residual value related to the leases of tractors and trailers from Ryder Transportation, Inc. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

            Along with our general partner, we have guaranteed the payments by GCOLP to the banks under the terms of the Credit Facility related to borrowings and letters of credit. Borrowings at June 30, 2005 were $34.4 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $2.4 million during the remainder of 2005 and approximately $0.2 million in 2006 for testing, repairs and improvements under regulations requiring assessment of the integrity of crude oil pipelines.

      Pennzoil Litigation

            We were named a defendant in a complaint filed on January 11, 2001, in the 125th District Court of Harris County, Texas, Cause No. 2001-01176. Pennzoil-Quaker State Company (PQS) was seeking from us property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claimed the fire and explosion were caused, in part, by crude oil we sold to PQS that was contaminated with organic chlorides. In December 2003, our insurance carriers settled this litigation for $12.8 million.

             PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A, 455,658-B, 455,655-A, 456,574-A, and 458,379-C.
PQS has brought a third party demand against us and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against us is without merit and intend to vigorously defend ourselves in this matter. We currently have no reason to believe that this matter would have a material financial effect on our financial position, results of operations, or cash flows.

      Environmental

            In 1992, Howell Crude Oil Company (Howell) entered into a sublease with Koch Industries, Inc., of a one acre tract of land located in Santa Rosa County, Florida to operate a crude oil trucking station, known as Jay Station. The sublease provided that Howell would indemnify Koch for environmental contamination on the property under certain circumstances. Howell operated the Jay Station from 1992 until December of 1996 when this operation was sold to us by Howell. We operated the Jay Station as a crude oil trucking station until 2003. Koch has indicated that it has incurred certain investigative and/or other costs, for which Koch alleges some or all should be reimbursed by us, under the indemnification provisions of the sublease for environmental contamination on the site and surrounding areas. Koch has also alleged that we are responsible for future environmental obligations relating to the Jay Station.

            Howell was acquired by Anadarko Petroleum Corporation (Anadarko) in 2002. During the second quarter of 2005, we entered into a joint defense and cost allocation agreement with Anadarko (the Joint Allocation Agreement). Under the terms of the Joint Allocation Agreement, we agreed to reasonably cooperate with each other to address any liabilities or defense costs with respect to the Jay Station. Additionally under the Joint Allocation Agreement, Anadarko will be responsible for sixty percent of the costs related to any liabilities or defense costs incurred with respect to contamination at the Jay Station.

            We were formed in 1996 by the sale and contribution of assets from Howell and Basis Petroleum, Inc. (Basis). Anadarko's liability with respect to the Jay Station is derived largely from contractual obligations entered into upon our formation. We believe that Basis has contractual obligations under the same formation agreements. We are preparing a formal demand seeking Basis' share of potential liabilities and defense costs with respect to Jay Station.

            We have contacted the appropriate state regulatory agencies regarding developing a plan of remediation for certain affected soils at the Jay Station. It is possible that we will also need to develop a plan for other affected soils and/or affected groundwater. Through the second quarter of 2005, we have accrued our best estimate of our share of liability for this matter in the amount of $0.5 million. If we are required to remediate the site on a more extensive basis than this estimate, we could incur additional obligations of up to $0.8 million. The time period over which our liability would be paid is uncertain and could be several years. This liability may decrease if indemnification and/or cost reimbursement is obtained by us for Basis' potential liabilities with respect to this matter. At this time, our

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of potential obligations does not assume any specific amount contributed on behalf of the Basis obligations, although we believe that Basis is responsible for a significant part of these potential obligations.

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

13. SUBSEQUENT EVENT

      On July 13, 2005, the Board of Directors of the general partner declared a cash distribution of $0.15 per unit for the quarter ended June 30, 2005. The distribution will be paid August 12, 2005, to our general partner and all common unitholders of record as of the close of business on July 29, 2005.

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

            -     Acquisitions in 2005

            -     Results of Operations and Outlook for 2005 and Beyond

            -     Liquidity and Capital Resources

            -     Commitments and Off-Balance Sheet Arrangements

            -     Other Matters

            -     New Accounting Pronouncements

      In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are segment margin and Available Cash before Reserves. Our profitability depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less cost of sales and operating expense, and does not include depreciation and amortization. A reconciliation of Segment Margin to income from continuing operations is included in our segment disclosures in Note 7 to the consolidated financial statements. Available Cash before Reserves is a non-GAAP measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash before Reserves and a reconciliation of this measure to cash flows from operations, see "Liquidity and Capital Resources
- Non-GAAP Financial Measure" below.

      OVERVIEW

      We operate in three business segments - crude oil gathering and marketing, pipeline transportation and CO2 sales. We generate revenues by selling crude oil and CO2 and by charging fees for the transportation of crude oil, natural gas and CO2 on our pipelines. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil, the costs of transporting the crude oil, natural gas and CO2 to the customer, and the costs of operating our assets. We also made a 50% investment in T&P Syngas Supply Company (T&P Syngas) on April 1, 2005.

      Our primary goal is to generate Available Cash before Reserves for our unitholders. This Available Cash before Reserves is then distributed quarterly to our unitholders. During the second quarter of 2005, we generated Available Cash before Reserves that enabled us to pay our regular quarterly distribution and build reserves toward any future distribution shortfalls.

      We generated net income for the six months of 2005 from a combination of four main sources. These sources included the results of our operating activities, the sale of idle assets, our equity in the earnings from our investment in T&P Syngas, and the effects of decreasing the liability under our incentive compensation plan.

      We have a stock appreciation rights plan under which employees and directors are granted rights to receive cash upon exercise for the difference between the strike price of the rights and the market price for our units at the time of exercise. These rights vest over several years. As our unit price declined from $12.60 at December 31, 2004 to $8.90 per unit at March 31, 2005, we decreased our liability during the first quarter from $1.3 million to zero, recording a credit of $1.3 million. The unit price then increased in the second quarter of 2005 to $9.39, for which we provided a liability of $43,000.

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

      SYNGAS INVESTMENT

            On April 1, 2005 we acquired a 50% interest in T&P Syngas Supply Company (T&P Syngas) for $13.5 million. We made this acquisition from TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc. Praxair Hydrogen Supply, Inc. (Praxair) holds the other 50% interest in the partnership.

            T&P Syngas is a partnership that owns a syngas manufacturing facility located in Texas City, Texas. This facility processes natural gas to produce syngas (a combination of carbon monoxide and hydrogen) and high pressure steam. Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility under a long-term processing agreement. T&P Syngas receives a processing fee for its services. Praxair operates the facility.

            T&P Syngas is managed by a management committee consisting of two representatives each from Praxair and us. The T&P Syngas management committee has an approved resolution that provides that cash distributions will be paid quarterly to the partners in the amount of cash on hand in excess of $100,000. In July 2005, we received a distribution of $0.3 million from T&P Syngas related to the second quarter of 2005.

            The acquisition of our interest in T&P Syngas was financed through our credit agreement.

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

            Segment margins from gathering and marketing operations are a function of volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The absolute price levels for crude oil do not necessarily bear a relationship to segment margin as absolute price levels normally impact revenues and costs of sales by approximately equivalent amounts. Because period-to-period variations in revenues and costs of sales are not generally meaningful in analyzing the variation in segment margin for gathering and marketing operations, these changes are not addressed in the following discussion.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                   2005           2004           2005          2004
                                                ----------     ----------     ----------     ----------
                                                          (in thousands, except volumes per day)
Revenues .....................................  $ 247,692      $ 225,872      $ 494,700      $ 418,868
Crude oil costs ..............................    243,500        220,751        485,779        409,698
Field operating costs ........................      4,183          3,195          8,015          6,238
Change in fair value of derivatives ..........       (441)           (18)          (432)           (18)
                                                ---------      ---------      ---------      ---------

   Segment margin ............................  $     450      $   1,944      $   1,338      $   2,950
                                                =========      =========      =========      =========

Volumes per day from continuing operations:
   Crude oil wellhead - barrels ..............     40,323         49,128         41,142         48,787
   Crude oil total - barrels .................     55,722         65,164         57,027         62,877
   Crude oil transported only - barrels ......      2,702            705          3,905            484

            Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

            Crude oil gathering and marketing segment margins from continuing operations decreased $1.5 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Segment margin decreased primarily due to two factors with a third factor partially offsetting the decrease. These three factors were as follows:

            - A $1.0 million increase in field operating costs. $0.4 million of this increase is attributable to a reserve we recorded for 40% of the expected costs to remediate Jay Station. (See additional discussion at Note 12 to the Consolidated Financial Statements.) The majority of the remaining increase of $0.6 million over the 2004 second quarter related to higher fuel costs and higher personnel costs. Fuel costs have increased approximately $0.60 per gallon, or 39%, since the 2004 quarter. We also had five additional tractor/trailers in the 2005 quarter than in 2004, increasing our fixed lease payments. Due to competition for wellhead barrels in the areas in which we operate, we were not able to adjust the purchase price of the crude oil for these cost increases.

            - A 14% decrease in wellhead, bulk and exchange purchase volumes resulting in a $0.7 million reduction in segment margin.

            - A $0.2 million increase in revenues from volumes that we transported for a fee but did not purchase. Approximately one-half of this revenue related to volumes transported for Denbury. In the 2004 period, we purchased Denbury's crude oil at the wellhead, incurring all risk of loss and price variations. Beginning in September 2004, Denbury started selling its production to the end-market directly, and we only provide transportation services for fees in our trucks and in our pipeline.

            Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

            For the six month period, crude oil gathering and marketing segment margins from continuing operations decreased $1.6 million in 2005 from the prior year period. Contributing to this reduction in segment margin were the following two factors that reduced segment margin:

            - A $1.8 million increase in field operating costs. $0.4 million of this increase is attributable to a reserve for the clean-up of a site as discussed above in the three month comparison. The majority of the remaining increase of $1.4 million over the 2004 second quarter related again to higher fuel costs, higher employee costs and the costs related to the additional tractor/trailers.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            - A 5,850 barrel per day decrease in purchased volumes. This 9% decrease reduced segment margin by $0.9 million.

            Partially offsetting the decrease from higher field costs and lower volumes were increases in three factors. These factors were:

            - A $0.6 million increase in revenues from volumes that we transported for a fee but did not purchase. Approximately one-half of this revenue related to volumes transported for Denbury. In the 2004 period, we purchased Denbury's crude oil at the wellhead, incurring all risk of loss and price variations. Beginning in September 2004, Denbury started selling its production to the end-market directly, and we only provide transportation services for fees in our trucks and in our pipeline.

            - A $0.4 million increase in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale;

            - A $0.1 million decrease in credit costs related to crude oil transactions.

            Outlook

            Based on past experience and knowledge of assets in the crude oil gathering and marketing segment, we continue to expect volatility from this segment. We continue to take steps to improve the performance of this segment. These steps include effectively managing relationships with suppliers; inventory management; controlling field costs; and improving operational efficiency in the field.

      PIPELINE TRANSPORTATION OPERATIONS

            We operate three crude oil common carrier pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Average volumes shipped on these systems for the three months and six months ended June 30, 2005 and 2004 are as follows:

                   Three Months Ended June 30,     Six Months Ended June 30,
                      2005          2004              2005         2004
                     ------        ------            ------       ------
                                      (barrels per day)
Texas..........      33,234        39,672            31,540       40,939
Jay............      15,204        15,523            15,030       15,702
Mississippi....      15,655        11,961            15,896       11,228


            Volumes on our Texas System averaged 33,234 barrels per day during the second quarter of 2005. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the Texas System to TEPPCO, we had a joint tariff with TEPPCO through October 2004 under which we earned $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities. This tariff declined to $0.20 per barrel in November 2004. Substantially all of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

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

            Beginning in September 2004, Denbury became a shipper on the Mississippi System under an incentive tariff designed to encourage shippers to increase volumes shipped on the pipeline. Prior to this point, Denbury sold its production to us before it was injected into the pipeline.

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

            Operating results from continuing operations for our pipeline transportation segment were as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                           2005           2004             2005         2004
                                                        ---------      ---------         ---------    ---------
                                                                  (in thousands, except volumes per day)
Revenues from crude oil and CO2 tariffs, including
  revenues from direct financing leases ..............  $  4,993       $  4,086          $  9,561     $  8,171
Revenues from natural gas tariffs and sales ..........     1,891              -             4,635            -
Natural gas purchases ................................    (1,776)             -            (4,412)           -
Pipeline operating costs .............................    (2,300)        (2,429)           (4,533)      (4,661)
                                                        --------       --------          --------     --------
  Segment margin .....................................  $  2,808       $  1,657          $  5,251     $  3,510
                                                        ========       ========          ========     ========

Volumes per day from continuing operations:
  Crude oil pipeline - barrels .......................    64,093         67,156          62,466      67,869

            A breakdown of revenues from tariffs is as follows:

                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                           2005         2004              2005        2004
                                                                          ------       ------           -------      ------
                                                                                            (in thousands)
Crude oil tariffs and revenues from direct financing
  leases of crude oil pipelines ...................................       $3,517       $3,267           $6,781       $6,565
Sales of crude oil pipeline loss allowance volumes ................        1,219          808            2,298        1,595
Revenues from direct financing leases of CO2 pipelines ............           91            -              183            -
Tank rental reimbursements and other miscellaneous revenues .......          166           11              299           11
                                                                          ------       ------           ------       ------
   Revenues from crude oil and CO2 tariffs and related sources ....       $4,993       $4,086           $9,561       $8,171
                                                                          ======       ======           ======       ======


            Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

            Pipeline segment margin increased $1.2 million or 69% to $2.8 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The increase in pipeline segment margin is primarily attributable to an increase in pipeline revenues. Crude oil and CO2 tariff revenues increased $0.9 million in the 2005 second quarter compared to the prior year period due to the combination of higher tariffs, offset by a slight decline in

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

volume. Also contributing to the improved segment margin were $0.1 million of net profit from the sales of natural gas and a $0.1 decrease in pipeline operating costs.

            Crude oil tariffs and revenues from direct financing leases of crude oil pipelines contributed $0.2 million of the increased tariff revenues. The effects of declines in volumes shipped on the Texas System and the lower tariff on that system were offset by increased volumes and higher tariffs on the Mississippi System.

            Revenues from sales of crude oil volumes deducted from shippers as pipeline loss allowances that exceeded actual losses increased $0.4 million in the 2005 second quarter as a result of higher crude oil market prices. The CO2 pipeline did not exist in the first quarter of 2004, and the natural gas gathering pipelines were acquired in the first quarter of 2005, each of which added $0.1 million of additional tariff revenues. Under a tank rental reimbursement arrangement with the largest shipper on the Texas System that began in January 2005, we receive reimbursement for the costs of renting tankage at Webster, which also added $0.1 million of additional tariff revenues.

            Operating costs decreased $0.1 million due to a combination of a reduction in costs related to an out-of-service offshore pipeline that was recorded in the second quarter of 2004 offset by higher operating costs on the active pipelines. In the 2004 second quarter, we increased, by $0.5 million, an accrual to remove the offshore pipeline. In 2005, costs increased for numerous items including liability insurance, maintenance projects and various operational costs.

            Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

            For the six months ended June 30, 2005, pipeline segment margin increased $1.7 million or 50%, as compared to the same period in 2004. Revenues from crude oil and CO2 tariffs and related sources added $1.4 million of the increase for the period, with $0.2 million of the increase resulting from net profit from natural gas transportation and sales and $0.1 million from lower operating costs.

            Although crude oil pipeline volumes declined, this decrease was almost entirely on the Texas System where the tariff rate is much lower than the other crude oil pipeline systems. Increased volumes on the Mississippi System combined with higher tariffs on that system more than offset the decrease from the Texas System. Overall, crude oil pipeline tariffs, including income from direct financing leases of crude oil pipelines increased $0.2 million between the six month periods. Higher market prices for crude oil added $0.7 million to pipeline loss allowance revenues between the periods, and tariffs from the CO2 pipeline added another $0.2 million. The tank rental agreement on the Texas System combined with other miscellaneous revenues added $0.3 million to tariff revenues between the periods.

            Operating costs declined $0.1 million. The 2004 six month period included the charge described above related to the offshore pipeline. The 2005 period included increases in the items described for the three month comparison above as well as increased compliance costs related to certification and monitoring of contractors.

            Outlook

            We anticipate that volumes on the Texas System may continue to decline as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems. The tank rental reimbursement arrangement with the largest shipper on the Texas System is expected to increase revenues from the Texas System by $0.5 million annually, offsetting a portion of the potential decrease in tariff revenues.

            We completed a hydrotest during the first quarter of 2005 that we believe will allow us to continue to operate the West Columbia to Webster segment of pipeline in heavy oil service. This oil is being shipped under a joint tariff with TEPPCO. The shippers agreed to an increase in this tariff during the fourth quarter of 2004 if we would continue to provide this service which will provide us with additional return on our investment in this segment. We expect an annual increase in tariff revenues of $0.6 million, based on volumes shipped in the fourth quarter of 2004.

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

            As a result of new production in the area surrounding the Jay System, volumes have stabilized on that system. Historically, producing wells in the area have had rapidly declining future production curves, therefore we do not know if this new production will be sufficient to continue to offset declining production from existing wells in the area.

            Should the production surrounding the Jay System decline such that it becomes uneconomic to continue to operate the pipeline in crude oil service, we believe that the best use of the Jay System may be to convert it to natural gas service. We continue to review opportunities to effect such a conversion. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2005 or 2006.

            We will continue to evaluate opportunities to dispose of or to make further investments in components of this segment in order to improve its performance.

      CARBON DIOXIDE (CO2) OPERATIONS

            In November 2003, we acquired a volumetric production payment, or VPP, of 167.5 Bcf of CO2 from Denbury and in September 2004 we acquired an additional 33.0 Bcf VPP. Denbury owns 2.7 trillion cubic feet of estimated proved reserves of CO2 in the Jackson Dome area near Jackson, Mississippi. In addition to the production payments, Denbury also assigned to us five of their existing long-term CO2 contracts with industrial customers. Denbury owns the pipeline that is used to transport the CO2 to our customers as well as to its own tertiary recovery operations.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            The average daily sales (in Mcfs) of CO2 for each quarter in 2005 and 2004 under these contracts (including volumes sold by Denbury on the contracts we acquired in the third quarter of 2004) were as follows:

Quarter                   2005            2004
-------                  ------          ------
First                    47,808          45,671
Second                   51,049          51,164
Third                                    53,095
Fourth                                   48,217

            The terms of our contracts with the industrial customers include minimum take-or-pay and maximum delivery volumes. The maximum daily contract quantity per year in the contracts totals 61,500 Mcf. Under the minimum take-or-pay volumes, the customers must purchase a total of 31,292 Mcf per day whether received or not. Any volume purchased under the take-or-pay provision in any year can then be recovered in a future year as long as the minimum requirement is met in that year. In the two years ended December 31, 2004, all three customers purchased more than their minimum take-or-pay quantities.

            Our five industrial contracts expire at various dates beginning in 2010 and extending through 2016. The sales contracts contain provisions for adjustments for inflation to sales prices based on the Producer Price Index, with a minimum price.

            Operating results from continuing operations for our CO2 Sales segment were as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                            2005           2004               2005       2004
                                                          -------        -------            -------    -------
                                                                 (in thousands, except volumes per day)
Revenues .............................................    $ 2,568        $ 2,149            $ 4,848    $ 3,980
CO2 transportation and other costs ...................        811            688              1,566      1,279
                                                          -------        -------            -------    -------
   Segment margin ....................................    $ 1,757        $ 1,461            $ 3,282    $ 2,701
                                                          =======        =======            =======    =======

Volumes per day from continuing operations:
   CO2 Sales - Mcf ...................................     51,049         45,480             49,437     42,164

            Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

            The increase in volume in the second quarter was due to the effects of the additional contracts acquired in September 2004. The average revenue per Mcf sold increased by $0.04, due to inflation adjustments in the contracts and variations in the volumes sold under each contract.

            Transportation costs for the CO2 on Denbury's pipeline increased by $0.1 million when comparing the second quarters. This increase is attributable to the increased volume and the effect of the annual inflation adjustment factor in the rate paid to Denbury. The rate in the second quarter of 2005 averaged $0.1664 per Mcf as compared to $0.16 per Mcf in the 2004 period

            Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

            For the six month period, the increased revenues are attributable to the same effects as in the 2004 period. Volumes increased due to the additional contracts, and the average sales price increased by $0.02 per Mcf.

            The rate for transportation costs increased from an average of $0.16 per Mcf to $0.1665 per Mcf, due to the inflation provision in the transportation contract.

            Outlook

            We may be able to acquire additional volumetric production payments from Denbury that could increase segment margin for this operation.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      DISCONTINUED OPERATIONS

            In the first and second quarters of 2005, we sold assets that were no longer in service related to the Texas operations that we sold in 2003, receiving $0.3 million and recognizing a gain of $0.3 million. During the first and second quarters of 2004, we incurred costs totaling $0.3 million related to the dismantlement of assets that we abandoned in 2003.

      OTHER COSTS AND INTEREST

            General and administrative expenses. General and administrative expenses were as follows:

                                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                                        2005        2004                2005         2004
                                                                      -------     --------            --------     -------
                                                                                           (in thousands)
Expenses excluding effect of stock appreciation rights plan .....     $ 2,425     $ 2,534             $ 4,612      $ 4,594
Stock appreciation rights plan expense (credit) .................          43        (512)             (1,286)         592
                                                                      -------     -------             -------      -------
   Total general and administrative expenses ....................     $ 2,468     $ 2,022             $ 3,326      $ 5,186
                                                                      =======     =======             =======      =======

            Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

            General and administrative expenses increased by $0.4 million, however, the increase is attributable to our employee stock appreciation rights
(SAR) plan. This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and common unit price at date of exercise. The rights vest over several years. Between the end of the first quarter of 2005 and the end of the second quarter of 2005, the market price for our units rose from an amount where the exercise price of all rights was below the market price at March 31, 2005, to a market price at June 30, 2005 where the rights had a small amount of value. In the 2004 three month period, the market price declined, resulting in a credit to general and administrative expense of $0.5 million.

            The remainder of our general and administrative expenses declined slightly between the two quarterly periods.

            Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

            For the six month periods, general and administrative expenses decreased by $1.9 million, with the decrease attributable entirely to our employee stock appreciation rights plan. In the 2004 period, the market price for our common units rose so that we recorded a liability of $0.6 million. In the 2005 period, our unit price declined from $12.60 per unit at December 31, 2004 to $9.39 per unit at June 30, 2005. As a result, a reduction in the accrual was recorded, resulting in a total difference of $1.9 million.

            General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, were flat between the two six month periods.

            Equity in T&P Syngas. On April 1, 2005, we acquired a 50% interest in T&P Syngas. Our share of the earnings of T&P Syngas for the second quarter of 2005 was $339,000. We are amortizing the excess of the price we paid for our interest in T&P Syngas over our share of the equity of T&P Syngas over the remaining useful life of the assets of T&P Syngas. This excess of $4.0 million is being amortized over eleven years. The effect of this amortization was to reduce the amount we recorded as our equity in T&P Syngas for the second quarter by $87,000. In July 2005, we received a distribution from T&P Syngas of $313,000 related to the second quarter.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            Interest expense, net. Interest expense, net was as follows:

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                          2005          2004           2005            2004
                                                     -------------  ------------     ---------     -----------
                                                                           (in thousands)
Interest expense, including commitment fees.......   $        440   $       245      $    713      $      349
Amortization of facility fees.....................             88            87           176             177
Interest income...................................            (22)           (4)          (28)            (28)
                                                     ------------   -----------      --------      ----------
   Net interest expense...........................   $        506   $       328      $    861      $      498
                                                     ============   ===========      ========      ==========

            In the second quarter and first half of 2005, we had more debt outstanding and market interest rates rose. Additionally in June 2004, we increased the size of our credit facility resulting in increased commitment fees. These factors contributed to an increase in interest expense in these periods as compared to the same periods in 2004.

            In the 2005 second quarter, our average outstanding balance of bank debt was $18.0 million higher than in the 2004 second quarter and our average interest rate was 2.1% greater than in the 2004 period. The debt increase is attributable primarily to acquisitions in the 2005 period.

            In the 2005 six month period, our average outstanding balance of debt was $12.4 million higher than in the 2004 period and our average interest rate was 1.8% greater than the 2004 period.

            Gain on disposal of surplus assets. In the first half of 2005, we sold the Liberty to Maryland segment of our Mississippi pipeline. This segment had been out-of-service since February 2002. Additionally, we sold an idle site in Houma, Louisiana and other surplus assets. We received $1.1 million from the sales of these assets and realized gains totaling $0.4 million.

      LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL RESOURCES

            At June 30, 2005, we had borrowed $34.4 million under our credit facility. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008. At June 30, 2005, we had letters of credit outstanding under our credit facility totaling $9.7 million, comprised of $4.0 million and $4.9 million for crude oil purchases related to June 2005 and July 2005, respectively, and $0.8 million related to other business obligations.

            The amount that we may have outstanding cumulatively in borrowings and letters of credit under the working capital portion of the facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At June 30, 2005, the borrowing base was $50.0 million. The total amount available for borrowings at June 30, 2005 was $5 million under the working capital portion and $25.6 million under the acquisition portion of our credit facility.

            We were in compliance with the credit facility covenants at June 30, 2005.

            Certain restrictive covenants in the credit facility limit our ability to make distributions to our unitholders and the general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At June 30, 2005, the calculation resulted in a ratio of 1.2 to 1.0. The credit facility also requires that the level of operating cash inflows, as adjusted in accordance with the credit facility, be at least $8.5 million. At June 30, 2005, the result of this calculation was $10.7 million. If we meet these covenants, we are otherwise not limited in making distributions.

            Our average daily outstanding balance under our credit facility during the first half of 2005 was $15.1 million. The average interest rate we paid during this same period was 7.26%. The average interest rate on our outstanding borrowings at June 30, 2005 was 7.27%.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      CAPITAL EXPENDITURES

            A summary of our capital expenditures in the six months ended June 30, 2005 and 2004 is as follows:

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    2005             2004
                                                                                -----------      ------------
                                                                                       (in thousands)
Maintenance capital expenditures:
   Texas pipeline system.................................................       $        93      $         86
   Mississippi pipeline system...........................................               566               240
   Jay pipeline system...................................................                 5                 9
   Crude oil gathering assets............................................                 9                 -
   Administrative assets.................................................                38                75
                                                                                -----------      ------------
      Total maintenance capital expenditures.............................               711               410

Growth capital expenditures:
   Mississippi pipeline system...........................................               828             1,069
   Natural gas gathering assets..........................................             3,110                 -
   T&P Syngas Company investment.........................................            13,505                 -
   Crude oil gathering assets............................................               229                 -
                                                                                -----------      ------------
      Total growth capital expenditures..................................            17,672             1,069
                                                                                -----------      ------------
         Total capital expenditures......................................       $    18,383      $      1,479
                                                                                ===========      ============

            Maintenance capital expenditures in 2005 and 2004 included pipeline and station improvements in Mississippi to handle increased volumes. Administrative assets included computer software and hardware.

            The growth capital expenditures on the Mississippi system in 2005 included additional tankage. Growth capital expenditures in the first half of 2004 related to the acquisition of right-of-way for the extensions of our crude oil pipeline and a CO2 pipeline to Denbury's Brookhaven field. The natural gas gathering assets were acquired from Multifuels in January 2005. The investment in T&P Syngas was made in April 2005. Crude oil gathering assets included a crude oil gathering pipeline to move oil from a producer's wellhead to a connection with a third party pipeline.

            Although we have no commitments to make capital expenditures, based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures for the remainder of 2005 will total to approximately $1.0 million. These expenditures are expected to relate primarily to our Mississippi System, including minor facility improvements and improvements to the pipeline as a result of integrity management test results.

            Complying with Department of Transportation Pipeline Integrity Management Program (IMP) regulations has been and will be a significant factor in determining the amount and timing of our capital expenditure requirements. The IMP regulations required that a baseline assessment be completed within seven years of March 31, 2002, with 50% of the mileage assessed in the first three and one-half years. Reassessment is then required every five years. In addition our estimated capital expenditures, we expect to spend $1.6 million in the remainder of 2005 and $0.2 million in 2006 for pipeline integrity testing and repairs that will be charged to pipeline operating expense as incurred. As testing is completed, we are required to take prompt remedial action to address integrity issues raised by the assessment.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      SOURCES OF FUTURE CAPITAL

            The Credit Facility provides us with $50 million of capacity for acquisitions and $15 million for borrowings under the working capital portion. Both portions of the facility are revolving facilities. At June 30, 2005, we had $34.4 million outstanding under the Credit Facility, and $30.6 million available for borrowings.

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

      CASH FLOWS

            Our primary sources of cash flows are operations and credit facilities. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                                                                   Six Months Ended June 30,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                ------------     -------------
                                                                                         (in thousands)
Cash provided by (used in):
   Operating activities..................................................       $      (855)     $      5,464
   Investing activities..................................................       $   (16,592)     $     (1,411)
   Financing activities..................................................       $    16,997      $     (5,190)

            Operating. Net cash from operating activities for each period have been comprised of the following:

                                                                                Six Months Ended June 30,
                                                                             ------------------------------
                                                                                 2005              2004
                                                                             ------------     -------------
                                                                                      (in thousands)
Net income............................................................       $     3,513      $         94
Depreciation and amortization.........................................             3,094             3,174
Gain on sales of assets...............................................              (671)              (75)
Direct financing leases...............................................               244                 -
Equity in T&P Syngas earnings.........................................              (252)                -
Other non-cash items..................................................              (755)              768
Changes in components of working capital, net.........................            (6,028)            1,503
                                                                             -----------      ------------
   Net cash from operating activities.................................       $      (855)     $      5,464
                                                                             ===========      ============

            Our operating cash flows are affected significantly by changes in items of working capital. Affecting all periods is the timing of capital expenditures and their effects on our recorded liabilities.

            Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $90.2 million aggregate receivables on our consolidated balance sheet at June 30, 2005, approximately $88.8 million, or 98.4%, were less than 30 days past the invoice date.

            Investing. Cash flows used in investing activities in the first half of 2005 were $16.6 million as compared to $1.4 million in 2004 period. In 2005, we expended $4.4 million for property additions, including $3.1 million for the natural gas gathering assets acquired from Multifuels. We made an investment in T&P Syngas Supply Company utilizing $13.5 million. Offsetting these expenditures was the receipt of $1.3 million for the sale of idle assets.

            In 2004 we expended $1.5 million for property and equipment additions, and received $0.1 million from the sale of surplus assets. In 2004 we expended cash for the first phase of an addition to our Mississippi System. We also expended funds to begin construction of a new tank on the Mississippi System. We expended cash for other

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

capital improvements related to our corporate office and to handle the increased volumes on our Mississippi System more efficiently.

            Financing. In the first half of 2005, financing activities provided net cash of $17.0 million. We increased our borrowings by $19.1 million, primarily to fund the investment in T&P Syngas and the acquisition of the natural gas assets. We utilized $2.9 million of cash to make distributions to our partners.

            In the first half of 2004, financing activities utilized net cash of $5.2 million. Our outstanding debt decreased $1.5 million. Distributions to our partners utilized $2.9 million. We also incurred $0.8 million of costs related to our new credit facility.

            DISTRIBUTIONS

            As a master limited partnership, the key consideration of our Unitholders is the amount and reliability of our distribution, and our prospects for distribution increases. We are required by our Partnership Agreement to distribute 100% of our Available Cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. Beginning with the distribution for the fourth quarter of 2003, which was paid in February 2004, we have paid a quarterly distribution to $0.15 per unit ($1.4 million in total).

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

            Available Cash before reserves for the three and six months ended June 30, 2005, is as follows:

                                                                                       Three           Six
                                                                                       Months         Months
                                                                                       Ended          Ended
                                                                                      June 30,       June 30,
                                                                                        2005           2005
                                                                                     ---------      ----------
                                                                                          (in thousands)
AVAILABLE CASH BEFORE RESERVES:
             Net income...........................................................   $     743      $   3,513
             Depreciation and amortization........................................       1,568          3,094
             Cash received from direct financing leases not included in income....         124            244
             Cash proceeds in excess of gains on certain asset sales..............          23            689
             Distribution to be received from T&P Syngas in excess of equity
                recorded                                                                    61             61
             Net non-cash (credits) charges.......................................         378           (992)
             Maintenance capital expenditures.....................................        (200)          (711)
                                                                                     ---------      ---------
             Available Cash before reserves.......................................   $   2,697      $   5,898
                                                                                     =========      =========

            Distributions for the three and six month period total $1.4 million and $2.9 million, respectively.

            Available Cash (a non-GAAP liquidity measure) has been reconciled to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2005 below.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      NON-GAAP FINANCIAL MEASURE

            We believe that investors benefit from having access to the same financial measures being utilized by management. Available Cash is a liquidity measure used by our management to compare cash flows generated by us to the cash distribution we pay to our limited partners and the general partner. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure tells investors whether or not we are is generating cash flows at a level that can support a quarterly cash distribution to our partners. Lastly, Available Cash (also referred to as distributable cash flow) is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

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

            The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2005, is as follows:

                                                                           Three        Six
                                                                          Months       Months
                                                                           Ended       Ended
                                                                         June 30,     June 30,
                                                                           2005         2005
                                                                        ----------   ----------
                                                                             (in thousands)
Cash flows from operating activities .................................  $  (3,394)   $    (855)
Adjustments to reconcile operating cash flows to Available Cash:
    Maintenance capital expenditures .................................       (200)        (711)
    Proceeds from sales of certain assets ............................         41        1,360
    Amortization of credit facility issuance fees ....................        (94)        (187)
    Cash effects of stock appreciation rights plan ...................          -          (50)
    Distribution from T&P Syngas for second quarter ..................        313          313
    Net effect of changes in working capital accounts not included
       in calculation of Available Cash ..............................      6,031        6,028
                                                                        ---------    ---------
Available Cash before reserves .......................................  $   2,697    $   5,898
                                                                        =========    =========

      COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

            In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at June 30, 2005.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                   Payments Due by Period
                                                ---------------------------------------------------------
                                                Less than      1 - 3       4 - 5     After 5
         Contractual Cash Obligations             1 Year       Years       Years      Years        Total
---------------------------------------------   ---------    --------    --------    --------    --------
                                                                      (in thousands)
Long-term Debt ..............................   $       -    $ 34,400    $      -    $      -    $ 34,400
Operating Leases ............................       2,005       2,510       1,434         523       6,472
Interest Payments (1) .......................       2,516       4,832           -           -       7,348
Unconditional Purchase Obligations (2) ......     155,372      83,347           -           -     238,719
                                                ---------    --------    --------    --------    --------
Total Contractual Cash Obligations ..........   $ 159,893    $125,089    $  1,434    $    523    $286,939
                                                =========    ========    ========    ========    ========

(1) Interest on our long-term debt is at market-based rates. Amount shown for interest payments represents interest that would be paid if the debt outstanding at June 30, 2005 remained outstanding through the maturity date of June 1, 2008 and interest rates remained at the June 30, 2005 market levels through June 1, 2008. Actual obligations may differ from the amounts included above.

(2) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at June 30, 2005, were used to value the obligations. Actual obligations may differ from the amounts included above.

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

            You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under "Risk Factors" discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Price Risk Management and Financial Instruments

      We may be exposed to market risks primarily related to volatility in crude oil commodity prices and interest rates.

      Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At June 30, 2005, we had entered into NYMEX future contracts that will settle by September 2005. These contracts either do not qualify for hedge accounting or are fair value hedges, therefore the fair value of these derivatives have received mark-to-market treatment in current earnings. This accounting treatment is discussed further under Note 2 "Summary of Significant Accounting Policies" of our Consolidated Financial Statements in our Annual Report on Form 10-K.

                                                              Sell (Short)
                                                                Contracts
                                                              ------------
Futures Contracts
     Contract volumes (1,000 bbls).........................            65
     Weighted average price per bbl........................   $    57.485

     Contract value (in thousands).........................   $     3,737
     Mark-to-market change (in thousands)..................            13
                                                              -----------
     Market settlement value (in thousands)................   $     3,750
                                                              ===========

      The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 2005 quoted market prices on the NYMEX.

      We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. The average interest rate presented below is based upon rates in effect at June 30, 2005. The carrying value of our debt in our credit facility approximates fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.

                                                              Expected Year
                                                               Of Maturity
                                                                   2008
                                                              (in thousands)
                                                              -------------
Long-term debt - variable rate ............................      34,400

Average interest rate .....................................        7.27%

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

      In addition, there have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Part I. Item 1. Note 12 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

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

                                            GENESIS ENERGY, L.P.
                                            (A Delaware Limited Partnership)

                                        By: GENESIS ENERGY, INC., as
                                               General Partner

Date: August 9, 2005                    By: /s/ ROSS A. BENAVIDES
                                            ------------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

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