Form 10-K/A
period 2004-12-31
GENESIS ENERGY LP
filed 2005-08-16
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      ----                    EXCHANGE ACT OF 1934


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

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
  Title of Each Class                                      on Which Registered
   ----------------                                      ---------------------

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

                                      |X|

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

                              GENESIS ENERGY, L.P.
                        FORM 10-K/A - 2004 ANNUAL REPORT

                                Explanatory Note



     Genesis Energy, L.P. is filing this Amendment No. 1 on Form 10-K/A to add a disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 15, 2005. The revision to the original filing adds disclosure to Item 9A Controls and Procedures regarding changes in internal control over financial reporting during the fourth quarter of 2004, and relates to a recently completed review of the original filing by the Securities and Exchange Commission's Division of Corporation Finance.

     Please note the information contained in this Form 10-K/A does not reflect events occurring after the date of the original filing. For a description of these events, please read Genesis Energy, L.P.'s reports filed under the Exchange Act of 1934, as amended, since March 15, 2005.



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

     There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      Report of Independent Registered Public Accounting Firm on Internal
                        Control over Financial Reporting



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of Genesis Energy, Inc. and Unitholders of Genesis Energy, L.P.
Houston, Texas

We have audited management's assessment, included in the accompanying Management's report on Internal Control over Financial Reporting, that Genesis Energy, L.P. and subsidiaries (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.



/s/  DELOITTE & TOUCHE LLP
Houston, Texas

March 14, 2005

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

             10.7     Production  Payment  Purchase and Sale  Agreement  between
                      Denbury Resources, Inc. and Genesis Crude Oil, L.P. executed November 14, 2003 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003)

             10.8 Carbon Dioxide Transportation Agreement between Denbury Resources, Inc. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003)

         **  10.9+    Genesis Energy, Inc. Stock Appreciation Rights Plan

         **  10.10+   Form of Stock Appreciation Rights Plan Grant Notice

         **  10.11+   Summary of Director Compensation

         **  10.12+   Summary of Genesis Energy, Inc. Bonus Plan

             10.13 Second Production Payment Purchase and Sale Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed August 26, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

             10.14 Second Carbon Dioxide Transportation Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P.(incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

             11.1 Statement Regarding Computation of Per Share Earnings (See Notes 2 and 8 to the Consolidated Financial Statements)

         **  21.1     Subsidiaries of the Registrant

         *   23.1     Consent of Independent Registered Public Accounting Firm

         *   31.1     Certification by Chief Executive Officer Pursuant to Rule
                      13a-14(a) under the Securities Exchange Act of 1934.

         *   31.2     Certification by Chief Financial Officer Pursuant to Rule
                      13a-14(a) under the Securities Exchange Act of 1934.

         *   32.1     Certification by Chief Executive Officer Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

         *   32.2     Certification by Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.


--------------------------------

         **    Previously filed.

         *     Filed herewith

         +     A management contract or compensation plan or arrangement.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of August, 2005.



                              GENESIS ENERGY, L.P.
                              (A Delaware Limited Partnership)

                          By: GENESIS ENERGY, INC., as
                                 General Partner


                          By:     /s/  Mark J. Gorman
                              -----------------------------------------
                                Mark J. Gorman
                                Chief Executive Officer and President

                          By:     /s/  Ross A. Benavides
                               -----------------------------------------
                                Ross A. Benavides
                                Chief Financial Officer