Form 10-Q
period 2005-09-30
GENESIS ENERGY LP
filed 2005-11-09
CIK 1022321

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

Indicate number of shares of each of the issuer's classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of November 7, 2005: 9,313,811

================================================================================

                          This report contains 36 pages

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 2005 and December 31,
           2004..........................................................     3

        Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2005 and 2004......................     4

        Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2005 and 2004...................................     5

        Consolidated Statement of Partners' Capital for the Nine Months
           Ended September 30, 2005......................................     6

        Notes to Consolidated Financial Statements.......................     7

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    18

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    35

Item 4. Controls and Procedures..........................................    35

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................    36

Item 6. Exhibits and Reports on Form 8-K.................................    36

SIGNATURES ..............................................................    36

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                September 30,   December 31,
                                                                     2005           2004
                                                                -------------   ------------
                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents ................................     $  2,149        $  2,078
   Accounts receivable:
      Trade .................................................       94,898          68,737
      Related party .........................................          522             584
   Inventories ..............................................        4,825           1,866
   Net investment in direct financing leases, net of
      unearned income - current portion .....................          522             318
   Insurance receivable .....................................        2,041           2,125
   Other ....................................................        2,499           1,688
                                                                  --------        --------
      Total current assets ..................................      107,456          77,396

FIXED ASSETS, at cost .......................................       69,192          73,023
   Less: Accumulated depreciation ...........................      (35,128)        (39,237)
                                                                  --------        --------
      Net fixed assets ......................................       34,064          33,786

NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned
   income ...................................................        6,077           4,247
CO2 ASSETS, net of amortization .............................       24,327          26,344
INVESTMENT IN T&P SYNGAS SUPPLY COMPANY .....................       13,365              --
OTHER ASSETS, net of amortization ...........................        1,330           1,381
                                                                  --------        --------
TOTAL ASSETS ................................................     $186,619        $143,154
                                                                  ========        ========

              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable:
      Trade .................................................     $ 99,289        $ 74,176
      Related party .........................................        2,253           1,239
   Accrued liabilities ......................................        7,895           6,523
                                                                  --------        --------
      Total current liabilities .............................      109,437          81,938

LONG-TERM DEBT ..............................................       32,600          15,300
OTHER LONG-TERM LIABILITIES .................................          186             160
COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTERESTS ..........................................          517             517

PARTNERS' CAPITAL
   Common unitholders, 9,314 units issued and outstanding ...       42,994          44,326
   General partner ..........................................          885             913
                                                                  --------        --------
      Total partners' capital ...............................       43,879          45,239
                                                                  --------        --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL .....................     $186,619        $143,154
                                                                  ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                                --------------------------------   -------------------------------
                                                                         2005       2004                   2005       2004
                                                                       --------   --------               --------   --------
REVENUES:
Crude oil gathering and marketing:
   Unrelated parties (including revenues from buy/sell
      arrangements in the three and nine months of 2005
      of $102,893 and $279,285 and $78,876 and $210,311
      in the three and nine months of 2004) .................          $290,887   $244,377               $785,161   $663,245
   Related parties ..........................................               187         --                    613         --
Pipeline transportation, including natural gas sales:
   Unrelated parties ........................................             5,849      3,787                 17,776     11,958
   Related parties ..........................................             1,131        277                  3,400        277
CO2 revenues ................................................             2,523      2,295                  7,371      6,275
                                                                       --------   --------               --------   --------
   Total revenues ...........................................           300,577    250,736                814,321    681,755
COSTS AND EXPENSES:
Crude oil costs:
   Unrelated parties (including crude oil costs from
      buy/sell arrangements in the three and nine months
      of 2005 of $102,304 and $278,703 and $78,511 and
      $209,499 in the three and nine months of 2004) ........           284,518    214,864                767,864    573,145
   Related parties ..........................................             1,421     25,092                  3,422     76,491
   Field operating ..........................................             4,082      3,473                 12,097      9,711
Pipeline transportation costs:
   Pipeline operating costs .................................             2,917      1,463                  7,450      6,124
   Natural gas purchases ....................................             2,178         --                  6,590         --
CO2 distribution costs:
   Transportation costs - related party .....................               806        726                  2,296      1,954
   Other costs ..............................................                37         26                    113         77
General and administrative ..................................             3,210      2,639                  6,536      7,825
Depreciation and amortization ...............................             1,601      2,599                  4,695      5,773
Net (gain) loss on disposal of surplus assets ...............               (84)        10                   (482)       (65)
                                                                       --------   --------               --------   --------

OPERATING (LOSS) INCOME .....................................              (109)      (156)                 3,740        720

OTHER INCOME (EXPENSE):

Equity in earnings of investment in T&P Syngas ..............                 8         --                    260         --
Interest income .............................................                10          9                     38         37
Interest expense ............................................              (550)      (212)                (1,439)      (738)
                                                                       --------   --------               --------   --------
(LOSS) Income from continuing operations ....................              (641)      (359)                 2,599         19
Income (loss) from operations of discontinued Texas System ..                45        (35)                   318       (319)
                                                                       --------   --------               --------   --------
NET (LOSS) INCOME ...........................................          $   (596)  $   (394)              $  2,917   $   (300)

NET (LOSS) INCOME PER COMMON UNIT - BASIC AND DILUTED:
    (Loss) income from continuing operations ................          $  (0.06)  $  (0.04)              $   0.28   $   0.00
    (Loss) income from discontinued operations ..............              0.00       0.00                   0.03      (0.03)
                                                                       --------   --------               --------   --------
NET (LOSS) INCOME ...........................................          $  (0.06)  $  (0.04)              $   0.31   $  (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING .........             9,314      9,314                  9,314      9,314
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

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                                   2005       2004
                                                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $  2,917   $   (300)
   Adjustments to reconcile net income to net cash provided by operating activities -
      Depreciation .....................................................................            2,678      3,976
      Amortization of CO2 contracts ....................................................            2,017      1,797
      Amortization of credit facility issuance costs ...................................              279        289
      Amortization of unearned income on direct financing leases .......................             (521)        --
      Payments received under direct financing leases ..................................              890         --
      Equity in earnings of investment in T&P Syngas ...................................             (260)        --
      Distributions from T&P Syngas that are a return on investment ....................              260         --
      Change in fair value of derivatives ..............................................           (1,101)       (16)
      Gain on asset disposals ..........................................................             (800)       (65)
      Other non-cash charges ...........................................................               23        564
      Changes in components of working capital -
         Accounts receivable ...........................................................          (26,099)    (8,905)
         Inventories ...................................................................           (3,537)    (1,679)
         Other current assets ..........................................................             (727)    13,756
         Accounts payable ..............................................................           25,860     10,338
         Accrued liabilities ...........................................................            2,364    (15,476)
                                                                                                 --------   --------
Net cash provided by operating activities ..............................................            4,243      4,279
                                                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .................................................           (5,374)    (4,493)
   Investment in T&P Syngas Supply Company .............................................          (13,418)        --
   Distributions from T&P Syngas that are a return of investment .......................               53         --
   CO2 contract acquisitions ...........................................................               --     (4,702)
   Other, net ..........................................................................             (209)       (13)
   Proceeds from sale of assets ........................................................            1,581         82
                                                                                                 --------   --------
Net cash used in investing activities ..................................................          (17,367)    (9,126)
                                                                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings of debt ..............................................................           17,300      8,000
   Credit facility issuance fees .......................................................               --       (839)
   Other, net ..........................................................................              172         --
   Distributions to common unitholders .................................................           (4,191)    (4,192)
   Distributions to General Partner ....................................................              (86)       (86)
                                                                                                 --------   --------
Net cash provided by financing activities ..............................................           13,195      2,883
                                                                                                 --------   --------
Net decrease in cash and cash equivalents ..............................................               71     (1,964)

Cash and cash equivalents at beginning of year .........................................            2,078      2,869
                                                                                                 --------   --------
Cash and cash equivalents at end of period .............................................         $  2,149   $    905
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                           Partners' Capital
                                                             ---------------------------------------------
                                                             Number of
                                                               Common       Common      General
                                                               Units     Unitholders    Partner     Total
                                                             ---------   -----------   --------   --------
Partners' capital at January 1, 2005 .....................     9,314       $44,326       $913     $45,239
Net income for the nine months ended September 30, 2005...        --         2,859         58       2,917
Distributions to partners during the nine months ended
   September 30, 2005 ....................................        --        (4,191)       (86)     (4,277)
                                                               -----       -------       ----     -------
Partners' capital at September 30, 2005 ..................     9,314       $42,994       $885     $43,879
                                                               =====       =======       ====     =======

        The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Genesis Energy, L.P. (GELP or the Partnership) is a publicly traded Delaware limited partnership engaged in gathering, marketing and transportation of crude oil and natural gas and wholesale marketing of carbon dioxide (CO2). We have 9.3 million common units outstanding, representing limited partner interests in us of 98%, of which 0.7 million units (7.4%) are owned by our general partner, Genesis Energy, Inc. Our general partner also owns all of our 2% general partner interest. Our general partner is owned by Denbury Gathering & Marketing, Inc., a subsidiary of Denbury Resources Inc.

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

     Basis of Presentation

     The accompanying financial statements and related notes present (i) our consolidated financial position as of September 30, 2005 and December 31, 2004,
(ii) our consolidated results of operations and changes in comprehensive income for the three and nine months ended September 30, 2005 and 2004, (iii) our consolidated cash flows for the nine months ended September 30, 2005 and 2004, and (iv) our consolidated changes in partners' capital for the nine months ended September 30, 2005.

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

     We have not included a provision for income taxes in our consolidated financial statements, because we are a "pass-through" entity for federal income tax purposes, meaning our income will be taxable directly to the partners holding partnership interests in the Partnership.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In September 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three and nine months ended September 30, 2005 and 2004, our reported crude oil gathering and marketing revenues from unrelated parties and our reported crude oil costs from unrelated parties would be reduced by the amounts shown in parenthetical notations on the consolidated statements of operations. We do not expect that the adoption of Issue 04-13 will have a material effect on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised December 2004), "Share-Based Payments" (SFAS 123(R)). This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In May 2005, the FASB issued Statement of Financial Standards No. 154, "Accounting Changes and Error Corrections" (SFAS 154). This statement establishes new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS 154 is effective for us in the first quarter of 2006.

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

     At September 30, 2005, the components of the net investment in direct financing leases were as follows (in thousands):

Total minimum lease payments to be received...................   $ 9,707
Estimated residual values of leased property (unguaranteed)...     1,287
Less: Unearned income.........................................    (4,395)
                                                                 -------
Net investment in direct financing leases.....................   $ 6,599
                                                                 =======

     At September 30, 2005, minimum lease payments to be received for each of the five succeeding fiscal years are $1.2 million per year.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT IN T&P SYNGAS SUPPLY COMPANY

     On April 1, 2005, we acquired a 50% interest in T&P Syngas Supply Company (T&P Syngas), a Delaware general partnership, for $13.4 million in cash from a subsidiary of ChevronTexaco Corporation. Praxair Hydrogen Supply Inc. owns the remaining 50% partnership interest in T&P Syngas. We paid for our interest in T&P Syngas with proceeds from our credit facilities.

     T&P Syngas is a partnership that owns a syngas manufacturing facility located in Texas City, Texas. That facility processes natural gas to produce syngas (a combination of carbon monoxide and hydrogen) and high pressure steam. Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility under a long-term processing agreement. T&P Syngas receives a processing fee for its services. Praxair operates the facility.

     We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting. T&P Syngas is managed by a management committee comprised of representatives from each partner, therefore we share equally with Praxair in the control over the partnership. We reflect in our consolidated statements of operations our equity in T&P Syngas' net income, net of the amortization of the excess of our investment over our share of partners' capital of T&P Syngas. We paid $4.0 million more for our interest in T&P Syngas than our share of partners' capital on the balance sheet of T&P Syngas at the date of the acquisition. This excess amount of the purchase price over the equity in T&P Syngas is being amortized using the straight-line method over the remaining useful life of the assets of T&P Syngas of eleven years. Our consolidated statements of operations for the three and nine months ended September 30, 2005 included $97,000 and $436,000, respectively, as our share of the earnings of T&P Syngas for the period beginning April 1, 2005, reduced by amortization of the excess purchase price of $89,000 and $176,000, for the three and nine months, respectively.

     The table below reflects summarized financial information for T&P Syngas at September 30, 2005, for the period since we acquired our interest in T&P Syngas.

                                              Six Months Ended
                                             September 30, 2005
                                             ------------------
                                               (in thousands)
Revenues .................................         $ 1,919
Operating expenses and depreciation ......          (1,054)
Other income .............................               6
                                                   -------
Net income ...............................         $   871
                                                   =======

                                             September 30, 2005
                                             ------------------
                                               (in thousands)
Current assets ...........................         $ 1,449
Non-current assets .......................          16,808
                                                   -------
Total assets .............................         $18,257
                                                   =======
Current liabilities ......................         $   490
Partners' capital ........................          17,767
                                                   -------
Total liabilities and partners' capital ..         $18,257
                                                   =======

     The following pro forma information represents the effects on our consolidated statements of operations assuming the investment in T&P Syngas had occurred at the beginning of each period presented:

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                    --------------------------------   -------------------------------
                                                            2005       2004                    2005       2004
                                                          --------   --------                --------   --------
                                                                  (in thousands, except per unit amounts)
Revenues ........................................         $300,577   $250,736                $814,321   $681,755
Operating (loss) income .........................         $   (109)  $   (156)               $  3,740   $    720
Equity in earnings of T&P Syngas ................         $      8   $    162                $    420   $    452
Net interest expense ............................         $   (540)  $   (382)               $ (1,624)  $ (1,241)
Income from continuing operations ...............             (641)      (377)                  2,536        (70)
Net (loss) income ...............................         $   (596)  $   (412)               $  2,944   $   (389)
Basic and diluted net income (loss) per Common
   Unit (Loss) income from continuing
   operations ...................................         $  (0.06)  $  (0.04)               $   0.27   $  (0.01)
   Income (loss) from discontinued
   operations ...................................             0.00       0.00                    0.03      (0.03)
                                                          --------   --------                --------   --------
   Net (loss) income ............................         $  (0.06)  $  (0.04)               $   0.30   $  (0.04)
                                                          ========   ========                ========   ========

     The acquisition of T&P Syngas occurred April 1, 2005, so the pro forma results in the table above are the same as the actual results for the three months ended September 30, 2005.

5. DEBT

     We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility has a $15 million sublimit for loans with the remainder of the $50 million available for letters of credit. In total we may have up to $65 million in loans under our credit facility. At September 30, 2005, we had $11.8 million in loans and $5.8 million in letters of credit (primarily for crude oil purchases in September 2005) outstanding under the working capital portion and $20.8 million outstanding under the acquisition portion of our credit facility. At September 30, 2005, the weighted average interest rate on the debt was 7.36%. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

     The aggregate amount that we may have outstanding at any time under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At September 30, 2005, the borrowing base was $50.0 million. The remaining amount available for borrowings at September 30, 2005 was $3.2 million under the working capital portion and $29.2 million under the acquisition portion of the credit facility.

     Certain restrictive covenants of the credit facility limit our ability to make distributions to our unitholders and our general partner. The credit facility requires we maintain a cash flow coverage ratio of at least 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At September 30, 2005, the calculation resulted in a ratio of 1.1 to 1.0. Our credit facility also requires that the level of operating cash inflows, as adjusted in accordance with the credit facility, be at least $8.5 million. At September 30, 2005, the result of this calculation was $10.3 million. If we meet these covenants, we are otherwise not limited by our credit facility in making distributions.

6. PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

     Partnership equity consists of the general partner interest of 2% and 9,313,811 common units representing limited partner interests of 98%.

     Our general partner owns all of our general partner interest, all of the 0.01% general partner interest in GCOLP (which is reflected as a minority interest in the consolidated balance sheet at September 30, 2005) and operates our business.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

     Distributions

     Generally, we will distribute 100% of our Available Cash (as defined in our partnership agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. During the first nine months of 2005 and in 2004, we paid a regular quarterly distribution of $0.15 per unit ($1.4 million in total per quarter). We have declared a $0.16 per unit distribution for the third quarter of 2005, payable on November 14, 2005 to unitholders of record on November 4, 2005.

     Our general partner is entitled to receive 2% of our distributions plus incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, our general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through September 30, 2005.

     Net Income Per Common Unit

     The following table sets forth the computation of basic net income per common unit.

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                            2005     2004                     2005     2004
                                                                           ------   ------                   ------   ------
                                                                                (in thousands, except per unit amounts)
Numerators for basic and diluted net income per common unit:
   (Loss) income from continuing operations ...................            $ (641)  $ (359)                  $2,599   $   19
      Less general partner 2% ownership .......................               (13)      (8)                      52       --
                                                                           ------   ------                   ------   ------
   (Loss) income from continuing operations available for
      common unitholders ......................................            $ (628)  $ (351)                  $2,547   $   19
                                                                           ======   ======                   ======   ======

   Income (loss) from discontinued operations .................            $   45   $  (35)                  $  318   $ (319)
   Less general partner 2% ownership ..........................                 1       --                        6       (6)
                                                                           ------   ------                   ------   ------
   Income (loss) from discontinued operations available
      for common unitholders ..................................            $   44   $  (35)                  $  312   $ (313)
                                                                           ======   ======                   ======   ======

Denominator for basic and diluted per Common Unit - weighted
   average number of Common Units outstanding .................             9,314    9,314                    9,314    9,314
                                                                           ======   ======                   ======   ======

Basic and diluted net income (loss) per Common Unit:
   (Loss) income from continuing operations ...................            $(0.06)  $(0.04)                  $ 0.28   $ 0.00
   Income (loss) from discontinued operations .................              0.00     0.00                     0.03    (0.03)
                                                                           ------   ------                   ------   ------
   Net (loss) income ..........................................            $(0.06)  $(0.04)                  $ 0.31   $(0.03)
                                                                           ======   ======                   ======   ======

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We evaluate segment performance based on segment margin before depreciation and amortization. All of our revenues are derived from, and all of our assets are located in, the United States.

                                                 Crude Oil
                                               Gathering and      Pipeline        CO2
                                                 Marketing     Transportation    Sales      Total
                                               -------------   --------------   -------   --------
                                                                  (in thousands)
Three Months Ended September 30, 2005
Revenues:
External Customers .........................      $291,074         $ 5,989      $ 2,523   $299,586
Intersegment (a) ...........................            --             991           --        991
                                                  --------         -------      -------   --------
Total revenues of reportable segments ......      $291,074         $ 6,980      $ 2,523   $300,577
                                                  ========         =======      =======   ========
Segment margin excluding depreciation and
   amortization (b) ........................      $  1,053           1,885      $ 1,680   $  4,618
Capital expenditures .......................      $     38         $   555      $    --   $    593
Maintenance capital expenditures ...........      $      7         $   407      $    --   $    414

Three Months Ended September  30, 2004
Revenues:
External Customers .........................      $244,377         $ 2,877      $ 2,295   $249,549
Intersegment (a) ...........................            --           1,187           --      1,187
                                                  --------         -------      -------   --------
Total revenues of reportable segments ......      $244,377         $ 4,064      $ 2,295   $250,736
                                                  ========         =======      =======   ========
Segment margin excluding depreciation and
   amortization (b) ........................      $    948           2,601      $ 1,543   $  5,092
Capital expenditures .......................      $     56         $ 4,173      $ 4,723   $  8,952
Maintenance capital expenditures ...........      $     56         $   161      $    --   $    217

Nine Months Ended September 30, 2005
Revenues:
External Customers .........................      $785,774         $18,579      $ 7,371   $811,724
Intersegment (a) ...........................            --           2,597           --      2,597
                                                  --------         -------      -------   --------
Total revenues of reportable segments ......      $785,774         $21,176      $ 7,371   $814,321
                                                  ========         =======      =======   ========
Segment margin excluding depreciation and
   amortization (b) ........................      $  2,391           7,136      $ 4,962   $ 14,489
Capital expenditures .......................      $    315         $ 5,157      $    --   $  5,472
Maintenance capital expenditures ...........      $     55         $ 1,070      $    --   $  1,125
Net fixed and other long-term assets (c) ...      $  6,140         $35,284      $24,374   $ 65,798

Nine Months Ended September 30, 2004
Revenues:
External Customers .........................      $663,245         $ 9,346      $ 6,275   $678,866
Intersegment (a) ...........................            --           2,889           --      2,889
                                                  --------         -------      -------   --------
Total revenues of reportable segments ......      $663,245         $12,235      $ 6,275   $681,755
                                                  ========         =======      =======   ========
Segment margin excluding depreciation and
   amortization (b) ........................      $  3,898           6,111      $ 4,244   $ 14,253
Capital expenditures .......................      $    131         $ 5,577      $ 4,723   $ 10,431
Maintenance capital expenditures ...........      $    131         $   496      $    --   $    627
Net fixed and other long-term assets (c) ...      $  6,376         $31,465      $27,159   $ 65,000

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)   Intersegment sales were conducted on an arm's length basis.

b) Segment margin was calculated as revenues less cost of sales and operations expense. A reconciliation of segment margin to operating income from continuing operations for the periods presented is as follows:

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,       September 30,
                                                             ------------------   -----------------
                                                               2005     2004        2005      2004
                                                              ------   ------     -------   -------
                                                                         (in thousands)
Segment margin excluding depreciation and amortization ...    $4,618   $5,092     $14,489   $14,253
General and administrative expenses ......................     3,210    2,639       6,536     7,825
Depreciation, amortization and impairment ................     1,601    2,599       4,695     5,773
Net gain on disposal of surplus assets ...................       (84)      10        (482)      (65)
                                                              ------   ------     -------   -------
Operating income from continuing operations ..............    $ (109)  $ (156)    $ 3,740   $   720
                                                              ======   ======     =======   =======

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

     Transactions with Denbury and our General Partner

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                             2005      2004
                                                           -------   -------
                                                             (in thousands)
Crude oil purchases from Denbury .......................   $ 3,422   $76,491
Crude oil sales to Denbury .............................   $    22   $    --
Truck transportation services provided to Denbury ......   $   591   $    23
Pipeline transportation services provided to Denbury ...   $ 2,858   $   277
Payments received under direct financing leases from
   Denbury .............................................   $   890   $    --
Pipeline transportation income portion of direct
   financing lease fees ................................   $   521   $    --
Pipeline monitoring services provided to Denbury .......   $    22   $    15
Directors' fees paid to Denbury ........................   $    90   $    90
CO2 transportation services provided by Denbury ........   $ 2,296   $ 1,954
Purchase of CO2 volumetric payment from Denbury ........   $    --   $ 4,663
Operations, general and administrative services
   provided by our general partner .....................   $11,487   $10,129
Distributions to our general partner on its limited
   partner units and general partner interest ..........   $   396   $   396

     Sales and Purchases of Crude Oil

     Denbury began shipping its own crude oil on our Mississippi System in September 2004, so our purchases of crude oil from Denbury (and our related crude oil sales) have declined.

     Transportation Services

     In September 2004, we entered into an agreement with Denbury where we would provide truck transportation services to Denbury to move its crude oil from the wellhead to our Mississippi pipeline. Previously we had purchased Denbury's crude oil and trucked the oil for our own account. Denbury pays us a fee for this trucking

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service that varies with the distance the crude oil is trucked. These fees are reflected in the statement of operations as gathering and marketing revenues.

     In September 2004, Denbury also became a shipper on our Mississippi pipeline. We also earned fees from Denbury under the direct financing lease arrangements for the Olive and Brookhaven crude oil pipelines and the Brookhaven CO2 pipeline and recorded pipeline transportation income from these arrangements. See Note 3.

     We also provide pipeline monitoring services to Denbury. This revenue is included in pipeline revenues in the statement of operations.

     Directors' Fees

     We pay Denbury for the services of each of four of Denbury's officers who serve as directors of our general partner, the same rate at which our independent directors were paid.

     CO2 Volumetric Production Payment and Transportation

     We acquired volumetric production payments from Denbury in 2004 and 2003. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO2 for us to our customers.

     Operations, General and Administrative Services

     We do not directly employ any persons to manage or operate our business. Those functions are provided by our general partner. We reimburse the general partner for all direct and indirect costs of these services.

     Amounts due to and from Related Parties

     At September 30, 2005 and December 31, 2004, we owed Denbury $1.6 million and $1.2 million, respectively, for purchases of crude oil and CO2 transportation charges. Denbury owed us $0.5 million and $0.4 million for transportation services at September 30, 2005 and December 31, 2004, respectively. We owed our general partner $0.6 million at September 30, 2005, for administrative services. We had advanced $0.1 million to our general partner at December 31, 2004 for administrative services.

     Financing

     Our general partner, a wholly owned subsidiary of Denbury, guarantees our obligations under our credit facility. Our general partner's principal assets are its general and limited partnership interests in us. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

9. MAJOR CUSTOMERS AND CREDIT RISK

     Due to the nature of our crude oil operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies.. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of integrated and large independent energy companies with stable payment experience. The credit risk related to contracts which are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

     We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.

     Occidental Energy Marketing, Inc. and Shell Oil Company accounted for 27% and 12% of total revenues for the first nine months of 2005, respectively. Occidental Energy Marketing, Inc. and Marathon Ashland Petroleum LLC accounted for 18% and 14% of total revenues for the nine months ended September 30, 2004, respectively. The majority of the revenues from these customers in both periods relate to our crude oil gathering and marketing operations.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash received by the Partnership for interest was $38,000 and $37,000 for the nine months ended September 30, 2005 and 2004, respectively. Payments of interest and commitment fees were $931,000 and $196,000 for the nine months ended September 30, 2005 and 2004, respectively.

     At September 30, 2005, we had incurred liabilities for fixed asset additions totaling $0.1 million that had not been paid at the end of the quarter, and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

11. DERIVATIVES

     Our market risk in the purchase and sale of crude oil contracts is the potential loss that can be caused by a change in the market value of the asset or commitment. In order to hedge our exposure to such market fluctuations, we may enter into various financial contracts, including futures, options and swaps. Historically, any contracts we have used to hedge market risk were less than one year in duration, although we have the flexibility to enter into arrangements with a longer term.

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

     We mark to fair value our derivative instruments at each period end, with changes in the fair value of derivatives that are not designated as hedges being recorded as unrealized gains or losses. Such unrealized gains or losses will change, based on prevailing market prices, at each balance sheet date prior to the period in which the transaction actually occurs. The effective portion of unrealized gains or losses on derivative transactions qualifying as cash flow hedges are reflected in other comprehensive income. Derivative transactions qualifying as fair value hedges are evaluated for hedge effectiveness and the resulting hedge ineffectiveness is recorded as a gain or loss in the consolidated statements of operations.

     We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133. At September 30, 2005, we had futures contracts on the NYMEX that were considered free-standing derivatives that are accounted for at fair value. The fair value of these contracts was determined based on the closing price for such contracts on the NYMEX on September 30, 2005. We marked these contracts to fair value at September 30, 2005. During the three months ended September 30, 2005, we recorded a loss of $8,000 related to derivative transactions, which are included in the consolidated statements of operations under the caption "Crude Oil Costs". For the nine month period, these derivative transactions had no effect on earnings.

     At September 30, 2005, we had futures contracts on the NYMEX that qualified as derivatives and were formally documented and designated as fair value hedges of inventory. During the three and nine months ended September 30, 2005, we recognized gains, due to hedge ineffectiveness, on the fair value hedge of 60,000 barrels of inventory totaling $155,000 and $147,000, respectively. These gains are included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

     The consolidated balance sheet at September 30, 2005 includes a reduction in other current assets of $58,000 as a result of these derivative transactions.

     At September 30, 2004, we had one swap contract that was considered a free-standing derivative that was accounted for at fair value. The fair value of this contract was determined based on quoted prices from independent sources. We marked this contract to fair value at September 30, 2004, and recorded income of $16,000 which is included in the consolidated statements of operations under the caption "Crude Oil Costs".

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at September 30, 2005 and December 31, 2004.

12. CONTINGENCIES

     Guarantees

     We have guaranteed $3.5 million of residual value related to the leases of tractors and trailers from Ryder Transportation, Inc. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

     Along with our general partner, we have guaranteed the payments by GCOLP to the banks under the terms of our credit facility related to borrowings and letters of credit. Borrowings at September 30, 2005 were $32.6 million and are reflected in the consolidated balance sheet. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet.

     In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $0.7 million during the remainder of 2005 and approximately $0.3 million in 2006 for testing, repairs and improvements under regulations requiring assessment of the integrity of crude oil pipelines.

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

     PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A, 455,658-B, 455,655-A, 456,574-A, and 458,379-C. PQS has brought a third party demand against us and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against us is without merit and intend to vigorously defend ourselves in this matter. We currently believe that this matter will not have a material financial effect on our financial position, results of operations, or cash flows.

     Environmental

     In 1992, Howell Crude Oil Company entered into a sublease with Koch Industries, Inc., covering a one acre tract of land located in Santa Rosa County, Florida to operate a crude oil trucking station, known as Jay Station. The sublease provided that Howell would indemnify Koch for environmental contamination on the property under certain circumstances. Howell operated the Jay Station from 1992 until December of 1996 when this operation was sold to us by Howell. We operated the Jay Station as a crude oil trucking station until 2003. Koch has indicated that it has incurred certain investigative and/or other costs, for which Koch alleges some or all should be reimbursed by us, under the indemnification provisions of the sublease for environmental contamination on the site and surrounding areas. Koch has also alleged that we are responsible for future environmental obligations relating to the Jay Station.

     Howell was acquired by Anadarko Petroleum Corporation (Anadarko) in 2002. During the second quarter of 2005, we entered into a joint defense and cost allocation agreement with Anadarko. Under the terms of the joint allocation agreement, we agreed to reasonably cooperate with each other to address any liabilities or defense costs with respect to the Jay Station. Additionally under the Joint Allocation Agreement, Anadarko will be responsible for sixty percent of the costs related to any liabilities or defense costs incurred with respect to contamination at the Jay Station.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We were formed in 1996 by the sale and contribution of assets from Howell and Basis Petroleum, Inc.. Anadarko's liability with respect to the Jay Station is derived largely from contractual obligations entered into upon our formation. We believe that Basis has contractual obligations under the same formation agreements. We are preparing a formal demand seeking Basis' share of potential liabilities and defense costs with respect to Jay Station.

     We have contacted the appropriate state regulatory agencies regarding developing a plan of remediation for certain affected soils at the Jay Station. It is possible that we will also need to develop a plan for other affected soils and/or affected groundwater. Through the third quarter of 2005, we have accrued an estimate of our share of liability for this matter in the amount of $0.5 million. If we are required to remediate the site on a more extensive basis than contemplated by our estimate, we could incur additional obligations of up to $0.8 million. The time period over which our liability would be paid is uncertain and could be several years. This liability may decrease if indemnification and/or cost reimbursement is obtained by us for Basis' potential liabilities with respect to this matter. At this time, our estimate of potential obligations does not assume any specific amount contributed on behalf of the Basis obligations, although we believe that Basis is responsible for a significant part of these potential obligations.

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

     We are subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. We do not expect such matters presently pending to have a material adverse effect on our financial position, results of operations or cash flows.

13. SUBSEQUENT EVENTS

     On October 11, 2005, we acquired a third volumetric production payment and certain related contracts from Denbury for $14.4 million in cash. Pursuant to that acquisition, Denbury assigned to us an interest in 80.0 Bcf of CO2 under a volumetric production payment and Denbury's existing long-term CO2 supply agreements with two of its industrial customers. The terms of the industrial sales contracts include minimum take-or-pay volumes and maximum delivery volumes. Denbury will also provide processing and transportation services for a fee. We funded the purchase with proceeds from our credit facility.

     On October 24, 2005, the Board of Directors of the general partner declared a cash distribution of $0.16 per unit for the quarter ended September 30, 2005. The distribution will be paid November 14, 2005, to our general partner and all common unitholders of record as of the close of business on November 4, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Included in Management's Discussion and Analysis are the following sections:

     -    Overview

     -    Acquisitions in 2005

     -    Results of Operations and Outlook for 2005 and Beyond

     -    Liquidity and Capital Resources

     -    Commitments and Off-Balance Sheet Arrangements

     -    Other Matters

     -    New Accounting Pronouncements

     In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are segment margin and Available Cash before Reserves. Our profitability depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less cost of sales and operating expense, and does not include depreciation and amortization. A reconciliation of segment margin to income from continuing operations is included in our segment disclosures in Note 7 to the consolidated financial statements. Available Cash before Reserves is a non-GAAP measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation, the replacement with the amount recognized as our equity in the income of joint ventures with distributions received from those ventures, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash before Reserves and a reconciliation of this measure to cash flows from operations, see "Liquidity and Capital Resources - Non-GAAP Financial Measure" below.

     OVERVIEW

     We operate in three business segments - crude oil gathering and marketing, pipeline transportation and CO2 sales. We generate revenues by selling crude oil and CO2 and by charging fees for the transportation of crude oil, natural gas and CO2 on our pipelines. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil, the costs of transporting the crude oil, natural gas and CO2 to the customer, and the costs of operating our assets. We also report our share of the earnings of our equity investee, T&P Syngas Supply Company in which we acquired a 50% interest on April 1, 2005.

     Our primary goal is to generate Available Cash before Reserves for our unitholders. Our Available Cash after Reserves is distributed quarterly to our unitholders. During the third quarter of 2005, the Available Cash before Reserves that we generated was less than our distribution, so we drew upon reserves that we built in prior periods.

     We generated net income for the nine months of 2005 from a combination of four main sources. These sources included the results of our operating activities, the sale of idle assets, our equity in the earnings from our investment in T&P Syngas, and the effects of decreasing the liability under our incentive compensation plan.

     We have a stock appreciation rights plan under which employees and directors are granted rights to receive cash upon exercise for the difference between the strike price of the rights and the market price for our units at the time of exercise. These rights vest over several years. As our unit price declined from $12.60 at December 31, 2004 to $8.90 per unit at March 31, 2005, we decreased our liability during the first quarter from $1.3 million to zero, recording a credit of $1.3 million. The unit price then increased in the second quarter of 2005 to $9.39, for which we provided a liability of $43,000. In the third quarter, the unit price increased to $11.60. Therefore, for the third quarter of 2005 we increased our liability by $0.7 million. In total, for the nine months ended September 30, 2005, we have recorded a net credit $0.5 million.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     ACQUISITIONS IN 2005

     GAS PIPELINE TRANSPORTATION ASSETS

     In January 2005, we acquired fourteen natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from Multifuels Energy Asset Group, L.P. for $3.1 million. These fourteen systems are comprised of 60 miles of pipeline and related assets. This acquisition was financed with proceeds from our credit facility. The results of this acquisition are included in our pipeline transportation segment.

     SYNGAS INVESTMENT

     On April 1, 2005 we acquired a 50% interest in T&P Syngas Supply Company (T&P Syngas) for $13.4 million. We acquired our interest from TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc. Praxair Hydrogen Supply, Inc. (Praxair) owns the other 50% interest in the partnership.

     T&P Syngas is a partnership that owns a syngas manufacturing facility located in Texas City, Texas. That facility processes natural gas to produce syngas (a combination of carbon monoxide and hydrogen) and high pressure steam. Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility under a long-term processing agreement. T&P Syngas receives a processing fee for its services. Praxair operates the facility.

     T&P Syngas is managed by a management committee consisting of two representatives each from Praxair and us. The T&P Syngas management committee has an approved resolution that provides that cash distributions will be paid quarterly to the partners in the amount of cash on hand in excess of $100,000. In July 2005 and October 2005, we received distributions of $0.3 million and $0.5 million from T&P Syngas related to the second and third quarters of 2005, respectively.

     We financed our T&P Syngas interest acquisition with proceeds from our credit facility.

     THIRD VOLUMETRIC PRODUCTION PAYMENT

     On October 11, 2005, we acquired a third volumetric production payment and certain related contracts from Denbury for $14.4 million in cash. Pursuant to that acquisition, Denbury assigned to us an interest in 80.0 Bcf of CO2 under a volumetric production payment and Denbury's existing long-term CO2 supply agreements with two of its industrial customers. The terms of the industrial sales contracts include minimum take-or-pay volumes and maximum delivery volumes. Denbury will also provide processing and transportation services for a fee. We funded the purchase with proceeds from our credit facility.

     In accordance with our procedures for evaluating and valuing material acquisitions with Denbury, our Special Conflicts Committee of our Board of Directors engaged legal counsel and obtained a fairness opinion from an independent financial advisor regarding the acquisition of the third volumetric production payment. The opinion we received stated the transaction was fair to our unitholders.

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

     Segment margins from gathering and marketing operations are a function of volumes purchased and the difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale, minus the associated costs of aggregation and transportation. The commodity price (for purchases and sales) of crude oil do not necessarily bear a relationship to segment margin as those prices normally impact revenues and costs of sales by approximately equivalent amounts. Because period-to-period variations in revenues and costs of sales are not

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

generally meaningful in analyzing the variation in segment margin for our gathering and marketing operations, these changes are not addressed in the following discussion.

     Field operating costs primarily consist of the costs to operate our fleet of 53 trucks (51 leased and 2 owned) used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 54% of these costs are variable and increase or decrease with volumetric changes. Those costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

     Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
                                                                 (in thousands, except volumes per day)
Revenues ...................................................   $291,074   $244,377   $785,774   $663,245
Crude oil costs ............................................    286,608    239,954    772,387    649,652
Field operating costs ......................................      4,082      3,473     12,097      9,711
Change in fair value of derivatives ........................       (669)         2     (1,101)       (16)
                                                               --------   --------   --------   --------
   Segment margin ..........................................   $  1,053   $    948   $  2,391   $  3,898
                                                               ========   ========   ========   ========
Volumes per day from continuing operations:
   Crude oil wellhead - barrels ............................     37,213     46,676     39,818     48,078
   Crude oil total - barrels (includes wellhead barrels) ...     51,639     61,919     55,211     62,556
   Crude oil truck transported only - barrels ..............      2,212      1,307      3,335        760

     Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

     Crude oil gathering and marketing segment margins from continuing operations increased $0.1 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Segment margin increased primarily due to two factors with two other factors partially offsetting the increase. These four factors were as follows:

     - A $0.7 million unrealized gain from a fair value hedge of inventory. This gain resulted from an 18% increase in crude oil market prices during the 2005 third quarter.

     - A $0.1 million increase in revenues from volumes that we transported for a fee but did not purchase. Approximately one-half of this revenue related to volumes transported for Denbury. In July and August of the 2004 period, we purchased Denbury's crude oil at the wellhead, incurring all risk of loss and price variations. Beginning in September 2004, Denbury started selling its production to the end-market directly, and we only provide transportation services for fees in our trucks and in our pipeline.

     - A $0.6 million increase in field operating costs, related to higher fuel costs and higher personnel costs. Fuel costs have increased approximately $0.67 per gallon, or 38%, since the 2004 quarter. Due to competition for wellhead barrels in the areas in which we operate, we were not able to adjust the purchase price of the crude oil for these cost increases.

     - A 17% decrease in wellhead, bulk and exchange purchase volumes combined with an 18% increase in the difference between the average sales and purchase prices for the crude oil, resulting in a $0.1 million reduction in segment margin.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

     For the nine month period, crude oil gathering and marketing segment margins from continuing operations decreased $1.5 million in 2005 from the prior year period. Contributing to this reduction in segment margin were the following two factors that reduced segment margin:

     - A $2.4 million increase in field operating costs. $0.4 million of this increase is attributable to a reserve we recorded for 40% of the expected costs to remediate Jay Station. (See additional discussion at Note 12 to the Consolidated Financial Statements.) The majority of the remaining increase of $2.0 million over the 2004 third quarter related again to higher fuel costs, higher employee costs and the costs related to additional tractor/trailers we leased in the third quarter of 2004.

     - A 7,345 barrel per day decrease in purchased volumes. This 12% decrease, offset by a slight increase in the average difference between the sales price and purchase price of crude oil reduced segment margin by $1.1 million.

     Partially offsetting the decrease from higher field costs and lower volumes were increases in three factors. These factors were:

     - A $0.7 million increase in revenues from volumes that we transported for a fee but did not purchase. Approximately one-half of this revenue related to volumes transported for Denbury. In the 2004 period, we purchased Denbury's crude oil at the wellhead, incurring all risk of loss and price variations. Beginning in September 2004, Denbury started selling its production to the end-market directly, and we only provide transportation services for fees in our trucks and in our pipeline.

     - A $1.1 million unrealized gain from a fair value hedge of inventory. This gain resulted from an approximate 35% increase in crude oil market prices since we acquired the inventory in the second quarter of 2005.

     - A $0.2 million decrease in credit costs related to crude oil transactions.

     Outlook

     Based on past experience and knowledge of assets in the crude oil gathering and marketing segment, we continue to expect volatility from this segment, which we attempt to mitigate in various ways. Effectively managing relationships with suppliers; managing inventory; controlling field costs; and improving operational efficiency in the field are some steps we take to mitigate volatility.

     PIPELINE TRANSPORTATION OPERATIONS

     We operate three crude oil common carrier pipeline systems in a five state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Average volumes shipped on these systems for the three months and nine months ended September 30, 2005 and 2004 are as follows:

                 Three Months Ended September 30,    Nine Months Ended September 30,
                 --------------------------------   --------------------------------
                           2005     2004                      2005     2004
                          ------   ------                    ------   ------
                                          (barrels per day)
Texas.........            33,536   31,463                    32,213   37,757
Jay...........            11,704   12,712                    13,909   14,698
Mississippi...            14,924   13,369                    15,568   11,947

     Volumes on our Texas System averaged 33,536 barrels per day during the third quarter of 2005. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the Texas System to TEPPCO, we had a joint tariff with TEPPCO through October 2004 under which we earned $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This tariff declined to $0.20 per barrel in November 2004. Substantially all of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

     The Mississippi System begins in Soso, Mississippi and extends to Liberty, Mississippi. At Liberty, shippers can transfer the crude oil to a connection to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The system has been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle expected future increases in production volumes in the area due to Denbury's CO2 tertiary recovery activities, we have made capital expenditures for tank, station and pipeline improvements, and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Operating results from continuing operations for our pipeline transportation segment were as follows:

                                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                               --------------------------------   -------------------------------
                                                                         2005      2004                    2005      2004
                                                                       -------   -------                 -------   -------
                                                                             (in thousands, except volumes per day)
Crude oil tariffs and revenues from direct financing leases
   of crude oil pipelines ...................................          $ 3,314   $ 3,102                 $10,096   $ 9,666
Sales of crude oil pipeline loss allowance volumes ..........            1,158       854                   3,456     2,449
Revenues from direct financing leases of CO2 pipelines ......               88        --                     271        --
Tank rental reimbursements and other miscellaneous revenues..              134       108                     432       120
                                                                       -------   -------                 -------   -------
Total revenues from crude oil and CO2 tariffs, including
   revenues from direct financing leases ....................            4,694     4,064                  14,255    12,235
Revenues from natural gas tariffs and sales .................            2,286        --                   6,921        --
Natural gas purchases .......................................           (2,178)       --                  (6,590)       --
Pipeline operating costs ....................................           (2,917)   (1,463)                 (7,450)   (6,124)
                                                                       -------   -------                 -------   -------
   Segment margin ...........................................          $ 1,885   $ 2,601                 $ 7,136   $ 6,111
                                                                       =======   =======                 =======   =======
Volumes per day from continuing operations:
   Crude oil pipeline - barrels .............................           60,164    57,544                  61,690    64,402

     Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

     Pipeline segment margin decreased $0.7 million to $1.8 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The decrease in pipeline segment margin is primarily attributable to an increase in pipeline operating costs of $1.5 million, offset partially by an increase of $0.6 million in crude oil and CO2 tariff revenues. Also offsetting the higher costs were $0.2 million of net profit from the sales of natural gas.

     The fluctuation in operating costs is the result of increased costs related to pipeline integrity management repairs in 2005 and the effects on the 2004 period of a reversal of an accrual related to a pipeline we were allowed to abandon rather than remove. Our pipeline integrity costs in the third quarter of 2005 totaled $0.7 million. Those costs related to the last major section of pipeline that needed to be tested for the first time. The accrual that was reversed in the third quarter of 2004 reduced that period's pipeline operating costs by $0.5 million. The remaining $0.2 million increase in pipeline operating costs in the 2005 quarter resulted from increased costs for numerous items including liability insurance, maintenance projects and various operational costs.

     Crude oil and CO2 tariff revenues increased $0.2 million in the 2005 third quarter compared to the prior year period due to the combination of higher tariffs and higher volumes. Volumes on our pipelines were affected briefly by hurricanes in both periods, but overall volumes increased when comparing the quarters. The effects of lower tariffs on the Texas System were offset by increased volumes and higher tariffs on the Mississippi System.

     Revenues from sales of crude oil volumes deducted from shippers as pipeline loss allowances that exceeded actual losses increased $0.3 million in the 2005 third quarter as a result of higher crude oil market prices. The CO2 pipeline did not exist in the third quarter of 2004, and the natural gas gathering pipelines were acquired in the first quarter of 2005.

     Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

     For the nine months ended September 30, 2005, pipeline segment margin increased $1.0 million or 17%, as compared to the same period in 2004. Revenues from crude oil and CO2 tariffs and related sources added $2.0 million of the increase for the period and $0.3 million of the increase resulted from net profit from natural gas transportation and sales. Pipeline operating cost increases offset $1.3 million of the revenue increases.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Crude oil pipeline volumes increased slightly between the two periods. The hurricanes in the third quarter of 2005 reduced volumes on the Jay System, but the decline was offset by increases on the other two crude oil pipelines. Overall, crude oil pipeline tariffs, including income from direct financing leases of crude oil pipelines increased $0.4 million between the nine month periods due primarily to higher tariffs on the Mississippi System. Higher market prices for crude oil added $1.0 million to pipeline loss allowance revenues between the periods, and tariffs from the CO2 pipeline added another $0.3 million. The tank rental agreement on the Texas System combined with other miscellaneous revenues added $0.3 million to tariff revenues between the periods.

     Operating costs increased $1.3 million. In 2004, as well as in 2005, we incurred costs for regulatory testing and repairs resulting from that testing. Those costs were approximately $0.3 million greater in the 2005 period. Operational costs for personnel, contract services, liability insurance and equipment maintenance accounted for most of the remaining increase.

     Outlook

     Volumes on the Texas System may continue to fluctuate as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems. We have completed our integrity testing on that system.

     Denbury is the largest oil and gas producer in Mississippi. Our Mississippi System is adjacent to several of Denbury's existing and prospective oil fields. There are mutual benefits to Denbury and us due to this common production and transportation area. As Denbury continues to acquire and develop old oil fields using CO2 based tertiary recovery operations, Denbury expects to add crude oil gathering and CO2 supply infrastructure to these fields. Further, that re-development of older fields and any related increase in production, could create increased demand for our crude oil transportation services. Beginning in September 2004, Denbury began shipping on our Mississippi System rather than selling the crude oil to us to market and ship on our Mississippi System. We also restructured our tariffs to provide additional return on the investments we have made and will continue to make in the Mississippi System.

     We built a CO2 pipeline to connect Denbury's existing CO2 pipeline to the Brookhaven oil field in Mississippi. Our agreement with Denbury provides for a minimum capacity charge that will provide $0.6 million of annual payments to us with a commodity charge for volumes in excess of a threshold volume through December 2012. The segments of crude oil pipeline we constructed to Denbury's Olive and Brookhaven fields also have agreements providing for minimum capacity charges with commodity charges for volumes in excess of threshold volumes through 2013. The payments under these crude oil transportation agreements should provide a combined total of $0.6 million of annual payments to us, in addition to the amount received for the CO2 pipeline. The Brookhaven CO2 and Olive pipelines went into service in 2004 and the Brookhaven oil pipeline began service in the first quarter of 2005. We account for these arrangements as direct financing leases.

     As a result of new production in the area surrounding the Jay System, volumes have stabilized on that system. Historically, producing wells in the area have had rapidly declining future production curves, therefore we do not know if this new production will be sufficient to continue to offset declining production from existing wells in the area.

     Should the production surrounding the Jay System decline such that it becomes uneconomical to continue to operate the pipeline in crude oil service, we believe that the best use of the Jay System may be to convert it to natural gas service. We continue to review opportunities to effect such a conversion. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2005 or 2006.

     We will continue to evaluate opportunities to dispose of or to make further investments in components of this segment in order to improve its performance.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     CARBON DIOXIDE (CO2) OPERATIONS

     In November 2003, we acquired a volumetric production payment, or VPP, of
167.5 Bcf of CO2 from Denbury and, in September 2004, we acquired an additional
33.0 Bcf VPP. Denbury owns 2.7 trillion cubic feet of estimated proved reserves of CO2 in the Jackson Dome area near Jackson, Mississippi. In addition to the production payments, Denbury also assigned to us five of their existing long-term CO2 contracts with industrial customers. Denbury owns the pipeline that is used to transport the CO2 to our customers as well as to its own tertiary recovery operations.

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

     The average daily sales (in Mcfs) of CO2 for each quarter in 2005 and 2004 under these contracts (including volumes sold by Denbury on the contracts we acquired in the third quarter of 2004) were as follows:

Quarter    2005     2004
-------   ------   ------
First     47,808   45,671
Second    51,049   51,164
Third     51,386   53,095
Fourth             48,217

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

     Operating results from continuing operations for our CO2 Sales segment were as follows:

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
                                                        2005      2004                    2005      2004
                                                      -------   -------                 -------   -------
                                                            (in thousands, except volumes per day)
Revenues ...................................           $2,523    $2,295                  $7,371    $6,275
CO2 transportation and other costs .........              843       752                   2,409     2,031
                                                       ------    ------                  ------    ------
   Segment margin ..........................           $1,680    $1,543                  $4,962    $4,244
                                                       ======    ======                  ======    ======

Volumes per day from continuing operations:
   CO2 Sales - Mcf .........................           51,386    48,634                  50,094    44,337

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

     The increase in volume in the third quarter of 2005 was due to the effects of the additional contracts acquired in September 2004. The average revenue per Mcf sold increased by $0.02, due to inflation adjustments in the contracts and variations in the volumes sold under each contract.

     Transportation costs for the CO2 on Denbury's pipeline increased by $0.1 million when comparing the third quarters. This increase is attributable to the increased volume and the effect of the annual inflation adjustment factor in the rate paid to Denbury. The rate in the third quarter of 2005 averaged $0.1705 per Mcf as compared to $0.1623 per Mcf in the 2004 period

     Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

     For the nine month period, the increased revenues are attributable to the same effects as in the 2004 period. Volumes increased due to the additional contracts, and the average sales price increased by $0.02 per Mcf.

     The rate for transportation costs increased from an average of $0.1608 per Mcf to $0.1679 per Mcf, due to the inflation provision in the transportation contract.

     Outlook

     We acquired an 80 Bcf volumetric payment from Denbury in October 2005 at a cost of $14.4 million in cash. We also acquired two additional long-term sales contracts with industrial customers.

     DISCONTINUED OPERATIONS

     In the first nine months of 2005, we sold assets that were no longer in service related to the Texas operations that we sold in 2003, receiving $0.3 million and recognizing a gain of $0.3 million. During the first nine months of 2004, we incurred costs totaling $0.3 million related to the dismantlement of assets that we abandoned in 2003.

     OTHER COSTS AND INTEREST

     General and administrative expenses. General and administrative expenses were as follows:

                                                                 Three Months Ended   Nine Months Ended
                                                                    September 30,       September 30,
                                                                 ------------------   -----------------
                                                                   2005     2004        2005     2004
                                                                  ------   ------      ------   ------
                                                                             (in thousands)
Expenses excluding effect of stock appreciation rights plan ..    $2,465   $2,667      $7,077   $7,261
Stock appreciation rights plan expense (credit) ..............       745      (28)       (541)     564
                                                                  ------   ------      ------   ------
   Total general and administrative expenses .................    $3,210   $2,639      $6,536   $7,825
                                                                  ======   ======      ======   ======

     Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

     General and administrative expenses increased by $0.6 million, however, the increase is attributable to our employee stock appreciation rights (SAR) plan. This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and common unit price at date of exercise. The rights vest over several years. Between the end of the second quarter of 2005 and the end of the third quarter of 2005, the market price for our units rose $2.21, resulting in an increase in the liability under the SAR plan of $0.7 million. In the 2004 three month period, the market price did not change, resulting in a small credit to general and administrative expense.

     The remainder of our general and administrative expenses declined slightly between the two quarterly periods.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

     For the nine month periods, general and administrative expenses decreased by $1.3 million, with $1.1 million of the decrease attributable to our employee stock appreciation rights plan. In the 2004 period, the market price for our common units rose so that we recorded a liability of $0.6 million. In the 2005 period, our unit price declined from $12.60 per unit at December 31, 2004 to $11.60 per unit at September 30, 2005. As a result, a reduction in the accrual was recorded, resulting in a total difference of $1.1 million.

     General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, decreased by $0.2 million between the nine month periods. We did not incur costs in the 2005 period for assistance in the initial documentation of our internal controls, although this reduction was partially offset by higher employee costs.

     Equity in T&P Syngas. On April 1, 2005, we acquired a 50% interest in T&P Syngas. Our share of the earnings of T&P Syngas for the second and third quarters of 2005 was $436,000. We are amortizing the excess of the price we paid for our interest in T&P Syngas over our share of the equity of T&P Syngas over the remaining useful life of the assets of T&P Syngas. This excess of $4.0 million is being amortized over eleven years. The effect of this amortization was to reduce the amount we recorded as our equity in T&P Syngas by $176,000. In July 2005, we received a distribution from T&P Syngas of $313,000 related to the second quarter. In October 2005, we received a distribution of $510,000 related to the third quarter of 2005.

     Interest expense, net. Interest expense, net was as follows:

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                                                     2005   2004          2005    2004
                                                     ----   ----         ------   ----
                                                              (in thousands)

Interest expense, including commitment fees ...      $461   $134         $1,174   $512
Amortization of facility fees .................        89     78            265    226
Interest income ...............................       (10)    (9)           (38)   (37)
                                                     ----   ----         ------   ----
   Net interest expense .......................      $540   $203         $1,401   $701
                                                     ====   ====         ======   ====

     In the third quarter and first nine months of 2005, we had more debt outstanding and market interest rates rose. Additionally in June 2004, we increased the size of our credit facility resulting in increased commitment fees. These factors contributed to an increase in interest expense in these periods as compared to the same periods in 2004.

     In the 2005 third quarter, our average outstanding balance of bank debt was $18.6 million higher than in the 2004 third quarter and our average interest rate was 1.9% greater than in the 2004 period. The debt increase is attributable primarily to acquisitions in the 2005 period.

     In the 2005 nine month period, our average outstanding balance of debt was $14.5 million higher than in the 2004 period and our average interest rate was 1.8% greater than the 2004 period.

     Gain on disposal of surplus assets. In the first nine months of 2005, we sold the Liberty to Maryland segment of our Mississippi pipeline. This segment had been out-of-service since February 2002. Additionally, we sold an idle site in Houma, Louisiana and other surplus assets. We received $1.3 million from the sales of these assets and realized gains totaling $0.5 million.

     LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL RESOURCES

     We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility has a $15 million sublimit for loans with the remainder of the $50 million available for letters of credit. In total we may have up to $65 million in loans outstanding under our credit facility. At September 30, 2005, we had $11.8 million in loans and $5.8 million in letters of credit outstanding under the working capital portion and $20.8 million

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

outstanding under the acquisition portion of our credit. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

     The aggregate amount that we may have outstanding at any time in loans and letters of credit under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At September 30, 2005, the borrowing base was $50.0 million. The total amount available for borrowings at September 30, 2005 was $3.2 million under the working capital portion and $29.2 million under the acquisition portion of our credit facility.

     Certain restrictive covenants in the credit facility limit our ability to make distributions to our unitholders and the general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At September 30, 2005, the calculation resulted in a ratio of 1.1 to 1.0. The credit facility also requires that the level of operating cash inflows, as adjusted in accordance with the credit facility, be at least $8.5 million. At September 30, 2005, the result of this calculation was $10.3 million. If we meet these covenants, we are otherwise not limited in making distributions.

     Our average daily outstanding balance under our credit facility during the first nine months of 2005 was $17.2 million. The average interest rate we paid during this same period was 7.13%. The average interest rate on our outstanding borrowings at September 30, 2005 was 7.36%.

     CAPITAL EXPENDITURES

     A summary of our capital expenditures in the nine months ended September 30, 2005 and 2004 is as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                     2005      2004
                                                   -------   -------
                                                     (in thousands)
Maintenance capital expenditures:
   Texas pipeline system .......................   $   101   $   109
   Mississippi pipeline system .................       961       370
   Jay pipeline system .........................         7        17
   Crude oil gathering assets ..................        10        41
   Administrative assets .......................        46        90
                                                   -------   -------
      Total maintenance capital expenditures ...     1,125       627

Growth capital expenditures:
   Mississippi pipeline system .................       976     5,048
   Natural gas gathering assets ................     3,110        --
   T&P Syngas Company investment ...............    13,418        --
   CO2 contracts ...............................        --     4,723
   Crude oil gathering assets ..................       260        33
                                                   -------   -------
      Total growth capital expenditures ........    17,764     9,804
                                                   -------   -------
         Total capital expenditures ............   $18,889   $10,431
                                                   =======   =======

     Maintenance capital expenditures in 2005 and 2004 included pipeline and station improvements in Mississippi to handle increased volumes. Texas pipeline maintenance capital expenditures related to corrosion control improvements. Administrative assets included computer software and hardware.

     The growth capital expenditures on the Mississippi system in 2005 included additional tankage. Growth capital expenditures in the first nine months of 2004 related to the acquisition of right-of-way and the initial construction costs for the extensions of our crude oil pipeline and a CO2 pipeline to Denbury's Brookhaven field.

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

     Although we have no commitments to make capital expenditures, based on the information available to us at this time, we currently anticipate that our maintenance capital expenditures for the remainder of 2005 will total to approximately $0.4 million. These expenditures are expected to relate primarily to our Mississippi System, including minor facility improvements and improvements to the pipeline as a result of integrity management test results and software and equipment updates in our corporate office.

     Complying with Department of Transportation Pipeline Integrity Management Program (IMP) regulations has been and will be a significant factor in determining the amount and timing of our capital expenditure requirements. The IMP regulations required that a baseline assessment be completed within seven years of March 31, 2002, with 50% of the mileage assessed in the first three and one-half years. Reassessment is then required every five years. We will complete the repairs for the first 50% during the fourth quarter of 2005. In addition to our estimated capital expenditures, we expect to spend $0.5 million in the remainder of 2005 and $0.3 million in 2006 for pipeline integrity testing and repairs that will be charged to pipeline operating expense as incurred. As testing is completed, we are required to take prompt remedial action to address integrity issues raised by the assessment.

     Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows such as the two acquisitions discussed in "Acquisitions in 2005" above. In addition, we acquired a third volumetric production payment in October 2005 for $14.4 million in cash.

     SOURCES OF FUTURE CAPITAL

     Our credit facility provides us with $50 million of capacity for acquisitions and $15 million for borrowings under the working capital portion. Both portions of the facility are revolving facilities. At September 30, 2005, we had $32.6 million outstanding under our credit facility, and $32.4 million available for borrowings. On October 11, 2005, we used $14.4 million of this availability to purchase a third volumetric production payment.

     We expect to use cash flows from operating activities to fund cash distributions and maintenance capital expenditures needed to sustain existing operations. Future acquisitions or capital projects for our expansion will require funding through borrowings under our credit facility or from proceeds from equity offerings, or a combination of the two sources of funds.

     CASH FLOWS

     Our primary sources of cash flows are operations and credit facilities. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                    Nine Months Ended
                                      September 30,
                                   ------------------
                                     2005       2004
                                   --------   -------
                                     (in thousands)
Cash provided by (used in):
   Operating activities ........   $  4,243   $ 4,279
   Investing activities ........   $(17,367)  $(9,126)
   Financing activities ........   $ 13,195   $ 2,883

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Operating. Net cash from operating activities for each period have been comprised of the following:

                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                      2005      2004
                                                    -------   -------
                                                      (in thousands)
Net income (loss) ...............................   $ 2,917   $  (300)
Depreciation and amortization ...................     4,695     5,773
Gain on sales of assets .........................      (800)      (65)
Direct financing leases .........................       369        --
Other non-cash items ............................      (799)      837
Changes in components of working capital, net ...    (2,139)   (1,966)
                                                    -------   -------
   Net cash from operating activities ...........   $ 4,243   $ 4,279
                                                    =======   =======

     Our operating cash flows are affected significantly by changes in items of working capital. Affecting all periods is the timing of capital expenditures and their effects on our recorded liabilities.

     Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $95.4 million aggregate receivables on our consolidated balance sheet at September 30, 2005, approximately $94.0 million, or 98.5%, were less than 30 days past the invoice date.

     Investing. Cash flows used in investing activities in the first half of 2005 were $17.4 million as compared to $9.1 million in 2004 period. In 2005, we expended $5.4 million for property additions, including $3.1 million for the natural gas gathering assets acquired from Multifuels. We made an investment in T&P Syngas Supply Company utilizing $13.4 million. Offsetting these expenditures was the receipt of $1.6 million for the sale of idle assets.

     In 2004 we expended $4.5 million for property and equipment additions, and received $0.1 million from the sale of surplus assets. In 2004 we expended cash for the first phase of an addition to our Mississippi System and to begin construction on a new tank on the Mississippi System. We used $4.7 million to acquire a CO2 volumetric payment in 2004.

     Financing. In the first nine months of 2005, financing activities provided net cash of $13.2 million. We increased our borrowings by $17.3 million, primarily to fund the investment in T&P Syngas and the acquisition of the natural gas assets. We utilized $4.3 million of cash to make distributions to our partners.

     In the nine months of 2004, financing activities provided net cash of $2.9 million. Our outstanding debt increased $8.0 million. Distributions to our partners utilized $4.3 million. We also incurred $0.8 million of costs related to our new credit facility.

     DISTRIBUTIONS

     As a master limited partnership, the key consideration of our unitholders is the amount and reliability of our distribution, and our prospects for distribution increases. We are required by our Partnership Agreement to distribute 100% of our Available Cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available Cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. Beginning with the distribution for the fourth quarter of 2003, which was paid in February 2004, we have paid a quarterly distribution to $0.15 per unit ($1.4 million in total). Beginning with the distribution for the third quarter of 2005 (payable on November 14, 2005), we have increased our distribution rate and will pay $0.16 per unit ($1.5 million in total).

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

     We believe we will be able to sustain a regular quarterly distribution at $0.16 per unit for the fourth quarter of 2005. Our ability to increase distributions during 2006 will depend in part on our success in developing and executing capital projects and making accretive acquisitions, the results of our integrity management program testing, and our ability to generate sustained improvements in the gathering and marketing segment.

     Available Cash before reserves for the three and nine months ended September 30, 2005, is as follows:

                                                                                  Three            Nine
                                                                                  Months          Months
                                                                                  Ended           Ended
                                                                              September 30,   September 30,
                                                                                   2005            2005
                                                                              -------------   -------------
                                                                                      (in thousands)
AVAILABLE CASH BEFORE RESERVES:
   Net (loss) income ......................................................      $ (596)         $ 2,917
   Depreciation and amortization ..........................................       1,601            4,695
   Cash received from direct financing leases not included in income ......         125              369
   Cash proceeds in excess of gains on certain asset sales ................          92              781
   Distributions received or to be received from T&P Syngas
      in excess of equity recorded ........................................         502              563
   Net non-cash (credits) charges .........................................        (145)          (1,137)
   Maintenance capital expenditures .......................................        (414)          (1,125)
                                                                                 ------          -------
   Available Cash before reserves .........................................      $1,165          $ 7,063
                                                                                 ======          =======

     Distributions for the three and nine month period total $1.4 million and $4.3 million, respectively.

     Available Cash (a non-GAAP liquidity measure) has been reconciled to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2005 below.

     NON-GAAP FINANCIAL MEASURE

     We believe that investors benefit from having access to the same financial measures being utilized by management. Available Cash is a liquidity measure used by our management to compare cash flows generated by us to the cash distribution we pay to our limited partners and the general partner. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure tells investors whether or not we are generating cash flows at a level that can support a quarterly cash distribution to our partners. Lastly, Available Cash (also referred to as distributable cash flow) is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

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

     The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2005, is as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                           Three            Nine
                                                                           Months          Months
                                                                           Ended           Ended
                                                                       September 30,   September 30,
                                                                            2005            2005
                                                                       -------------   -------------
                                                                               (in thousands)
Cash flows from operating activities ...............................      $ 5,098         $ 4,243
Adjustments to reconcile operating cash flows to Available Cash:
   Maintenance capital expenditures ................................         (414)         (1,125)
   Proceeds from sales of certain assets ...........................          221           1,581
   Amortization of credit facility issuance fees ...................          (92)           (279)
   Cash effects of stock appreciation rights plan ..................           (9)            (59)
   Effect of distributions from T&P Syngas .........................          250             563
   Net effect of changes in working capital accounts not
      included in calculation of Available Cash ....................       (3,889)          2,139
                                                                          -------         -------
Available Cash before reserves .....................................      $ 1,165         $ 7,063
                                                                          =======         =======

     COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

     CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

     In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at September 30, 2005.

                                             Payments Due by Period
                               --------------------------------------------------
                               Less than     1 - 3     4 - 5   After 5
Contractual Cash Obligations     1 Year      Years     Years    Years      Total
----------------------------   ---------   --------   ------   -------   --------
                                                 (in thousands)
Long-term Debt .............    $     --   $ 32,600   $   --     $ --    $ 32,600
Operating Leases ...........       1,816      3,014    1,434      372       6,636
Interest Payments (1) ......       2,567      4,241       --       --       6,808
Unconditional Purchase
   Obligations (2) .........     148,907     85,292       --       --     234,199
                                --------   --------   ------     ----    --------
Total Contractual Cash
   Obligations .............    $153,290   $125,147   $1,434     $372    $280,243
                                ========   ========   ======     ====    ========

(1) Interest on our long-term debt is at market-based rates. Amount shown for interest payments represents interest that would be paid if the debt outstanding at September 30, 2005 remained outstanding through the maturity date of June 1, 2008 and interest rates remained at the September 30, 2005 market levels through June 1, 2008. Actual obligations may differ from the amounts included above.

(2) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at September 30, 2005, were used to value the obligations. Actual obligations may differ from the amounts included above.

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

     Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At September 30, 2005, we had entered into NYMEX future contracts that will settle during October 2005. These contracts either do not qualify for hedge accounting or are fair value hedges, therefore the fair value of these derivatives have received mark-to-market treatment in current earnings. This accounting treatment is discussed further under Note 2 "Summary of Significant Accounting Policies" of our Consolidated Financial Statements in our Annual Report on Form 10-K.

                                               Sell (Short)
                                                 Contracts
                                               ------------
Futures Contracts
   Contract volumes (1,000 bbls) ...........           63
   Weighted average price per bbl ..........      $65.321

   Contract value (in thousands) ...........      $ 4,115
   Mark-to-market change (in thousands) ....           58
                                                  -------
   Market settlement value (in thousands) ..      $ 4,173
                                                  =======

     The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the September 30, 2005 quoted market prices on the NYMEX.

     We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. The average interest rate presented below is based upon rates in effect at September 30, 2005. The carrying value of our debt in our credit facility approximates fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.

                                  Expected Year
                                   Of Maturity
                                      2008
                                 --------------
                                 (in thousands)
Long-term debt - variable rate       32,600
Average interest rate                  7.36%

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

     In addition, there have been no changes in our internal controls over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Note 12 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

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

                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                        By: GENESIS ENERGY, INC., as
                                            General Partner


Date: November 9, 2005                  By: /s/ ROSS A. BENAVIDES
                                            ------------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

                                Index to Exhibits

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