Form 10-K
period 2005-12-31
GENESIS ENERGY LP
filed 2006-03-07
CIK 1022321

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
---------------------                             -----------------------
   Common Units                                   American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.

                                   Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).

                                   Yes [ ] No [X]

The aggregate market value of the common units held by non-affiliates of the Registrant on June 30, 2005 (the last business day of Registrant's most recently completed second fiscal quarter), was approximately $80,372,000 based on $9.39 per unit, the closing price of the common units as reported on the American Stock Exchange and the number of units outstanding on such date. At March 1, 2006, 13,784,441 common units were outstanding.

===============================================================================

                              GENESIS ENERGY, L.P.
                          2005 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
                                     PART I

Items 1.  Business and Properties................................................................................      4
  and 2
Item 1A.  Risk Factors...........................................................................................     18
Item 1B.  Unresolved Staff Comments..............................................................................     29
Item 3.   Legal Proceedings......................................................................................     29
Item 4.   Submission of Matters to a Vote of Security Holders....................................................     30

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
          Securities.............................................................................................     30
Item 6.   Selected Financial Data................................................................................     31
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     33
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................................     52
Item 8.   Financial Statements and Supplementary Data............................................................     53
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................     53
Item 9A.  Controls and Procedures................................................................................     53
Item 9B.  Other Information......................................................................................     55

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................     55
Item 11.  Executive Compensation.................................................................................     57
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........     60
Item 13.  Certain Relationships and Related Transactions.........................................................     61
Item 14.  Principal Accountant Fees and Services.................................................................     62

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.............................................................     63

                           FORWARD-LOOKING INFORMATION

      The statements in this Annual Report on Form 10-K that are not historical information may be "forward looking statements" within the meaning of the various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions and other such references are forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "position," "projection," "strategy" or "will" or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

      - demand for, the supply of, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas and natural gas liquids or "NGLs" in the United States, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, conservation and technological advances;

      -     throughput levels and rates;

      -     changes in, or challenges to, our tariff rates;

      - our ability to successfully identify and consummate strategic acquisitions, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

      - service interruptions in our liquids transportation systems, natural gas transportation systems or natural gas gathering and processing operations;

      - shut-downs or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, natural gas or other products or to whom we sell such products;

      -     changes in laws or regulations to which we are subject;

      - our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of existing debt agreements that contain restrictive financial covenants;

      -     loss of key personnel;

      - the effects of competition, in particular, by other pipeline systems;

      - hazards and operating risks that may not be covered fully by insurance;

      -     the condition of the capital markets in the United States;

      -     loss of key customers;

      - the political and economic stability of the oil producing nations of the world; and

      - general economic conditions, including rates of inflation and interest rates.

      You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under "Risk Factors" discussed in Item 1A. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      GENERAL

            We are a growth-oriented midstream energy partnership that was formed in 1996 as a master limited partnership, or MLP. We have a diverse portfolio of customers and assets, including pipeline transportation of primarily crude oil and, to a lesser extent, natural gas and carbon dioxide (CO(2)) in the Gulf Coast region of the United Sates. In conjunction with our crude oil pipeline transportation operations, we operate a crude oil gathering and marketing business, which (among other things) helps ensure a base supply of crude oil for our pipelines. We participate in industrial gas activities, including a CO 2 supply business, which is associated with the CO 2 tertiary oil recovery process being used in Mississippi by an affiliate of our general partner. During 2005 we also acquired a 50% interest in a joint venture that processes natural gas to produce syngas and high-pressure steam. We attempt to minimize our exposure to changes in the prices of energy commodities by structuring our compensation arrangements for each service we provide in a manner that is not directly linked to commodity prices.

            We conduct our business through three primary segments:

            Pipeline Transportation -- Our core business is the transportation of crude oil for others for a fee. The rates on substantially all of our pipelines are regulated by the Federal Energy Regulatory Commission, also known as FERC, or the Railroad Commission of Texas. Our 230-mile Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminalling and other crude oil infrastructure located in the Midwest. Our 90-mile Texas System extends from West Columbia to Webster, Webster to Texas City and Webster to Houston. Our 100-mile Jay System originates in eastern Alabama and the panhandle of Florida and extends to a point near Mobile, Alabama. On a much smaller scale, we also transport CO(2) and natural gas for a fee.

            Crude Oil Gathering and Marketing -- We conduct certain crude oil aggregating operations, which involve purchasing, gathering and transporting by trucks and pipelines operated by us and trucks, pipelines and barges operated by others, and reselling, that (among other things) help ensure a base supply source for our crude oil pipeline systems. Our profit for those services is derived from the difference between the price at which we re-sell crude oil less the price at which we purchase that crude oil, minus the associated costs of aggregation and any cost of supplying credit. The most substantial component of our aggregating costs relates to operating our fleet of leased trucks. Our crude oil gathering and marketing activities provide us with an extensive expertise, knowledge base and skill set that facilitate our ability to capitalize on regional opportunities which arise from time to time in our market areas. Usually, this segment experiences limited commodity price risk because we generally make back-to-back purchases and sales, matching our sale and purchase volumes on a monthly basis.

            Industrial Gases.

      - CO(2) -- We supply CO(2) to industrial customers under seven long-term contracts, with an average remaining contract life of 10 years. We acquired those contracts, as well as the CO(2) necessary to satisfy substantially all of the obligations under those contracts, in three separate transactions with affiliates of our general partner. Our compensation for supplying CO(2) to our industrial customers is the effective difference between the price at which we sell our CO(2) under each contract and the price at which we acquired our CO(2) pursuant to our volumetric production payments (also known as VPPs), minus transportation costs. We expect our CO(2) contracts to provide stable cash flows until they expire, at which time we will attempt to extend or replace those contracts.

      - Syngas -- Through our 50% interest in a joint venture, we receive a proportionate share of fees under a processing agreement covering a facility that manufactures syngas and high-pressure steam. Under that processing agreement, Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility. Praxair has the exclusive right to use the facility through at least 2016 (term extendable at Praxair's option for two additional five year terms). Praxair also is our partner in the joint venture and owns the remaining 50% interest.

            We conduct our operations through subsidiaries and joint ventures. Our general partner is responsible for operating our business, including providing all necessary personnel and other resources.

      OUR GENERAL PARTNER AND OUR RELATIONSHIP WITH DENBURY RESOURCES INC.

            We continue to benefit from our affiliation with Denbury Resources Inc. (NYSE: DNR), which indirectly owns our general partner and a 9.25% ownership interest in us. Denbury is a publicly traded oil and gas exploration and production company with operations located primarily in Mississippi, Louisiana and Texas. As a result of its emphasis on the tertiary recovery of crude oil using CO(2) flooding, Denbury has become the largest producer (based on average barrels produced per day) of crude oil in the State of Mississippi, and owns approximately 4.6 trillion cubic feet of proved CO(2) reserves as of December 31, 2005.

            In addition to its ownership interests in us, we have other significant commercial arrangements with Denbury. Denbury (including its subsidiaries) is:

      - the only shipper (other than us) on our Mississippi System, utilizing more than 85% of the current daily throughput;

      - the company that sold us seven long-term CO(2) sales contracts with industrial customers, along with the CO(2) necessary to satisfy substantially all of our obligations under those contracts (280.0 billion cubic feet (Bcf) of CO(2) under three separate VPPs);

      -     the operator of the fields in which our CO(2) reserves are located;
            and

      -     the sole shipper on our CO(2) pipeline.

            Denbury is a uniquely situated energy company. It is one of only a handful of producers in the U.S. that possess extensive CO(2) tertiary recovery expertise, as well as large quantities of low-cost CO(2) reserves. Denbury is conducting the largest CO(2) tertiary recovery operations in the Eastern Gulf Coast of the U.S., an area with many mature oil reservoirs that potentially contain substantial volumes of recoverable crude oil. We believe our relationship with Denbury, as well as the geographic proximity of our operations to Denbury's, provides us opportunities to realize additional crude oil transportation.

      OUR OBJECTIVE AND STRATEGY

            Our objective is to operate as a growth-oriented midstream MLP with a focus on increasing cash flow, earnings and return to our unitholders by becoming one of the leading providers of pipeline transportation, crude oil gathering and marketing and industrial gas services in the regions in which we operate. Our management team is committed to increasing the amount of cash available for distribution by executing the following strategies:

      - Maximizing organic growth opportunities through construction and expansion opportunities, particularly on our Mississippi System.

      - Increasing volumes on our existing assets, particularly on our Mississippi System.

      - Leveraging our CO(2) expertise, along with our relationship with Denbury, to create new opportunities with Denbury and third parties.

      -     Pursuing accretive acquisitions.

      - Prudently and economically leveraging our asset base, knowledge base and skill sets to participate in businesses closely related to, or significantly intertwined with, our existing businesses, including our industrial gas activities.

      - Capitalizing on the regional crude oil supply and demand imbalances that exist in our market areas through our marketing and distribution expertise.

      - Emphasizing services for which the compensation is not linked to commodity prices (like gathering and transportation) and managing commodity risks by using contractual arrangements.

      - Maintaining a balanced and diversified portfolio of midstream energy interests and assets.

      -     Maintaining a sound capital structure.

      - Sharing capital costs and risks through joint ventures and strategic alliances.

      OUR KEY STRENGTHS

            Based on the following competitive strengths, we believe we are well positioned to execute our objective and strategy:

      -     Quality Asset Base. We have a quality asset base characterized by:

            - Strategic Locations. Our Mississippi System is adjacent to several oil fields operated by Denbury, which is the sole shipper (other than us) on our Mississippi System. To our knowledge, our Jay System is the only system serving the Florida panhandle and southwest Alabama.

            - Additional Throughput Capacity. All of our systems have additional throughput capacity which allows us to transport additional volumes at minimal additional cost to us.

            - Cash Flow Stability. Our relatively low exposure to commodity price fluctuations, diversified asset base and long-term contracts associated with our industrial gases operations provide us with a stable source of cash flows.

      - A Unique Platform in Industrial Gases. We believe we have the potential to expand our CO(2) business and leverage that expertise, along with our relationship with Denbury, to create a unique growth platform in industrial gases, an area not currently as competitive as other midstream industry activities.

      - Strong Relationship with Denbury. We have a strong relationship with Denbury, which is the indirect owner of our general partner and the largest exploration and production company (based on average barrels produced per day) currently operating in Mississippi. Denbury is the sole shipper (other than us) on our Mississippi System, and its extensive CO(2) reserves and operations provided us the opportunity to enter the industrial gases business.

      - Financial Flexibility and Strong Distribution Coverage. We have the financial flexibility to pursue growth projects. As of December 31, 2005, we had no long-term debt outstanding and we had up to $65 million of borrowing capacity under our credit facility, subject to certain limitations.

      - Insulation from Commodity Price Risks. Many of our contractual arrangements help insulate our operating cash flows from changes in energy commodity prices. Our compensation arrangements include fee-based arrangements, back-to-back purchases and sales, and tolling-type arrangements, which in general do not vary with changes in the price of the underlying commodity. We also use hedges from time to time to mitigate the impact of fluctuations in energy commodity prices on our segment margins.

      - Balanced and Diversified Operations. We have a balanced portfolio of customers and assets and a proven track record of cash flow diversification. Our operations include the pipeline transportation of crude oil and, to a lesser extent, CO(2) and natural gas in the Gulf Coast; crude oil gathering and marketing primarily around our Gulf Coast crude oil pipelines; and industrial gas activities.

      RECENT DEVELOPMENTS

      Acquisition of CO(2) Assets

            On October 11, 2005, we acquired two long-term CO(2) sales contracts with industrial customers, along with the 80.0 Bcf of CO(2) in the form of VPPs necessary to satisfy substantially all of our expected obligations under those contracts, from Denbury for $14.4 million in cash. We funded this acquisition with borrowings under our credit facility. This acquisition further diversified our asset base and provides a stable, long-term source of cash flow to us. Since 2003, we have acquired seven long-term CO(2) sales contracts, along with three VPPs representing in the aggregate 280.0 Bcf of CO(2), from Denbury for a total of $43.1 million in cash.

      Distribution Increases

            On November 14, 2005, we paid a cash distribution of $0.16 per unit for the quarter ended September 30, 2005. This distribution represented a 6.7% increase from our distribution of $0.15 per unit for the second quarter of 2005. We increased our distribution again for the quarter ended December 31, 2005, with a payment of $0.17 per unit on February 14, 2006.

      Acquisition of Syngas Joint Venture

            On April 1, 2005, we acquired from TCHI Inc., a wholly-owned subsidiary of ChevronTexaco Global Energy Inc., a 50% partnership interest in T&P Syngas Supply Company for $13.4 million in cash, which we funded with borrowings under our credit facility. T&P Syngas is a partnership which owns a facility located in Texas City, Texas that manufactures syngas and high-pressure steam. We receive a proportionate share of fees under a long-term processing agreement between the joint venture and its sole customer, Praxair Hydrogen Supply, Inc. Under this processing agreement, the joint venture receives a processing fee in exchange for manufacturing syngas and steam from raw materials supplied by Praxair. Praxair has the exclusive right to use the facility through at least 2016. We expect our investment in T&P Syngas to provide another source of stable, long-term cash flow and additional balance to our business.

      Acquisition of Natural Gas Pipeline

            In January 2005, we acquired fourteen natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from MultiFuels Energy Asset Group, L.P. for $3.1 million in cash, which we funded with borrowings under our credit facility. These fourteen systems are comprised of 60 miles of pipeline and related assets.

      Pipeline Integrity Management Program

            We completed our 2005 objectives relating to the Department of Transportation's Pipeline Integrity Management Program, or IMP, which increased our operating costs and capital expenditures by $0.3 million and $2.8 million, respectively, in 2004 and 2005. The IMP regulations required that a baseline assessment be completed by March 31, 2009, with 50% of the mileage assessed by September 30, 2005.

      DESCRIPTION OF SEGMENTS AND RELATED ASSETS

      Pipeline Transportation

            Our core business is the transportation of crude oil for others for a fee. Through the pipeline systems we own and operate, we transport crude oil for our gathering and marketing operations and other shippers pursuant to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") or the Railroad Commission of Texas. Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil was injected into the pipeline and the delivery point. We also can earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude quality deductions. Such allowances and deductions are offset by measurement gains and losses. When the allowances and deductions exceed measurement losses, the net pipeline loss allowance volumes are earned and recognized as income and inventory available for sale valued at the market price for the crude oil.

            The margins from our pipeline operations are generated by the difference between the revenues from regulated published tariffs, pipeline loss allowance revenues and the fixed and variable costs of operating and maintaining our pipelines.

            We own and operate three common carrier crude oil pipeline systems. Our 230-mile Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminalling and other crude oil infrastructure located in the Midwest. Our 100-mile Jay System originates in eastern Alabama and the panhandle of Florida and extends to a point near Mobile, Alabama. Our 90-mile Texas System extends from West Columbia to Webster, Webster to Texas City and Webster to Houston. On a much smaller scale, we also transport CO(2) and natural gas for a fee.

            Mississippi System. Our Mississippi System extends from Soso, Mississippi to Liberty, Mississippi. Our Mississippi System includes tankage at various locations with an aggregate storage capacity of 200,000 barrels. That System is adjacent to several oil fields operated by Denbury, which is the sole shipper (other than us) on our Mississippi System. As a result of its emphasis on the tertiary recovery of crude oil using CO(2) flooding, Denbury has become the largest producer (based on average barrels produced per day) of crude oil in the State of Mississippi. As Denbury continues its tertiary recovery activities and increases its production, we expect increased demand for our crude oil transportation services.

            We restructured some of our crude oil gathering, marketing and transportation arrangements with Denbury in 2004 to provide for a fee-based arrangement with Denbury under which we transport its crude oil on our regulated pipelines in our Pipeline Transportation Segment. We effected that restructuring by implementing an "incentive" tariff. Under our incentive tariff, the average rate per barrel that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds. Prior to this restructuring, we handled most of our Mississippi arrangements with Denbury using purchases and sales through our Crude Oil Gathering and Marketing Segment, in which we purchased crude oil from others (including Denbury) and gather, transport and re-sell that crude in the market. The new tariff arrangement improved our rate of return and reduced our exposure to commodity prices.

            Over the last several years, we have initiated and completed several projects that increased the capacity of our Mississippi System. We added tankage and other equipment. During 2004, we constructed a 10-mile, 10-inch CO(2) pipeline that is connected to Denbury's 183 mile pipeline that transports CO(2) from their Jackson Dome CO(2) reservoir. Our pipeline will move the CO(2) to the Brookhaven oil field to be used by Denbury in tertiary recovery. We entered into a contract granting Denbury the exclusive right to use that CO(2) pipeline through 2012 in exchange for a monthly demand and commodity charge. We constructed an 11-mile, 8-inch extension to our Mississippi oil pipeline next to the CO(2) pipeline to transport the crude oil from the Brookhaven field to our existing pipeline. We also constructed a 5-mile extension from our existing Mississippi crude oil pipeline to Denbury's Olive field during 2004. We undertook those projects in response to increasing crude oil production in the area. We expect those production rates to continue to increase primarily as a result of the broad-based CO(2) tertiary recovery projects that Denbury is currently undertaking and has announced it will undertake in the future. We intend to develop other organic growth opportunities related to our Mississippi System.

            Jay System. Our Jay system begins near oil fields in southeastern Alabama and the panhandle of Florida and extends to a point near Mobile, Alabama. Our Jay system includes tankage with 230,000 barrels of storage capacity, primarily at Jay station. New production in the area surrounding our Jay System has helped to offset the rapidly declining production curves of the more mature producing wells in the area. We do not know if the production from new wells will be sufficient to offset declining production from existing wells in the area.

            Should the production surrounding our Jay System decline such that it becomes uneconomic to continue to operate that pipeline for crude oil service, we believe that the best use of the Jay System may be to convert it to natural gas service. We continue to review opportunities to effect such a conversion. Part of the conversion process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2006 or 2007.

            Texas System. The active segments of the Texas System extend from West Columbia to Webster, Webster to Texas City and Webster to Houston. These segments include approximately 90 miles of pipe. The Texas System receives all of its volume from connections to other pipeline carriers. We charge a tariff rate for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point. We entered into a joint tariff with TEPPCO Crude Pipeline, L.P. (TEPPCO) to receive oil from their system at West Columbia and a joint tariff with TEPPCO and ExxonMobil Pipeline Company to receive oil from their systems at Webster. We also continue to receive barrels from a connection with Seminole Pipeline Company at Webster. We own tankage with approximately 110,000 barrels of storage capacity associated with the Texas System. We lease an additional approximately 165,000 barrels of storage capacity for our Texas System in Webster. We have a tank rental reimbursement agreement effective January 1, 2005 with the primary shipper on our Texas System to reimburse us for the lease of this storage capacity at Webster.

            In 2003, we sold portions of our Texas System to TEPPCO and to Blackhawk Pipeline, L.P., an affiliate of MultiFuels, Inc. TEPPCO also acquired our crude oil gathering and marketing operations in the 40-county area surrounding the pipeline segments it purchased. The segments we sold to Blackhawk had been idle since 2002. During 2003 we also abandoned in place segments that had been idled in 2002.

            Natural Gas Pipeline. In January 2005, we acquired 14 natural gas pipeline and gathering systems located in Texas, Louisiana and Oklahoma from Multifuels Energy Asset Group, L.P. These 14 systems are comprised of 60 miles of pipeline and related assets.

            Customers and Credit

            Denbury, a large, creditworthy company, is the sole shipper (other than us) on our Mississippi System. The customers on our Jay and Texas Systems are primarily large, creditworthy energy companies. Revenues from customers of this segment did not account for more than ten percent of our consolidated revenues.

            We manage our exposure to credit risk through credit analysis, credit approval and monitoring procedures.

            Competition

            Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to production, refineries and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing crude oil pipeline systems, comparable in size and scope to our pipelines, will be built in the same geographic areas in the near future.

      Industrial Gases

            Our industrial gases segment is a natural outgrowth from our core business. Because of the substantial CO(2) flooding tertiary recovery operations being utilized around our Mississippi System, we became familiar with CO(2)-related activities and, ultimately, began our CO(2) business in 2003. Our relationships with industrial customers who use CO(2) have expanded, which has introduced us to potential opportunities associated with other industrial gases, such as syngas (also known as synthetic gas), which is a combination of carbon monoxide and hydrogen.

            CO(2)

            We supply CO(2) to industrial customers under seven long-term CO(2) sales contracts. We acquired those contracts, as well as the CO(2) necessary to satisfy substantially all of our expected obligations under those contracts, in three separate transactions with Denbury. Since 2003, we have purchased those contracts, along with three VPPs representing 280.0 Bcf of CO(2) (in the aggregate), from Denbury for a total of $43.1 million in cash. We sell our CO(2) to customers who treat the CO(2) and sell it to end users for use for beverage carbonation and food chilling and freezing. Our compensation for supplying CO(2) to our industrial customers is the effective difference between the price at which we sell our CO(2) under each contract and the price at which we acquired our CO(2) pursuant to our VPPs, minus transportation costs. We expect our CO(2) contracts to provide stable cash flows until they expire, at which time we will attempt to extend or replace those contracts, including acquiring the necessary CO(2) supply from wholesalers. At December 31, 2005, we have 237.1 Bcf of CO(2) remaining under the VPPs.

            Currently, all of our CO(2) supply is from naturally occurring sources - our VPPs. We believe we have an adequate supply to service existing contracts through their terms. When our VPPs expire, we will have to obtain our CO(2) supply from Denbury, from other sources, or discontinue the CO(2) supply business. Denbury will have no obligation to provide us with CO(2), and has the right to compete with us. See "Risks Related to Our Partnership Structure" for a discussion of the potential conflicts of interest between Denbury and us.

            Syngas

            On April 1, 2005, we acquired from TCHI, Inc., a wholly-owned subsidiary of ChevronTexaco Global Energy, Inc., a 50% partnership interest in T&P Syngas for $13.4 million in cash, which we funded with proceeds from our credit facility. T&P Syngas is a partnership which owns a facility located in Texas City, Texas that manufactures syngas and high-pressure steam. Under a long-term processing agreement, the joint venture receives fees from its sole customer, Praxair Hydrogen Supply, Inc. during periods when processing occurs, and Praxair has the exclusive right to use the facility through at least 2016 (term extendable at Praxair's options for two additional five year terms). Praxair also is our partner in the joint venture and owns the remaining 50% interest.

            Customers and Credit

            Five of the seven contracts for supplying CO(2) are with large companies with good credit ratings. The remaining contracts are with smaller companies with long histories in the CO(2) business. We do not expect to experience any credit related issues with these customers, however we monitor their credit standings on an ongoing basis. Revenues from this segment did not account for more than ten percent of our consolidated revenues.

            The sole customer of T&P Syngas is Praxair. We believe that Praxair is a creditworthy customer.

            Competition

            Currently, all of our CO(2) supply is from naturally occurring sources - our VPPs. We believe we have an adequate supply to service existing contracts through their terms. In the future we will likely have to obtain our CO(2) supply from manufactured processes. Naturally-occurring CO(2), like that from the Jackson Dome area, occurs infrequently, and only in limited areas east of the Mississippi River, including the fields controlled by Denbury. Our industrial CO(2) customers have facilities that are connected to Denbury's CO(2) pipeline to make delivery easy and efficient. Once our existing VPPs expire, we will have to obtain CO(2) from Denbury or other suppliers should we choose to remain in the CO(2) business, and the competition and pricing issues we will face at that time are uncertain.

            With regard to sales of CO(2), our contracts have take-or-pay provisions requiring minimum volumes each year for each customer that must be paid for even if the CO(2) is not taken. We will have to replace these contracts once they expire should we choose to remain in the CO(2) business, and our ability to retain or replace these customers at that time is uncertain.

            Due to the long-term contract and location of our syngas facility, as well as the costs involved in establishing a competing facility, we believe it is unlikely that competing facilities will be established for our syngas processing services.

      Crude Oil Gathering and Marketing

            Our crude oil gathering and marketing operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations, which involve purchasing, gathering and transporting by trucks and pipelines operated by us and trucks, pipelines and barges operated by others, and reselling, help to ensure (among other things) a base supply source for our crude oil pipeline systems. Our profit for those services is derived from the difference between the price at which we re-sell the crude oil less the price at which we purchase that crude oil, minus the associated costs of aggregation and any cost of supplying credit. The most substantial component of our aggregating costs relates to operating our fleet of leased trucks. Usually, this segment experiences limited commodity price risk because we generally make back-to-back purchases and sales, matching our sale and purchase volumes on a monthly basis.

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

            Usually, fluctuations in the market price of crude oil do not materially impact us. When market prices for crude oil increase, we must pay more for crude oil, but we normally are able to sell it for more. To the extent we have crude oil inventories, market price changes can impact us if we do not have effective hedges in place.

            As of December 31, 2005, we provided crude oil gathering services through our fleet of 48 leased tractor-trailers. The trucking fleet generally hauls the crude oil to one of the approximately 60 pipeline injection stations owned or leased by us. We may sell the crude oil as it exits our injection station and enters the pipeline, or we may ship the crude oil on the pipeline to a point further along the distribution chain. We also transport purchased crude oil on trucks, barges and pipelines operated by third parties.

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

            Customers and Credit

            Due to the nature of our crude oil operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of integrated and large independent energy companies with stable payment experience. The credit risk related to contracts which are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

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

             Our customers are primarily large creditworthy energy companies. During 2005, more than ten percent of our consolidated revenues were generated from sales of crude oil to each of two customers, Occidental Energy Marketing, Inc. (26.5%) and Shell Oil Company (12.5%). We do not believe that the loss of any of these customers would have a material adverse effect on us as crude oil is a readily marketable commodity. Generally sales of crude oil settle within 30 days of the month of the delivery.

            Our credit standing is an important consideration for parties with whom we do business in this segment. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with suppliers. These arrangements include open lines of credit directly with us, guarantees or letters of credit.

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

            Our largest competitors in the purchase of leasehold crude oil production are Plains Marketing, L.P., Shell (US) Trading Company, GulfMark Energy, Inc. and TEPPCO Partners, L.P. Additionally, we compete with many regional or local gatherers who may have significant market share in the areas in which they operate. Competitive factors include price, personal relationships, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.

            As part of the sale of our Texas Gulf Coast operations to TEPPCO, we agreed not to compete in a 40 county area for five years from the effective date of the transaction of October 31, 2003.

      EMPLOYEES

            To carry out various purchasing, gathering, transporting and marketing activities, our general partner employed, at December 31, 2005, approximately 185 employees. None of the employees are represented by labor unions, and we believe that relationships with our employees are good.

            ORGANIZATIONAL STRUCTURE

            Genesis Energy, Inc., a Delaware corporation, serves as our sole general partner and as the general partner of our operating partnership, Genesis Crude Oil, L.P., and its subsidiary partnerships - Genesis Pipeline Texas, L.P., Genesis Pipeline USA, L.P., Genesis CO(2) Pipeline, L.P., Genesis Natural Gas Pipeline, L.P. and Genesis Syngas Investments, L.P. Our general partner is owned by Denbury Gathering & Marketing, Inc., a subsidiary of Denbury Resources Inc. Below is a chart depicting our ownership structure.

                                             -----------------------------------------
                                             |                                       |
                                             |                                       |
                                             |         Denbury Resources Inc.        |
                                             |           (and subsidiaries)          |
                                             |                                       |
                                             |                                       |
                                             -----------------------------------------
                                                                 |
                                                                 |
                                                                 |  100%
                                                                 |
                                                                 |
                                             -----------------------------------------
                                             |                                       |
                                             |                                       |
                            -----------------|          Genesis Energy, Inc.         |
                            |                |        (our general partner)(1)       |
                            |                |                                       |
                            |                |                                       |
                            |                -----------------------------------------
                            |                                    |
                            |                                    |  2.0% general partner interest     --------
                            |                                    |  7.25% limited partner interest   ( Public )
                            |                                    |                                  / --------
                            |                                    |                              ----
                            |                                    |                             /
                            |                -----------------------------------------     ----
                            |                |                                       |    /      90.75% limited partner interest
                            |                |                                       |   /
                            |                |          Genesis Energy, L.P.         |---
                            |                |                                       |
                            |                |                                       |
                            |                |                                       |
                            |                -----------------------------------------
                            |                                    |
                            |                                    |
                            |                                    |  99.99% limited partner interest
                            |                                    |
                            |                                    |
                            |                -----------------------------------------
                            |  0.01%         |                                       |
                            |  general       |                                       |
                            |  partner       |  Genesis Crude Oil, L.P.              |
                            |  interest      |    Genesis Pipeline Texas, L.P.       |
                            |                |    Genesis Pipeline USA, L.P.         |
                            -----------------|    Genesis CO  Pipeline, L.P.         |
                                             |              2                        |
                                             |    Genesis Natural Gas Pipeline, L.P. |
                                             |    Genesis Syngas Investments, L.P.   |
                                             |                                       |
                                             |                                       |
                                             -----------------------------------------
                                                                 |
                                                                 |
                                                              SEGMENTS
                                                                 |
                                                                 |
                   ----------------------------------------------|----------------------------------------------
                   |                                             |                                             |
                   |                                             |                                             |
-----------------------------------------    -----------------------------------------    -----------------------------------------
|    Pipeline Transportation            |    |   Crude Oil Gathering and Marketing   |    |          Industrial Gases             |
|                                       |    |                                       |    |                                       |
|      Crude Oil                        |    |     Marketing (back-to-back)          |    |            CO                         |
|      Natural Gas                      |    |     Trucking/Gathering                |    |              2                        |
|      CO                               |    |     Blending                          |    |            Syngas                     |
|        2                              |    |     Storing                           |    |                                       |
-----------------------------------------    -----------------------------------------    -----------------------------------------

----------
(1)   Our general partner owns all of our incentive distribution rights.

      REGULATION

            Sarbanes-Oxley Act of 2002

            In July 2002, the Sarbanes-Oxley Act of 2002 was signed into law to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to securities laws. The Securities and Exchange Commission (SEC) has issued rules to adopt and implement the Sarbanes-Oxley Act. These rules include certifications by our Chief Executive Officer and Chief Financial Officer in our quarterly and annual filings with the SEC; disclosures regarding controls and procedures, disclosures regarding critical accounting estimates and policies and requirements to make filings with the SEC available on our website. Additional rules include disclosures regarding audit committee financial experts and committee charters, disclosure of our Code of Ethics for the CEO and senior financial officers, disclosures regarding contractual obligations and off-balance sheet arrangements and transactions, and requirements for filing earnings press releases with the SEC. Additionally, we are required to include in this Form 10-K for 2005 an internal control report that contains management's assertions regarding the effectiveness of procedures over financial reporting and a report from our auditors attesting to that certification. Our deadlines for filing quarterly and annual filings with the SEC were also shortened under the regulations.

            Pipeline Tariff Regulation

            The interstate common carrier pipeline operations of the Jay and Mississippi Systems are subject to rate regulation by FERC under the Interstate Commerce Act (ICA). FERC regulations require that oil pipeline rates be posted publicly and that the rates be "just and reasonable" and not unduly discriminatory.

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

            In addition to the index methodology, FERC allows for rate changes under three other methods -- a cost-of-service methodology, competitive market showings ("Market-Based Rates"), or agreements between shippers and the oil pipeline company that the rate is acceptable ("Settlement Rates"). The pipeline tariff rates on our Mississippi and Jay Systems are either rates that were grandfathered and have been changed under the index methodology, or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.

            Our intrastate common carrier pipeline operations in Texas are subject to regulation by the Railroad Commission of Texas. The applicable Texas statutes require that pipeline rates be non-discriminatory and provide a fair return on the aggregate value of the property of a common carrier, after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. Most of the volume on our Texas System is now shipped under joint tariffs with TEPPCO and Exxon. Although no assurance can be given that the tariffs we charge would ultimately be upheld if challenged, we believe that the tariffs now in effect can be sustained.

            Our natural gas gathering pipelines and CO(2) pipeline are subject to regulation by the state agencies in the states in which they are located.

            Environmental Regulations

            We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits for regulated activities, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, result in capital expenditures to limit or prevent emissions or discharges, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the imposition of injunctive obligations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup, and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future.

            The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (CERCLA), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons, including current owners and operators of a contaminated facility, owners and operators of the facility at the time of contamination, and those parties arranging for waste disposal at a contaminated facility. Such "responsible persons" may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We also may incur liability under the Resource Conservation and Recovery Act, as amended (RCRA), which imposes requirements relating to the management and disposal of solid and hazardous wastes.

            We currently own or lease, and have in the past owned or leased, properties that have been in use for many years by various persons including third parties over whom we have no control in connection with the gathering and transportation of hydrocarbons including crude oil. We also may generate, handle and dispose of regulated materials in the course of our operations. We may therefore be subject to liability under CERCLA, RCRA and analogous state laws for hydrocarbons or other wastes that may have been disposed of or released on or under those properties or under other locations where such wastes have been taken for disposal. Under these laws, we could be required to remove previously disposed wastes, remediate environmental contamination, restore affected properties, or undertake measures to prevent future contamination.

            The Federal Water Pollution Control Act, as amended, also known as the "Clean Water Act" and analogous state laws impose restrictions and controls regarding the discharge of pollutants, including crude oil, into federal and state waters. The Clean Water Act provides administrative, civil and criminal penalties for any unauthorized discharges of pollutants, including oil, and imposes liabilities for the costs of remediating spills. Federal and state permits for water discharges also may be required. The Oil Pollutions Act, as amended (OPA), requires operators of offshore facilities and certain onshore facilities near or crossing waterways to provide financial assurance ranging from $10 million in state waters to $35 million in federal waters to cover potential environmental cleanup and restoration costs. This amount can be increased to a maximum of $150 million under certain limited circumstances where the Minerals Management Service believes such a level is justified based on the worst case spill risks posed by the operations. We have developed an Integrated Contingency Plan to satisfy components of the OPA as well as the federal Department of Transportation, the federal Occupational Safety Health Act (OSHA) and state laws and regulations. This plan meets regulatory requirements as to notification, procedures, response actions, response resources and spill impact considerations in the event of an oil spill.

            On December 20, 1999, we had a spill of crude oil from our Mississippi System. Approximately 8,000 barrels of oil spilled from the pipeline near Summerland, Mississippi, and discharged into surface water. The spill was cleaned up, with ongoing monitoring and clean-up activity expected to continue for an undetermined period of time. The oil spill clean up and related costs have thus far been covered by insurance and the financial impact to us for the cost of the clean-up has not been material. We expect our insurance carrier to continue paying for remedial costs and we do not expect future costs to us to be material. During 2004, we finalized agreements with the United States Environmental Protection Agency (EPA) and the Mississippi Department of Environmental Quality (MDEQ) pursuant to which we paid a $3.0 million fine with respect to this spill. The fine was not covered by insurance and was recorded to expense in 2001 and 2002.

            The Clean Air Act, as amended, and analogous state and local laws and regulations restrict the emission of air pollutants including volatile organic compounds or "VOCs", impose permit requirements and other obligations. VOC emissions may occur from the handling or storage of crude oil and other petroleum products. Both federal and state laws impose substantial penalties for violation of these applicable requirements.

            Under the National Environmental Policy Act (NEPA), a federal agency, commonly in conjunction with a current permittee or applicant, may be required to prepare an environmental assessment or a detailed environmental impact statement before taking any major action, including issuing a permit for a pipeline extension or addition that would affect the quality of the environment. Should an environmental impact statement or assessment be required for any proposed pipeline extensions or additions, the primary effect of NEPA may prevent construction or alter the proposed location, design or method of construction.

            We are currently conducting remediation of subsurface hydrocarbon contamination at the former Jay Trucking Facility. The estimated remediation and related costs are $1.3 million, which we expect to share with other responsible parties. In 2005, we recorded our expected share of these costs in our statement of operations. See Note 18 to the Consolidated Financial Statements.

            Safety and Security Regulations

            Our crude oil, natural gas and CO(2) pipelines are subject to construction, installation, operation and safety regulation by the Department of Transportation (DOT) and various other federal, state and local agencies. The Pipeline Safety Act of 1992, among other things, amends the Hazardous Liquid Pipeline Safety Act of 1979 (HLPSA) in several important respects. It requires the Pipeline and Hazardous Materials Safety Administration of DOT to consider environmental impacts, as well as its traditional public safety mandates, when developing pipeline safety regulations. In addition, the Pipeline Safety Improvement Act of 2005 mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, the development of standards and criteria to evaluate contractors' methods to qualify their employees and requires that pipeline operators provide maps and other records to the DOT. It also authorizes the DOT to require that pipelines be modified to accommodate internal inspection devices, to mandate the evaluation of emergency flow restricting devices for pipelines in populated or sensitive areas, and to order other changes to the operation and maintenance of petroleum pipelines. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

            On March 31, 2001, the DOT promulgated Integrity Management Plan
(IMP) regulations. The IMP regulations require that we perform baseline assessments of all pipelines that could affect a High Consequence Area (HCA) including certain populated areas and environmentally sensitive areas. Due to the proximity of all of our pipelines to water crossings and populated areas, we have designated all of our pipelines as affecting HCAs. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology.

            The IMP regulation required us to prepare an Integrity Management Plan that details the risk assessment factors, the overall risk rating for each segment of pipe, a schedule for completing the integrity assessment, the methods to assess pipeline integrity, and an explanation of the assessment methods selected. The risk factors to be considered include proximity to population areas, waterways and sensitive areas, known pipe and coating conditions, leak history, pipe material and manufacturer, adequacy of cathodic protection, operating pressure levels and external damage potential. The IMP regulations require that the baseline assessment be completed by March 31, 2009, with 50% of the mileage assessed by September 30, 2005. Reassessment is then required every five years. As testing is complete, we are required to take prompt remedial action to address all integrity issues raised by the assessment. No assurance can be given that the cost of testing and the required rehabilitation identified will not be material costs to us that may not be fully recoverable by tariff increases. At December 31, 2005, we had completed assessments and repairs on the major sections of our pipelines.

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

            States are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to hazardous liquids pipelines, including crude oil and CO(2) pipelines, and natural gas pipelines that do not engage in interstate operations. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.

            Our crude oil pipelines are also subject to the requirements of the Office of Pipeline Safety of the federal Department of Transportation regulations requiring qualification of all pipeline personnel. The Operator Qualification (OQ) program required operators to develop and submit a written program. The regulations also required all pipeline operators to develop a training program for pipeline personnel and to qualify them on covered tasks at the operator's pipeline facilities. The intent of the OQ regulations is to ensure a qualified workforce by pipeline operators and contractors when performing covered tasks on the pipeline and its facilities, thereby reducing the probability and consequences of incidents caused by human error.

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

            In general, we expect our expenditures in the future to comply with higher industry and regulatory safety standards such as those described above to increase over historical levels. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will spend a total of approximately $0.2 million in 2006 and 2007 for testing and improvements under the IMP. After 2007, we expect our expenditures for IMP testing and improvements to average from $1.0 to $1.5 million per year.

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

            Partnership Status; Cash Distributions

            We are classified for federal income tax purposes as a partnership based upon our meeting certain requirements imposed by the Internal Revenue Code (the Code), which we must meet every year. The owners of common units are considered partners in the Partnership so long as they do not loan their common units to others to cover short sales or otherwise dispose of those units. Accordingly, we pay no federal income taxes, and each common unitholder is required to report on the unitholder's federal income tax return the unitholder's share of our income, gains, losses and deductions. In general, cash distributions to a common unitholder are taxable only if, and the extent that, they exceed the tax basis in the common units held.

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

      WEBSITE ACCESS TO REPORTS

            We make available free of charge on our internet website (www.genesiscrudeoil.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

      RISKS RELATED TO OUR BUSINESS

            We may not have sufficient cash from operations to pay the current level of quarterly distribution following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

            The amount of cash we distribute on our units principally depends upon margins we generate from our crude oil gathering and marketing operations, margins from the pipeline transportation operations and sales of CO(2), which will fluctuate from quarter to quarter based on, among other things:

            -     the prices at which we purchase and sell crude oil;

            -     the volumes of crude oil we transport;

            -     the volumes of CO(2) we sell;

            -     the level of our operating costs;

            -     the level of our general and administrative costs; and

            -     prevailing economic conditions.

            In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

            - the level of capital expenditures we make, including the cost of acquisitions (if any);

            -     our debt service requirements;

            -     fluctuations in our working capital;

            - restrictions on distributions contained in our debt instruments;

            - our ability to borrow under our working capital facility to pay distributions; and

            - the amount of cash reserves established by our general partner in its sole discretion in the conduct of our business.

            You should also be aware that our ability to pay distributions each quarter depends primarily on our cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and we may not make distributions during periods when we record net income.

            Our profitability and cash flow is dependent on our ability to increase or, at a minimum, maintain our current commodity -- oil, natural gas and CO(2) -- volumes, which often depends on actions and commitments by parties beyond our control.

            Our profitability and cash flow is dependent on our ability to increase or, at a minimum, maintain our current commodity--oil, natural gas and CO(2)--volumes. We access commodity volumes through two sources, producers and service providers (including gatherers, shippers, marketers and other aggregators). Depending on the needs of each customer and the market in which it operates, we can either provide a service for a fee (as in the case of our pipeline transportation operations) or we can purchase the commodity from our customer and resell it to another party (as in the case of oil marketing and CO(2) operations).

            Our source of volumes depends on successful exploration and development of additional oil and natural gas reserves by others and other matters beyond our control.

            The oil, natural gas and other products available to us are derived from reserves produced from existing wells, which reserves naturally decline over time. In order to offset this natural decline, our energy infrastructure assets must access additional reserves. Additionally, some of the projects we have planned or recently completed are dependent on reserves that we expect to be produced from newly discovered properties that producers are currently developing.

            Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital, and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. We cannot assure you that production will rise to sufficient levels to allow us to maintain or increase the commodity volumes we are experiencing.

            We face intense competition to obtain commodity volumes.

            Our competitors--gatherers, transporters, marketers, brokers and other aggregators--include independents and major integrated energy companies, as well as their marketing affiliates, who vary widely in size, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil.

            Even if reserves exist in the areas accessed by our facilities and are ultimately produced, we may not be chosen by the producers to gather, transport, store or otherwise handle any of these reserves. We compete with others for any such volumes on the basis of many factors, including:

            -     geographic proximity to the production;

            -     costs of connection;

            -     available capacity;

            -     rates; and

            -     access to markets.

            Additionally, third-party shippers do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues. In Mississippi, we are dependent on interconnections with other pipelines to provide shippers with a market for their crude oil, and in Texas, we are dependent on interconnections with other pipelines to provide shippers with transportation to our pipeline. Any reduction of throughput available to our shippers on these interconnecting pipelines as a result of testing, pipeline repair, reduced operating pressures or other causes could result in reduced throughput on our pipelines that would adversely affect our cash flows and results of operations.

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

            Fluctuations in commodity prices could adversely affect our business.

            Oil, natural gas, other petroleum product and CO(2) prices are volatile and could have an adverse effect on a portion of our profits and cash flow. Our operations are affected by price reductions. Price reductions can materially reduce the level of exploration, production and development operations, as well as pipeline and marketing volumes.

            Prices for commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.

            Our operations are dependent upon demand for crude oil by refiners in the Midwest and on the Gulf Coast.

            Any decrease in this demand for crude oil by the refineries or connecting carriers to which we deliver could adversely affect our business. Those refineries' need for crude oil also is dependent on the competition from other refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.

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

            Our indebtedness could adversely restrict our ability to operate, affect our financial condition and prevent us from fulfilling our obligations under our debt instruments and making distributions.

            We have outstanding indebtedness and the ability to incur more indebtedness. As of December 31, 2005, we had no outstanding senior secured indebtedness, however, we had approximately $85.3 million outstanding of accounts payable.

            We and all of our subsidiaries must comply with various affirmative and negative covenants contained in our credit facilities. Among other things, these covenants limit the ability of us and our subsidiaries to:

            -     incur additional indebtedness or liens;

            - make payments in respect of or redeem or acquire any debt or equity issued by us;

            -     sell assets;

            -     make loans or investments;

            -     extend credit;

            -     acquire or be acquired by other companies; and

            -     amend some of our contracts.

            The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to you. For example, they could:

            - increase our vulnerability to general adverse economic and industry conditions;

            - limit our ability to make distributions to unitholders; to fund future working capital, capital expenditures and other general partnership requirements; to engage in future acquisitions, construction or development activities; or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness;

            - limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and

            - place us at a competitive disadvantage as compared to our competitors that have less debt.

            We may incur additional indebtedness (public or private) in the future, either under our existing credit facilities, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project finance or other basis, or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing credit facility or under arrangements which may have terms and conditions at least as restrictive as those contained in our existing credit facilities. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. If an event of default occurs under our joint ventures' credit facilities, we may be required to repay amounts previously distributed to us and our subsidiaries. In addition, if there is a change of control as described in our credit facility that would be an event of default, unless our creditors agreed otherwise, under our credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.

            Our operations are subject to federal and state environmental protection and safety laws and regulations.

            Our operations are subject to the risk of incurring substantial environmental and safety related costs and liabilities. In particular, the transportation and storage of crude oil involves a risk that crude oil and related hydrocarbons may be released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages, and significant business interruption. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through increased rates or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected

            Our CO(2) operations primarily relate to our volumetric production payment interests, which are a finite resource and projected to deplete around 2016.

            The cash flow from our CO(2) operations primarily relates to our volumetric production payments, which are projected to terminate around 2016. Unless we are able to obtain a replacement supply of CO(2) and enter into sales arrangements that generate substantially similar economics, our cash flow could decline significantly around 2016.

            Our CO(2) operations are exposed to risks related to Denbury's operation of their CO(2) fields, equipment and pipeline.

            Because Denbury Resources produces the CO(2) and transports the CO(2) to our customers, any major failure of its operations could have an impact on our ability to meet our obligations to our CO(2) customers. We have no other supply of CO(2) or method to transport it to our customers.

            The CO(2) supplied by Denbury Resources to us for our sale to our customers could fail to meet the quality standards in the contracts due to impurities or water vapor content. If the CO(2) were below specifications, we could be contractually obligated to provide compensation to our customers for the costs incurred in raising the CO(2) quality to serviceable levels required by our contracts.

            Fluctuations in demand for CO(2) by our industrial customers could materially impact our profitability.

            Our customers are not obligated to purchase volumes in excess of specified minimum amounts in our contracts. As a result, fluctuations in our customers' demand due to market forces or operational problems could result in a reduction in our revenues from our sales of CO(2).

            Our wholesale CO(2) industrial operations are dependent on five customers.

            If one or more of those customers experience financial difficulties such that they fail to purchase their required minimum take-or-pay volumes, our cash flows could be adversely affected. We believe these five customers are credit worthy, but we cannot assure you that an unanticipated deterioration in their ability to meet their obligations to us might not occur.

            We may not be able to fully execute our growth strategy if we encounter tight capital markets or increased competition for qualified assets.

            Our strategy contemplates substantial growth through the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating, additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, expand our role in the energy infrastructure business, and increase our market position and, ultimately, increase distributions to unitholders.

            We will need new capital to finance the future development and acquisition of assets and businesses. Limitations on our access to capital will impair our ability to execute this strategy. Expensive capital will limit our ability to develop or acquire accretive assets. Although we intend to continue to expand our business, this strategy may require substantial capital, and we may not be able to raise the necessary funds on satisfactory terms, if at all.

            In addition, we are experiencing increased competition for the assets we purchase or contemplate purchasing. Increased competition for a limited pool of assets could result in our not being the successful bidder more often or our acquiring assets at a higher relative price than that which we have paid historically. Either occurrence would limit our ability to fully execute our growth strategy. Our ability to execute our growth strategy may impact the market price of our securities.

            Our growth strategy may adversely affect our results of operations if we do not successfully integrate the businesses that we acquire or if we substantially increase our indebtedness and contingent liabilities to make acquisitions.

            We may be unable to integrate successfully businesses we acquire. We may incur substantial expenses, delays or other problems in connection with our growth strategy that could negatively impact our results of operations. Moreover, acquisitions and business expansions involve numerous risks, including:

            - difficulties in the assimilation of the operations, technologies, services and products of the acquired companies or business segments;

            - inefficiencies and complexities that can arise because of unfamiliarity with new assets and the businesses associated with them, including unfamiliarity with their markets; and

            - diversion of the attention of management and other personnel from day-to-day business to the development or acquisition of new businesses and other business opportunities.

            If consummated, any acquisition or investment also likely would result in the incurrence of indebtedness and contingent liabilities and an increase in interest expense and depreciation, depletion and amortization expenses. A substantial increase in our indebtedness and contingent liabilities could have a material adverse effect on our business, as discussed above.

            Our actual construction, development and acquisition costs could exceed our forecast, and our cash flow from construction and development projects may not be immediate.

            Our forecast contemplates significant expenditures for the development, construction or other acquisition of energy infrastructure assets, including some construction and development projects with technological challenges. We may not be able to complete our projects at the costs currently estimated. If we experience material cost overruns, we will have to finance these overruns using one or more of the following methods:

            -     using cash from operations;

            -     delaying other planned projects;

            -     incurring additional indebtedness; or

            -     issuing additional debt or equity.

            Any or all of these methods may not be available when needed or may adversely affect our future results of operations.

            Fluctuations in interest rates could adversely affect our business.

            In addition to our exposure to commodity prices, we also have exposure to movements in interest rates. The interest rates on our credit facility are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases or decreases in interest rates.

            Our use of derivative financial instruments could result in financial losses.

            We use financial derivative instruments and other hedging mechanisms from time to time to limit a portion of the adverse effects resulting from changes in commodity prices, although there are times when we do not have any hedging mechanisms in place. To the extent we hedge our commodity price exposure, we forego the benefits we would otherwise experience if commodity prices were to increase. In addition, we could experience losses resulting from our hedging and other derivative positions. Such losses could occur under various circumstances, including if our counterparty does not perform its obligations under the hedge arrangement, our hedge is imperfect, or our hedging policies and procedures are not followed.

            A natural disaster, catastrophe or other interruption event involving us could result in severe personal injury, property damage and environmental damage, which could curtail our operations and otherwise adversely affect our assets and cash flow.

            Some of our operations involve risks of severe personal injury, property damage and environmental damage, any of which could curtail our operations and otherwise expose us to liability and adversely affect our cash flow. Virtually all of our operations are exposed to the elements, including hurricanes, tornadoes, storms, floods and earthquakes.

            If one or more facilities that are owned by us or that connect to us is damaged or otherwise affected by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the fees generated by our energy infrastructure assets, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying our interest obligations as well as unitholder distributions and, accordingly, adversely impact the market price of our securities. Additionally, the proceeds of any property insurance maintained by us may not be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur, and we may not be able to renew it or obtain other desirable insurance on commercially reasonable terms, if at all.

            FERC regulation and a changing regulatory environment could affect our cash flow.

            The FERC extensively regulates certain of our energy infrastructure assets engaged in interstate operations. Our intrastate pipeline operations are regulated by state agencies. This regulation extends to such matters as:

            -     rate structures;

            -     rates of return on equity;

            -     recovery of costs;

            - the services that our regulated assets are permitted to perform;

            -     the acquisition, construction and disposition of assets; and

            - to an extent, the level of competition in that regulated industry.

            Given the extent of this regulation, the extensive changes in FERC policy over the last several years, the evolving nature of federal and state regulation and the possibility for additional changes, the current regulatory regime may change and affect our financial position, results of operations or cash flows.

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

            Denbury is the only shipper (other than us) on our Mississippi
System.

            Denbury Resources is our only customer on the Mississippi System. This relationship may subject our operations to increased risks. Any adverse developments concerning Denbury Resources could have a material adverse effect on our Mississippi System business. Neither our partnership agreement nor any other agreement requires Denbury Resources to pursue a business strategy that favors us or utilizes our Mississippi System. Denbury Resources may compete with us and may manage their assets in a manner that could adversely affect our Mississippi System business.

            We cannot cause our joint venture to take or not to take certain actions unless some or all of the joint venture participants agree.

            Due to the nature of joint ventures, each participant (including us) in our joint venture, T & P Syngas Supply Company, has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features include a corporate governance structure that consists of a management committee composed of four members, only two of which are appointed by us. In addition, Praxair, the other 50% owner, operates the joint venture facilities. Thus, without the concurrence of the other joint venture participant, we cannot cause our joint venture to take or not to take certain actions, even though those actions may be in the best interest of the joint venture or us. As of December 31, 2005, our aggregate investment in T & P Syngas Supply Company totaled $13.0 million.

            Our syngas operations are dependent on one customer.

            Our syngas joint venture has dedicated 100% of its syngas processing capacity to one customer pursuant to a processing contract. The contract term expires in 2016, unless our customer elects to extend the contract for two additional five year terms. If our customer reduces or discontinues its business with us, or if we are not able to successfully negotiate a replacement contract with our sole customer after the expiration of such contract, or if the replacement contract is on less favorable terms, the effect on us will be adverse. In addition, if our sole customer for syngas processing were to experience financial difficulties such that it failed to provide volumes to process, our cash flow from the syngas joint venture could be adversely affected. We believe this customer is creditworthy, but we cannot assure you that unanticipated deterioration of their abilities to meet their obligations to the syngas joint venture might not occur.

      RISKS RELATED TO OUR PARTNERSHIP STRUCTURE

            Denbury and its affiliates have conflicts of interest with us and limited fiduciary responsibilities, which may permit them to favor their own interests to your detriment.

            Denbury Resources indirectly owns and controls our general partner. Conflicts of interest may arise between Denbury Resources and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interest and the interest of its affiliates or others over the interest of our unitholders. These conflicts include, among others, the following situations:

            - neither our partnership agreement nor any other agreement requires Denbury Resources to pursue a business strategy that favors us or utilizes our assets. Denbury Resources' directors and officers have a fiduciary duty to make these decisions in the best interest of the stockholders of Denbury Resources;

            - Denbury Resources may compete with us. Denbury Resources owns the largest reserves of CO(2) used for tertiary oil recovery east of the Mississippi River and may manage these reserves in a manner that could adversely affect our CO(2) business;

            - our general partner is allowed to take into account the interest of parties other than us, such as Denbury Resources, in resolving conflicts of interest;

            - our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

            - our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, including for incentive distributions, issuance of additional partnership securities, reimbursements and enforcement of obligations to the general partner and its affiliates, retention of counsel, accountants and service providers, and cash reserves, each of which can also affect the amount of cash that is distributed to our unitholders;

            - our general partner determines which costs incurred by it and its affiliates are reimbursable by us and the reimbursement of these costs and of any services provided by our general partner could adversely affect our ability to pay cash distributions to our unitholders;

            - our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;

            - our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

            - in some instances, our general partner may cause us to borrow funds in order to permit the payment of distributions even if the purpose or effect of the borrowing is to make incentive distributions.

            We expect to continue to enter into substantial transactions and other activities with Denbury Resources and its subsidiaries because of the businesses and areas in which we and Denbury Resources currently operate, as well as those in which we plan to operate in the future. Some more recent transactions in which we, on the one hand, and Denbury Resources and its subsidiaries, on the other hand, had a conflict of interest include:

            -     transportation services

            -     pipeline monitoring services; and

            -     CO(2) volumetric production payment.

            In addition, Denbury Resources' beneficial ownership interest in our outstanding partnership interests could have a substantial effect on the outcome of some actions requiring partner approval. Accordingly, subject to legal requirements, Denbury Resources makes the final determination regarding how any particular conflict of interest is resolved.

            Even if unitholders are dissatisfied, they cannot easily remove our general partner.

            Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business.

            Unitholders did not elect our general partner or its board of directors and will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by the stockholders of our general partner. In addition, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partners. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

            The vote of the holders of at least a majority of all outstanding units (excluding any units held by our general partner and its affiliates) is required to remove the general partner without cause, as defined in the partnership agreement. If our general partner is removed without cause, (i) Denbury Resources will have the option to acquire a substantial portion of our Mississippi pipeline system at 110% of its then fair market value, and (ii) our general partner will have the option to convert its interest in us (other than its common units) into common units or to require our replacement general partner to purchase such interest for cash at its then fair market value. In addition, unitholders' voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner of direction of management.

            As a result of these provisions, the price at which our common units trade may be lower because of the absence or reduction of a takeover premium.

            The control of our general partner may be transferred to a third party without unitholder consent, which could affect our strategic direction and liquidity.

            Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the owner of our general partner from transferring its ownership interest in the general partner to a third party. The new owner of the general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and to control the decisions taken by the board of directors and officers.

            In addition, unless our creditors agreed otherwise, we would be required to repay the amounts outstanding under our credit facilities upon the occurrence of any change of control described therein. We may not have sufficient funds available or be permitted by our other debt instruments to fulfill these obligations upon such occurrence. A change of control could have other consequences to us depending on the agreements and other arrangements we have in place from time to time, including employment compensation arrangements.

            Our general partner and its affiliates may sell units or other limited partner interests in the trading market, which could reduce the market price of common units.

            As of December 31, 2005, our general partner and its affiliates own 1,019,441 (approximately 7%) of our common units. In the future, they may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, the sale could reduce the market price of common units. Our partnership agreement, and other agreements to which we are party, allow our general partner and certain of its subsidiaries to cause us to register for sale the partnership interests held by such persons, including common units. These registration rights allow our general partner and its subsidiaries to request registration of those partnership interests and to include any of those securities in a registration of other capital securities by us.

            Our general partner has anti-dilution rights.

            Whenever we issue equity securities to any person other than our general partner and its affiliates, our general partner and its affiliates have the right to purchase an additional amount of those equity securities on the same terms as they are issued to the other purchasers. This allows our general partner and its affiliates to maintain their percentage partnership interest in us. No other unitholder has a similar right. Therefore, only our general partner may protect itself against dilution caused by the issuance of additional equity securities.

            Due to our significant relationships with Denbury, adverse developments concerning Denbury could adversely affect us, even if we have not suffered any similar developments.

            Through its subsidiaries, Denbury Resources owns 100 percent of our general partner and has historically, with its affiliates, employed the personnel who operate our businesses. Denbury Resources is a significant stakeholder in our limited partner interests, and as with many other energy companies, is a significant customer of ours.

            We may issue additional common units without unitholders' approval, which would dilute their ownership interests.

            We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders.

            The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

            - our unitholders' proportionate ownership interest in us will decrease;

            - the amount of cash available for distribution on each unit may decrease;

            - the relative voting strength of each previously outstanding unit may be diminished; and

            -     the market price of our common units may decline.

            Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

            If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units.

            The interruption of distributions to us from our subsidiaries and joint ventures may affect our ability to make payments on indebtedness or cash distributions to our unitholders.

            We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. Distributions from our joint ventures are subject to the discretion of their respective management committees. Further, each joint venture's charter documents typically vest in its management committee sole discretion regarding distributions. Accordingly, our joint ventures may not continue to make distributions to us at current levels or at all.

            We do not have the same flexibility as other types of organizations to accumulate cash and equity to protect against illiquidity in the future.

            Unlike a corporation, our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash reduced by any amounts reserved for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units and other limited partner interests will decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue more equity to recapitalize.

      TAX RISKS TO COMMON UNITHOLDERS

            The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.

            The after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

            If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you may be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. If we were treated as a corporation, there would be a material reduction in the after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

            Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

            A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will be borne by our unitholders and our general partner.

            We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we take. A court may not agree with some or all of our counsel's conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, and these costs will reduce our cash available for distribution.

            Our unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

            You will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even the tax liability that results from that income.

            Tax gain or loss on disposition of common units could be different than expected.

            If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

            Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

            Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds) and non U.S. persons raises issues unique to them. For example, a significant amount of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, may be unrelated business taxable income and will be taxable to such a unitholder. Recent legislation treats net income derived from the ownership of certain publicly traded partnerships (including us) as qualifying income to a regulated investment company. However, this legislation is only effective for taxable years beginning after October 22, 2004, the date of enactment. For taxable years beginning prior to the date of enactment, very little of our income will be qualifying income to a regulated investment company. Distributions to non-U.S. persons will be reduced by withholding tax at the highest effective tax rate applicable to individuals, and non U.S. unitholders will be required to file federal income tax returns and pay tax on their share of our taxable income.

            We are registered as a tax shelter. This may increase the risk of an IRS audit of us or our unitholders.

            We are registered with the IRS as a "tax shelter." Our tax shelter registration number is 97043000153. The federal income tax laws require that some types of entities, including some partnerships, register as tax shelters in response to the perception that they claim tax benefits that may be unwarranted. As a result, we may be audited by the IRS and tax adjustments may be made. Any unitholder owning less than a 1% profit interest in us has very limited rights to participate in the income tax audit process. Further, any adjustments in our tax returns will lead to adjustments in your tax returns and may lead to audits of your tax returns and adjustments of items unrelated to us. You would bear the cost of any expense incurred in connection with an examination of your tax return.

            We will treat each purchaser of common units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

            Because we cannot match transferors and transferees of common units, we adopt depreciation and amortization positions that may not conform with all aspects of applicable Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a common unitholder. It also could affect the timing of these tax benefits or the amount of gain from a sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to the common unitholder's tax returns.

            Our unitholders will likely be subject to state and local taxes in states where they do not live as a result of an investment in units.

            In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets and do business in Texas, Louisiana, Mississippi, Alabama, Florida, and Oklahoma. Louisiana, Mississippi, Alabama, Florida, and Oklahoma currently impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      None.

ITEM 3.  LEGAL PROCEEDINGS

      We are involved from time to time in various claims, lawsuits and administrative proceedings incidental to our business. In our opinion, the ultimate outcome, if any, of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. (See Note 18. Commitments and Contingencies.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common units are listed on the American Stock Exchange under the symbol "GEL". The following table sets forth, for the periods indicated, the high and low sale prices per common unit and the amount of cash distributions paid per common unit.

                                                        Price Range
                                               ------------------------       Cash
                                                  High          Low       Distributions(1)
                                               ----------   -----------   -------------
2006
First Quarter (through March 1, 2006)......     $   12.85    $   11.25      $    0.17

2005
First Quarter..............................     $   12.60    $    8.50      $    0.15
Second Quarter.............................     $   10.00    $    8.25      $    0.15
Third Quarter..............................     $   12.15    $    9.22      $    0.15
Fourth Quarter.............................     $   12.00    $    9.61      $    0.16
2004
First Quarter..............................     $   12.65    $    9.65      $    0.15
Second Quarter.............................     $   13.19    $    8.80      $    0.15
Third Quarter..............................     $   12.50    $   10.66      $    0.15
Fourth Quarter.............................     $   12.80    $   11.30      $    0.15

------------
(1) Cash distributions are shown in the quarter paid and are based on the prior quarter's activities.

      At December 31, 2005, there were 13,784,441 common units outstanding, including 1,019,441 common units held by our general partner. As of December 31, 2005, there were approximately 6,100 record holders of our common units, which include holders who own units through their brokers "in street name."

      We distribute all of our available cash, as defined in our partnership agreement, within 45 days after the end of each quarter to Unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements, adjusted for net changes to cash reserves. Cash reserves are the amounts deemed necessary or appropriate, in the reasonable discretion of our general partner, to provide for the proper conduct of our business or to comply with applicable law, any of our debt instruments or other agreements. The full definition of available cash is set forth in our partnership agreement and amendments thereto, which is filed as an exhibit to this Form 10-K.

      In addition to its 2% general partner interest, our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

      Recent Sales of Unregistered Securities. On December 13, 2005, we sold 330,630 common units to our general partner for $3.3 million in a private transaction that was exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof. This sale, made concurrently with a public offering, was made pursuant to our general partner's preemptive rights under Section 5.6 of our partnership agreement.

ITEM 6.  SELECTED FINANCIAL DATA

      The table below includes selected financial data for the Partnership for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 (in thousands, except per unit and volume data).

                                                                                   Year Ended December 31,
                                                             -----------------------------------------------------------------
                                                                2005         2004          2003         2002          2001
                                                             -----------  -----------   -----------  -----------   -----------
INCOME STATEMENT DATA:
Revenues:
    Crude oil gathering & marketing ........................ $ 1,038,549  $   901,902   $   641,684  $   639,143(1)$ 3,001,632
    Pipeline transportation, including natural gas sales ...      28,888       16,680        15,134       13,485         9,948
    CO(2) marketing ........................................      11,302        8,561         1,079            -             -
                                                             -----------  -----------   -----------  -----------   -----------
      Total revenues .......................................   1,078,739      927,143       657,897      652,628     3,011,580
Costs and expenses:
    Crude oil and field operating ..........................   1,034,888      897,868       633,776      629,245(1)  2,990,223
    Pipeline transportation, including natural gas
      purchases ............................................      19,084        8,137        10,026        8,076         7,038
    CO(2) marketing transportation costs ...................       3,649        2,799           355            -             -
    General and administrative expenses ....................       9,656       11,031         8,768        7,864        11,307
    Depreciation and amortization ..........................       6,721        7,298(2)      4,641        4,603        14,929(2)
    Loss (gain) from sales of surplus assets ...............        (479)          33          (236)        (705)         (167)
    Other operating charges ................................           -            -             -        1,500         1,500
                                                             -----------  -----------   -----------  -----------   -----------
      Total costs and expenses .............................   1,073,519      927,166       657,330      650,583     3,024,830
                                                             -----------  -----------   -----------  -----------   -----------
Operating income (loss) from continuing operations .........       5,220          (23)          567        2,045       (13,250)
Earnings from equity in joint venture ......................         501            -             -            -             -
Interest expense, net ......................................      (2,032)        (926)         (986)      (1,035)         (527)
Minority interests effects .................................           -            -             -            -             1
                                                             -----------  -----------   -----------  -----------   -----------
Income (loss) in continuing operations before cumulative
      effect of change in accounting principle .............       3,689         (949)         (419)       1,010       (13,776)
Income (loss) from discontinued operations .................         312         (463)       13,741        4,082       (30,303)(2)
Cumulative effect of change in accounting principle ........        (586)           -             -            -           467
                                                             -----------  -----------   -----------  -----------   -----------
Net income (loss) .......................................... $     3,415  $    (1,412)  $    13,322  $     5,092   $   (43,612)
                                                             ===========  ===========   ===========  ===========   ===========
Net income (loss) per common unit-basic and diluted:
    Continuing operations .................................. $      0.38  $     (0.10)  $     (0.05) $      0.12   $     (1.57)
    Discontinued operations ................................        0.03        (0.05)         1.55         0.46         (3.44)
    Cumulative effect of change in accounting
      principle ............................................       (0.06)           -             -            -          0.05
                                                             -----------  -----------   -----------  -----------   -----------
    Net income (loss) ...................................... $      0.35  $     (0.15)  $      1.50  $      0,58   $     (4.96)
                                                             ===========  ===========   ===========  ===========   ===========

Cash distributions per common unit: ........................ $      0.61  $      0.60   $      0.15  $      0.20   $      0.80

BALANCE SHEET DATA (AT END OF PERIOD):
Current assets ............................................. $    90,449  $    77,396   $    88,211  $    92,830   $   182,100
Total assets ...............................................     181,777      143,154       147,115      137,537       230,113
Long-term liabilities ......................................         955       15,460         7,000        5,500        13,900
Minority interests .........................................         522          517           517          515           515
Partners' capital ..........................................      87,689       45,239        52,354       35,302        32,009

                                                           Year Ended December 31,
                                            -----------------------------------------------------
                                              2005       2004       2003        2002       2001
                                            --------   --------   --------    --------   --------
OTHER DATA:
Maintenance capital expenditures(3) .....   $  1,543   $    939   $  4,178    $  4,211   $  1,882
Volumes-continuing operations:
    Crude oil pipeline (bpd) ............     61,296     63,441     66,959      71,870     80,408
    CO(2) sales (Mcf per day) ...........     56,823     45,312     36,332(4)        -          -
    Crude oil gathering and marketing:
      Wellhead (bpd) ....................     39,194     45,919     45,015      47,819     67,373
      Total (bpd) .......................     52,943     60,419     56,805      73,429(1) 320,532

----------
(1) At the end of 2001, we changed our business model to substantially eliminate bulk and exchange transactions due to relatively low margins and high credit requirements.

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

      The table below summarizes our unaudited quarterly financial data for 2005 and 2004 (in thousands, except per unit data).

                                                                          2005 Quarters
                                                          ---------------------------------------------
                                                            First      Second       Third      Fourth
                                                          ---------   ---------   ---------   ---------
Revenues - continuing operations ......................   $ 256,600   $ 257,144   $ 300,577   $ 264,418
Operating income (loss) - continuing operations .......   $   2,843   $   1,006   $    (109)  $   1,480
Income (loss) from continuing operations ..............       2,488         752        (641)      1,090
Income (loss) from discontinued operations ............         282          (9)         45          (6)
Cumulative effect adjustment ..........................           -           -           -        (586)
Net income (loss) .....................................   $   2,770   $     743   $    (596)  $     498
Net income (loss) per common unit-basic and diluted ...   $    0.29   $    0.08   $   (0.06)  $    0.05

                                                                          2004 Quarters
                                                         ------------------------------------------------
                                                           First       Second        Third       Fourth
                                                         ---------    ---------    ---------    ---------
Revenues - continuing operations .....................   $ 198,912    $ 232,107    $ 250,736    $ 245,388
Operating (loss) income - continuing operations ......   $    (612)   $   1,488    $    (156)   $    (743)
(Loss) income from continuing operations .............        (782)       1,160         (359)        (968)
Loss from discontinued operations ....................        (223)         (61)         (35)        (144)
Net (loss) income ....................................   $  (1,005)   $   1,099    $    (394)   $  (1,112)
Net (loss) income per common unit-basic and diluted...   $   (0.11)   $    0.12    $   (0.04)   $   (0.12)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Included in Management's Discussion and Analysis are the following sections:

-     Overview of 2005

-     Acquisitions in 2005

-     Critical Accounting Policies

-     Results of Operations

-     Liquidity and Capital Resources

-     Commitments and Off-Balance Sheet Arrangements

-     Other Matters

-     New Accounting Pronouncements

      In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are segment margin and Available Cash before Reserves. Our profitability depends to a significant extent upon our ability to maximize segment margin. Segment margin is calculated as revenues less cost of sales and operating expense, and does not include depreciation and amortization. Segment margin also includes our equity in the operating income of joint ventures. A reconciliation of segment margin to income from continuing operations is included in our segment disclosures in Note 10 to the consolidated financial statements. Available Cash before Reserves is a non-GAAP liquidity measure calculated as net income with several adjustments, the most significant of which are the elimination of gains and losses on asset sales, except those from the sale of surplus assets, the addition of non-cash expenses such as depreciation, the replacement with the amount recognized as our equity in the income of joint ventures with the available cash generated from those ventures, and the subtraction of maintenance capital expenditures, which are expenditures to sustain existing cash flows but not to provide new sources of revenues. For additional information on Available Cash before Reserves and a reconciliation of this measure to cash flows from operations, see "Liquidity and Capital Resources
- Non-GAAP Financial Measure" below.

      OVERVIEW OF 2005

            We conduct our business through three segments - pipeline transportation (primarily of crude oil), crude oil gathering and marketing, and industrial gases. We have a diverse portfolio of customers and assets, including pipeline transportation of primarily crude oil and, to a lesser extent, natural gas and carbon dioxide (CO(2)) in the Gulf Coast region of the United Sates. In conjunction with our crude oil pipeline transportation operations, we operate a crude oil gathering and marketing business, which (among other things) helps ensure a base supply of crude oil for our pipelines. We participate in industrial gas activities, including a CO(2) supply business, which is associated with the CO(2) tertiary oil recovery process being used in Mississippi by an affiliate of our general partner. We generate revenues by selling crude oil and industrial gases and by charging fees for the transportation of crude oil, natural gas and CO(2) on our pipelines, and through our joint venture in T&P Syngas Supply Company, fees for services to produce syngas for our customer from the customer's raw materials. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil, the costs of transporting the crude oil, natural gas and CO(2) to the customer, and the costs of operating our assets. We also report our share of the earnings of our joint venture, T&P Syngas in which we acquired a 50% interest on April 1, 2005.

            Our objective is to operate as a growth-oriented midstream MLP with a focus on increasing cash flow, earnings and return to our unitholders by becoming one of the leading providers of pipeline transportation, crude oil gathering and marketing and industrial gas services in the regions in which we operate. Increases in cash flow generally result in increases in Available Cash before Reserves, which we distribute quarterly to our unitholders. During 2005, we generated $11.1 million of Available Cash before Reserves, and distributed $5.8 million to our unitholders. During 2005, cash provided by operations was $9.5 million.

            In 2005, we generated net income and earnings per limited partner of $3.4 million and $0.35 per unit. The results for 2005 include increased segment margin from our pipeline transportation and significant contributions from asset acquisitions in the industrial gases segment. We also disposed of idle assets. Fluctuations in our unit price decreased our general and administrative expenses as we recognized a credit related to our stock appreciation rights plan.

            In December 2005, we raised equity capital in connection with a public offering of newly issued limited partner units. The public acquired 4,140,000 of units and our general partner acquired 330,630 units to maintain its proportionate ownership interest in us. This offering of limited partner units provided us with net proceeds of $44.8 million, with $1.0 million being contributed by our general partner to maintain its 2% general partner interest. The proceeds of this offering were used to temporarily reduce our outstanding debt under our revolving credit facility at December 31, 2005.

            We increased our cash distribution by $0.01 to $0.16 per unit for the third quarter of 2005 (which was paid in November 2005) and increased our cash distribution again to $0.17 per unit for the fourth quarter of 2005. This distribution was paid in February 2006. This distribution represented a 13.3% increase from our distribution of $0.15 per unit for the fourth quarter of 2004.

      ACQUISITIONS IN 2005

      Acquisition of Syngas Joint Venture

            On April 1, 2005, we acquired a 50% interest in T&P Syngas Supply Company (T&P Syngas) for $13.4 million. We acquired our interest from TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc. Praxair Hydrogen Supply, Inc. (Praxair) owns the other 50% interest in the partnership. We financed our T&P Syngas interest acquisition with proceeds from our credit facility.

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

            T&P Syngas is managed by a management committee consisting of two representatives each from Praxair and us. The T&P Syngas management committee has an approved resolution that provides that cash distributions will be paid quarterly to the partners. In 2005, we received distributions totaling $0.8 million and we received a distribution in February 2006 of $0.2 million. We expect our investment in T&P Syngas to provide another source of stable, long-term cash flow and additional balance to our business.

      Acquisition of CO(2) Assets

            On October 11, 2005, we acquired two long-term CO(2) sales contracts with industrial customers, along with the 80.0 Bcf of CO(2) in the form of VPPs necessary to satisfy substantially all of our expected obligations under those contracts, from Denbury for $14.4 million in cash. We funded this acquisition with borrowings under our credit facility. This acquisition further diversified our asset base and provides a stable, long-term source of cash flow to us. Since 2003, we have acquired seven long-term CO(2) sales contracts, along with three VPPs representing in the aggregate 280.0 Bcf of CO(2) from Denbury for a total of $43.1 million in cash.

            In accordance with our procedures for evaluating and valuing material acquisitions with Denbury, our Special Conflicts Committee of our Board of Directors engaged independent financial and legal advisors and obtained a fairness opinion from the independent financial advisor regarding the acquisition of the third volumetric production payment. The opinion we received stated the transaction was fair to our unitholders. See "Certain Relationships and related Transactions" for a description of our affiliate transaction procedures.

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

            Asset Retirement Obligations

            Some of our assets, primarily related to our pipeline operations segment, have obligations regarding removal and restoration activities when the asset is abandoned. Additionally, we generally have obligations to remove crude oil injection stations located on leased sites. We estimate the fair values of these obligations based on current costs, inflation estimates and other factors in order to record the liabilities. We also must estimate the ultimate timing of the performance of these liabilities in determining the fair value of the obligations. We revise these estimates as information becomes available that affects the assumptions we made.

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

            We have recorded an estimate for the additional costs of $0.4 million expected to be incurred to complete the remediation of the site of the Mississippi crude oil pipeline spill. We based this estimate upon expectations of the additional work to be performed to meet regulatory requirements and restore the site. Because the costs of remediation and restoration for this spill are expected to be covered by insurance, we recorded a receivable from the insurers for a similar amount.

            We are currently conducting remediation of subsurface soil and groundwater hydrocarbon contamination at the former Jay Trucking Facility. The estimated remediation and related costs are $1.3 million, which we expect to share with other responsible parties. In 2005, we recorded a liability of $0.5 million as our estimated share of this liability. We currently have no reason to believe that this remediation will have a material financial effect on our financial position, results of operation, or cash flows.

            We believe our estimates for contingent liabilities are reasonable, but we cannot assure you that actual amounts will not vary from estimated amounts.

      RESULTS OF OPERATIONS

      PIPELINE TRANSPORTATION SEGMENT

            We operate three common carrier crude oil pipeline systems in a four state area. We refer to these pipelines as our Mississippi System, Jay System and Texas System. Volumes shipped on these systems for the last three years are as follows (barrels per day):

Pipeline System    2005     2004     2003
---------------   ------   ------   ------
Mississippi       16,021   12,589    8,443
Jay               13,725   14,440   15,128
Texas             31,550   36,413   43,388

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

            Denbury is the largest producer (based on average barrels produced per day) of crude oil in the State of Mississippi. Our Mississippi System is adjacent to several of Denbury's existing and prospective oil fields. Our Mississippi System is adjacent to several of Denbury's existing and prospective oil fields. As Denbury continues to acquire and develop old oil fields using CO(2)based tertiary recovery operations, Denbury expects to add crude oil gathering and CO(2) supply infrastructure to these fields..

            Beginning in September 2004, Denbury became a shipper on the Mississippi System, under an incentive tariff, designed to encourage shippers to increase volumes shipped on the pipeline. Prior to this point, Denbury sold its production to us before it entered the pipeline.

            In the fourth quarter of 2004, we constructed two segments of crude oil pipeline to connect producing fields operated by Denbury to our Mississippi System. One of these segments was placed in service in 2004 and the other began operations in the first quarter of 2005. Denbury pays us a minimum payment each month for the right to use these pipeline segments. We account for these arrangements as direct financing leases.

            The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Throughput has declined from an annual average of 15,128 barrels per day in 2003, to 14,440 barrels per day in 2004, and to 13,725 barrels per day in 2005, although part of the decline in 2004 and 2005 can be attributed to hurricanes that passed near the panhandle of Florida. While our facilities experienced minimal damage from the storms, power outages in the area shut down our crude oil pipeline transportation operations for several days.

            New production in the area surrounding the Jay System has offset some of the declining production curves of the older producing fields in the area, however we do not know if this new production will be sufficient to continue to offset declining production from existing wells in the area. One of the larger older fields has been unable to return to its production levels before the hurricanes of 2005. We do not know if they will be successful in returning to those levels.

            Should the production surrounding the Jay System decline such that it becomes uneconomical to continue to operate the pipeline in crude oil service, we believe that the best use of the Jay System may be to convert it to natural gas service. We continue to review opportunities to effect such a conversion. Part of the process will involve finding alternative methods for us to continue to provide crude oil transportation services in the area. While we believe this initiative has long-term potential, it is not expected to have a substantial impact on us during 2006 or 2007.

            Volumes on our Texas System averaged 31,550 barrels per day during 2005. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. Under the terms of our 2003 sale of portions of the Texas System to TEPPCO, we had a joint tariff with TEPPCO through October 2004 under which we earned $0.40 per barrel on the majority of the barrels we deliver to the shipper's facilities. This tariff declined to $0.20 per barrel in November 2004. Substantially all of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

            Our Texas System is dependent on the connecting carriers for supply, and on the two refineries for demand for our services. Volumes on the Texas System have declined since the sale to TEPPCO as a result of changes in the supply available for the two refineries to acquire and ship on our pipeline and changes TEPPCO made to the operations of the pipeline segments it acquired from us. We lease tankage in Webster on the Texas System of approximately 165,000 barrels. We have a tank rental reimbursement agreement effective January 1, 2005 with the primary shipper on our Texas System to reimburse us for the expense of leasing of that storage capacity. Volumes on the Texas System may continue to fluctuate as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

            We operate a CO(2) pipeline in Mississippi to transport CO(2) from Denbury's main CO(2) pipeline to Brookhaven oil field. Denbury has the exclusive right to use this CO(2) pipeline. This arrangement has been accounted for as a direct financing lease.

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

            Operating results from continuing operations for our pipeline transportation segment were as follows.

                                                                         Years Ended December 31,
                                                                     --------------------------------
                                                                       2005        2004        2003
                                                                     --------    --------    --------
                                                                              (in thousands)
Crude oil tariffs and revenues from direct financing leases of
     crude oil pipelines .........................................   $ 13,490    $ 13,048    $ 12,868
Sales of crude oil pipeline loss allowance volumes ...............      4,672       3,475       2,266
Revenues from direct financing leases of CO(2) pipelines .........        359          25           -
Tank rental reimbursements and other miscellaneous revenues ......        566         132           -
                                                                     --------    --------    --------
Total revenues from crude oil and CO(2) tariffs, including
     revenues from direct financing leases .......................     19,087      16,680      15,134
Revenues from natural gas tariffs and sales ......................      9,801           -           -
Natural gas purchases ............................................     (9,343)          -           -
Pipeline operating costs .........................................     (9,741)     (8,137)    (10,026)
                                                                     --------    --------    --------
      Segment margin .............................................   $  9,804    $  8,543    $  5,108
                                                                     ========    ========    ========

Volumes per day from continuing operations:
      Crude oil pipeline - barrels ...............................     61,296      63,441      66,959

            Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

            Pipeline segment margin increased $1.3 million, or 15%, for 2005, as compared to 2004. Revenues from crude oil and CO(2) tariffs and related sources added $2.4 million of the increase for the period and $0.5 million of the increase resulted from net profit from natural gas transportation and sales. Pipeline operating cost increases offset $1.6 million of the revenue increases.

            Crude oil and CO(2) tariff revenues increased $0.8 million in 2005 compared to the prior year period due to the combination of higher tariffs and higher volumes on the systems with higher per barrel tariffs. Volumes on our pipelines were affected briefly by hurricanes in both periods. The effects of lower tariffs and volumes on the Texas System were generally offset by increased volumes and tariffs on the Mississippi System.

            Higher market prices for crude oil added $1.2 million to pipeline loss allowance revenues. The CO(2) pipeline did not exist until December 2004, and the natural gas gathering pipelines were acquired in the first quarter of 2005.

            Operating costs increased $1.6 million. In 2004, as well as in 2005, we incurred costs for regulatory testing and repairs resulting from that testing. Those costs were approximately $0.6 million greater in 2005. Operational costs for personnel, contract services, liability insurance and equipment maintenance accounted for most of the remaining increase.

            Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

            In 2004, pipeline segment margin increased $3.4 million, or 67%, as compared to 2003. A decrease in operating costs was a large part of this improvement. Total revenues from crude oil and CO(2) tariffs and related sources also increased, contributing $1.5 million of the total increase.

            Crude oil and CO(2) tariff revenues increased $0.2 million, with higher tariff rates offsetting decreases in volumes. Pipeline loss allowance revenues benefited from higher market sales prices for crude oil.

            Operating costs declined $1.9 million from the 2003 level. In 2003, we recorded a charge of $0.7 million for an accrual for the removal of an abandoned offshore pipeline. In 2004, we received permission to abandon the pipeline in place. As a result we reversed $0.1 million of the amounts previously accrued. The charges and reversal resulted in a change of $0.8 million in pipeline operating costs between the periods. Additionally, repairs, right-of-way maintenance and regulatory testing and compliance expenses in the 2004 period were $0.9 million less than in 2003. Changes in other operating costs resulted in another $0.2 million of decreased costs.

      INDUSTRIAL GASES SEGMENT

            Our industrial gases segment includes the results of our CO(2) sales to industrial customers and our share of the operating income of our 50% partnership interest in T&P Syngas.

            CO(2)

            We supply CO(2) to industrial customers under seven long-term CO(2) sales contracts. We acquired those contracts, as well as the CO(2) necessary to satisfy substantially all of our expected obligations under those contracts, in three separate transactions with Denbury. Since 2003, we have purchased those contracts, along with three VPPs representing 280.0 Bcf of CO(2) (in the aggregate), from Denbury for a total of $43.1 million in cash. We sell our CO(2) to customers who treat the CO(2) and sell it to end users for use for beverage carbonation and food chilling and freezing. Our compensation for supplying CO(2) to our industrial customers is the effective difference between the price at which we sell our CO(2) under each contract and the price at which we acquired our CO(2) pursuant to our VPPs, minus transportation costs. We expect our CO(2) contracts to provide stable cash flows until they expire, at which time we will attempt to extend or replace those contracts, including acquiring the necessary CO(2) supply from wholesalers. At December 31, 2005, we have 237.1 Bcf of CO(2) remaining under the VPPs.

            The terms of our contracts with the industrial CO(2) customers include minimum take-or-pay and maximum delivery volumes. The maximum daily contract quantity per year in the contracts totals 88,875 Mcf. Under the minimum take-or-pay volumes, the customers must purchase a total of 46,673 Mcf per day whether received or not. Any volume purchased under the take-or-pay provision in any year can then be recovered in a future year as long as the minimum requirement is met in that year. In the three years ended December 31, 2005, all of our customers purchased more than their minimum take-or-pay quantities.

            Our seven industrial contracts expire at various dates beginning in 2010 and extending through 2023. The sales contracts contain provisions for adjustments for inflation to sales prices based on the Producer Price Index, with a minimum price.

            The industrial customers treat the CO(2) and transport it to their own customers. The primary industrial applications of CO(2) by these customers include beverage carbonation and food chilling and freezing. Based on historical data for 2003 through 2005, we can expect some seasonality in our sales of CO(2). The dominant months for beverage carbonation and freezing food are from April to October, when warm weather increases demand for beverages and the approaching holidays increase demand for frozen foods. The table below depicts these seasonal fluctuations. The average daily sales (in Mcfs) of CO(2) for each quarter in 2005 and 2004 under these contracts (including volumes sold by Denbury on the contracts we acquired in the third quarter of 2004 and fourth quarter of 2005) were as follows:

    Quarter         2005     2004
----------------   ------   ------
First              67,434   63,953
Second             73,307   73,734
Third              77,264   78,097
Fourth             77,089   70,696

            Syngas

            On April 1, 2005, we acquired from TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc., a 50% partnership interest in T&P Syngas for $13.4 million in cash, which we funded with proceeds from our credit facility. T&P Syngas is a partnership which owns a facility located in Texas City, Texas that manufactures syngas and high-pressure steam. Under that processing agreement, Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility. T&P Syngas receives a processing fee for its services. Praxair has the exclusive right to use the facility through at least 2016 (term extendable at Praxair's option for two additional five year terms). Praxair also is our partner in the joint venture and owns the remaining 50% interest. We recognize our share of the earnings of T&P Syngas in each period. We are amortizing the excess of the price we paid for our interest in T&P Syngas over our share of the equity of T&P Syngas over the remaining useful life of the assets of T&P Syngas. This excess of $4.0 million is being amortized over eleven years. We receive cash distributions from T&P Syngas quarterly.

            Operating Results

            Operating results for our industrial gases segment were as follows.

                                             Years Ended December 31,
                                         --------------------------------
                                          2005        2004        2003
                                         --------    --------    --------
                                                 (in thousands)
Revenues from CO(2) sales .............  $ 11,302    $  8,561    $  1,079
CO(2) transportation and other costs ..    (3,649)     (2,799)       (355)
Equity in earnings of T&P Syngas ......       501           -           -
                                         --------    --------    --------
      Segment margin ..................  $  8,154    $  5,762    $    724
                                         ========    ========    ========

Volumes per day:
      CO(2) sales - Mcf ...............    56,823      45,312      36,332

            The increasing margins from the industrial gases segment between 2003 and 2004 and from 2004 to 2005 are primarily attributable to the acquisitions we have made each year in this segment. The average revenue per Mcf sold increased almost 6% in each year, due to inflation adjustments in the contracts and variations in the volumes sold under each contract.

            Transportation costs for the CO(2) on Denbury's pipeline have increased due to the increased volume and the effect of the annual inflation factor in the rate paid to Denbury. The rate per Mcf in 2005 increased 4% over the 2004 rate. The rate in 2004 increased 2% over the 2003 rate.

            Our share of the operating income of T&P Syngas for the nine month period we owned it in 2005 was $765,000. We reduced the amount we recorded as our equity in T&P Syngas by $264,000 as amortization of the excess purchase price of T&P Syngas. During 2005, T&P Syngas paid us distributions totaling $0.8 million, and we received a distribution of $0.2 million in 2006 attributable to the fourth quarter of 2005.

      CRUDE OIL GATHERING AND MARKETING OPERATIONS

            We conduct certain crude oil aggregating operations, which involve purchasing, gathering, transporting by trucks and pipelines owned by us and trucks, pipelines and barges operated by others, and reselling, that (among other things) help ensure a base supply source for our crude oil pipeline systems. Our profit for those services is derived from the difference between the price at which we re-sell crude oil less the price at which we purchase that crude oil, minus the associated costs of aggregation and any cost of supplying credit. The most substantial component of our aggregating costs relates to operation our fleet of leased trucks. Our crude oil gathering and marketing activities provide us with an extensive expertise, knowledge base and skill set that facilitates our ability to capitalize on regional opportunities which arise from time to time in our market areas. Usually this segment experiences limited commodity price risk because we generally make back-to-back purchases and sales, matching our sale and purchase volumes on a monthly basis.

            The commodity price (for purchases and sales) of crude oil do not necessarily bear a relationship to segment margin as those prices normally impact revenues and costs of sales by approximately equivalent amounts. Because period-to-period variations in revenues and costs of sales are not generally meaningful in analyzing the variation in segment margin for our gathering and marketing operations, these changes are not addressed in the following discussion.

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

            Most of our contracts for the purchase and sale of crude oil have components in the pricing provisions such that the price paid or received is adjusted for changes in the market price for crude oil. The pricing in the majority of our purchase contracts contain the market price component, a bonus that is not fixed, but instead is based on another market factor and a deduction to cover the cost of transporting the crude oil and to provide us with a margin Contracts will sometimes also contain a grade differential which considers the chemical composition of the crude oil and its appeal to different customers. Typically the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.

            Field operating costs consist of the costs to operate our fleet of 48 leased trucks used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. Approximately 59% of these costs are variable and increase or decrease with volumetric changes. These costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

            Operating results from continuing operations for our crude oil gathering and marketing segment were as follows.

                                                                  Years Ended December 31,
                                                           ------------------------------------
                                                             2005         2004         2003
                                                           ----------   ----------   ----------
                                                                    (in thousands)
Revenues ............................................      $1,038,549   $  901,902   $  641,684
Crude oil costs .....................................       1,018,896      883,988      622,279
Field operating costs ...............................          15,992       13,880       11,497
                                                           ----------   ----------   ----------
      Segment margin ................................      $    3,661   $    4,034   $    7,908
                                                           ==========   ==========   ==========

Volumes per day from continuing operations:

      Crude oil wellhead - barrels ..................          39,194       45,919       45,015
      Crude oil total - barrels (includes wellhead
         barrels) ...................................          52,943       60,419       56,805
      Crude oil truck transported only - barrels ....           3,084        1,742          662

            Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

            Crude oil gathering and marketing segment margins from continuing operations decreased $0.4 million in 2005 from the prior year period. An increase in field costs of $2.1 million was offset by $1.7 million of increased segment margin from four other factors.

            The majority of the increase in field costs over 2004 related to higher fuel costs, higher employee costs and the costs related to additional tractor/trailers we leased beginning in the third quarter of 2004. We also recorded a reserve of $0.5 million for 40% of the expected costs to remediate Jay Trucking Station. (See additional discussion at Note 18 to the Consolidated Financial Statements.)

            Partially offsetting the higher field costs were increases in four factors. These factors were:

            - A $0.4 million increase in revenues from volumes that we transported for a fee but did not purchase. Approximately 63% of the total transportation fee revenue related to volumes transported for Denbury. Through August 31, 2004, we purchased Denbury's crude oil at the wellhead. Beginning in September 2004, Denbury started selling its production to the end-market directly, and we provide transportation services for fees in our trucks and in our pipeline.

            - An increase in the average difference between the sales price and the purchase price of crude oil increased segment margin by $0.7 million, despite a 7,786 barrel per day decrease in purchased volumes.

            - A $0.4 million realized gain from a fair value hedge of inventory. Due to market conditions in the second quarter, we elected to hold inventory and hedge it in the market. We sold this inventory in the fourth quarter realizing the gain.

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

            Contributing to this reduction in segment margin were two primary factors as follows:

            - A $2.9 million decrease in the average difference between the price of crude oil at the point of purchase and the price of crude oil at the point of sale. The decrease on the margin between the sales and purchase prices of the crude oil is attributable primarily to increases in market factors and grade differentials in the first half of 2003 that we benefited from significantly.

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

      OTHER COSTS AND INTEREST

            General and administrative expenses were as follows.

                                                                   Years Ended December 31,
                                                                 ----------------------------
                                                                  2005        2004     2003
                                                                 -------    -------   -------
                                                                      (in thousands)
Expenses excluding effect of stock appreciation rights plan
  and bonus plan .............................................   $ 8,903    $ 9,662   $ 8,411

Bonus plan expense ...........................................     1,235        218       129
Stock appreciation rights plan (credit) expense ..............      (482)     1,151       228
                                                                 -------    -------   -------
      Total general and administrative expenses ..............   $ 9,656    $11,031   $ 8,768
                                                                 =======    =======   =======

      Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

            General and administrative expenses, excluding the effects of our bonus plan and stock appreciation rights (SAR) plan, decreased $0.8 million in 2005 from the 2004 level. In 2004, we incurred expenses of $1.3 million for professional services to assist us in the internal control documentation and assessment provisions of the Sarbanes-Oxley Act including additional audit fees related to this process. In 2005 we formed an internal audit department to assist in the testing and evaluation of our internal controls. The total costs related to internal control documentation, testing and assessment declined $0.7 million between the two periods. Other administrative costs decreased $0.1 million.

            The bonus plan for employees is described in Item 11, "Executive Compensation" below. The plan provides for a bonus pool based on the amount of Available Cash generated. In 2005, we generated more available cash than in 2004, resulting in a larger bonus expense.

            The SAR plan for employees and directors is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and common unit price at date of exercise. The rights vest over several years. Our unit price was $12.60 at December 31, 2004. At December 31, 2005, the unit price was $11.65, resulting in a non-cash credit of $0.5 million for 2005. (See Note 14 to the consolidated financial statements.)

      Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

            General and administrative expenses, excluding the effects of our stock appreciation rights (SAR) plan, increased $1.3 million in 2004 from the 2003 level. The costs related to compliance with the internal control documentation and assessment provisions of the Sarbanes-Oxley Act contributed to this increase. Legal fees were $0.2 million less in the 2004 period, primarily due to a charge that we took in the 2003 period for unamortized legal and consultant costs related to a credit facility that was replaced. Other administrative costs increased $0.2 million.

            Our unit price rose 29% from $9.80 at December 31, 2003 to $12.60 at December 31, 2004 resulting in a $1.2 million non-cash increase to the SAR plan accrual in 2004.

            Depreciation, amortization and impairment expense decreased $0.6 million between 2004 and 2005. 2004 included a charge of $0.9 million to write-down the value of the segment of our Mississippi System from Baton Rouge to its estimated salvage value. Although amortization related to the CO(2) assets increased in 2005, this increase was offset by the cessation of depreciation on assets that were fully-depreciated during 2003 and 2004. Depreciation, amortization and impairment increased by $2.7 million in 2004 from the 2003 level of $4.6 million, due to two main factors. The first is the write-down related to the Mississippi System segment. We also had a full-year of amortization of the CO(2) contracts in 2004 acquired late in 2003.

      Interest expense, net was as follows:

                                                   Years Ended December 31,
                                                 -----------------------------
                                                  2005       2004       2003
                                                 -------    -------    -------
                                                       (in thousands)
Interest expense, including commitment fees...   $ 1,831    $   743    $   341
Capitalized interest .........................       (35)       (76)         -
Amortization and write-off of facility fees...       307        303        679
Interest income ..............................       (71)       (44)       (34)
                                                 -------    -------    -------
      Net interest expense ...................   $ 2,032    $   926    $   986
                                                 =======    =======    =======

            In 2005, our net interest expense increased by $1.1 million. Variances in debt outstanding (primarily due to the acquisition of assets throughout 2005), increases in market interest rates and an increase on June 1, 2004 to the size of our credit facility to $100 million resulted in greater interest expense and commitment fees.

            In 2004, our net interest expense decreased by $0.1 million. Interest expense and commitment fees increased for reasons similar to the 2005 period. This increase was offset by a reduction in facility fees amortization and write-off. In 2003, we wrote-off the unamortized facility fees related to a credit facility that was replaced in March 2003.

            At December 31, 2005, we had no outstanding debt. During 2006, we will continue to amortize facility fees and will pay commitment fees on the unutilized portion of our credit facility. Additionally market interest rates may also increase in 2006. Debt obligations under our credit facility bear interest at variable rates based on market interest rates.

            Net gain/loss on disposal of surplus assets. In 2005, 2004 and 2003 we sold surplus assets no longer in use in our operations, recognizing gains in 2005 and 2003 of $0.5 million and $0.2 million, respectively and a loss in 2004 of $33,000.

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

            We received net proceeds from the transaction with TEPPCO of $21.2 million. We agreed not to compete with TEPPCO in a 40-county area in Texas surrounding the pipeline for a five-year period. We retained responsibility for environmental matters related to the operations sold to TEPPCO for the period prior to the sale date, subject to certain conditions. Our responsibility to indemnify TEPPCO for environmental matters in connection with this transaction will cease in ten years. We do not expect the effects of this indemnification to have a material effect on our results of operations in the future.

            Operating results from the discontinued operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                                          Year Ended December 31,
                                                                      -------------------------------
                                                                       2005        2004        2003
                                                                      --------   --------    -------
                                                                             (in thousands)
Gathering and marketing and pipeline revenues .....................   $          $      -    $270,410
  Costs and expenses, excluding depreciation and amortization .....          -        463     267,832
  Depreciation and amortization ...................................          -          -       1,864
                                                                      --------   --------    --------
      Total costs and expenses ....................................          -        463     269,696
                                                                      --------   --------    --------
  Operating (loss) income from discontinued operations ............          -       (463)        714
Gain on disposal of assets ........................................        312          -      13,028
                                                                      --------   --------    --------
Income (loss) from operations from discontinued Texas System before
  minority interests ..............................................   $    312   $   (463)   $ 13,742
                                                                      ========   ========    ========

            During 2005, we sold assets that had been idled as a result of the sale to TEPPCO, receiving $0.3 million and recognizing a gain of $0.3 million. During 2004, we incurred costs totaling $0.5 million related to the dismantlement of assets that we abandoned in 2003. During 2003 we operated the assets for ten months, recognizing income from these operations of $0.7 million. When we sold the assets in 2003, we recognized a gain of $13.0 million.

      CUMULATIVE EFFECT ADJUSTMENT

            On December 31, 2005, we adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarified that the term "conditional asset retirement obligation", as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within our control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

            Some of our assets, primarily related to our pipeline operations segment, have obligations regarding removal activities when the asset is abandoned. Additionally, we generally have obligations to remove crude oil injection stations located on leased sites. These assets are actively in use in our operations and the timing of the abandonment of these assets cannot be determined. Accordingly, under the provisions of FIN 47, we have made an estimate of the fair value of our obligations.

            Upon adoption of FIN 47, we recorded a fixed asset and a liability for the estimated fair value of the asset retirement obligations at the time we acquired the related assets. This $0.3 million fixed asset is being depreciated over the life of the related assets. The accretion of the discount on the liability and the depreciation through December 31, 2005 were recorded in the statement of operations as a cumulative effect adjustment totaling $0.5 million. Additionally, we reflected our share of the asset retirement obligation recorded in accordance with FIN 47 of our equity method joint venture as a cumulative affect adjustment of $0.1 million.

            See Note 4 to the Consolidated Financial Statements for the pro forma impact for the periods ended December 31, 2005, 2004 and 2003 of the adoption of FIN 47 if it had been adopted at the beginning of each of those periods.

      LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL RESOURCES

            We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility is composed of two components - up to $15 million for loans and up to $35 million for letters of credit. In total we may borrow up to $65 million in loans under our credit facility. At December 31, 2005, we had $10.1 million in letters of credit outstanding under the working capital portion. We had no debt outstanding under the working capital or acquisition portions of our credit facility, as we paid off the balances with the proceeds of our limited partner unit offering completed in December 2005. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

            Interest on amounts borrowed under the credit facility is equal to
(x) either the applicable Eurodollar settlement rate or the higher of the Federal funds rate plus 1/2 of 1% or Bank of America's prime rate for the relevant period, at our option, plus (y) the applicable margin rate. We are required to pay our credit facility lenders a fee based upon amounts available but not borrowed under each of the acquisition and working capital facilities, as well as certain other fees.

            The aggregate amount that we may have outstanding at any time in loans and letters of credit under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At December 31, 2005, the borrowing base was $33.0 million. The total amount available for borrowings at December 31, 2005 was $15.0 million under the working capital portion and $50.0 million under the acquisition portion of our credit facility.

            We must comply with various affirmative and negative covenants contained in our credit facility. Among other things, those covenants limit our ability to:

      -     incur additional indebtedness or liens;

      - make payments in respect of or redeem or acquire any debt or equity issued by us;

      -     sell assets;

      -     make loans or investments;

      -     extend credit;

      -     acquire or be acquired by other companies;

      - enter into or amend certain existing agreements to the detriment of the lenders under the credit facility; and

      - to maintain physical petroleum inventory for which there is not an off-setting sale or hedging agreement, subject to specified exceptions.

            Our credit facility covenants also require us to achieve specified minimum financial metrics. For example, before we may make distributions to our partners, we must maintain a cash flow coverage ratio of at least 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At December 31, 2005, the calculation resulted in a ratio of 1.3 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At December 31, 2005, the result of this calculation was $13.2 million. Our credit facility also requires that we meet or exceed certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants and are not otherwise in default under our credit facility, we are otherwise not limited by our credit facility in making distributions to our partners.

            The covenants described above could prevent us from engaging in certain transactions which might otherwise be considered beneficial to us. For example, they could:

      - increase our vulnerability to general adverse economic and industry conditions;

      - limit our ability to make distributions to unitholders; to fund future working capital, capital expenditures and other general partnership requirements; to engage in future acquisitions, construction or development activities; or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness; and

      - limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate.

            Our credit facility contains customary events of default, including for non-payment of principal and interest, failure to comply with any covenant and failure to pay certain other of our indebtedness.

            Our average daily outstanding balance under our credit facility during 2005 was $19.2 million. The average interest rate we paid during this same period was 7.29%.

            Our credit facility is secured by liens on substantially all of our assets.

      CAPITAL EXPENDITURES

            A summary of our capital expenditures in the three years ended December 31, 2005, 2004, and 2003 is as follows:

                                                                      Year Ended December 31,
                                                                    ---------------------------
                                                                     2005      2004      2003
                                                                    -------   -------   -------
                                                                          (in thousands)
Maintenance capital expenditures:
    Mississippi pipeline system .................................   $ 1,147   $   505   $ 1,684
    Jay pipeline system .........................................         7        28       213
    Texas pipeline system .......................................       102       122     1,588
    Crude oil gathering assets ..................................        34       159       307
    Administrative assets .......................................       253       125       384
                                                                    -------   -------   -------
        Total maintenance capital expenditures ..................     1,543       939     4,176

Growth capital expenditures (including construction in progress):
    Mississippi pipeline system .................................     1,059     7,371        76
    Natural gas gathering assets ................................     3,110         -         -
    T&P Syngas investment .......................................    13,418         -         -
    CO(2) contracts .............................................    14,446     4,723    24,401
    Crude oil gathering assets ..................................       260       161       658
                                                                    -------   -------   -------
        Total growth capital expenditures .......................    32,292    12,255    25,135
                                                                    -------   -------   -------
            Total capital expenditures ..........................   $33,836   $13,194   $29,311
                                                                    =======   =======   =======

            We have no commitments to make capital expenditures; however, we anticipate that our maintenance capital expenditures for 2006 will be approximately $1.5 million. These expenditures are expected to relate primarily to the replacement of a tank on the Texas System and improvements on our Mississippi System. Based on the information available to us at this time, we do not anticipate that future capital expenditures for compliance with regulatory requirements will be material.

            Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows such as the three acquisitions discussed in "Acquisitions in 2005" above.

      SOURCES OF FUTURE CAPITAL

            Our credit facility provides us with $50 million of capacity for acquisitions and $15 million for borrowings under the working capital portion. Both portions of the facility are revolving facilities. At December 31, 2005, we had no debt outstanding under either facility.

            We expect to use cash flows from operating activities to fund cash distributions and maintenance capital expenditures needed to sustain existing operations. Future acquisitions or capital projects for our expansion will require funding through borrowings under our credit facility or from proceeds from equity offerings, or a combination of the two sources of funds.

      CASH FLOWS

            Our primary sources of cash flows have been operations, credit facilities, the issuance of equity, and in 2003, proceeds from the sale of a portion of our operations. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                   Year Ended December 31,
                               --------------------------------
                                 2005        2004        2003
                               --------    --------    --------
                                        (in thousands)
Cash provided by (used in):
    Operating activities ...   $  9,490    $  9,702    $  4,693
    Investing activities ...   $(31,809)   $(12,805)   $ (6,994)
    Financing activities ...   $ 23,340    $  2,312    $  4,099

            Operating. Our operating cash flows are affected significantly by changes in items of working capital. We have had situations where other parties have prepaid for purchases or paid more than was due, resulting in fluctuations in one period as compared to the next until the party recovers the excess payment. Additionally, in 2004, we paid the $3.0 million in fines assessed in connection with the Mississippi oil release in 1999, which utilized our cash flows. The accrual for this payment was made in 2001 and 2002. The timing of capital expenditures and the related effect on our recorded liabilities also affects operating cash flows.

            Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $82.6 million aggregate receivables on our consolidated balance sheet at December 31, 2005, approximately $81.1 million, or 98.1%, were less than 30 days past the invoice date.

            Investing. We utilized cash flows in investing activities in 2005 by making a $13.4 million investment in T&P Syngas, acquiring another CO(2) contract for $14.4 million and making investments in property and equipment of $6.1 million, including $3.1 million for the natural gas gathering assets acquired from Multifuels. Offsetting these expenditures was the receipt of $1.6 million for the sale of idle assets. We also received returns of our investment in T&P Syngas in the form of distributions totaling $0.4 million.

            Cash flows used in investing activities in 2004 were $12.8 million as compared to $7.0 million in 2003. Capital expenditures for construction of pipeline assets and the acquisition of a second volumetric payment from Denbury were the primary uses of cash for investing.

            Cash flows used in investing activities in 2003 were $7.0 million. In 2003 we sold portions of our Texas pipeline system as well as other assets for $22.3 million net, and we expended $24.4 million to acquire the CO(2) assets. Additionally we expended $4.9 million for other capital improvements. These expenditures included improvements on our Mississippi pipeline system and improvements totaling approximately $1.5 million on the Texas assets sold to TEPPCO in October 2003 and other equipment improvements.

            Financing. In 2005, financing activities provided net cash of $23.3 million. We issued 4,140,000 new limited partner units to the public and 330,630 new limited partner units to our general partner. Additionally, our general partner contributed funds to maintain its 2% general partner interest. In total these activities provided $44.8 million to us. A portion of these funds were utilized to eliminate our bank debt, and we also paid distributions totaling $5.8 million to our limited partners and our general partner during the year.

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

      DISTRIBUTIONS

            We are required by our partnership agreement to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We increased our distribution for the fourth quarter of 2004 and then again for the third and fourth quarters of 2005 as shown in the table below.

                           Date          Per Unit         Total
Distribution For           Paid           Amount      Amount (000's)
--------------------   -------------    ---------     -------------
 Fourth quarter 2003   February 2004    $    0.05     $        475
 First quarter 2004    May 2004         $    0.05     $        475
 Second quarter 2004   August 2004      $    0.05     $        475
 Third quarter 2004    November 2004    $    0.05     $        475
 Fourth quarter 2004   February 2005    $    0.15     $      1,426
 First quarter 2005    May 2005         $    0.15     $      1,426
 Second quarter 2005   August 2005      $    0.15     $      1,426
 Third quarter 2005    November 2005    $    0.16     $      1,521
 Fourth quarter 2005   February 2006    $    0.17     $      2,391

            Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, our general partner is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit, and 49% of any distributions in excess of $0.33 per unit, without duplication. The likelihood and timing of the payment of any incentive distributions will depend on our ability to increase the cash flow from our existing operations and to make cash flow accretive acquisitions. In addition, our partnership agreement authorizes us to issue additional equity interests in our partnership with such rights, powers and preferences (which may be senior to our common units) as our general partner may determine in its sole discretion, including with respect to the right to share in distributions and profits and losses of the partnership. We have not paid any incentive distributions and do not expect to make incentive distributions during 2006.

            Available Cash before Reserves for the year ended December 31, 2005 is as follows (in thousands):

Net income..............................................................  $         3,415
Depreciation and amortization...........................................            6,721
Cash received from direct financing leases not included in income.......              495
Cash effects from sales of certain asset sales..........................              794
Effects of available cash generated by investment in T&P Syngas not
    included in net income..............................................              836
Non-cash charges........................................................              418
Maintenance capital expenditures........................................           (1,543)
                                                                          ---------------
Available Cash before Reserves..........................................  $        11,136
                                                                          ===============

            We have reconciled Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the year ended December 31, 2005 below. For the year ended December 31, 2005, cash flows provided by operating activities were $9.5 million.

      NON-GAAP FINANCIAL MEASURE

            This annual report includes the financial measures of Available Cash, which measures often are referred to as "non-GAAP" measures because they are not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP. The accompanying schedules provide reconciliations of those non-GAAP financial measures to their most directly comparable GAAP financial. Our non-GAAP financial measures should not be considered as alternatives to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.

            Available Cash, also referred to as discretionary cash flow, is commonly used as a supplemental financial measure by management and by external users of financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess: (1) the financial performance of our assets without regard to financing methods, capital structures or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest cost and support our indebtedness; (3) our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing and capital structure; and (4) the viability of projects and the overall rates of return on alternative investment opportunities. Because Available Cash excludes some, but not all, items that affect net income or loss and because these measures may vary among other companies, the Available Cash data presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures of other companies. The GAAP measure most directly comparable to Available Cash is net cash provided by operating activities.

            Available Cash is a liquidity measure used by our management to compare cash flows generated by us to the cash distribution paid to our limited partners and general partner. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure aids investors in determining whether or not we are generating cash flows at a level that can support a quarterly cash distribution to the partners. Lastly, Available Cash before Reserves (also referred to as distributable cash flow) is the quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

            The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the year ended December 31, 2005, is as follows (in thousands):

                                                                                    Year
                                                                                   Ended
                                                                                December 31,
                                                                                    2005
                                                                                ------------
Cash flows from operating activities ........................................   $      9,490
Adjustments to reconcile operating cash flows to Available Cash:
      Maintenance capital expenditures ......................................         (1,543)
      Proceeds from sales of certain assets .................................          1,585
      Amortization of credit facility issuance fees .........................           (373)
      Effects of available cash generated by investment in T&P Syngas not
          included in cash flows from operating activities ..................            848
      Cash effects of exercises under SAR Plan ..............................            (61)
      Net effect of changes in operating accounts not included in calculation
          of Available Cash .................................................          1,190
                                                                                ------------
Available Cash before Reserves ..............................................   $     11,136
                                                                                ============

      COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

            In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at December 31, 2005.

                                                     Payments Due by Period
                                        ---------------------------------------------------
                                                   2007 and   2009 and    After
Contractual Cash Obligations             2006        2008       2010      2010       Total
----------------------------            --------   --------   --------   --------   -------
                                                          (in thousands)
Long-term Debt(1) ...................   $      -   $      -   $      -   $      -   $      -
Operating Leases ....................      2,816      4,886      2,696        364     10,762
Unconditional Purchase
      Obligations (2) ...............    127,338     65,446          -          -    192,784
                                        --------   --------   --------   --------   --------
Total Contractual Cash Obligations...   $130,154   $ 70,332   $  2,696   $    364   $203,546
                                        ========   ========   ========   ========   ========

(1) We had no balance outstanding under our credit facility at December 31, 2005. The credit facility allows us to repay and re-borrow funds at any time through the maturity of the facility at June 1, 2008.

(2) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at December 31, 2005, were used to value the obligations. Actual obligations may differ from the amounts included above.

      OFF-BALANCE SHEET ARRANGEMENTS

            We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under Contractual Obligation and Commercial Commitments above, nor do we have any debt or equity triggers based upon our unit or commodity prices.

      OTHER MATTERS

      CRUDE OIL CONTAMINATION LITIGATION

            We were named one of the defendants in a petition filed on January 11, 2001, in the 125th District Court of Harris County, Texas, Cause No. 2001-01176. Pennzoil-Quaker State Company ("PQS") was seeking property damages, loss of use and business interruption suffered as a result of a fire and explosion that occurred at the Pennzoil Quaker State refinery in Shreveport, Louisiana, on January 18, 2000. PQS claimed the fire and explosion were caused, in part, by Genesis selling to PQS crude oil that was contaminated with organic chlorides. In December 2003, our insurers settled this litigation for $12.8 million. The settlement of this litigation had no effect on our results of operations.

            PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A. 455,658-B, 455,655-A, 456,574-A, and 458,379-C.
PQS has brought third party claims against Genesis and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the claims against Genesis are without merit and intend to vigorously defend ourselves in this matter.

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

      We were formed in 1996 by the sale and contribution of assets from Howell and Basis Petroleum, Inc. Anadarko's liability with respect to the Jay Station is derived largely from contractual obligations entered into upon our formation. We believe that Basis has contractual obligations under the same formation agreements. We intend to seek recovery for Basis' share of potential liabilities and defense costs with respect to the Jay Station.

      We have contacted the appropriate state regulatory agencies regarding developing a plan of remediation for certain affected soils at the Jay Station. It is possible that we will also need to develop a plan for other affected soils and/or affected groundwater. We have accrued an estimate of our share of future liability for this matter in the amount of $0.5 million. The time period over which our liability would be paid is uncertain and could be several years. This liability may decrease if indemnification and/or cost reimbursement is obtained by us for Basis' potential liabilities with respect to this matter. At this time, our estimate of potential obligations does not assume any specific amount contributed on behalf of the Basis obligations, although we believe that Basis is responsible for a significant part of these potential obligations.

   INSURANCE

      We maintain insurance of various types that we consider adequate to cover our operations and properties. The insurance policies are subject to deductibles that we consider reasonable. The policies do not cover every potential risk associated with operating our assets, including the potential for a loss of significant revenues. Consistent with the coverage available in the industry, our policies provide limited pollution coverage, with broader coverage for sudden and accidental pollution events. Additionally, as a result of the events of September 11, 2001, the cost of insurance available to the industry has risen significantly, and insurers have excluded or reduced coverage for losses due to acts of terrorism and sabotage.

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

   NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

   EITF NO. 04-13

      In September 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus in the issue of accounting for buy/sell arrangements as part of its EITF Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" (Issue 04-13). As part of Issue 04-13, the EITF is requiring that all buy/sell arrangements be reflected on a net basis, such that the purchase and sale are netted and shown as either a net purchase or a net sale in the income statement. This requirement is effective for new arrangements entered into after March 31, 2006. If this requirement had been effective for the three years ended December 31, 2005, 2004 and 2003, our reported crude oil gathering and marketing revenues from unrelated parties and our reported crude oil costs from unrelated parties would be reduced by the amounts shown in parenthetical notations on the consolidated statements of operations. We do not expect that the adoption of Issue 04-13 will have a material effect on our financial position, results of operations or cash flows.

   SFAS 123(R)

      In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payment". This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This statement is effective for us in the first quarter of 2006. The adoption of this statement will require that the compensation cost associated with our stock appreciation rights plans be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123 (R), we accounted for the stock appreciation rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. Under SFAS 123 (R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates.

      At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. Two significant factors in determining the fair value of this liability under FAS 123(R) are the expected volatility of the market price for our common units, which we expect to increase the recorded liability, and the expected rate of employee forfeitures of rights granted due to termination of employment, which is expected to decrease the liability. Another factor impacting the fair value is the expected life of the rights, which is the period of time we would expect between the date when the rights vest and when the employee exercises the rights. We have not completed the calculation of the impact of the adoption of FAS 123(R) on our financial position or results of operations and such impact cannot be estimated; however we do not expect it to have any effect on our cash flows.

   SFAS 154

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

   Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At December 31, 2005, we had entered into forward contracts and NYMEX future contracts that will settle during February 2006. These contracts either do not qualify for hedge accounting or are fair value hedges, therefore the fair value of these derivatives have received mark-to-market treatment in current earnings. This accounting treatment is discussed further under Note 2 to our Consolidated Financial Statements.

                                                              Sell (Short)    Buy (Long)
                                                               Contracts      Contracts
                                                              -----------   ---------------
Futures Contracts
     Contract volumes (1,000 bbls).........................            30
     Weighted average price per bbl........................   $     57.90

     Contract value (in thousands).........................   $     1,737
     Mark-to-market change (in thousands)..................            94
                                                              -----------
     Market settlement value (in thousands)................   $     1,831
                                                              ===========

Forward Contracts
     Contract volumes (1,000 bbls).........................            30                60
     Weighted average price per bbl........................   $     58.17             57.58

     Contract value (in thousands).........................   $     1,745             3,455
     Mark-to-market change (in thousands)..................            86               192
                                                              -----------             -----
     Market settlement value (in thousands)................   $     1,831             3,647
                                                              ===========             =====

   The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the December 31, 2005 quoted market prices on the NYMEX.

   We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. At December 31, 2005, we had no debt outstanding under our credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements" on page 67.

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

   Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, the Partnership's internal control over financial reporting is effective based on those criteria.

   Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Partnership's consolidated financial statements. Deloitte & Touche's attestation report on management's assessment of the Partnership's internal control over financial reporting appears below.

   Report of Independent Registered Public Accounting Firm on Internal Control
                            over Financial Reporting

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, Inc. and Unitholders of Genesis Energy, L.P.
Houston, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Genesis Energy, L.P. and subsidiaries (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 7, 2006, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the required adoption of a new accounting principle for accounting for conditional asset retirement obligations.

/s/  DELOITTE & TOUCHE LLP
Houston, Texas

March 7, 2006

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

              Name              Age                      Position
-----------------------------   ---  ------------------------------------------------------
Gareth Roberts................   53  Director and Chairman of the Board
Mark J. Gorman................   51  Director, Chief Executive Officer and President
Ronald T. Evans...............   43  Director
Herbert I. Goodman............   83  Director
Susan O. Rheney...............   46  Director
Phil Rykhoek..................   49  Director
J. Conley Stone...............   74  Director
Mark A. Worthey...............   48  Director
Ross A. Benavides.............   52  Chief Financial Officer, General Counsel and Secretary
Kerry W. Mazoch...............   59  Vice President, Crude Oil Acquisitions
Karen N. Pape.................   47  Vice President and Controller

      Gareth Roberts has served as a Director and Chairman of the Board of our general partner since May 2002. Mr. Roberts is President, Chief Executive Officer and a director of Denbury Resources Inc. and has been employed by Denbury since 1992.

      Mark J. Gorman has served as a Director of our general partner since December 1996 and as President and Chief Executive Officer since October 1999. From December 1996 to October 1999 he served as Executive Vice President and as Chief Operating Officer from October 1997 to October 1999. He was President of Howell Crude Oil Company, a wholly-owned subsidiary of Howell Corporation, from September 1992 to December 1996.

      Ronald T. Evans has served as a director of our general partner since May 2002. Mr. Evans is Senior Vice President of Reservoir Engineering of Denbury and has been employed by Denbury since September 1999. Before joining Denbury, Mr. Evans was employed as Engineering Manager with Matador Petroleum Corporation for three years and employed by Enserch Exploration, Inc. for twelve years in various positions.

      Herbert I. Goodman has served as a director of our general partner since January 1997. During 2001, he served as the Chief Executive Officer of PEPEX.NET, LLC, which provides electronic trading solutions to the international oil industry. From 2002 to 2005, he served as Chairman of PEPEX.NET, LLC. He was Chairman of IQ Holdings, Inc., a manufacturer and marketer of petrochemical-based consumer products until 2004. From 1988 until 1996 he was Chairman and Chief Executive Officer of Applied Trading Systems, Inc., a trading and consulting business.

      Susan O. Rheney has served as a Director of our general partner since March 2002. Ms. Rheney is a private investor and formerly was a principal of The Sterling Group, L.P., a private financial and investment organization, from 1992 to 2000.

      Phil Rykhoek has served as a director of our general partner since May 2002. Mr. Rykhoek is Chief Financial Officer, Senior Vice President, Secretary and Treasurer of Denbury, and has been employed by Denbury since 1995.

      J. Conley Stone has served as a director of our general partner since January 1997. From 1987 to his retirement in 1995, he served as President, Chief Executive Officer, Chief Operating Officer and Director of Plantation Pipe Line Company, a common carrier liquid petroleum products pipeline transporter.

      Mark A. Worthey has served as a director of our general partner since May 2002. Mr. Worthey is Senior Vice President, Operations for Denbury and has been employed by Denbury since September 1992.

      Ross A. Benavides has served as Chief Financial Officer of our general partner since October 1998. He has served as General Counsel and Secretary since December 1999.

      Kerry W. Mazoch has served as Vice President, Crude Oil Acquisitions, of our general partner since August 1997. From 1991 to 1997 he held the position of Vice President and General Manager of Crude Oil Acquisitions at Northridge Energy Marketing Corp., a wholly-owned subsidiary of TransCanada Pipelines Limited.

      Karen N. Pape has served as Vice President and Controller of our general partner since March 2002. Ms. Pape served as Controller and as Director of Finance and Administration of our general partner since December 1996. From 1990 to 1996, she was Vice President and Controller of Howell Corporation.

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

   Additionally, our general partner is authorized to seek special approval from the Audit Committee of any resolution of a potential conflict of interest between our general partner or of any of its affiliates and the Partnership or any of its affiliates.

   The Board has established a compensation committee to oversee compensation decisions for the employees of the general partner, as well as the compensation plans of our general partner. The members of the Compensation Committee are Gareth Roberts, Susan O. Rheney and Herbert I. Goodman, all of whom are non-employee directors of our general partner.

   Code of Ethics

   We have adopted a code of ethics that is applicable to, among others, the principal financial officer and the principal accounting officer. The Genesis Energy Financial Employee Code of Professional Conduct is posted at our website, where we intend to report any changes or waivers.

   Section 16(a) Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our general partner and persons who own more than ten percent of a registered class of the equity securities of the Partnership to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 was required for those persons, we believe that during 2005 its officers and directors complied with all applicable filing requirements in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

   EXECUTIVE OFFICER COMPENSATION

      Under the terms of our partnership agreement, we are required to reimburse our general partner for expenses relating to the operation of the Partnership, including salaries and bonuses of employees employed on behalf of the Partnership, as well as the costs of providing benefits to such persons under employee benefit plans and for the costs of health and life insurance. See "Certain Relationships and Related Transactions."

   Summary Compensation Table

   The following table summarizes certain information regarding the compensation paid or accrued by Genesis during 2005, 2004, and 2003 to the Chief Executive Officer and each of our three other executive officers (the "Named Officers").


                                         Annual Compensation             Long-Term
                                     ------------------------------    Compensation
                                                                          Awards
                                                                        ----------
                                                                        Securities
                                                       Other Annual      underlying      All Other
                                      Salary    Bonus  Compensation  SARs Granted (2)   Compensation
Name and Principal Position   Year      $         $         $ (1)            #               $
---------------------------  ------  --------  ------  ------------  ----------------  -------------
Mark J. Gorman                 2005   275,000  66,000         2,865          5,968        15,900 (3)
  Chief Executive Officer      2004   275,000   6,793        66,810          5,615        15,150 (4)
    and President              2003   275,000   4,070        12,755         23,620        15,174 (5)

Ross A. Benavides              2005   185,000  44,400         1,927          4,015        14,368 (6)
  Chief Financial Officer,     2004   185,000   4,570        44,942          3,777        14,230 (7)
    General Counsel and
    Secretary                  2003   185,000   2,738         8,580         15,889        13,977 (8)

Kerry W. Mazoch                2005   175,000  42,000         1,823          3,798        13,474 (9)
  Vice President, Crude        2004   175,000   4,323        42,513          3,573        13,392 (10)
    Oil Acquisitions           2003   175,000   2,590         8,116         15,030        13,197 (11)

Karen N. Pape                  2005   141,500  33,960         1,474          3,071        11,025 (12)
  Vice President and           2004   141,500   3,495        34,375          2,889        10,920 (13)
    Controller                 2003   141,500   2,094         6,563         12,153        10,707 (14)

(1) Represents the value deemed to have been "earned" during the year under the Stock Appreciation Rights Plan discussed below. No Named Officer had other "Perquisites and Other Personal Benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus.

(2) SARs are Stock Appreciation Rights. See additional information in the table below.

(3) Includes $9,450 of Company-matching contributions to a defined contribution plan, $6,300 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(4) Includes $9,000 of Company-matching contributions to a defined contribution plan, $6,000 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(5) Includes $9,000 of Company-matching contributions to a defined contribution plan, $6,000 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(6) Includes $8,531 of Company-matching contributions to a defined contribution plan, $5,687 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(7) Includes $8,448 of Company-matching contributions to a defined contribution plan, $5,632 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(8) Includes $8,282 of Company-matching contributions to a defined contribution plan, $5,521 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(9) Includes $7,944 of Company-matching contributions to a defined contribution plan, $5,380 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(10) Includes $7,914 of Company-matching contributions to a defined contribution plan, $5,328 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(11) Includes $7,802 of Company-matching contributions to a defined contribution plan, $5,221 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

(12) Includes $6,525 of Company-matching contributions to a defined contribution plan, $4,350 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(13) Includes $6,462 of Company-matching contributions to a defined contribution plan, $4,308 of profit-sharing contributions to a defined contribution plan and $150 for annual term life insurance premiums.

(14) Includes $6,320 of Company matching contributions to a defined contribution plan, $4,213 of profit-sharing contributions to a defined contribution plan and $174 for annual term life insurance premiums.

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

      Upon vesting, the participant may exercise his rights to receive a cash payment equal to the difference between the average of the closing market price of our common units for the ten days preceding the date of exercise over the strike price of the right being exercised. The cash payment to the participant will be net of any applicable withholding taxes required by law. If the Committee determines, in its full discretion, that it would cause significant financial harm to the Partnership to make cash payments to participants who have exercised rights under the plan, then the Committee may authorize deferral of the cash payments until a later date.

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

      The following tables show the stock appreciation rights granted to the Executive Officers and the values of the stock appreciation rights at December 31, 2005. Information on rights granted to non-employee directors is included in the section entitled Director Compensation.

               SAR Grants During the Year Ended December 31, 2005

                                 Individual Grants
-------------------------------------------------------------------------------
                    Number of     Percent                   Grant                Potential realizable value at
                   Securities    of total                    date                  assumed annual rates of
                   underlying   SARs granted     Exercise  closing                 stock price appreciation
                      SARs      to employees      price     price   Expiration           for SAR term
                                                                                 -----------------------------
       Name        granted (#)  in fiscal year    $/Unit    $/Unit     date            5% ($)        10% ($)
-----------------  -----------  --------------  ---------  -------  -----------  ------------     ------------
Mark J. Gorman       5,968           5.9 %       11.17       11.65   12/31/2015        41,924          106,243
Ross A. Benavides    4,015           4.0 %       11.17       11.65   12/31/2015        28,204           71,475
Kerry W. Mazoch      3,798           3.8 %       11.17       11.65   12/31/2015        26,680           67,612
Karen N. Pape        3,071           3.0 %       11.17       11.65   12/31/2015        21,573           54,670

                        December 31, 2005 SAR Values (1)

                        Number of Common Units                Value of
                         underlying unexercised       unexercised in-the-money
                     SARs at December 31, 2005 (#)  SARs at December 31, 2005 ($)
                   -------------------------------  -------------------------------
       Name         Exercisable      Unexercisable   Exercisable   Unexercisable
-----------------  ------------      -------------  ------------   --------------
Mark J. Gorman           11,810             23,393        28,226           31,091
Ross A. Benavides         7,945             15,737        18,987           20,915
Kerry W. Mazoch           7,515             14,886        17,961           19,784
Karen N. Pape             6,077             12,037        14,523           15,997

(1)   None of the executive officers exercised any SARs during 2005.

   Bonus Plan

      In May 2003, the Compensation Committee of the Board of our general partner approved a Bonus Plan (the "Bonus Plan") for all employees of our general partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding employees for achieving financial performance objectives. The Bonus Plan is administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to employees each time our operating partnership earns $1.6 million of Available Cash before bonus expense. The amount allocated to the bonus pool increases for each $1.6 million earned, such that a maximum bonus pool of $2.3 million will exist if the Partnership earns $14.6 million of Available Cash. Beginning in 2006, the amount our operating partnership must earn will be increased to $2.0 million of Available Cash before bonus expense.

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

   Severance Protection Plan

      In June 2005, the Compensation Committee of the Board of Directors of our general partner approved the Genesis Energy Severance Protection Plan (the "Severance Plan") for employees of our general partner. The Severance Plan provides that a participant in the Plan is entitled to receive a severance benefit if his employment is terminated during the period beginning six months prior to a change in control and ending two years after a change in control, for any reason other than (x) termination by our general partner for cause or (y) termination by the participant for other than good reason. Termination by the participant for other than good reason would be triggered by a change in job status, a reduction in pay, or a requirement to relocate more than 25 miles.

      A change in control is defined in the Severance Plan. Generally, a change in control is a change in the control of Denbury, a disposition by Denbury of more than 50% of our general partner, or a transaction involving the disposition of substantially all of the assets of Genesis.

      The amount of severance is determined separately for three classes of participants. The first class, which includes the Chief Executive Officer and two other Executive Officers of Genesis, would receive a severance benefit equal to three times that participant's annual salary and bonus amounts. The second class, which includes the other Executive Officer of Genesis as well as certain other members of management, would receive a severance benefit equal to two times that participant's salary and bonus amounts. The third class of participant would receive a severance benefit based on the participant's salary and bonus amounts and length of service. Participants would also receive certain medical and dental benefits.

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

   Stock Appreciation Rights

      The non-employee directors received stock appreciation rights under the same terms as the Executive Officers. Grants issued to directors during 2005 were:

                     Number of
                     Securities
                    underlying    Exercise
                       SARs         price     Expiration
       Name          granted (#)    $/Unit       date
------------------  -----------   ----------  -----------
Gareth Roberts           651         11.17     12/31/2015
Ronald T. Evans          651         11.17     12/31/2015
Herbert I. Goodman       781         11.17     12/31/2015
Susan O. Rheney          868         11.17     12/31/2015
Phil Rykhoek             651         11.17     12/31/2015
J. Conley Stone          781         11.17     12/31/2015
Mark A. Worthey          651         11.17     12/31/2015

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

                                              Beneficial Ownership of Common Units
                                              ------------------------------------
                                                                     Percent
   Title of Class            Name             Number of Units        of Class
--------------------   -------------------    ---------------     ----------------
Genesis Energy, L.P.   Genesis Energy, Inc.      1,019,441              7.4
Common Unit            Gareth Roberts               10,000                *
                       Mark J. Gorman               25,525                *
                       Ronald T. Evans               1,000                *
                       Herbert I. Goodman            2,000                *
                       Susan O. Rheney                 700                *
                       Phil Rykhoek                  2,500                *
                       J. Conley Stone               2,000                *
                       Mark A. Worthey               1,600                *
                       Ross A. Benavides             9,283                *
                       Kerry W. Mazoch               8,669                *
                       Karen N. Pape                 3,386                *

                       All directors and
                       executive officers
                       as a group (11 in
                       number)
                                                    66,663                *

-----
* Less than 1%

      Each unitholder in the above table is believed to have sole voting and investment power with respect to the shares beneficially held. Included in the units held by Mark A. Worthey are 500 units held by his child. Included in the units held by Kerry W. Mazoch are 584 units held with his children.

      Beneficial Ownership of General Partner Interest

      Genesis Energy, Inc. owns all of our 2% general partner interest and all of our incentive distribution rights, in addition to 7.4% of our units. Genesis Energy, Inc. is a wholly-owned subsidiary of Denbury Resources, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Our General Partner

      Our operations are managed by, and our employees are employed by, Genesis Energy, Inc., our general partner. Our general partner does not receive any management fee or other compensation in connection with the management of our business, but is reimbursed for all direct and indirect expenses incurred on our behalf. During 2005, these reimbursements totaled $15.1 million. At December 31, 2005, we owed our general partner $1.1 million related to these services.

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

      Our general partner also owns 1,019,441 limited partner units and has the same rights and is entitled to receive distributions as the other limited partners with respect to those units.

      During 2005, our general partner received a total of $0.5 million from us as distributions on its limited partner units and for its general partner interest.

      Relationship with Denbury Resources, Inc.

      Historically, we have entered into transactions with Denbury and its subsidiaries to acquire assets. We have instituted specific procedures for evaluating and valuing our material transactions with Denbury and its subsidiaries. Before we consider entering into a transaction with Denbury or any of its subsidiaries, we determine whether the proposed transaction (1) would comply with the requirements under our credit facility, (2) would comply with substantive law, and (3) would be fair to us and our limited partners. In addition, our general partner's board of directors utilizes a Special Conflicts Committee comprised solely of independent directors. That committee:

      - evaluates and, where appropriate, negotiates the proposed transaction;

      - engages an independent financial advisor and independent legal counsel to assist with its evaluation of the proposed transaction; and

      - determines whether to reject or approve and recommend the proposed transaction.

   We will only consummate any proposed material acquisition or disposition with Denbury if, following our evaluation of the transaction, the Special Conflicts Committee approves and recommends the proposed transaction and our general partner's full board approves the transaction.

   During 2005, 2004 and 2003, we acquired CO(2) volumetric production payments and related wholesale marketing contracts from Denbury for $14.4 million, $4.7 million and $24.4 million, respectively. Additionally we enter into transactions with Denbury in the ordinary course of our operations. During 2005, these transactions included:

      -     Purchases of crude oil from Denbury totaling $4.6 million.

      -     Sales of crude oil to Denbury totaling $0.2 million.

      - Provision of transportation services for crude oil by truck totaling $0.8 million.

      - Provision of crude oil pipeline transportation services totaling $3.9 million.

      - Provision of crude oil from and CO(2) transportation to the Brookhaven field and crude oil from the Olive field for $1.2 million.

      - Provision of CO(2) transportation services to our wholesale industrial customers by Denbury's pipeline. The fees for this service totaled $3.5 million in 2005.

      - Provision of pipeline monitoring services to Denbury for its CO(2) pipelines totaling $30,000 in 2005.

      - Provision of services by Denbury officers as directors of our general partner. We paid Denbury $120,000 for these services in 2005.

   At December 31, 2005, we owed Denbury $1.9 million for purchases of crude oil and provision of CO(2) transportation services. Denbury owed us $0.5 million for crude oil trucking and pipeline transportation services.

   In 2002, we amended our partnership agreement to broaden the right of the common unitholders to remove our general partner. Prior to this amendment, the general partner could only be removed for cause and with approval by holders of two-thirds or more of the outstanding limited partner interests in GELP. As amended, the partnership agreement provides that, with the approval of at least a majority of the limited partners in GELP, the general partner also may be removed without cause. Any limited partner interests held by the general partner and its affiliates would be excluded from such a vote.

   The amendment further provides that if it is proposed that the removal is without cause and an affiliate of Denbury is the general partner to be removed and not proposed as a successor, then any action for removal must also provide for Denbury to be granted an option effective upon its removal to purchase our Mississippi pipeline system at a price that is 110 percent of its fair market value at that time. Denbury also has the right to purchase the Mississippi CO(2) pipeline to Brookhaven field at its fair market value at that time. Fair value is to be determined by agreement of two independent appraisers, one chosen by the successor general partner and the other by Denbury or if they are unable to agree, the mid-point of the values determined by them.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP.

                                                          2005             2004
                                                       ---------------------------
                                                              (in thousands)
Audit Fees (a).......................................  $     733         $     665
Audit-Related Fees (b)...............................         41                36
Tax-Related Fees.....................................         66                 -
                                                       ---------         ---------
Total................................................  $     840         $     701
                                                       =========         =========

(a)    Fees for audit services in 2005 consisted of:
            Audit of our annual financial statements
            Sarbanes-Oxley Section 404 audit work
            Audit of our general partner financial statements
            Reviews of our quarterly financial statements
            Audit of an equity joint venture

       Fees for audit services in 2004 consisted of:
            Audit of our annual financial statements
            Sarbanes-Oxley Section 404 audit work
            Audit of our general partner financial statements
            Reviews of our quarterly financial statements

(b)    Fees for audit-related services in 2005 consisted of:
            Financial accounting and reporting consultations
            Employee benefit plan audit.

       Fees for audit-related services in 2004 consisted of:
            Financial accounting and reporting consultations
            Sarbanes-Oxley Act, Section 404 advisory services
            Employee benefit plan audit.

(c)    Fees for tax services in 2005 consisted of:
           Tax return preparation
           Tax treatment consultations.

   Deloitte provided no tax services or other services to us in 2004. In 2005 Deloitte provided tax services, consisting of tax compliance and tax advice. In considering the nature of the services provided by Deloitte, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

   Pre-Approval Policy

   The services by Deloitte in 2005 and 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the "Disclosure Categories") that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the "Service List") expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1) and (2) Financial Statements and Financial Statement Schedules

   See "Index to Consolidated Financial Statements" set forth on page 67.

   (a)(3) Exhibits

            3.1 Certificate of Limited Partnership of Genesis Energy, L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 333-11545)

            3.2 Fourth Amended and Restated Agreement of Limited Partnership of Genesis (incorporated by reference to Exhibit 4.1 of Form 8-K dated June 15, 2005)

            3.3 Certificate of Limited Partnership of Genesis Crude Oil, L.P. (the "Operating Partnership") (incorporated by reference to
                  Exhibit 3.3 to Form 10-K for the year ended December 31, 1996)

            3.4 Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 15, 2005)

            10.1 Purchase & Sale and Contribution & Conveyance Agreement dated as of December 3, 1996 among Basis Petroleum, Inc. ("Basis"), Howell Corporation ("Howell"), certain subsidiaries of Howell, Genesis, the Operating Partnership and Genesis Energy, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1996)

            10.2 First Amendment to Purchase & Sale and Contribution & Conveyance Agreement (incorporated by reference to Exhibit
                  10.2 to Form 10-K for the year ended December 31, 1996)

            10.3 Credit Agreement dated as of June 1, 2004, between Genesis Crude Oil, L.P., Genesis Energy, Inc. Genesis Energy, L.P., Fleet National Bank and Certain Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2004)

            10.4 Consent and Amendment effective as of April 15, 2005, to the Credit Agreement dated as of June 1, 2004 among Genesis Crude Oil, L.P., Genesis Energy, Inc., Genesis Energy, L.P., Fleet National Bank and certain financial institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 7,
                  2005)

            10.5 Pipeline Sale and Purchase Agreement between TEPPCO Crude Pipeline, L.P. and Genesis Crude Oil, L.P. and Genesis Pipeline, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 31, 2003)

            10.6 Purchase and Sale Agreement between TEPPCO Crude Pipeline, L.P. and Genesis Crude Oil, L.P. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K dated October 31, 2003)

            10.7 Production Payment Purchase and Sale Agreement between Denbury Resources, Inc. and Genesis Crude Oil, L.P. executed November 14, 2003 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003)

            10.8 Carbon Dioxide Transportation Agreement between Denbury Resources, Inc. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003)

           10.9+ Genesis Energy, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2004)

          10.10+ Form of Stock Appreciation Rights Plan Grant Notice (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2004)

          10.11+  Summary of Director Compensation (incorporated by reference to
                  Exhibit 10.11 to Form 10-K for the year ended December 31,
                  2004)

        * 10.12+  Summary of Genesis Energy, Inc. Bonus Plan

          10.13+ Genesis Energy Severance Protection Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 2, 2005)

          10.14 Second Production Payment Purchase and Sale Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed August 26, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

          10.15 Second Carbon Dioxide Transportation Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

            10.16 Third Production Payment Purchase and Sale Agreement between
                  Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed October 11, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K dated October 11, 2005)

            10.17 Third Carbon Dioxide Transportation Agreement between Denbury
                  Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.3 to Form 8-K dated October 11,2005)

            11.1 Statement Regarding Computation of Per Share Earnings (See Notes 2 and 9 to the Consolidated Financial Statements)

      *     21.1 Subsidiaries of the Registrant

      *     23.1 Consent of Deloitte & Touche LLP

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

------
*     Filed herewith

+     A management contract or compensation plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of March, 2006.

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

      /s/ MARK J. GORMAN                Director, Chief Executive Officer  March 7, 2006
--------------------------------------             and President
           Mark J. Gorman                (Principal Executive Officer)

      /s/ ROSS A. BENAVIDES                  Chief Financial Officer,      March 7, 2006
--------------------------------------    General Counsel and Secretary
          Ross A. Benavides               (Principal Financial Officer)

      /s/ KAREN N. PAPE                  Vice President and Controller     March 7, 2006
--------------------------------------   (Principal Accounting Officer)
            Karen N. Pape

      /s/ GARETH ROBERTS                    Chairman of the Board and      March 7, 2006
--------------------------------------           Director
           Gareth Roberts

      /s/ RONALD T. EVANS                           Director               March 7, 2006
--------------------------------------
           Ronald T. Evans

      /s/ HERBERT I GOODMAN                         Director               March 7, 2006
--------------------------------------
           Herbert I. Goodman

      /s/ SUSAN O. RHENEY                           Director               March 7, 2006
--------------------------------------
             Susan O. Rheney

      /s/ PHIL RYKHOEK                              Director               March 7, 2006
--------------------------------------
              Phil Rykhoek

      /s/ J. CONLEY STONE                           Director               March 7, 2006
--------------------------------------
             J. Conley Stone

      /s/  MARK A. WORTHEY                          Director               March 7 2006
--------------------------------------
             Mark A. Worthey

                              GENESIS ENERGY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Registered Public Accounting Firm............................................     68

Consolidated Balance Sheets, December 31, 2005 and 2004............................................     69

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.........     70

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2005,
 2004 and 2003.....................................................................................     71

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.........     72

Consolidated Statements of Partners' Capital for the Years Ended December 31, 2005, 2004 and 2003..     73

Notes to Consolidated Financial Statements.........................................................     74

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, Inc. and Unitholders of Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, in connection with the required adoption of a new accounting principle in 2005, the Partnership changed its method of accounting for conditional asset retirement obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Houston, Texas

March 7, 2006

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                             December 31,        December 31,
                                                                                                2005                2004
                                                                                           ----------------      ------------
                                                  ASSETS

CURRENT ASSETS
   Cash and cash equivalents.......................................................        $          3,099      $      2,078
   Accounts receivable:
      Trade........................................................................                  82,119            68,737
      Related party................................................................                     515               584
   Inventories.....................................................................                     498             1,866
   Net investment in direct financing leases, net of unearned income - current
      portion......................................................................                     531               318
   Insurance receivable............................................................                   2,042             2,125
   Other...........................................................................                   1,645             1,688
                                                                                           ----------------      ------------
      Total current assets.........................................................                  90,449            77,396

FIXED ASSETS, at cost..............................................................                  69,708            73,023
   Less:  Accumulated depreciation.................................................                 (35,939)          (39,237)
                                                                                           ----------------      ------------
      Net fixed assets.............................................................                  33,769            33,786

NET INVESTMENT IN DIRECT FINANCING
   LEASES, net of unearned income..................................................                   5,941             4,247
CO(2) ASSETS, net of amortization..................................................                  37,648            26,344
INVESTMENT IN T&P SYNGAS SUPPLY COMPANY............................................                  13,042                 -
OTHER ASSETS, net of amortization..................................................                     928             1,381
                                                                                           ----------------      ------------

TOTAL ASSETS.......................................................................        $        181,777      $    143,154
                                                                                           ================      ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable -
      Trade........................................................................        $         82,369      $     74,176
      Related party................................................................                   2,917             1,239
   Accrued liabilities.............................................................                   7,325             6,523
                                                                                           ----------------      ------------
      Total current liabilities....................................................                  92,611            81,938

LONG-TERM DEBT.....................................................................                       -            15,300
OTHER LONG-TERM LIABILITIES........................................................                     955               160
COMMITMENTS AND CONTINGENCIES (Note 18)
MINORITY INTERESTS.................................................................                     522               517

PARTNERS' CAPITAL
   Common unitholders, 13,784 and 9,314 units issued and outstanding at 2005 and
      2004, respectively...........................................................                  85,870            44,326
   General partner.................................................................                   1,819               913
                                                                                           ----------------      ------------
      Total partners' capital......................................................                  87,689            45,239
                                                                                           ----------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL............................................        $        181,777      $    143,154
                                                                                           ================      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)

                                                                                             Year Ended December 31,
                                                                           --------------------------------------------------------
                                                                              2005                    2004                  2003
                                                                           -------------          ----------            -----------
REVENUES:
   Crude oil gathering and marketing:
      Unrelated parties (including revenues from buy/sell arrangements of $365,067,$296,329, and $177,244 in 2005, 2004 and 2003,
        respectively)..................................................    $   1,037,577          $  901,689            $   641,684
      Related parties..................................................              972                 213                      -
   Pipeline transportation, including natural gas sales:
      Unrelated parties................................................           24,297              15,506                 15,134
      Related parties..................................................            4,591               1,174                      -
   CO(2) marketing revenues............................................           11,302               8,561                  1,079
                                                                           -------------          ----------            -----------
        Total revenues.................................................        1,078,739             927,143                657,897
COSTS AND EXPENSES:
   Crude oil costs:
      Unrelated parties (including crude oil costs from buy/sell arrangements of $363,208, $295,380, and $176,953 in 2005,
        2004 and 2003, respectively)...................................        1,014,249             805,990                562,626
      Related parties..................................................            4,647              77,998                 59,653
      Field operating..................................................           15,992              13,880                 11,497
   Pipeline transportation costs:
      Pipeline operating costs.........................................            9,741               8,137                 10,026
      Natural gas purchases............................................            9,343                   -                      -
      CO(2) marketing costs:
      Transportation costs - related party.............................            3,501               2,694                    355
      Other costs......................................................              148                 105
   General and administrative..........................................            9,656              11,031                  8,768
   Depreciation and amortization.......................................            6,721               7,298                  4,641
   Net (gain) loss on disposal of surplus assets.......................             (479)                 33                  (236)
                                                                           -------------          ----------            -----------
        Total costs and expenses.......................................        1,073,519             927,166                657,330
                                                                           -------------          ----------            -----------
OPERATING INCOME (LOSS)................................................            5,220                 (23)                   567
OTHER INCOME (EXPENSE):
   Equity in earnings of investment in T&P Syngas......................              501                   -                      -
   Interest income.....................................................               71                  44                     34
   Interest expense....................................................           (2,103)               (970)                (1,020)
                                                                           -------------          ----------            -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............................            3,689                (949)                  (419)
Discontinued operations:
Income (loss) from operations from discontinued Texas System
   (including gain on disposal of $13,028 in 2003) before minority
   interests...........................................................              312                (463)                13,742
Minority interests in discontinued operations..........................                -                   -                      1
                                                                           -------------          ----------            -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.............................              312                (463)                13,741
CUMULATIVE EFFECT ADJUSTMENT...........................................            (586)                   -                      -
                                                                           -------------          ----------            -----------
NET INCOME (LOSS)......................................................    $       3,415          $   (1,412)           $    13,322
                                                                           =============          ==========            ===========

                              GENESIS ENERGY, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS-CONTINUED
                     (In thousands, except per unit amounts)

                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                               2005                2004                   2003
                                                                         -------------          ----------            -----------
NET INCOME (LOSS) PER COMMON UNIT-BASIC AND DILUTED:
      Income (loss) from continuing operations........................   $        0.38          $    (0.10)           $     (0.05)
      Income (loss) from discontinued operations......................            0.03               (0.05)                  1.55
      Cumulative effect adjustment....................................           (0.06)                  -                      -
                                                                         -------------          ----------            -----------
        NET INCOME (LOSS).............................................   $        0.35          $    (0.15)           $      1.50
                                                                         =============          ==========            ===========

Weighted average number of common units outstanding...................           9,547               9,314                  8,715
                                                                         =============          ==========            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                              2005                 2004                   2003
                                                                         -------------          ----------            -----------

NET INCOME (LOSS)...................................................     $       3,415          $   (1,412)           $    13,322
OTHER COMPREHENSIVE INCOME:
   Change in fair value of derivatives used for hedging purposes....                 -                   -                     39
                                                                         -------------          ----------            -----------
COMPREHENSIVE INCOME (LOSS).........................................     $       3,415          $   (1,412)           $    13,361
                                                                         =============          ==========            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                              2005                   2004                2003
                                                                         -------------          --------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...................................................  $       3,415          $   (1,412)           $    13,322
   Adjustments to reconcile net income to net cash
      provided by operating activities -
        Depreciation...................................................          3,579               4,846                  5,970
        Amortization of CO(2) contracts and covenant not-to-compete....          3,142               2,452                    534
        Amortization and write-off of credit facility issuance costs...            373                 373                  1,031
        Amortization of unearned income on direct financing leases.....           (689)                (36)                     -
        Payments received under direct financing leases................          1,185                  75                      -
        Equity in earnings of investment in T&P Syngas.................           (501)                  -                      -
        Distributions from T&P Syngas - return on investment...........            435                   -                      -
        (Gain) loss on disposal of assets..............................           (791)                 33                (13,264)
        Minority interests equity in earnings..........................              -                   -                      1
        Cumulative effect adjustment...................................            586                   -                      -
        Other non-cash (credits) charges...............................            (54)              1,151                    267
        Changes in components of working capital -
          Accounts receivable..........................................        (13,313)             (2,589)                13,932
          Inventories..................................................            790              (1,170)                 3,758
          Other current assets.........................................            132              13,251                (11,654)
          Accounts payable.............................................         10,431               7,525                (20,211)
          Accrued liabilities..........................................            770             (14,797)                11,007
                                                                         -------------          ----------            -----------
Net cash provided by operating activities..............................          9,490               9,702                  4,693

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.................................         (6,106)             (8,322)                (4,910)
   CO(2) contracts acquisition.........................................        (14,446)             (4,723)               (24,401)
   Investment in T&P Syngas Supply Company.............................        (13,418)                  -                      -
   Distributions from T&P Syngas - return of investment................            388                   -                      -
   Proceeds from disposal of assets....................................          1,585                 112                 22,341
   Other, net  ........................................................            188                 128                    (24)
                                                                         -------------          ----------            -----------
Net cash used in investing activities..................................        (31,809)            (12,805)                (6,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank (repayments) borrowings, net...................................        (15,300)              8,300                  1,500
   Other, net  ........................................................           (400)                541                      -
   Credit facility issuance fees.......................................              -                (826)                (1,093)
   Issuance of limited and general partner interests, net..............         44,833                   -                  5,012
   Minority interests contributions....................................              5                   -                      1
   Distributions to common unitholders.................................         (5,682)             (5,589)                (1,294)
   Distributions to general partner....................................           (116)               (114)                   (27)
                                                                         -------------          ----------            -----------
   Net cash provided by financing activities...........................         23,340               2,312                  4,099

Net increase (decrease) in cash and cash equivalents...................          1,021                (791)                 1,798
Cash and cash equivalents at beginning of period.......................          2,078               2,869                  1,071
                                                                         -------------          ----------            -----------

Cash and cash equivalents at end of period.............................  $       3,099          $    2,078            $     2,869
                                                                         =============          ==========            ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                                                           Partners' Capital
                                          ---------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                           Number of                                                  Other
                                             Common            Common            General          Comprehensive
                                             Units           Unitholders         Partner             Income              Total
                                          ------------     --------------     ------------        -------------       ------------
Partners' capital, January 1, 2003.....          8,625     $       34,626     $        715        $         (39)      $     35,302
Net income ............................              -             13,055              267                    -             13,322
Cash distributions ....................              -             (1,294)             (27)                   -             (1,321)
Issuance of units .....................            689              4,912              100                    -              5,012
Change in fair value of derivatives
  used for hedging purposes ...........              -                  -                -                   39                 39
                                          ------------     --------------     ------------        -------------       ------------
Partners' capital, December 31, 2003...          9,314             51,299            1,055                    -             52,354
Net income ............................              -             (1,384)             (28)                   -             (1,412)
Cash distributions ....................              -             (5,589)            (114)                   -             (5,703)
                                          ------------     --------------     ------------        -------------       ------------
Partners' capital, December 31, 2004...          9,314             44,326              913                    -             45,239
Net income ............................              -              3,347               68                    -              3,415
Cash distributions ....................              -             (5,682)            (116)                   -             (5,798)
Issuance of units .....................          4,470             43,879              954                    -             44,833
                                          ------------     --------------     ------------        -------------       ------------
Partners' capital, December 31, 2005...         13,784     $       85,870     $      1,819        $           -       $     87,689
                                          ============     ==============     ============        =============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      We are a publicly traded Delaware limited partnership formed in December 1996. Our operations are conducted through our operating subsidiary, Genesis Crude Oil, L.P., and its subsidiary partnerships. We are engaged in pipeline transportation of crude oil, and, to a lesser degree, natural gas and carbon dioxide (CO(2)), crude oil gathering and marketing, and we engage in industrial gas activities, including wholesale marketing of CO(2) and processing of syngas through a joint venture. Our assets are located in the United States Gulf Coast area.

      Our 2% general partner interest is held by Genesis Energy, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Denbury Resources Inc. Denbury and its subsidiaries are hereafter referred to as Denbury. Our general partner also owns a 7.25% interest in us through limited partner interests.

      Our general partner manages our operations and activities and employs our officers and personnel, who devote 100% of their efforts to our management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation and Presentation

      The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2005 and 2004 and our results of operations, cash flows and changes in partners' capital for the years ended December 31, 2005, 2004 and 2003, and changes in comprehensive income for the years ended December 31, 2005, 2004 and 2003. All significant intercompany transactions have been eliminated. The accompanying consolidated financial statements include Genesis Energy, L.P., its operating subsidiary and its subsidiary partnerships. Our general partner owns a 0.01% general partner interest in Genesis Crude Oil, L.P., which is reflected in our financial statements as a minority interest.

      In 2005, we acquired a 50% interest in T&P Syngas Supply Company. This investment is accounted for by the equity method, as we exercise significant influence over its operating and financial policies. See Note 7.

      No provision for income taxes related to our operations is included in the accompanying consolidated financial statements; as such income will be taxable directly to the partners holding partnership interests.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         We account for asset retirement obligations by capitalizing the present value of the estimated future obligations as part of the cost of the related long-lived asset and subsequently allocating the capitalized value to expense systematically as with depreciation. Accretion of the discount increases the liability and is recorded to expense. See Note 4 regarding asset retirement obligations.

      Direct Financing Leasing Arrangements

         We lease three pipelines to Denbury under direct financing leases. These leases to Denbury of pipeline segments will expire in eight to ten years.

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

      CO(2) and Other Assets

         Other assets consist primarily of CO(2) assets, deferred credit facility fees and intangibles. The CO(2) assets include three volumetric production payments and long-term contracts to sell the CO(2) volume. The contract values are being amortized on a units-of-production method. See Note 6.

         We are amortizing the deferred credit facility fees over the period the facility is in effect. Intangibles included a covenant not to compete, which was amortized over five years ending during 2003.

      Environmental Liabilities

         We provide for the estimated costs of environmental contingencies when liabilities are probable to occur and reasonable estimates can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.

      Stock Appreciation Rights Plan

         Upon exercise, a participant in our stock appreciation rights plan receives a cash payment calculated as the difference between the average of the closing market price of our common units for the ten days preceding the date of exercise over the strike price of the right being exercised. We accrue a liability for the difference between the market price at the balance sheet date and the strike price of each outstanding stock appreciation right, to the extent that the difference is positive. See Note 14.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Beginning in 2006, we will account for our stock appreciation rights plan in accordance with SFAS No. 123 (revised December 2004), "Share-Based Payment". The adoption of this statement will require that the compensation cost associated with our stock appreciation rights plans be re-measured each reporting period based on the fair value of the rights. See "Recent and Proposed Accounting Pronouncements" below.

      Revenue Recognition

         Revenues from gathering and marketing of crude oil and natural gas are recognized when title to the crude oil or natural gas is transferred to the customer. Revenues from transportation of crude oil or natural gas by our pipelines are recognized upon delivery of the barrels to the location designated by the shipper. Pipeline loss allowance revenues are recognized to the extent that pipeline loss allowances charged to shippers exceed pipeline measurement losses for the period based upon the fair market value of the crude oil upon which the allowance is based.

         Income from direct financing leases is being recognized ratably over the term of the leases and is included in pipeline revenues.

         Revenues from CO(2) marketing activities are recorded when title transfers to the customer at the inlet meter of the customer's facility.

      Cost of Sales

         Crude oil cost of sales consists of the cost of crude oil and field operating expenses. Pipeline transportation costs consist of pipeline operating expenses and the cost of natural gas. Field and pipeline operating expenses consist primarily of labor costs for drivers and pipeline field personnel, truck rental costs, fuel and maintenance, utilities, insurance and property taxes.

         We enter into buy/sell arrangements that are accounted for on a gross basis in our statements of operations as revenues and costs of crude. These transactions are contractual arrangements that establish the terms of the purchase of a particular grade of crude oil at a specified location and the sale of a particular grade of crude oil at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract, or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single counterparty. Both transactions require physical delivery of the crude oil and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force (EITF) Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," we will reflect these amounts of revenues and purchases as a net amount in our consolidated statements of operations beginning in 2006. Additionally, our reported crude oil gathering and marketing revenues from unrelated parties for the year ended December 31, 2005 would be reduced by $365 million to $673 million. Our reported crude oil costs from unrelated parties for the year ended December 31, 2005, would be reduced by $363 million to $651 million. We do not believe this change will have any affect on operating income, net income or cash flows.

         Cost of sales for the CO(2) marketing activities consists of a transportation fee charged by Denbury ($0.16 per Mcf, adjusted annually for inflation) to transport the CO(2) to the customer through Denbury's pipeline and insurance costs.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Net Income Per Common Unit

         Basic and diluted net income per common unit is calculated on the weighted average number of outstanding common units, after exclusion of the 2 percent general partner interest from net income. The weighted average number of common units outstanding was 9,546,529, 9,313,811, and 8,714,845 for the years ended December 31, 2005, 2004 and 2003, respectively. Diluted net income per common unit did not differ from basic net income per common unit for any period presented. See Note 9 for a computation of net (loss) income per common unit.

      Recent and Proposed Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payment". This statement replaces SFAS No. 123 and requires that compensation costs related to share-based payment transactions be recognized in the financial statements. This statement is effective for us in the first quarter of 2006. The adoption of this statement will require that the compensation cost associated with our stock appreciation rights plans be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123 (R), we accounted for the stock appreciation rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. Under SFAS 123 (R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates. At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. Two significant factors in determining the fair value of this liability under FAS 123(R) are the expected volatility of the market price for our common units, which we expect to increase the recorded liability, and the expected rate of employee forfeitures of rights granted due to termination of employment, which is expected to decrease the liability. Another factor impacting the fair value is the expected life of the rights, which is the period of time we would expect between the date when the rights vest and when the employee exercises the rights. We have not completed the calculation of the impact of the adoption of FAS 123(R) on our financial position or results of operations and such impact cannot be estimated; however we do not expect it to have any effect on our cash flows.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

      Inventories consisted of the following (in thousands).

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                        2005                    2004
                                                                                   ----------------        ----------------
Crude oil inventories, at lower of cost or market...............................   $            411        $          1,802
Fuel and supplies inventories, at lower of cost or market.......................                 87                      64
                                                                                   ----------------        ----------------
    Total inventories...........................................................   $            498        $          1,866
                                                                                   ================        ================

4.  FIXED ASSETS AND ASSET RETIREMENT OBLIGATIONS

      Fixed Assets

      Fixed assets consisted of the following (in thousands).

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                        2005                    2004
                                                                                   ----------------        ----------------
Land and buildings..............................................................   $            967        $          1,167
Pipelines and related assets....................................................             57,706                  60,296
Vehicles and transportation equipment...........................................              1,169                   1,416
Office equipment, furniture and fixtures........................................              2,724                   2,791
Construction in progress........................................................                  -                     841
Other   ........................................................................              7,142                   6,512
                                                                                   ----------------        ----------------
                                                                                             69,708                  73,023
Less - Accumulated depreciation.................................................            (35,939)                (39,237)
                                                                                   -----------------       ----------------
Net fixed assets................................................................   $         33,769        $         33,786
                                                                                   ================        ================

      In 2005 and 2004, $35,000 and $76,000 of interest cost, respectively, was capitalized related to the construction of pipelines and related assets. No interest was capitalized in 2003.

      Depreciation expense, including discontinued operations, was $3,579,000, $4,846,000, and $5,970,000 for the years ended December 31, 2005, 2004, and
2003, respectively. In 2004, depreciation expense included $933,000 of impairment recorded to value the Liberty to Baton Rouge segment of our Mississippi System at its estimated salvage value.

      Asset Retirement Obligations

      In 2003, we recorded a charge of $700,000 for an accrual for the removal of an abandoned offshore pipeline. In 2004, we received permission to abandon the pipeline in place, and reversed the amount of the accrual that had not been spent. Additionally, in 2004, we agreed to remove certain pipeline facilities from land we sold. This obligation was completed in 2005.

      On December 31, 2005, we adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarified that the term "conditional asset retirement obligation", as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within our control. Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

      Upon adoption of FIN 47, we recorded a fixed asset and a liability for the estimated fair value of the asset retirement obligations at the time we acquired the related assets. This $0.3 million fixed asset is being depreciated over the life of the related assets. The accretion of the discount on the liability and the depreciation through December 31, 2005 were recorded in the statement of operations as a cumulative effect adjustment totaling $0.5 million. Additionally, we reflected our share of the asset retirement obligation recorded in accordance with FIN 47 of our equity method joint venture as a cumulative affect adjustment of $0.1 million.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of our liability for asset retirement obligations is as follows (in thousands):

Asset retirement obligations as of December 31, 2004.......................................    $    146
Addition to asset retirement obligations due to FIN 47.....................................         651
Asset retirement liability obligations incurred during 2005................................          34
Asset retirement obligations settled during 2005...........................................        (183)
Revisions to asset retirement obligations..................................................           9
                                                                                               --------
Asset retirement obligations as of December 31, 2005........................................   $    657
                                                                                               ========

      The pro forma impact for the periods ended December 31, 2005, 2004 and 2003 of the adoption of FIN 47 if it had been adopted at the beginning of each of those periods is as follows:

                                                                                                   Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                      2005                2004               2003
                                                                                ----------------    ----------------    -----------
                                                                                                        (Unaudited)
                                                                                                      (in thousands)
Income (loss) from continuing operations - as reported......................    $          3,689    $           (949)   $      (419)
Impact of change in accounting principle....................................                 (85)                (67)           (63)
                                                                                ----------------    ----------------    -----------
Pro forma income (loss) from continuing operations..........................    $          3,604    $         (1,016)   $      (482)
                                                                                ================    ================    ===========

Net income (loss) - as reported.............................................    $          3,415    $         (1,412)   $    13,322
Add back cumulative effect adjustment.......................................                 586                   -              -
Impact of change in accounting principle....................................                 (85)                (67)           (63)
                                                                                ----------------   ----------------     -----------
Pro forma net income (loss).................................................    $          3,916    $         (1,479)   $    13,259
                                                                                ================    ================    ===========

Basic and diluted net income per common unit:
    Income from continuing operations - as reported.........................    $           0.38    $          (0.10)   $     (0.05)
    Impact of change in accounting principle................................               (0.01)              (0.01)          0.00
                                                                                ----------------    ----------------    -----------
    Pro forma income from continuing operations.............................    $           0.37    $          (0.11)   $     (0.05)
                                                                                ================    ================    ===========

    Net income  - as reported...............................................    $           0.35    $          (0.15)   $      1.50
    Impact of change in accounting principle and add
       back of cumulative effect adjustment.................................                0.05               (0.01)         (0.01)
                                                                                ----------------    ----------------    -----------
    Pro forma net income....................................................    $           0.40    $          (0.16)   $      1.49
                                                                                ================    ================    ===========

5. NET INVESTMENT IN DIRECT FINANCING LEASES

      In the fourth quarter of 2004, we constructed two segments of crude oil pipeline and a CO2 pipeline segment to transport crude oil from and CO2 to producing fields operated by Denbury. Denbury pays us a minimum payment each month for the right to use these pipeline segments. These arrangements have been accounted for as direct financing leases.

      The following table lists the components of the net investment in direct financing leases (in thousands):

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                        2005                    2004
                                                                                   ----------------        ----------------
Total minimum lease payments to be received.....................................   $          9,410        $          6,806
Estimated residual values of leased property (unguaranteed)                                   1,287                   1,092
Less unearned income                                                                         (4,225)                 (3,333)
                                                                                   ----------------        ----------------
Net investment in direct financing leases.......................................   $          6,472        $          4,565
                                                                                   ================        ================

      At December 31, 2005, minimum lease payments to be received for each of the five succeeding fiscal years are $1.2 million per year.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CO(2) AND OTHER ASSETS

      Carbon Dioxide (CO(2)) Assets

      CO(2) assets consisted of the following (in thousands).

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                         2005                    2004
                                                                                   ----------------        ----------------
CO(2) volumetric production payments............................................   $         43,570        $         29,124
Less - Accumulated amortization                                                              (5,922)                 (2,780)
                                                                                   ----------------        ----------------
Net CO(2) assets................................................................   $         37,648        $         26,344
                                                                                   ================        ================

      The volumetric production payments entitle us to a maximum daily quantity of CO(2) of 92,625 million cubic feet (Mcf) per day through December 31, 2009, 83,125 Mcf per day for the calendar years 2010 through 2012 and 65,125 Mcf per day beginning in 2013 until we have received all volumes under the production payments. Under the terms of transportation agreements with Denbury, Denbury will process and deliver this CO(2) to our industrial customers and receive a fee of $0.16 per Mcf, subject to inflationary adjustments.

      The terms of the contracts with the industrial customers include minimum take-or-pay and maximum delivery volumes. The seven industrial contracts expire at various dates between 2010 and 2016.

      The CO(2) assets are being amortized on a units-of-production method. After purchase price adjustments, we had 276.7 Bcf of CO(2) at acquisition, and the total $43.6 million cost is being amortized based on the volume of CO(2) sold each month. For 2005 and 2004, we recorded amortization of $3,142,000 and $2,452,000, respectively. For the two months in 2003 when we owned the CO(2) assets, we recorded amortization of $328,000. We have 237.1 Bcf of CO(2) remaining under the volumetric production payments at December 31, 2005. Based on the historical deliveries of CO(2) to the customers (which have exceeded minimum take-or-pay volumes), we would expect that amortization for the next five years to be approximately $4,186,000 annually.

      Other Assets

      Other assets consisted of the following (in thousands).

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                         2005                    2004
                                                                                   ----------------        ----------------
Credit facility fees............................................................   $          1,491        $          1,491
Other...........................................................................                 28                     108
                                                                                   ----------------        ----------------
                                                                                              1,519                   1,599
Less - Accumulated amortization.................................................               (591)                   (218)
                                                                                   ----------------        ----------------
Net other assets................................................................   $            928        $          1,381
                                                                                   ================        ================

      Amortization expense of credit facility fees for the years ended December 31, 2005, 2004 and 2003 was $373,000, $373,000, and $298,000, respectively
Additionally, in 2003, we charged to expense $733,000 of fees related to the facility that existed at the end of 2002.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which we adopted January 1, 2002, we test other intangible assets periodically to determine if impairment has occurred. An impairment loss is recognized for intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. As of December 31, 2005, no impairment has occurred of our remaining intangible assets.

      We had a covenant-not-to-compete that was amortized over a five-year period that expired in 2003. Amortization expense for the covenant-not-to-compete was $205,000 for the year ended December 31, 2003.

7. INVESTMENT IN T&P SYNGAS SUPPLY COMPANY

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

steam. Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility under a long-term processing agreement. T&P Syngas receives a processing fee for its services. Praxair operates the facility.

      We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting. We reflect in our consolidated statements of operations our equity in T&P Syngas' net income, net of the amortization of the excess of our investment over our share of partners' capital of T&P Syngas. We paid $4.0 million more for our interest in T&P Syngas than our share of partners' capital on the balance sheet of T&P Syngas at the date of the acquisition. This excess amount of the purchase price over the equity in T&P Syngas is being amortized using the straight-line method over the remaining useful life of the assets of T&P Syngas of eleven years. Our consolidated statements of operations for the year ended December 31, 2005 included $765,000 as our share of the operating earnings of T&P Syngas for the period beginning April 1, 2005, reduced by amortization of the excess purchase price of $264,000. Additionally, our consolidated statements of operations include our share of the cumulative effect adjustment to record asset retirement obligations of $54,000 of T&P Syngas.

      The table below reflects summarized financial information for T&P Syngas at December 31, 2005, for the period since we acquired our interest in T&P Syngas.

                                                                                   Nine Months Ended
                                                                                   December 31, 2005
                                                                                   -----------------
                                                                                    (in thousands)
Revenues........................................................................      $     3,073
Operating expenses and depreciation.............................................           (1,553)
Other income....................................................................                9
Cumulative effect adjustment for adoption of accounting change..................             (108)
                                                                                      -----------
Net income......................................................................      $     1,421
                                                                                      ===========

                                                                                   December 31, 2005
                                                                                   -----------------
                                                                                    (in thousands)
Current assets..................................................................       $    1,358
Non-current assets..............................................................           16,956
                                                                                       ----------
Total assets....................................................................       $   18,314
                                                                                       ==========

Current liabilities.............................................................       $    1,016
Partners' capital...............................................................           17,298
                                                                                       ----------
Total liabilities and partners' capital.........................................       $   18,314
                                                                                       ==========

      The following pro forma information represents the effects on our consolidated statements of operations assuming the investment in T&P Syngas had occurred at the beginning of each period presented:

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                     2005                2004               2003
                                                                                ------------        -------------       -----------
                                                                                                     (Unaudited)
                                                                                       (in thousands, except per unit amounts)
Revenues...............................................................         $  1,078,739       $     927,143       $    657,897
Operating income (loss)................................................         $      5,220       $         (23)      $        567
Equity in earnings of T&P Syngas.......................................         $        751       $         664       $        724
Net interest expense...................................................         $     (2,255)      $      (1,649)      $     (1,466)
Income (loss) from continuing operations...............................         $      3,716       $      (1,008)      $       (175)
Net income (loss)......................................................         $      3,442       $      (1,471)      $     13,366

Basic and diluted net income (loss) per common unit:

    Income (loss) from continuing operations...........................         $       0.38       $       (0.11)      $      (0.02)
    Income (loss) from discontinued operations..............................            0.03               (0.05)              1.55
    Cumulative effect adjustment............................................           (0.05)                  -                  -
                                                                                ------------       -------------       ------------
    Net income (loss).......................................................    $       0.36       $       (0.16)      $       1.53
                                                                                ============       =============       ============

8. DEBT

      We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility is composed of two components - up to $15 million for loans and up to $35 million for letters of credit. In total we may borrow up to $65 million in loans under our credit facility. At December 31, 2005, we had $10.1 million in letters of credit outstanding under the working capital portion. We had no debt outstanding under the working capital or acquisition portions of our credit facility, as we paid off the balances with the proceeds of our limited partner unit offering completed in December 2005. At December 31, 2004, we had $15.3 million borrowed under the working capital portion and no debt outstanding under the acquisition portion of our credit facility. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

      The aggregate amount that we may have outstanding at any time in loans and letters of credit under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At December 31, 2005, the borrowing base was $33.0 million. The total amount available for borrowings at December 31, 2005 was $15.0 million under the working capital portion and $50.0 million under the acquisition portion of our credit facility.

      The key terms of the Credit Facility are as follows:

         - Letter of credit fees are based on the usage of the working capital portion of the Credit Facility in relation to the borrowing base and will range from 1.75% to 2.75%. The rate can fluctuate daily. At December 31, 2005, the rate was 1.75%.

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

         - We pay a commitment fee on the unused portion of the $100 million commitment. The commitment fee on the working capital portion is based on the usage of that portion of the Credit Facility in relation to the borrowing base and will range from 0.375% to 0.50%. At December 31, 2005, the commitment fee rate was 0.375%. The commitment fee rate on the acquisition portion is 0.50%.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         - Collateral under the Credit Facility consists of our accounts receivable, inventory, cash accounts, margin accounts and fixed assets.

      Certain restrictive covenants in the credit facility limit our ability to make distributions to our unitholders and the general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows (as adjusted in accordance with the credit facility), less maintenance capital expenditures, to the sum of interest expense and distributions. At December 31, 2005, the calculation resulted in a ratio of 1.3 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At December 31, 2005, the result of this calculation was $13.2 million. Our credit facility also requires that we meet certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants, we are otherwise not limited in making distributions.

9. PARTNERS' CAPITAL AND DISTRIBUTIONS

      Partners' Capital

         Partner's capital at December 31, 2005 consists of 13,784,441 common units, including 1,019,441 units owned by our general partner, representing a 98% aggregate ownership interest in the Partnership and its subsidiaries, (after giving affect to the general partner interest), and a 2% general partner interest.

         During the three years ended December 31, 2005, we issued new common units to the public and our general partner as follows:

                      Purchaser of                       Gross       Proceeds         GP                      Net
   Period             Common Units         Units      Unit Price    from Sale    Contributions     Costs    Proceeds
-------------        ---------------   ------------   ----------    ----------   -------------   --------   --------
                                         (in thousands, except per unit amounts)
December 2005        Public                   4,140   $    10.50    $   43,470   $     887       $  2,889   $ 41,468
December 2005        General Partner            331   $    9.975    $    3,298   $      67       $      -   $  3,365
November 2003        General Partner            689   $    7.150    $    4,925   $     101       $     14   $  5,012

         Our general partner owns all of our general partner interest, all of the 0.01% general partner interest in our operating partnership (which is reflected as a minority interest in the consolidated balance sheet at December 31, 2005) and operates our business.

         Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

      Distributions

         Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. Beginning with the distribution for the first quarter of 2003, we paid a regular quarterly distribution of $0.05 per unit ($0.4 million in total per quarter). For the fourth quarter of 2003, we increased our quarterly distribution to $0.15 per unit ($1.4 million in total), which was paid in February 2004. We paid distributions of $0.15 per unit ($1.4 million in total) for each quarter of 2004, and for the first two quarters of 2005. For the third quarter of 2005 we paid a distribution of $0.16 per unit ($1.5 million in total). In February 2006, we paid a distribution of $0.17 per unit ($2.4 million in total) for the fourth quarter of 2005.

         Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner generally is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through December 31, 2005.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net Income (Loss) Per Common Unit

      The following table sets forth the computation of basic net income (loss) per common unit for 2005, 2004, and 2003 (in thousands, except per unit amounts).

                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                        2005        2004        2003
                                                                      --------    --------    --------
Numerators for basic and diluted net income (loss) per common unit:
  Income (loss) from continuing operations ........................   $  3,689    $   (949)   $   (419)
  Less general partner 2% ownership ...............................         74         (19)         (8)
                                                                      --------    --------    --------
  Income (loss) from continuing operations available for
    common unitholders ............................................   $  3,615    $   (930)   $   (411)
                                                                      ========    ========    ========
  Income (loss) from discontinued operations ......................   $    312    $   (463)   $ 13,741
  Less general partner 2% ownership ...............................          6          (9)        275
                                                                      --------    --------    --------
  Income (loss) from discontinued operations available for
     common unitholders ...........................................   $    306    $   (454)   $ 13,466
                                                                      ========    ========    ========

  Loss from cumulative effect adjustment ..........................   $   (586)   $      -    $      -
  Less general partner 2% ownership ...............................        (12)          -           -
                                                                      --------    --------    --------
  Loss from cumulative effect adjustment available for
     common unitholders ...........................................   $   (574)   $      -    $      -
                                                                      ========    ========    ========
Denominator for basic and diluted per common unit - weighted
  average number of common units outstanding ......................      9,547       9,314       8,715
                                                                      ========    ========    ========

Basic and diluted net (loss) income per common unit:
  Income (loss) from continuing operations ....................       $   0.38    $  (0.10)   $  (0.05)
  Income (loss) from discontinued operations ....................         0.03       (0.05)       1.55
  Loss from cumulative effect adjustment ......................          (0.06)          -           -
                                                                      --------    --------    --------
  Net income (loss) ...........................................       $   0.35    $  (0.15)   $   1.50
                                                                      ========    ========    ========

10. BUSINESS SEGMENT INFORMATION

      Our operations consist of three operating segments: (1) Pipeline Transportation - interstate and intrastate crude oil, natural gas and CO(2) pipeline transportation; (2) Industrial Gases - the sale of CO(2) acquired under volumetric production payments to industrial customers and our investment in a syngas processing facility, and (3) Crude Oil Gathering and Marketing - the purchase and sale of crude oil at various points along the distribution chain. In prior periods, our Industrial Gases segment was called CO(2) Marketing. The tables below reflect all periods presented as though the current segment designations had existed, and include only continuing operations data.

      We evaluate segment performance based on segment margin. We calculate segment margin as revenues less costs of sales and operations expenses, and we include income from investments in joint ventures. We do not deduct depreciation and amortization. All of our revenues are derived from, and all of our assets are located in the United States. The pipeline transportation segment information includes the revenue, segment margin and assets of the direct financing leases. See Notes 2 and 5.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Crude Oil
                                                Pipeline      Industrial   Gathering and
                                             Transportation    Gases(a)       Marketing      Total
                                             --------------   ----------   -------------   ----------
                                                               (in thousands)
Year Ended December 31, 2005
Segment margin excluding depreciation and
  amortization (b).........................    $    9,804     $    8,154    $    3,661     $   21,619

Capital expenditures ......................    $    5,425     $   27,863    $      547     $   33,835
Maintenance capital expenditures ..........    $    1,256     $        -    $      287     $    1,543
Net fixed and other long-term
  assets (c)...............................    $   34,725     $   50,690    $    5,913     $   91,328

Revenues:

External Customers ........................    $   25,613     $   11,302    $1,038,549     $1,075,464

Intersegment (d) ..........................         3,275              -             -          3,275
                                               ----------     ----------    ----------     ----------
Total revenues of reportable segments .....    $   28,888     $   11,302    $1,038,549     $1,078,739
                                               ==========     ==========    ==========     ==========

Year Ended December 31, 2004

Segment margin excluding depreciation and
  amortization (b) ......................      $    8,543     $    5,762    $    4,034     $   18,339

Capital expenditures ......................    $    8,187     $    4,723    $      284     $   13,194

Maintenance capital expenditures ..........    $      655     $        -    $      284     $      939

Net fixed and other long-term
  assets (c)...............................    $   33,347     $   26,344    $    6,067     $   65,758

Revenues:

External Customers ........................    $   13,212     $    8,561    $  901,902     $  923,675

Intersegment (d)...........................         3,468              -             -          3,468
                                               ----------     ----------    ----------     ----------
Total revenues of reportable segments .....    $   16,680     $    8,561    $  901,902     $  927,143
                                               ==========     ==========    ==========     ==========

Year Ended December 31, 2003

Segment margin excluding depreciation and
  amortization (b) ........................    $    5,108            724    $    7,908     $   13,740

Capital expenditures ......................    $    2,302     $   24,401    $      635     $   27,338

Maintenance capital expenditures ..........    $    2,226     $        -    $      635     $    2,861

Net fixed and other long-term
  assets (c)..............................     $   29,351     $   24,073    $    5,480     $   58,904

Revenues:

External Customers ........................    $   11,799     $    1,079    $  641,684     $  654,562

Intersegment(d)............................         3,335              -             -          3,335
                                               ----------     ----------    ----------     ----------
Total revenues of reportable segments .....    $   15,134     $    1,079    $  641,684     $  657,897
                                               ==========     ==========    ==========     ==========

(a) Industrial gases includes our CO(2) marketing operations and the income from our investment in T&P Syngas Supply Company.

(b) Segment margin was calculated as revenues less cost of sales and operations expense. It includes our share of the operating income of equity joint ventures. A reconciliation of segment margin to income from continuing operations for each year presented is as follows:

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Year Ended December 31,
                                                  ------------------------------------------
                                                      2005           2004           2003
                                                  ------------   -----------    ------------
                                                              (in thousands)
Segment margin excluding depreciation and
  amortization.......................             $     21,619   $    18,339    $     13,740
General and administrative expenses............          9,656        11,031           8,768
Depreciation, amortization and impairment......          6,721         7,298           4,641
Net loss (gain) on disposal of surplus assets..           (479)           33            (236)
Interest expense, net..........................          2,032           926             986
                                                  ------------   -----------    ------------

Income (loss) from continuing operations.......   $      3,689   $      (949)   $       (419)
                                                  ============   ===========    ============

(c) Net fixed and other long-term assets are the measure used by management in evaluating the results of its operations on a segment basis. Current assets are not allocated to segments as the amounts are shared by the segments or are not meaningful in evaluating the success of the segment's operations.

(d)   Intersegment sales were conducted on an arm's length basis.

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

      We agreed not to compete with TEPPCO in a 40-county area in Texas surrounding the pipeline for a five year period. We retained responsibility for environmental matters related to the operations sold to TEPPCO for the period prior to October 31, 2003, subject to certain conditions. TEPPCO will pay the first $25,000 for any environmental claim up to an aggregate of $100,000. We would be responsible for any environmental claim in excess of these amounts up to an aggregate total of $2 million. TEPPCO has purchased an environmental insurance policy for amounts in excess of our $2 million responsibility and we reimbursed TEPPCO for one-half of the policy premium. Our responsibility to indemnify TEPPCO will cease in 2013.

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

      Operating results from the discontinued operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                              Year Ended December 31,
                                                          -------------------------------
                                                            2005       2004       2003
                                                          --------   --------    --------
                                                                  (in thousands)

Revenues ...............................................  $      -   $      -    $270,410
Total costs and expenses ...............................         -        463     269,696
                                                          --------   --------    --------
Operating (loss) income from discontinued operations ...         -       (463)        714
Gain on disposal of assets .............................       312          -      13,028
                                                          --------   --------    --------
(Loss) income from operations from discontinued
   Texas System before minority interests ..............  $    312   $   (463)   $ 13,742
                                                          ========   ========    ========

12. TRANSACTIONS WITH RELATED PARTIES

      Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Year Ended December 31,
                                                                 ------------------------
                                                                  2005     2004     2003
                                                                 ------   ------   ------
                                                                      (in thousands)
 Transactions with Denbury and our General Partner

Crude oil purchases from Denbury ............................     4,647   77,998   59,653
Crude oil sales to Denbury ..................................       176        -        -
Truck transportation services provided to Denbury ...........       796      213        -
Pipeline transportation services provided to Denbury ........     3,853    1,111        -
Payments received under direct financing lease from Denbury       1,186       76        -
Pipeline transportation income portion of direct financing
  lease fees ................................................       689       36        -
Pipeline monitoring services provided to Denbury ............        30       22        -
Directors' fees paid to Denbury .............................       120      120        -
CO(2) transportation services provided by Denbury ...........     3,501    2,694      355
Purchase of CO(2) volumetric payment from Denbury ...........    14,363    4,663   24,042
Operations, general and administrative services provided
by our general partner ......................................    15,145   14,065   16,028
Distributions to our general partner on its limited partner
  units and general partner interest ........................       536      527       27

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

      In September 2004, Denbury also became a shipper on our Mississippi pipeline. We also earned fees from Denbury under the direct financing lease arrangements for the Olive and Brookhaven crude oil pipelines and the Brookhaven CO(2) pipeline and recorded pipeline transportation income from these arrangements. See Note 5.

      We also provide pipeline monitoring services to Denbury. This revenue is included in pipeline revenues in the statement of operations.

   Directors' Fees

      We pay Denbury for the services of each of four of Denbury's officers who serve as directors of our general partner, the same rate at which our independent directors were paid.

   CO(2) Operations  and Transportation

      We acquired contracts, along with volumetric production payments, from Denbury in 2005, 2004 and 2003. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO(2) for us to our customers. See Note 6.

   Operations, General and Administrative Services

      We do not directly employ any persons to manage or operate our business. Those functions are provided by our general partner. We reimburse the general partner for all direct and indirect costs of these services.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Amounts due to and from Related Parties

      At December 31, 2005 and 2004, we owed Denbury $1.9 million and $1.2 million, respectively, for purchases of crude oil and CO(2) transportation charges. Denbury owed us $0.5 million and $0.4 million for transportation services at December 31, 2005 and 2004, respectively. We owed our general partner $1.1 million at December 31, 2005, for administrative services. We had advanced $0.1 million to our general partner at December 31, 2004 for administrative services.

   Financing

      Our general partner, a wholly owned subsidiary of Denbury, guarantees our obligations under our credit facility. Our general partner's principal assets are its general and limited partnership interests in us. The obligations are not guaranteed by Denbury or any of its other subsidiaries.

13. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash received by us for interest during the years ended December 31, 2005, 2004 and 2003 was $46,000, $44,000, and $34,000, respectively. Payments of interest and commitment fees were $1,468,000, $674,000, and $1,194,000, during the years ended December 31, 2005, 2004 and 2003, respectively.

      At December 31, 2005 and 2004, we had incurred liabilities for fixed asset additions totaling $14,000 and $149,000, respectively, that had not been paid at the end of the year and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

14. EMPLOYEE BENEFIT PLANS

      We do not directly employ any of the persons responsible for managing or operating our activities. Employees of our general partner provide those services and are covered by various retirement and other benefit plans.

      In order to encourage long-term savings and to provide additional funds for retirement to our employees, our general partner sponsors a profit-sharing and retirement savings plan. Under this plan, our general partner's matching contribution is calculated as an equal match of the first 3% of each employee's annual pretax contribution and 50% of the next 3% of each employee's annual pretax contribution. Our general partner also made a profit-sharing contribution of 3% of each eligible employee's total compensation (subject to IRS limitations). The expenses included in the consolidated statements of operations for costs relating to this plan were $620,000, $635,000, and $507,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      Our general partner also provided certain health care and survivor benefits for its active employees. Our health care benefit programs are self-insured, with a catastrophic insurance policy to limit our costs. Our general partner plans to continue self-insuring these plans in the future. The expenses included in the consolidated statements of operations for these benefits were $1,773,000, $1,219,000, and $1,368,000 in 2005, 2004 and 2003,
respectively.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      At December 31, 2005, awards of 596,128 rights were outstanding, of which 168,863 were vested on December 31, 2005. The value of the total rights outstanding at December 31, 2005 was $0.8 million. The vested rights had a value to participants of $0.4 million at December 31, 2005. In 2005, we recorded a non-cash credit of $0.5 million in general and administrative expense for the decrease in the value of the outstanding rights due to the decrease in the closing market price for common units between December 31, 2005 and December 31, 2004. In 2004 and 2003, we recorded non-cash expense of $1,151,000 and $228,000, respectively, for the increase in the value of the outstanding rights.

   Bonus Plan

      In March 2003, the Compensation Committee of the Board of Directors of our general partner approved a Bonus Plan (the "Bonus Plan") for all employees of the general partner. The Bonus Plan is designed to enhance the financial performance of the Partnership by rewarding all employees for achieving financial performance objectives. The Bonus Plan will be administered by the Compensation Committee. Under this plan, amounts will be allocated for the payment of bonuses to employees each time our operating partnership earns $1.6 million of available cash. The amount allocated to the bonus pool increases for each $1.6 million earned, such that a bonus pool of $2.3 million will exist if the Partnership earns $14.6 million of available cash. We accrued $1.2 million and $0.2 million for the bonus pool for 2005 and 2004, respectively.

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

   Severance Protection Plan

      In June 2005, the Compensation Committee of the Board of Directors of our general partner approved the Genesis Energy Severance Protection Plan (the "Severance Plan") for employees of our general partner. The Severance Plan provides that a participant in the Plan is entitled to receive a severance benefit if his employment is terminated during the period beginning six months prior to a change in control and ending two years after a change in control, for any reason other than (x) termination by our general partner for cause or (y) termination by the participant for other than good reason. Termination by the participant for other than good reason would be triggered by a change in job status, a reduction in pay, or a requirement to relocate more than 25 miles.

      A change in control is defined in the Severance Plan. Generally, a change in control is a change in the control of Denbury, a disposition by Denbury of more than 50% of our general partner, or a transaction involving the disposition of substantially all of the assets of Genesis.

      The amount of severance is determined separately for three classes of participants. The first class, which includes the Chief Executive Officer and two other Executive Officers of Genesis, would receive a severance benefit equal to three times that participant's annual salary and bonus amounts. The second class, which includes the other Executive Officer of Genesis as well as certain other members of management, would receive a severance benefit equal to two times that participant's salary and bonus amounts. The third class of participant would receive a severance benefit based on the participant's salary and bonus amounts and length of service. Participants would also receive certain medical and dental benefits.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. MAJOR CUSTOMERS AND CREDIT RISK

      Due to the nature of our crude oil operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of integrated and large independent energy companies with stable payment experience. The credit risk related to contracts which are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

      We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.

      Occidental Energy Marketing, Inc. and Shell Oil Company accounted for 26.5% and 12.5% of total revenues in 2005, respectively. Occidental Energy Marketing, Inc., Marathon Ashland Petroleum LLC and Plains Marketing, L.P. accounted for 20.4%, 12.8% and 10.0% of total revenues in 2004, respectively. Marathon Ashland Petroleum LLC, ExxonMobil Corporation and Shell Oil Company accounted for 22.5%, 15.4% and 11.0% of total revenues in 2003, respectively. The majority of the revenues from these five customers in all three years relate to our gathering and marketing operations.

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

17. DERIVATIVES

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

      We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133. At December 31, 2005, we had forward and futures contracts that were considered free-standing derivatives that are accounted for at fair value. The fair value of these contracts was determined based on the closing price for such contracts on December 31, 2005. We marked these contracts to fair value at December 31, 2005. During the year ended December 31, 2005, we recorded income of $14,000 related to derivative transactions, which are included in the consolidated statements of operations under the caption "Crude Oil Costs".

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the year ended December 31, 2005, we recognized gains, due to hedge ineffectiveness, on the fair value hedge of 60,000 barrels of inventory totaling $73,000. This gain is included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

      The consolidated balance sheet at December 31, 2005 includes an increase in other current assets of $6,000 as a result of these derivative transactions.

      We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at December 31, 2005, 2004 and 2003.

18. COMMITMENTS AND CONTINGENCIES

   Commitments and Guarantees

      We lease office space for our headquarters office under a long-term lease. The lease extends until October 31, 2008. We lease office space for two field offices under leases that expire in 2007 and 2013. Ryder Transportation, Inc. and Paccar Leasing Services provide tractors and trailers to us under operating leases that also include full-service maintenance. We pay a fixed monthly rental charge for each tractor and trailer and a fee based on mileage for the maintenance services. We lease tanks for use in our pipeline operations. Beginning in 2005, we are reimbursed for the costs of the tank lease by a customer, under a reimbursement agreement covering the period of the tank lease. Additionally, we lease a segment of pipeline. Under the terms of that lease, we make lease payments based on throughput, and we have no minimum volumetric or financial requirements remaining. We also lease service vehicles for our field personnel.

        The future minimum rental payments under all non-cancelable operating leases as of December 31, 2005, were as follows (in thousands).

                                  Office    Tractors and                  Service
                                   Space      Trailers         Tanks      Vehicles    Total
                                  ------    ------------    -----------   --------   -------
2006 ..........................   $   342     $ 1,730         $    493    $    251   $ 2,816
2007 ..........................       363       1,702              508         177     2,750
2008 ..........................       300       1,702                          134     2,136
2009 ..........................        54       1,638                -           -     1,692
2010 ..........................        54         950                -           -     1,004
2011 and thereafter ...........       120         244                -           -       364
                                  -------     -------         --------    --------   -------
Total minimum lease obligations   $ 1,233     $ 7,966        $   1,001    $    562   $10,762
                                  =======     =======        =========    ========   =======

Total operating lease expense was as follows (in thousands).

Year ended December 31, 2005....................................................   $    3,929
Year ended December 31, 2004....................................................   $    3,824
Year ended December 31, 2003....................................................   $    4,736

      We guaranteed $1.4 million of residual value related to the leases of tractors and trailers from Ryder. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

      Along with our general partner, we have guaranteed the payments by our operating partnership to the banks under the terms of our credit facility related to borrowings and letters of credit. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet. We had no outstanding borrowings at December 31, 2005.

      In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $0.2 million in 2006 and 2007 for testing, repairs and improvements under regulations requiring assessment of the integrity of crude oil pipelines. After 2007 we expect

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that our annual expenditures for integrity testing, repairs and improvements to average from $1.0 million to $1.5 million.

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

      PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A, 455,658-B, 455,655-A, 456,574-A, and 458,379-C.
PQS has brought a third party claims against us and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against us is without merit and intend to vigorously defend ourselves in this matter. We currently believe that this matter will not have a material financial effect on our financial position, results of operations, or cash flows.

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

      We were formed in 1996 by the sale and contribution of assets from Howell and Basis Petroleum, Inc. Anadarko's liability with respect to the Jay Station is derived largely from contractual obligations entered into upon our formation. We believe that Basis has contractual obligations under the same formation agreements. We intend to seek recovery of Basis' share of potential liabilities and defense costs with respect to Jay Station.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. SUBSEQUENT EVENTS

   Distribution

      On January 23, 2006, the Board of Directors of the general partner declared a cash distribution of $0.17 per unit for the quarter ended December 31, 2005. The distribution was paid on February 14, 2006, to our general partner and all common unitholders of record as of the close of business on February 3, 2006.

                                 EXHIBIT INDEX

      Exhibit no.                       Description
      -----------                       -----------
          3.1 Certificate of Limited Partnership of Genesis Energy, L.P. ("Genesis") (incorporated by reference to Exhibit 3.1 to Registration Statement, File No. 333-11545)

          3.2 Fourth Amended and Restated Agreement of Limited Partnership of Genesis (incorporated by reference to Exhibit 4.1 of Form 8-K dated June 15, 2005)

          3.3 Certificate of Limited Partnership of Genesis Crude Oil, L.P. (the "Operating Partnership") (incorporated by reference to
                  Exhibit 3.3 to Form 10-K for the year ended December 31, 1996)

          3.4 Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 15, 2005)

          10.1 Purchase & Sale and Contribution & Conveyance Agreement dated as of December 3, 1996 among Basis Petroleum, Inc. ("Basis"), Howell Corporation ("Howell"), certain subsidiaries of Howell, Genesis, the Operating Partnership and Genesis Energy, L.L.C. (incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1996)

          10.2 First Amendment to Purchase & Sale and Contribution & Conveyance Agreement (incorporated by reference to Exhibit
                  10.2 to Form 10-K for the year ended December 31, 1996)

          10.3 Credit Agreement dated as of June 1, 2004, between Genesis Crude Oil, L.P., Genesis Energy, Inc. Genesis Energy, L.P., Fleet National Bank and Certain Financial Institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2004)

          10.4 Consent and Amendment effective as of April 15, 2005, to the Credit Agreement dated as of June 1, 2004 among Genesis Crude Oil, L.P., Genesis Energy, Inc., Genesis Energy, L.P., Fleet National Bank and certain financial institutions (incorporated by reference to Exhibit 10.1 to Form 8-K dated December 7,
                  2005)

          10.5 Pipeline Sale and Purchase Agreement between TEPPCO Crude Pipeline, L.P. and Genesis Crude Oil, L.P. and Genesis Pipeline, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 31, 2003)

          10.6 Purchase and Sale Agreement between TEPPCO Crude Pipeline, L.P. and Genesis Crude Oil, L.P. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K dated October 31, 2003)

          10.7 Production Payment Purchase and Sale Agreement between Denbury Resources, Inc. and Genesis Crude Oil, L.P. executed November 14, 2003 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003)

          10.8 Carbon Dioxide Transportation Agreement between Denbury Resources, Inc. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003)

          10.9+ Genesis Energy, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2004)

          10.10+ Form of Stock Appreciation Rights Plan Grant Notice (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2004)

          10.11+ Summary of Director Compensation (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31,
                  2004)

        * 10.12+  Summary of Genesis Energy, Inc. Bonus Plan

          10.13+ Genesis Energy Severance Protection Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 2, 2005)

          10.14 Second Production Payment Purchase and Sale Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed August 26, 2004 (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

          10.15 Second Carbon Dioxide Transportation Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2004)

                                       93A

         10.16 Third Production Payment Purchase and Sale Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. executed October 11, 2005 (incorporated by reference to Exhibit 99.2 to Form 8-K dated October 11, 2005)

         10.17 Third Carbon Dioxide Transportation Agreement between Denbury Onshore, LLC. and Genesis Crude Oil, L.P. (incorporated by reference to Exhibit 99.3 to Form 8-K dated October 11,2005)

         11.1 Statement Regarding Computation of Per Share Earnings (See Notes 2 and 9 to the Consolidated Financial Statements)

      *  21.1     Subsidiaries of the Registrant

      *  23.1     Consent of Deloitte & Touche LLP

      *  31.1     Certification by Chief Executive Officer Pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

      *  31.2     Certification by Chief Financial Officer Pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

      *  32.1     Certification by Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

      *  32.2     Certification by Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.

---------------
* Filed herewith

+ A management contract or compensation plan or arrangement.