Form 10-Q
period 2006-03-31
GENESIS ENERGY LP
filed 2006-05-09
CIK 1022321

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

                  For the quarterly period ended March 31, 2006

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

                                 Yes [ ] No [X]

Indicate number of shares of each of the issuer's classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of May 2, 2006: 13,784,441

================================================================================

                          This report contains 38 pages

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets - March 31, 2006 and
              December 31, 2005..........................................     3
           Consolidated Statements of Operations for the Three Months
              Ended March 31, 2006 and 2005..............................     4
           Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2006 and 2005..............................     5
           Consolidated Statement of Partners' Capital for the Three
              Months Ended March 31, 2006................................     6
           Notes to Consolidated Financial Statements....................     7
Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    20
Item 3.    Quantitative and Qualitative Disclosures about Market Risk....    36
Item 4.    Controls and Procedures.......................................    36

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    37
Item 1A.   Risk Factors..................................................    37
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...    37
Item 3.    Defaults upon Senior Securities...............................    37
Item 4.    Submission of Matters to a Vote of Security Holders...........    37
Item 5.    Other Information.............................................    37
Item 6.    Exhibits......................................................    37

SIGNATURES...............................................................    38

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             March 31,   December 31,
                                                                                2006         2005
                                                                             ---------   ------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents .............................................    $    382     $  3,099
   Accounts receivable:
      Trade ..............................................................      86,441       82,119
      Related party ......................................................         527          515
   Inventories ...........................................................       7,399          498
   Net investment in direct financing leases, net of unearned
      income - current portion ...........................................         540          531
   Insurance receivable ..................................................       1,353        2,042
   Other .................................................................       1,744        1,645
                                                                              --------     --------
      Total current assets ...............................................      98,386       90,449
FIXED ASSETS, at cost ....................................................      69,912       69,708
   Less: Accumulated depreciation ........................................     (36,782)     (35,939)
                                                                              --------     --------
      Net fixed assets ...................................................      33,130       33,769
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income ........       5,803        5,941
CO(2) ASSETS, net of amortization ........................................      36,693       37,648
INVESTMENT IN T&P SYNGAS SUPPLY COMPANY ..................................      13,120       13,042
OTHER ASSETS, net of amortization ........................................         864          928
                                                                              --------     --------
TOTAL ASSETS .............................................................    $187,996     $181,777
                                                                              ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable:
      Trade ..............................................................    $ 87,478     $ 82,369
      Related party ......................................................       2,097        2,917
   Accrued liabilities ...................................................       6,446        7,325
                                                                              --------     --------
      Total current liabilities ..........................................      96,021       92,611
LONG-TERM DEBT ...........................................................       2,600           --
OTHER LONG-TERM LIABILITIES ..............................................         964          955
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTERESTS .......................................................         522          522
PARTNERS' CAPITAL
   Common unitholders, 13,784 units issued and outstanding ...............      86,066       85,870
   General partner .......................................................       1,823        1,819
                                                                              --------     --------
      Total partners' capital ............................................      87,889       87,689
                                                                              --------     --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ..................................    $187,996     $181,777
                                                                              ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per unit amounts)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                         2006       2005
                                                                                       --------   --------
REVENUES:
   Crude oil gathering and marketing:
      Unrelated parties (including revenues from buy/sell arrangements
         of $69,772 in 2006 and $85,842 in 2005, respectively) .................       $252,261   $246,824
      Related parties ..........................................................            184        184
   Pipeline transportation, including natural gas sales:
      Unrelated parties ........................................................          6,590      6,201
      Related parties ..........................................................          1,180      1,111
   CO(2) revenues ..............................................................          3,387      2,280
                                                                                       --------   --------
         Total revenues ........................................................        263,602    256,600
COST AND EXPENSES:
   Crude oil costs:
      Unrelated parties (including crude oil costs from buy/sell
         arrangements of $68,899 in 2006 and $86,145 in 2005, respectively) ....        245,912    241,811
      Related parties ..........................................................          1,460        477
      Field operating ..........................................................          3,345      3,832
   Pipeline transportation costs:
      Pipeline operating costs .................................................          2,269      2,233
      Natural gas purchases ....................................................          2,699      2,636
   CO(2) marketing costs:
      Transportation costs - related party .....................................          1,021        717
      Other costs ..............................................................             52         38
   General and administrative ..................................................          2,660        858
   Depreciation and amortization ...............................................          1,864      1,526
   Net gain on disposal of surplus assets ......................................            (50)      (371)
                                                                                       --------   --------
OPERATING INCOME ...............................................................          2,370      2,843
OTHER INCOME (EXPENSE):
   Equity in earnings of investment in T&P Syngas ..............................            313         --
   Interest income .............................................................             78          6
   Interest expense ............................................................           (200)      (361)
                                                                                       --------   --------
INCOME FROM CONTINUING OPERATIONS ..............................................          2,561      2,488
Income from operations of discontinued Texas System ............................             --        282
Cumulative effect adjustment of adoption of new accounting principle ...........             30         --
                                                                                       --------   --------
NET INCOME .....................................................................       $  2,591   $  2,770
                                                                                       ========   ========
NET INCOME PER COMMON UNIT - BASIC AND DILUTED:
   Income from continuing operations ...........................................       $   0.18   $   0.26
   Income from discontinued operations .........................................             --       0.03
   Cumulative effect adjustment ................................................             --         --
                                                                                       --------   --------
   NET INCOME ..................................................................       $   0.18   $   0.29
                                                                                       ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING ............................         13,784      9,314
                                                                                       ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                  2006      2005
                                                                                -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................        $ 2,591   $  2,770
   Adjustments to reconcile net income to net cash (used in) provided by operating activities -
      Depreciation .....................................................            909        890
      Amortization of CO(2) contracts ..................................            955        636
      Amortization of credit facility issuance costs ...................             92         93
      Amortization of unearned income on direct financing leases .......           (168)      (177)
      Payments received under direct financing leases ..................            297        297
      Equity in earnings of T&P Syngas .................................           (313)        --
      Distributions from T&P Syngas - return on investment .............            235         --
      Gain on asset disposals ..........................................            (50)      (653)
      Cumulative effect adjustment for new accounting principle ........            (30)        --
      Other non-cash charges (credits) .................................            401     (1,320)
      Changes in components of working capital -
         Accounts receivable ...........................................         (4,334)   (21,171)
         Inventories ...................................................         (6,901)       159
         Other current assets ..........................................            354        476
         Accounts payable ..............................................          4,666     19,171
         Accrued liabilities ...........................................         (1,001)     1,368
                                                                                -------   --------
Net cash (used in) provided by operating activities ....................         (2,297)     2,539
                                                                                -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .................................           (163)    (3,597)
   Proceeds from sale of assets ........................................             67      1,319
   Other, net ..........................................................            (32)      (546)
                                                                                -------   --------
Net cash used in investing activities ..................................           (128)    (2,824)
                                                                                -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings of debt, net ........................................          2,600      2,200
   Other, net ..........................................................           (501)       564
   Distributions to common unitholders .................................         (2,343)    (1,397)
   Distributions to General Partner ....................................            (48)       (29)
                                                                                -------   --------
Net cash (used in) provided by financing activities ....................           (292)     1,338
                                                                                -------   --------
Net (decrease) increase in cash and cash equivalents ...................         (2,717)     1,053
Cash and cash equivalents at beginning of year .........................          3,099      2,078
                                                                                -------   --------
Cash and cash equivalents at end of period .............................        $   382   $  3,131
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                                           Partners' Capital
                                                                              -------------------------------------------
                                                                              Number of
                                                                                Common       Common     General
                                                                                Units     Unitholders   Partner    Total
                                                                              ---------   -----------   -------   -------
Partners' capital at January 1, 2005 ......................................     13,784      $85,870     $1,819    $87,689
Net income for the three months ended March 31, 2006 ......................         --        2,539         52      2,591
Distributions to partners during the three months ended March 31, 2006 ....         --       (2,343)       (48)    (2,391)
                                                                                ------      -------     ------    -------
Partners' capital at March 31, 2006 .......................................     13,784      $86,066     $1,823    $87,889
                                                                                ======      =======     ======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     We are a publicly traded Delaware limited partnership formed in December 1996. Our operations are conducted through our operating subsidiary, Genesis Crude Oil, L.P., and its subsidiary partnerships. We are engaged in pipeline transportation of crude oil, and, to a lesser degree, natural gas and carbon dioxide (CO(2)), crude oil gathering and marketing, and industrial gas activities, including wholesale marketing of CO(2) and processing of syngas through a joint venture. Our assets are located in the United States Gulf Coast area.

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

     Basis of Consolidation and Presentation

     The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2006 and December 31, 2005 and our results of operations, cash flows and changes in partners' capital for the three months ended March 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The accompanying consolidated financial statements include Genesis Energy, L.P., its operating subsidiary and its subsidiary partnerships. Our general partner owns a 0.01% general partner interest in Genesis Crude Oil, L.P., which is reflected in our financial statements as a minority interest.

     In 2005, we acquired a 50% interest in T&P Syngas Supply Company. This investment is accounted for by the equity method, as we exercise significant influence over its operating and financial policies. See Note 3.

     No provision for income taxes related to our operations is included in the accompanying consolidated financial statements; as such income will be taxable directly to the partners holding partnership interests.

2. NEW ACCOUNTING PRONOUNCEMENTS

     Adoption of SFAS 123(R) on January 1, 2006

     On January 1, 2006, we adopted the provisions of SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payments". The adoption of this statement requires that the compensation cost associated with our stock appreciation rights plan, which upon exercise will result in the payment of cash to the employee, be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123(R), we accounted for the stock appreciation rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. Under SFAS 123(R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates. See Note 12.

     EITF 04-13

     We enter into buy/sell arrangements that are accounted for on a gross basis in our statements of operations as revenues and costs of crude. These transactions are contractual arrangements that establish the terms of the purchase of a particular grade of crude oil at a specified location and the sale of a particular grade of crude oil at a different location at the same or at another specified date. These arrangements are detailed either jointly, in a single contract, or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single counterparty. Both transactions require physical delivery of the crude oil and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," we will reflect these amounts

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of revenues and purchases as a net amount in our consolidated statements of operations beginning in the second quarter of 2006. Additionally, our reported crude oil gathering and marketing revenues from unrelated parties for the three months ended March 31, 2006 would be reduced by $70 million to $182 million. Our reported crude oil costs from unrelated parties for the three months ended March 31, 2006, would be reduced by $69 million to $177 million. We do not believe this change will have any affect on operating income, net income or cash flows.

     SFAS 154

     In May 2005, the FASB issued Statement of Financial Standards No. 154, "Accounting Changes and Error Corrections" (SFAS 154). This statement established new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS 154 is effective for us in the first quarter of 2006.

3. INVESTMENT IN T&P SYNGAS SUPPLY COMPANY

     On April 1, 2005, we acquired a 50% interest in T&P Syngas Supply Company, a Delaware general partnership, for $13.4 million in cash from a subsidiary of ChevronTexaco Corporation. Praxair Hydrogen Supply Inc. owns the remaining 50% partnership interest in T&P Syngas. We paid for our interest in T&P Syngas with proceeds from our credit facilities.

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

     We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting. We reflect in our consolidated statements of operations our equity in T&P Syngas' net income, net of the amortization of the excess of our investment over our share of partners' capital of T&P Syngas. We paid $4.0 million more for our interest in T&P Syngas than our share of partners' capital on the balance sheet of T&P Syngas at the date of the acquisition. This excess amount of the purchase price over the equity in T&P Syngas is being amortized using the straight-line method over the remaining useful life of the assets of T&P Syngas of eleven years. Our consolidated statements of operations for the three months ended March 31, 2006 included $401,000 as our share of the operating earnings of T&P Syngas, reduced by amortization of the excess purchase price of $88,000.

     The table below reflects summarized financial information for T&P Syngas at March 31, 2006.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Three Months Ended
                                                March 31, 2006
                                              ------------------
                                                (in thousands)
Revenues ..................................         $1,246
Operating expenses and depreciation .......           (447)
Other income ..............................              3
                                                    ------
Net income ................................         $  802
                                                    ======

                                              March 31, 2006
                                              --------------
                                              (in thousands)
Current assets ............................       $ 1,365
Non-current assets ........................        16,575
                                                  -------
Total assets ..............................       $17,940
                                                  =======

Current liabilities .......................       $   310
Partners' capital .........................        17,630
                                                  -------
Total liabilities and partners' capital ...       $17,940
                                                  =======

4. DEBT

     We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility has a $15 million sublimit for loans with the remainder of the $50 million available for letters of credit. In total we may have up to $65 million in loans under our credit facility. At March 31, 2006, we had $2.6 million in loans and $10.7 million in letters of credit (primarily for crude oil purchases in March and April 2006) outstanding under the working capital portion and no balance outstanding under the acquisition portion of our credit facility. At March 31, 2006, the weighted average interest rate on the debt was 8.0%. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

     The aggregate amount that we may have outstanding at any time under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At March 31, 2006, the borrowing base was $49.1 million. The remaining amount available for borrowings at March 31, 2006 was $12.4 million under the working capital portion and $50.0 million under the acquisition portion of the credit facility

     Certain restrictive covenants in the credit facility limit our ability to make distributions to our unitholders and the general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows (as adjusted in accordance with the credit facility), less maintenance capital expenditures, to the sum of interest expense and distributions. At March 31, 2006, the calculation resulted in a ratio of 1.4 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At March 31, 2006, the result of this calculation was $15.0 million. Our credit facility also requires that we meet certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants, we are otherwise not limited in making distributions.

5. PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

     Partner's capital at December 31, 2005 consists of 13,784,441 common units, including 1,019,441 units owned by our general partner, representing a 98% aggregate ownership interest in the Partnership and its subsidiaries (after giving affect to the general partner interest), and a 2% general partner interest.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our general partner owns all of our general partner interest, all of the 0.01% general partner interest in our operating partnership (which is reflected as a minority interest in the consolidated balance sheet at March 31, 2006) and operates our business.

     Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

     Distributions

     Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We paid distributions of $0.15 per unit ($1.4 million in total) for the first two quarters of 2005. For the third quarter of 2005 we paid a distribution of $0.16 per unit ($1.5 million in total). In February 2006, we paid a distribution of $0.17 per unit ($2.4 million in total) for the fourth quarter of 2005. In May 2006, we will pay a distribution of $0.18 per unit ($2.5 million in total) for the first quarter of 2006.

     Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through March 31, 2006.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net Income Per Common Unit

     The following table sets forth the computation of basic net income per common unit (in thousands, except per unit amounts).

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                           2006     2005
                                                                                         -------   ------
Numerators for basic and diluted net income (loss) per common unit:
   Income from continuing operations ...........................................         $ 2,561   $2,488
   Less general partner 2% ownership ...........................................              51       50
                                                                                         -------   ------
   Income from continuing operations available for common unitholders ..........         $ 2,510   $2,438
                                                                                         =======   ======
   Income from discontinued operations .........................................         $    --   $  282
   Less general partner 2% ownership ...........................................              --        6
                                                                                         -------   ------
   Income from discontinued operations available for common unitholders ........         $    --   $  276
                                                                                         =======   ======
   Income from cumulative effect adjustment ....................................         $    30   $   --
   Less general partner 2% ownership ...........................................               1       --
                                                                                         -------   ------
   Income from cumulative effect adjustment available for common unitholders ...         $    29   $   --
                                                                                         =======   ======
Denominator for basic and diluted per common unit - weighted average
   number of common units outstanding ..........................................          13,784    9,314
                                                                                         =======   ======
Basic and diluted net income per common unit:
   Income from continuing operations ...........................................         $  0.18   $ 0.26
   Income from discontinued operations .........................................            0.00     0.03
   Income from cumulative effect adjustment ....................................            0.00     0.00
                                                                                         -------   ------
   Net income ..................................................................         $  0.18   $ 0.29
                                                                                         =======   ======

6. BUSINESS SEGMENT INFORMATION

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Crude Oil
                                                   Pipeline      Industrial   Gathering and
                                                Transportation    Gases (a)     Marketing       Total
                                                --------------   ----------   -------------   --------
                                                                    (in thousands)
Three Months Ended March 31, 2006
Segment margin excluding depreciation and
   amortization (b) .........................       $ 2,802        $ 2,627       $  1,728     $  7,157
Capital expenditures ........................       $   166        $    --       $    121     $    287
Maintenance capital expenditures ............       $    98        $    --       $    121     $    219
Net fixed and other long-term assets (c) ....       $33,957        $49,814       $  5,839     $ 89,610

Revenues:
External Customers ..........................       $ 7,098        $ 3,387       $252,445     $262,930
Intersegment (d) ............................           672             --             --          672
                                                    -------        -------       --------     --------
Total revenues of reportable segments .......       $ 7,770        $ 3,387       $252,445     $263,602
                                                    =======        =======       ========     ========

Three Months Ended March  31, 2005
Segment margin excluding depreciation and
   amortization (b) .........................       $ 2,443        $ 1,525       $    888     $  4,856
Capital expenditures ........................       $ 3,676        $    --       $     22     $  3,698
Maintenance capital expenditures ............       $   489        $    --       $     22     $    511
Net fixed and other long-term assets (c) ....       $35,591        $25,708       $  6,096     $ 67,395
Revenues:
External Customers ..........................       $ 6,633        $ 2,280       $247,008     $255,921
Intersegment (d) ............................           679             --             --          679
                                                    -------        -------       --------     --------
Total revenues of reportable segments .......       $ 7,312        $ 2,280       $247,008     $256,600
                                                    =======        =======       ========     ========

a) Industrial gases includes our CO(2) marketing operations and the income from our investment in T&P Syngas Supply Company.

b) Segment margin was calculated as revenues less cost of sales and operations expense. It includes our share of the operating income of equity joint ventures. A reconciliation of segment margin to income from continuing operations for the periods presented is as follows:

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                     2006      2005
                                                                   -------   -------
                                                                     (in thousands)
Segment margin excluding depreciation and amortization ....        $ 7,157   $ 4,856
General and administrative expenses .......................         (2,660)     (858)
Depreciation, amortization and impairment .................         (1,864)   (1,526)
Net gain on disposal of surplus assets ....................             50       371
Interest expense, net .....................................           (122)     (355)
                                                                   -------   -------
Income from continuing operations .........................        $ 2,561   $ 2,488
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

d)   Intersegment sales were conducted on an arm's length basis.

7. TRANSACTIONS WITH RELATED PARTIES

     Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions.

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                    2006     2005
                                                                                   ------   ------
                                                                                    (in thousands)
Transactions with Denbury and our General Partner
Crude oil purchases from Denbury ........................................          $1,460   $  483
Truck transportation services provided to Denbury .......................          $  184   $  184
Pipeline transportation services provided to Denbury ....................          $  993   $  923
Payments received under direct financing leases from Denbury ............          $  297   $  297
Pipeline transportation income portion of direct financing lease fees ...          $  167   $  176
Pipeline monitoring services provided to Denbury ........................          $   15   $    7
Directors' fees paid to Denbury .........................................          $   30   $   30
CO(2) transportation services provided by Denbury .......................          $1,021   $  717
Operations, general and administrative services provided by our
   general partner ......................................................          $4,893   $4,109
Distributions to our general partner on its limited partner units and
   general partner interest .............................................          $  221   $  132

     Transportation Services

     We provide truck transportation services to Denbury to move their crude oil from the wellhead to our Mississippi pipeline. Denbury pays us a fee for this trucking service that varies with the distance the crude oil is trucked. These fees are reflected in the statement of operations as gathering and marketing revenues.

     Denbury is a shipper on our Mississippi pipeline. We also earned fees from Denbury under the direct financing lease arrangements for the Olive and Brookhaven crude oil pipelines and the Brookhaven CO(2) pipeline and recorded pipeline transportation income from these arrangements.

     We also provide pipeline monitoring services to Denbury. This revenue is included in pipeline revenues in the statement of operations.

     Directors' Fees

     We pay Denbury for the services of four Denbury officers who serve as directors of our general partner at the same rate at which our independent directors are paid.

     CO(2) Operations and Transportation

     We acquired contracts, along with volumetric production payments, from Denbury in 2005 and prior years. Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver the CO(2) for us to our customers.

     Operations, General and Administrative Services

     We do not directly employ any persons to manage or operate our business. Those functions are provided by our general partner. We reimburse the general partner for all direct and indirect costs of these services.

     Amounts due to and from Related Parties

     At March 31, 2006 and December 31, 2005, we owed Denbury $1.5 million and $1.9 million, respectively, for purchases of crude oil and CO(2) transportation charges. Denbury owed us $0.5 million and $0.5 million for transportation services at March 31, 2006 and December 31, 2005, respectively. We owed our general partner $0.6 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively, for administrative services.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Financing

     Our general partner, a wholly owned subsidiary of Denbury, guarantees our obligations under our credit facility. Our general partner's principal assets are its general and limited partnership interests in us. Those obligations are not guaranteed by Denbury or any of its other subsidiaries.

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

     Occidental Energy Marketing, Inc. and Shell Oil Company accounted for 23% and 16% of total revenues in the first quarter of 2006, respectively. Occidental Energy Marketing, Inc., Plains All American, L.P. and Shell Oil Company accounted for 28%, 11% and 10% of total revenues for the first quarter of 2005, respectively. The majority of the revenues from these three customers in both periods relate to our gathering and marketing operations.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     We received interest payments of $101,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively. Payments of interest and commitment fees were $328,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively.

     At March 31, 2006, we had incurred liabilities for fixed asset additions totaling $0.1 million that had not been paid at the end of the quarter, and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluated for hedge effectiveness and the resulting hedge ineffectiveness is recorded as a gain or loss in the consolidated statements of operations.

     We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133. At March 31, 2006, we had forward and futures contracts that were considered free-standing derivatives that are accounted for at fair value. The fair value of these contracts was determined based on the closing price for such contracts on March 31, 2006. We marked these contracts to fair value at March 31, 2006. During the three months ended March 31, 2006, we recorded losses of $87,000 related to derivative transactions, which is included in the consolidated statements of operations under the caption "Crude Oil Costs".

     At March 31, 2006, we had futures and forward contracts that qualified as derivatives and were formally documented and designated as fair value hedges of inventory. During the three months ended March 31, 2006, we recognized losses, due to hedge ineffectiveness, on the fair value hedge of inventory of less than $1,000. These losses are included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

     The consolidated balance sheet at March 31, 2006 includes a reduction in other current assets of $498,000 as a result of these derivative transactions. The consolidated balance sheet at December 31, 2005 included an increase in other current assets of $6,000 as a result of derivative transactions.

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

     We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at March 31, 2006 and December 31, 2005.

11. CONTINGENCIES

     Guarantees

     We guaranteed $1.4 million of residual value related to the leases of tractors and trailers from Ryder. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

     Along with our general partner, we have guaranteed the payments by our operating partnership to the banks under the terms of our credit facility related to borrowings and letters of credit. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet. Borrowings at March 31, 2006 were $2.6 million and are reflected in the consolidated balance sheet.

     In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $0.2 million in 2006 and 2007 for testing, repairs and improvements under regulations requiring assessment of the integrity of crude oil pipelines. After 2007 we expect that our annual expenditures for integrity testing, repairs and improvements to average from $1.0 million to $1.5 million.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     PQS is also a defendant in five consolidated class action/mass tort actions brought by neighbors living in the vicinity of the PQS Shreveport, Louisiana refinery in the First Judicial District Court, Caddo Parish, Louisiana, Cause Nos. 455,647-A, 455,658-B, 455,655-A, 456,574-A, and 458,379-C. PQS has brought third party claims against us and others for indemnity with respect to the fire and explosion of January 18, 2000. We believe that the demand against us is without merit and intend to vigorously defend ourselves in this matter. We currently believe that this matter will not have a material financial effect on our financial position, results of operations, or cash flows.

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

     Howell was acquired by Anadarko Petroleum Corporation in 2002. In 2005, we entered into a joint defense and cost allocation agreement with Anadarko. Under the terms of the joint allocation agreement, we agreed to reasonably cooperate with each other to address any liabilities or defense costs with respect to the Jay Station. Additionally under the joint allocation agreement, Anadarko will be responsible for sixty percent of the costs related to any liabilities or defense costs incurred with respect to contamination at the Jay Station.

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

     We have contacted the appropriate state regulatory agencies regarding developing a plan of remediation for certain affected soils and affected groundwater at the Jay Station. We have accrued an estimate of our share of liability for this matter in the amount of $0.5 million. The time period over which our liability would be paid is uncertain and could be several years. This liability may decrease if indemnification and/or cost reimbursement is obtained by us for Basis' potential liabilities with respect to this matter. At this time, our estimate of potential obligations does not assume any specific amount contributed on behalf of the Basis obligations, although we believe that Basis is responsible for a significant part of these potential obligations.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK APPRECIATION RIGHTS PLAN

     Under the terms of our stock appreciation rights plan, all regular, full-time active employees and the members of the Board are eligible to participate in the plan. The plan is administered by the Compensation Committee of the Board, who shall determine, in its full discretion, the number of rights to award, the grant date of the units and the formula for allocating rights to the participants and the strike price of the rights awarded. Each right is equivalent to one common unit.

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

     Prior to January 1, 2006, we had accounted for this plan under the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. On January 1, 2006, we adopted SFAS No. 123 (revised December 2004), "Share-Based Payments". The adoption of this statement requires that the compensation cost associated with our stock appreciation rights plan, which upon exercise will result in the payment of cash to the employee, be re-measured each reporting period based on the fair value of the rights. Under SFAS 123(R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates.

     We have elected to calculate the fair value of the rights under the plan using the Black-Scholes valuation model. This model requires that we include the expected volatility of the market price for our common units, the current price of our common units, the exercise price of the rights, the expected life of the rights, the current risk free interest rate, and our expected annual distribution yield. This valuation is then applied to the vested rights outstanding and to the non-vested rights based on the percentage of the service period that has elapsed. The valuation is adjusted for expected forfeitures of rights (due to terminations before vesting, or expirations after vesting). The liability amount accrued on the balance sheet is adjusted to this amount at each balance sheet date with the adjustment reflected in the statement of operations.

     The estimates that we made upon the adoption of this standard included the following:

     - In determining the expected life of the rights, we used the simplified method allowed by the Securities and Exchange Commission. As our stock appreciation rights plan was not put in place until December 31, 2003, we have very limited experience with employee exercise patterns. The simplified method produces an initial expected life of 6.25 years for those rights we issued that vest 25% per year for four years, and an initial expected life of 7 years for those rights we issued that fully vest at the end of a four-year period.

     - The expected volatility of our units was computed using the historical period we believe is representative of future expectations. We determined what period to use in the historical period by

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          considering whether we were paying distributions to our unitholders, and at what rate. The expected volatility used in the fair value calculations was approximately 33% at both January 1, 2006 and March 31, 2006.

     - The risk-free interest rate was determined from current yields for U.S. Treasury zero-coupon bonds with a term similar to the remaining expected life of the rights. At January 1, 2006, the risk-free interest rate ranged from 4.39% to 4.41%. At March 31, 2006, the risk-free interest rate ranged from 4.71% to 4.73%.

     - In determining our expected future distribution yield, we considered our history of distribution payments, our expectations for future payments, and the distribution yields of entities similar to us. At January 1, 2006 and March 31, 2006, we used an expected future distribution yield of 6%.

     - The final estimate we were required to make is the expected forfeitures of non-vested rights and expirations of vested rights. We have very limited experience with employee forfeiture and expiration patterns, as our plan was not initiated until December 31, 2003. We reviewed the history available to us as well as employee turnover patterns in determining the rates to use. We also used different estimates for different groups of employees.

     At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. We calculated the effect of adoption of SFAS 123(R) at January 1, 2006, and determined that our recorded liability at December 31, 2005 should be reduced by $30,000. This reduction is reflected as income from the cumulative effect of the adoption of a new accounting principle on our statement of operations. We do not believe the effect of adoption of this accounting principle at January 1, 2005 would have been material. The adjustment of the liability to its fair value at March 31, 2006, resulted in expense of $0.2 million that is included in general and administrative expenses.

     The following table reflects rights activity under our plan as of December 31, 2005, and changes during the first quarter of 2006:

                                                        Weighted
                                           Weighted     Average        Aggregate
                                            Average    Remaining       Intrinsic
                                           Exercise   Contractual        Value
Stock Appreciation Rights         Rights     Price     Term (Yrs)   (in thousands)
-------------------------        -------   --------   -----------   --------------
Outstanding at January 1, 2006   596,128    $10.39
Granted                            4,012    $12.24
Exercised                         (6,974)   $ 9.26
Forfeited or expired             (11,670)   $11.49
                                 -------
Outstanding at March 31, 2006    581,496    $10.39        8.4           $1,215
                                 =======
Exercisable at March 31, 2006    153,304    $ 9.47        7.8           $  461
                                 =======

     The weighted-average fair value at March 31, 2006 of rights granted during the first quarter of 2006 was $2.61 per right. The total intrinsic value of rights exercised during the first quarter of 2006 was $18,000, which was paid in cash to the participants.

     At March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to rights that we expect will vest under the plan. This amount was calculated as the fair value at March 31, 2006 multiplied by those rights for which compensation cost has not been recognized, adjusted for estimated forfeitures. This unrecognized cost will be recalculated at each balance sheet until the rights are exercised, forfeited or expire. For the awards outstanding at March 31, 2006, the remaining cost will be recognized over a weighted average period of 1.8 years.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

     Sandhill Investment

     On April 5, 2006 we acquired a 50% partnership interest in Sandhill Group, LLC for $5 million from Magna Carta Group, LLC. Magna Carta holds the other 50% interest in Sandhill. The acquisition was funded with cash on hand. The terms of the acquisition include earnout provisions such that additional payments of up to $2.0 million would be paid by us to Magna Carta if Sandhill achieves targeted performance levels during the seven years between 2006 and 2012 inclusive. We have also guaranteed to Sandhill's lender 50% of the outstanding debt of $4.7 million, or $2.36 million.

     Sandhill is a limited liability company that owns a CO(2) processing facility located in Brandon, Mississippi. Sandhill is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemical and oil industries. The facility acquires CO(2) from us under a long-term supply contract that we acquired in 2005 from Denbury.

     Sandhill is managed by a management committee consisting of two representatives each from Magna Carta and us. Our equity in the earnings of Sandhill will be included in our industrial gases segment.

     Distribution

     On April 20, 2006, the Board of Directors of the general partner declared a cash distribution of $0.18 per unit for the quarter ended March 31, 2006. The distribution will be paid May 15, 2006 to our general partner and all common unitholders of record as of the close of business on May 2, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Included in Management's Discussion and Analysis are the following sections:

     -    Overview

     -    Acquisitions in 2006

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

     OVERVIEW

     We conduct our business through three segments - pipeline transportation, industrial gases and crude oil gathering and marketing. We have a diverse portfolio of customers and assets, including pipeline transportation of primarily crude oil and, to a lesser extent, natural gas and carbon dioxide (CO(2)) in the Gulf Coast region of the United Sates. In conjunction with our crude oil pipeline transportation operations, we operate a crude oil gathering and marketing business, which helps ensure a base supply of crude oil for our pipelines. We also participate in industrial gas activities, including a CO(2) supply business, which is associated with the CO(2) tertiary oil recovery process being used in Mississippi by an affiliate of our general partner. We generate revenues by selling crude oil and industrial gases, by charging fees for the transportation of crude oil, natural gas and CO(2) on our pipelines, and, through our joint venture in T&P Syngas Supply Company, by charging fees for services to produce syngas for our customer from the customer's raw materials. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil and natural gas; the costs of transporting the crude oil, natural gas and CO(2) to the customer; and the costs of operating our assets. We also report our share of the earnings of our joint venture, T&P Syngas, in which we acquired a 50% interest on April 1, 2005.

     Our objective is to operate as a growth-oriented midstream MLP with a focus on increasing cash flow, earnings and return to our unitholders by becoming one of the leading providers of pipeline transportation, crude oil gathering and marketing and industrial gas services in the regions in which we operate. Increases in cash flow generally result in increases in Available Cash, which we distribute quarterly to our unitholders and general partner. During the first quarter of 2006, we generated $5.0 million of Available Cash before Reserves, and distributed $2.4 million to our unitholders and general partner. During the first quarter of 2006, cash utilized in operations was $2.3 million.

     In the first quarter of 2006, we generated net income of $2.6 million, or $0.18 per common unit. The results for the first quarter of 2006 include increased segment margin from our pipeline transportation and crude oil gathering and marketing segments and significant contributions from asset acquisitions in the industrial gases

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

segment. We also adopted a new accounting pronouncement affecting the manner in which we value and account for our stock appreciation rights plan.

     We increased our cash distribution by $0.01 to $0.17 per unit for the fourth quarter of 2005 (which was paid in February 2006) and increased our cash distribution again to $0.18 per unit for the first quarter of 2006. This distribution will be paid in May 2006. This distribution represented a 20% increase from our distribution of $0.15 per unit for the first quarter of 2005.

     ACQUISITIONS IN 2006

     SANDHILL INVESTMENT

     On April 5, 2006 we acquired a 50% partnership interest in Sandhill Group, LLC for $5 million from Magna Carta Group, LLC. Magna Carta holds the other 50% interest in Sandhill. The acquisition was financed with cash on hand. The terms of the acquisition include earnout provisions such that additional payments of up to $2.0 million would be paid by us to Magna Carta if Sandhill achieves targeted performance levels during the seven years between 2006 and 2012 inclusive. We have also guaranteed to Sandhill's lender 50% of the outstanding debt of $4.7 million, or $2.36 million.

     Sandhill is a limited liability company that owns a CO(2) processing facility located in Brandon, Mississippi. Sandhill is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemical and oil industries. The facility acquires CO(2) from us under a long-term supply contract that we acquired in 2005 from Denbury.

     Sandhill is managed by a management committee consisting of two representatives each from Magna Carta and us. Our equity in the earnings of Sandhill will be included in our industrial gases segment.

     RESULTS OF OPERATIONS

     PIPELINE TRANSPORTATION OPERATIONS

     We operate three crude oil common carrier pipeline systems in a four state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Volumes shipped on these systems for the first quarters of 2006 and 2005 are as follows:

                                    Three Months Ended
                                         March 31,
                                    ------------------
Pipeline System - barrels per day      2006     2005
---------------------------------     ------   ------
Mississippi                           16,409   16,139
Jay                                   11,414   14,853
Texas                                 34,235   29,828

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

     Denbury is the largest producer (based on average barrels produced per day) of crude oil in the State of Mississippi. Our Mississippi System is adjacent to several of Denbury's existing and prospective oil fields. As Denbury continues to acquire and develop old oil fields using CO(2) based tertiary recovery operations, additional crude oil gathering and CO(2) supply infrastructure will be needed, although we can provide no assurance that we will be involved in any such projects.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. Throughput declined from an annual average of 14,440 barrels per day in 2004 to 13,725 barrels per day in 2005, although part of the decline in these years can be attributed to hurricanes that passed near the panhandle of Florida. In the first quarter of 2006, throughput declined further to a daily average of 11,414 barrels.

     While new production in the area surrounding the Jay System has offset some of the declining production curves of the older producing fields in the area, we do not know if this new production will be sufficient to continue to offset declining production from existing wells in the area. One of the larger older fields has been unable to return to its production levels before the hurricanes of 2005. Another producing field reduced production during part of the first quarter for maintenance. In the last month of the first quarter, volumes started to improve from these fields, resulting in total average throughput for March at 12,575 barrels per day. We do not know if these producers will be successful in returning to production levels before the hurricanes.

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

     Volumes on our Texas System averaged 34,235 barrels per day during the first quarter of 2006. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. We have a joint tariff with TEPPCO under which we earned $0.20 per barrel on the majority of the barrels we deliver to the shipper's facilities. Substantially all of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

     Our Texas System is dependent on the connecting carriers for supply, and on the two refineries for demand for our services. Volumes on the Texas System fluctuate as a result of changes in the supply available for the two refineries to acquire and ship on our pipeline. We lease tankage in Webster on the Texas System of approximately 165,000 barrels. We have a tank rental reimbursement agreement with the primary shipper on our Texas System to reimburse us for the expense of leasing of that storage capacity. Volumes on the Texas System may continue to fluctuate as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

     We operate a CO(2) pipeline in Mississippi to transport CO(2) from Denbury's main CO(2) pipeline to Brookhaven oil field. Denbury has the exclusive right to use this CO(2) pipeline. This arrangement has been accounted for as a direct financing lease.

     Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs and costs of compliance with regulations. Some of these costs are not predictable, such as failures of equipment or power cost increases. We perform regular maintenance on our assets to keep them in good operational condition and to minimize cost increases.

     Operating results from continuing operations for our pipeline transportation segment were as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                         2006      2005
                                                                       -------   -------
                                                                         (in thousands)
Crude oil tariffs and revenues from direct financing
   leases of crude oil pipelines .............................         $ 3,333   $ 3,264
Sales of crude oil pipeline loss allowance volumes ...........           1,318     1,079
Revenues from direct financing leases of CO(2) pipelines .....              87        92
Tank rental reimbursements and other miscellaneous revenues ..             144       133
                                                                       -------   -------
Total revenues from crude oil and CO(2) tariffs, including
   revenues from direct financing leases .....................           4,882     4,568
Revenues from natural gas tariffs and sales ..................           2,888     2,744
Natural gas purchases ........................................          (2,699)   (2,636)
Pipeline operating costs .....................................          (2,269)   (2,233)
                                                                       -------   -------
   Segment margin ............................................         $ 2,802   $ 2,443
                                                                       =======   =======
Crude oil pipeline volumes per day - barrels .................          62,058    60,821

     Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

     Pipeline segment margin increased $0.4 million or 15% to $2.8 million for the three months ended March 31, 2006, as compared to $2.4 million for the three months ended March 31, 2005. Revenues from crude oil and CO(2) tariffs and related sources added the majority of the increase for the period. Higher market prices for crude oil added $0.2 million to pipeline loss allowance revenues, with the remainder of the increase from variations in volumes and higher tariffs on the Jay System than in the prior period.

     Costs of operating the pipelines remained the same as in the 2005 period.

     INDUSTRIAL GASES SEGMENT

     Our industrial gases segment includes the results of our CO(2) sales to industrial customers and our share of the operating income of our 50% partnership interest in T&P Syngas.

     CO(2)

     We supply CO(2) to industrial customers under seven long-term CO(2) sales contracts. We acquired those contracts, as well as the CO(2) necessary to satisfy substantially all of our expected obligations under those contracts, in three separate transactions with Denbury. We sell our CO(2) to customers who treat the CO(2) and sell it to end users for use for beverage carbonation and food chilling and freezing. Our compensation for supplying CO(2) to our industrial customers is the effective difference between the price at which we sell our CO(2) under each contract and the price at which we acquired our CO(2) pursuant to our volumetric production payments (VPPs), minus transportation costs. We expect our CO(2) contracts to provide stable cash flows until they expire, at which time we will attempt to extend or replace those contracts, including acquiring the necessary CO(2) supply from wholesalers. At March 31, 2006, we have 231.1 Bcf of CO(2) remaining under the VPPs.

     The terms of our contracts with the industrial CO(2) customers include minimum take-or-pay and maximum delivery volumes. The maximum daily contract quantity per year in the contracts totals 98,000 Mcf. Under the minimum take-or-pay volumes, the customers must purchase a total of 51,000 Mcf per day whether received or not. Any volume purchased under the take-or-pay provision in any year can then be recovered in a future year as long as the minimum requirement is met in that year. In the three years ended December 31, 2005, all of our customers purchased more than their minimum take-or-pay quantities.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Our industrial customers treat the CO(2) and transport it to their own customers. The primary industrial applications of CO(2) by these customers include beverage carbonation and food chilling and freezing. Based on historical data for 2004 through 2006, we can expect some seasonality in our sales of CO(2). The dominant months for beverage carbonation and freezing food are from April to October, when warm weather increases demand for beverages and the approaching holidays increase demand for frozen foods. The table below depicts these seasonal fluctuations. The average daily sales (in Mcfs) of CO(2) for each quarter in 2006, 2005 and 2004 under these contracts (including volumes sold by Denbury on the contracts we acquired in the third quarter of 2004 and fourth quarter of 2005) were as follows:

Quarter    2006     2005     2004
-------   ------   ------   ------
First     66,565   67,434   63,953
Second             73,307   73,734
Third              77,264   78,097
Fourth             77,089   70,696

     Syngas

     On April 1, 2005, we acquired from TCHI Inc., a wholly owned subsidiary of ChevronTexaco Global Energy Inc., a 50% partnership interest in T&P Syngas for $13.4 million in cash, which we funded with proceeds from our credit facility. T&P Syngas is a partnership which owns a facility located in Texas City, Texas that manufactures syngas (a combination of carbon monoxide and hydrogen) and high-pressure steam. Under that processing agreement, Praxair provides the raw materials to be processed and receives the syngas and steam produced by the facility. T&P Syngas receives a processing fee for its services. Praxair has the exclusive right to use the facility through at least 2016 (term extendable at Praxair's option for two additional five year terms). Praxair also is our partner in the joint venture and owns the remaining 50% interest. We recognize our share of the earnings of T&P Syngas in each period. We are amortizing the excess of the price we paid for our interest in T&P Syngas over our share of the equity of T&P Syngas over the remaining useful life of the assets of T&P Syngas. This excess of $4.0 million is being amortized over eleven years. We receive cash distributions from T&P Syngas quarterly.

     Operating results from continuing operations for our industrial gases segment were as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                                  2006      2005
                                                -------   -------
                                                  (in thousands)
Revenues from CO(2) sales .............         $ 3,387   $ 2,280
CO(2) transportation and other costs ..          (1,073)     (755)
Equity in earnings of T&P Syngas ......             313        --
                                                -------   -------
   Segment margin .....................         $ 2,627   $ 1,525
                                                =======   =======
CO(2) sales - Mcf per day .............          66,565    47,808

     Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

     The increasing margins from the industrial gases segment between the first quarter of 2005 and 2006 are primarily attributable to the acquisition we made in the fourth quarter of 2005 in this segment. The average revenue per Mcf sold increased almost 7% between the periods, due to inflation adjustments in the contracts and variations in the volumes sold under each contract.

     Transportation costs for the CO(2) on Denbury's pipeline have increased due to the increased volume and the effect of the annual inflation factor in the rate paid to Denbury. The rate per Mcf in 2006 increased 2% over the 2005 first quarter rate.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Our share of the operating income of T&P Syngas for the three months of 2006 was $401,000. We reduced the amount we recorded as our equity in T&P Syngas by $88,000 as amortization of the excess purchase price of T&P Syngas. During the first quarter of 2006, T&P Syngas paid us a distribution totaling $0.2 million attributable to the fourth quarter of 2005.

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

     Field operating costs consist of the costs to operate our fleet of leased trucks used to transport crude oil, and the costs to maintain the trucks and assets used in the crude oil gathering operation. More than 60% of these costs are variable and increase or decrease with volumetric changes. These costs include payroll and benefits (as drivers are paid on a commission basis based on volumes), maintenance costs for the trucks (as we lease the trucks under full service maintenance contracts under which we pay a maintenance fee per mile driven), and fuel costs. Fuel costs also fluctuate based on changes in the market price of diesel fuel. Fixed costs include the base lease payment for the vehicle, insurance costs and costs for environmental and safety related operations.

     Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                     2006        2005
                                                                  ---------   ---------
                                                                      (in thousands)
Revenues ...................................................      $ 252,445   $ 247,008
Crude oil costs ............................................       (247,372)   (242,288)
Field operating costs ......................................         (3,345)     (3,832)
                                                                  ---------   ---------
   Segment margin ..........................................      $   1,728   $     888
                                                                  =========   =========
Volumes per day:
   Crude oil wellhead - barrels ............................         36,624      41,969
   Crude oil total - barrels (includes wellhead barrels) ...         45,288      58,346
   Crude oil truck transported only - barrels ..............          2,767       5,122

     Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

     Gathering and marketing segment margins increased $0.8 million or 95% to $1.7 million for the three months ended March 31, 2006, as compared to $0.9 million for the three months ended March 31, 2005.

     The primary reasons for this increase in segment margin were an improvement in marketing margins and a decrease in field costs. An increase in the average difference between the sales price and the purchase price of crude oil increased segment margin by $0.5 million, despite a 13,058 barrel per day decrease in purchased volumes. The majority of the decrease in field operating costs of $0.5 million is attributable to a reduction in the size of our fleet. When we leased new trucks late in 2005, we reduced the size of the fleet to better match the volumes being purchased. This reduction in fleet size reduced personnel and truck lease costs. Higher fuel costs offset part of the reduction. Fuel costs increased almost $0.50 per gallon over the 2005 quarter.

     Partially offsetting the effects of the decreased field costs was a $0.2 million decrease in revenues from volumes that we transported for a fee but did not purchase.

     OTHER COSTS AND INTEREST

     Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

     General and administrative expenses. General and administrative expenses consisted of the following:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                             2006      2005
                                                            ------   -------
                                                             (in thousands)
Expenses excluding the effects of the
   stock appreciation rights plan .................         $2,508   $ 2,187
Stock appreciation rights plan expense (credit) ...            152    (1,329)
                                                            ------   -------
   Total general and administrative expense .......         $2,660   $   858
                                                            ======   =======

     General and administrative expenses increased by $1.8 million, however, the increase is primarily attributable to our employee stock appreciation rights plan.

     This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and common unit price at date of exercise. The rights vest over several years. In 2005 we accounted for these rights under the provisions of FASB Interpretation No. 28, which provided that we calculate the difference between the current market price for our common units and the strike price of the rights. At March 31, 2005, our unit price was $8.90 per unit, a decline from $12.60 per unit at December 31, 2004. As a result, all rights were "out of the money", and the liability at December 31, 2004 was reversed, resulting in a credit of $1.3 million. On January 1, 2006, we adopted the provisions of a new accounting pronouncement for accounting for stock-based compensation. Under this pronouncement, we determine the fair value of the rights at each balance sheet date, and record the change in fair value over the service period required from our employees before the rights

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

vest. See additional discussion below under "Cumulative Effect Adjustment of Adoption of New Accounting Principle" and in Note 12 to the financial statements.

     Also increasing general and administrative expenses were increases in employee costs, including benefits and bonus accruals, offset slightly by a reduction in office rent from a lease renegotiation.

     Depreciation, amortization and impairment expense increased $0.3 million between 2005 and 2006 first quarters. The majority of this increase related to amortization of our CO(2) assets. Amortization of the CO(2) assets increased due to the additional CO(2) contracts acquired in the fourth quarter of 2005.

     Interest expense, net.

     Interest expense, net was as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                           2006   2005
                                                           ----   ----
                                                          (in thousands)
Interest expense, including commitment fees ...            $115   $273
Amortization of facility fees .................              85     88
Interest income ...............................             (78)    (6)
                                                           ----   ----
   Net interest expense .......................            $122   $355
                                                           ====   ====

     In the 2006 first quarter, our net interest expense decreased by $0.2 million compared to the 2005 period. In the 2006 period, our average outstanding balance of bank debt was $10.3 million lower than in the 2005 first quarter and our average interest rate was 0.7% greater than in the 2005 period. Our equity offering in December 2005 was used to repay outstanding debt from acquisitions in 2005 and prior years, resulting in the lower average debt balance.

     Gain on disposal of surplus assets. In the 2006 first quarter, we disposed of a minimal amount of surplus assets. In the 2005 first quarter, we sold the Liberty to Maryland segment of our Mississippi pipeline and two idle segments of pipeline in Texas. The Mississippi segment had been out-of-service since February 2002. The Texas segments were idle as a result of our sale of part of our Texas System to TEPPCO in 2003. Additionally we sold an idle site in Houma, Louisiana. We received $1.3 million from the sales of these assets and realized gains totaling $0.7 million, of which $0.3 million was recorded as discontinued operations.

     CUMULATIVE EFFECT ADJUSTMENT - ADOPTION OF NEW ACCOUNTING PRINCIPLE

     On January 1, 2006, we adopted the provisions of SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payments". The adoption of this statement requires that the compensation cost associated with our stock appreciation rights plan, which upon exercise will result in the payment of cash to the employee, be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123(R), we accounted for the stock appreciation rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. Under SFAS 123(R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates.

     We have elected to calculate the fair value of the rights under the plan using the Black-Scholes valuation model. This model requires that we include the expected volatility of the market price for our common units, the current price of our common units, the exercise price of the rights, the expected life of the rights, the current risk free interest rate, and our expected annual distribution yield. This valuation is then applied to the vested rights outstanding and to the non-vested rights based on the percentage of the service period that has elapsed. The valuation is adjusted for expected forfeitures of rights (due to terminations before vesting, or expirations after vesting). The liability amount accrued on the balance sheet is adjusted to this amount with the adjustment reflected in the statement of operations.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The estimates that we made upon the adoption of this standard at January 1, 2006 included the following:

     - In determining the expected life of the rights, we used the simplified method allowed by the Securities and Exchange Commission. We have very limited experience with employee exercise patterns, as our plan was initiated on December 31, 2003. The simplified method produces an initial expected life of 6.25 years for those rights we issued that vest 25% per year for four years, and an initial expected life of 7 years for those rights we issued that fully vest at the end of a four-year period.

     - The expected volatility of our units was computed using the historical period we believe is representative of future expectations. We determined what period to use in the historical period by considering whether we were paying distributions to our unitholders, and at what rate. The expected volatility used in the fair value calculations was approximately 33%.

     - The risk-free interest rate was determined from current yields for U.S. Treasury zero-coupon bonds with a term similar to the remaining expected life of the rights.

     - In determining our expected future distribution yield, we considered our history of distribution payments, our expectations for future payments, and the distribution yields of entities similar to us.

     - The final estimate we were required to make is the expected forfeitures of non-vested rights and expirations of vested rights. As our stock appreciation rights plan was not put in place until December 31, 2003, we have very limited experience with employee forfeiture and expiration patterns. We reviewed the history available to us as well as employee turnover patterns in determining the rates to use. We also decided to use different estimates for different groups of employees.

     At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. We calculated the effect of adoption of SFAS 123(R) at January 1, 2006, and determined that our recorded liability at December 31, 2005 should be reduced by $30,000. This reduction is reflected as income from the cumulative effect of the adoption of a new accounting principle on our statement of operations. We do not believe the effect of adoption of this accounting principle at January 1, 2005 would have been material. The adjustment of the liability to its fair value at March 31, 2006, resulted in the expense of $0.2 million that is included in general and administrative expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL RESOURCES

     We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility is composed of two components - up to $15 million for loans and up to $35 million for letters of credit. In total we may borrow up to $65 million in loans under our credit facility. At March 31, 2006, we had $10.7 million in letters of credit and $2.6 million of debt outstanding under the working capital portion. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

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

     The aggregate amount that we may have outstanding at any time in loans and letters of credit under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At March 31, 2006, the borrowing base was $49.1 million. The total amount available for borrowings at March 31, 2006 was $12.4 million under the working capital portion and $50.0 million under the acquisition portion of our credit facility.

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

     Our credit facility covenants also require us to achieve specified minimum financial metrics. For example, before we may make distributions to our partners, we must maintain a cash flow coverage ratio of at least 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At March 31, 2006, the calculation resulted in a ratio of 1.4 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At March 31, 2006, the result of this calculation was $15.0 million. Our credit facility also requires that we meet or exceed certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants and are not otherwise in default under our credit facility, we are otherwise not limited by our credit facility in making distributions to our partners.

     The covenants described above could prevent us from engaging in certain transactions which might otherwise be considered beneficial to us. For example, they could:

     - increase our vulnerability to generally adverse economic and industry conditions;

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

     Our credit facility contains customary events of default, including for non-payment of principal and interest, and failure to comply with any covenant.

     Our average daily outstanding balance under our credit facility during the first quarter of 2006 was less than $0.1 million. The interest rate we paid during this same period was 8.0%.

     Our credit facility is secured by liens on substantially all of our assets.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     CAPITAL EXPENDITURES

     A summary of our capital expenditures in the three months ended March 31, 2006 and 2005 is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            2006    2005
                                                            ----   ------
                                                           (in thousands)
Maintenance capital expenditures:
   Texas pipeline system ........................           $ 15   $   14
   Mississippi pipeline system ..................             44      471
   Jay pipeline system ..........................             39        5
   Crude oil gathering assets ...................             72        9
   Administrative assets ........................             49       12
                                                            ----   ------
      Total maintenance capital expenditures ....            219      511

Growth capital expenditures:
   Mississippi pipeline system ..................             68       79
   Natural gas gathering assets .................             --    3,108
                                                            ----   ------
      Total growth capital expenditures .........             68    3,187
                                                            ----   ------
         Total capital expenditures .............           $287   $3,698
                                                            ====   ======

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

     Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows such as the three acquisitions made in 2005 and the investment in April 2006 in Sandhill Group, LLC discussed in "Acquisitions in 2006" above.

     SOURCES OF FUTURE CAPITAL

     Our credit facility provides us with $50 million of capacity for acquisitions and $15 million for borrowings under the working capital portion. Both portions of the facility are revolving facilities. At March 31, 2006, we had $2.6 million outstanding under the working capital facility and no debt outstanding under the acquisition facility.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                Three Months Ended March 31,
                                ----------------------------
                                        2006      2005
                                      -------   -------
                                        (in thousands)
Cash provided by (used in):
   Operating activities......         $(2,297)  $ 2,539
   Investing activities......         $  (128)  $(2,824)
   Financing activities......         $  (292)  $ 1,338

     Operating. Net cash from operating activities for each period have been comprised of the following:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                           2006      2005
                                                         -------   -------
                                                           (in thousands)
Net (loss) income...............................         $ 2,591   $ 2,770
Depreciation, amortization and impairment.......           1,864     1,526
Gain on sales of assets.........................             (50)     (653)
Direct financing leases.........................             129       120
Other non-cash items............................             385    (1,227)
Changes in components of working capital, net...          (7,216)        3
                                                         -------   -------
   Net cash from operating activities...........         $(2,297)  $ 2,539
                                                         =======   =======

     Our operating cash flows are affected significantly by changes in items of working capital. We have had situations where other parties have prepaid for purchases or paid more than was due, resulting in fluctuations in one period as compared to the next until the party recovers the excess payment. In the 2006 first quarter, we acquired inventory. The timing of capital expenditures and the related effect on our recorded liabilities also affects operating cash flows.

     Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $87.0 million aggregate receivables on our consolidated balance sheet at March 31, 2006, approximately $86.3 million, or 99.3%, were less than 30 days past the invoice date.

     Investing. We utilized cash flows to make limited capital expenditures, primarily related to equipment we installed on our newly leased trucks used in our gathering operations, and for pipeline improvements.

     Financing. In the first quarter of 2006, we borrowed $2.6 million under our credit facility. We also paid distributions to our unitholders and our general partner totaling $2.4 million. In the prior year period, we increased our borrowings by $2.2 million and paid distributions totaling $1.4 million.

     DISTRIBUTIONS

     We are required by our partnership agreement to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We have increased our distribution for each of the last three quarters, including the distribution to be paid for the first quarter of 2006, as shown in the table below.

                             Date          Per Unit        Total
Distribution For      Paid or to be Paid    Amount    Amount (000's)
----------------      ------------------   --------   --------------
Fourth quarter 2004   February 2005          $0.15        $1,426
First quarter 2005    May 2005               $0.15        $1,426
Second quarter 2005   August 2005            $0.15        $1,426
Third quarter 2005    November 2005          $0.16        $1,521
Fourth quarter 2005   February 2006          $0.17        $2,391
First quarter 2006    May 2006               $0.18        $2,532

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

     Available Cash before Reserves for the year ended March 31, 2006 is as follows (in thousands):

Net income.............................................................   $2,591
Depreciation and amortization..........................................    1,864
Cash received from direct financing leases not included in income......      129
Cash effects from sales of certain asset sales.........................       17
Effects of available  cash  generated by  investment in T&P Syngas
   not included in net income..........................................      280
Non-cash charges.......................................................      353
Maintenance capital expenditures.......................................     (219)
                                                                          ------
Available Cash before Reserves.........................................   $5,015
                                                                          ======

     We have reconciled Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three months ended March 31, 2006 below. For the three months ended March 31, 2006, cash flows utilized in operating activities were $2.3 million.

     NON-GAAP FINANCIAL MEASURE

     This quarterly report includes the financial measure of Available Cash, which measure often is referred to as a "non-GAAP" measure because it is not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP. The accompanying schedule provides a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.

     Available Cash, also referred to as discretionary cash flow, is commonly used as a supplemental financial measure by management and by external users of financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess: (1) the financial performance of our assets without regard to financing methods, capital structures or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest cost and support our indebtedness; (3) our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing and capital structure; and (4) the viability of projects and the overall rates of return on alternative investment opportunities. Because Available Cash excludes some, but not all, items that affect net income or loss and because these measures may vary among other companies, the Available Cash data presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures of other companies. The GAAP measure most directly comparable to Available Cash is net cash provided by operating activities.

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

     The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three months ended March 31, 2006, is as follows (in thousands):

                                                                           Three
                                                                          Months
                                                                           Ended
                                                                         March 31,
                                                                           2006
                                                                         ---------
Cash flows utilized in operating activities ..........................    $(2,297)
Adjustments to reconcile operating cash flows to Available Cash:
   Maintenance capital expenditures ..................................       (219)
   Proceeds from sales of certain assets .............................         67
   Amortization of credit facility issuance fees .....................        (92)
   Cash effects of stock appreciation rights plan ....................        (18)
   Effects of available cash generated by investment in T&P Syngas
      not included in cash flows from operating activities ...........        358
   Net effect of changes in operating accounts not included in
      calculation of Available Cash before Reserves ..................      7,216
                                                                          -------
Available Cash before Reserves .......................................    $ 5,015
                                                                          =======

     COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

     CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

     In addition to the Credit Facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at March 31, 2006.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                          Payments Due by Period
                                          ------------------------------------------------------
                                          Less than                            After
Contractual Cash Obligations                1 Year    1-3 Years   4-5 Years   5 Years     Total
----------------------------              ---------   ---------   ---------   -------   --------
                                                              (in thousands)
Long-term Debt ........................    $     --    $ 2,600      $   --      $ --    $  2,600
Interest Payments (1) .................         208        243          --        --         451
Operating Leases ......................       2,803      4,621       2,323       298      10,045
Unconditional Purchase
   Obligations (2) ....................     144,302     57,057          --        --     201,359
                                           --------    -------      ------      ----    --------
Total Contractual Cash Obligations ....    $147,313    $64,521      $2,323      $298    $214,455
                                           ========    =======      ======      ====    ========

(1) Interest on our long-term debt is at market-based rates. Amount shown for interest payments represents interest that would be paid if the debt outstanding at March 31, 2006 remained outstanding through the maturity date of June 1, 2008 and interest rates remained at the March 31, 2006 market levels through June 1, 2008. Actual obligations may differ from the amounts included above.

(2) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at March 31, 2006, were used to value the obligations. Actual obligations may differ from the amounts included above.

     OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under Contractual Obligation and Commercial Commitments above, nor do we have any debt or equity triggers based upon our unit or commodity prices.

     NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     See discussion of new accounting pronouncements in Note 2, "New Accounting Pronouncements" in the accompanying consolidated financial statements.

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

     You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under "Risk Factors" discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks primarily related to volatility in crude oil prices and interest rates.

     Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At March 31, 2006, we had entered into forward contracts and NYMEX future contracts that will settle through May 2006. These contracts either do not qualify for hedge accounting or are fair value hedges, therefore the fair value of these derivatives have received mark-to-market treatment in current earnings. This accounting treatment is discussed further under Note 2 "Summary of Significant Accounting Policies" of our Consolidated Financial Statements in our Annual Report on Form 10-K.

                                               Sell (Short)   Buy (Long)
                                                 Contracts     Contracts
                                               ------------   ----------
Futures Contracts
   Contract volumes (1,000 bbls)............          184           53
   Weighted average price per bbl...........      $ 64.11        66.38
   Contract value (in thousands)............      $11,796       $3,518
   Mark-to-market change (in thousands).....          560           13
                                                  -------       ------
   Market settlement value (in thousands)...      $12,356       $3,531
                                                  =======       ======
Forward Contracts
   Contract volumes (1,000 bbls)............           73           73
   Weighted average price per bbl...........      $ 62.68       $61.28
   Contract value (in thousands)............      $ 4,576       $4,473
   Mark-to-market change (in thousands).....          134          229
                                                  -------       ------
   Market settlement value (in thousands)...      $ 4,710       $4,702
                                                  =======       ======

     The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the March 31, 2006 quoted market prices on the NYMEX.

     We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. The average interest rate presented below is based upon rates in effect at March 31, 2006. The carrying value of our debt in our credit facility approximates fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.

                                  Expected Year
                                   Of Maturity
                                      2008
                                 (in thousands)
                                 --------------
Long-term debt - variable rate        2,600
Average interest rate                   8.0%

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     See Part I. Item 1. Note 11 to the Consolidated Financial Statements entitled "Contingencies", which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     (a)  Exhibits.

          Exhibit 10.1   Earnout Agreement by and Between the Magna Carta Group,
                         L.L.C. and Genesis Crude Oil, L.P.

          Exhibit 10.2   Limited Commercial Guarantee with Sandhill Group,
                         L.L.C. as Borrower, Region's Bank as Bank and Genesis
                         Crude Oil, L.P. as Guarantor

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

                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                        By: GENESIS ENERGY, INC., as
                                            General Partner


Date:  May 9, 2006                      By: /s/ ROSS A. BENAVIDES
                                            ------------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

Index to Exhibits

Exhibits

Exhibit 10.1   Earnout Agreement by and Between the Magna Carta Group, L.L.C.
               and Genesis Crude Oil, L.P.

Exhibit 10.2   Limited Commercial Guarantee with Sandhill Group, L.L.C. as
               Borrower, Region's Bank as Bank and Genesis Crude Oil, L.P. as
               Guarantor

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