Form 10-Q
period 2006-06-30
GENESIS ENERGY LP
filed 2006-08-07
CIK 1022321

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                Yes  X    No
                                    ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

                                Yes       No  X
                                    ---      ---

Indicate number of outstanding shares of each of the issuer's classes of common stock, as of the latest practicable date. Limited Partner Units outstanding as of August 4, 2006: 13,784,441

================================================================================

                         This report contains 44 pages

                              GENESIS ENERGY, L.P.

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2006 and
            December 31, 2005............................................     4

         Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2006 and 2005..........................     5

         Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2006 and 2005.......................................     6

         Consolidated Statement of Partners' Capital for the Six Months
            Ended June 30, 2006..........................................     7

         Notes to Consolidated Financial Statements......................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................    23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    42

Item 4.  Controls and Procedures.........................................    42

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    43

Item 1A. Risk Factors....................................................    43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    43

Item 3.  Defaults upon Senior Securities.................................    43

Item 4.  Submission of Matters to a Vote of Security Holders.............    43

Item 5.  Other Information...............................................    43

Item 6.  Exhibits........................................................    43

SIGNATURES...............................................................    44

                              GENESIS ENERGY, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                       June 30,   December 31,
                                                                         2006         2005
                                                                       --------   ------------
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .......................................   $  1,716     $  3,099
   Accounts receivable:
      Trade ........................................................    100,079       82,119
      Related party ................................................        966          515
   Inventories .....................................................      8,861          498
   Net investment in direct financing leases, net of unearned
      income - current portion .....................................        549          531
   Insurance receivable ............................................        995        2,042
   Other ...........................................................      1,496        1,645
                                                                       --------     --------
      Total current assets .........................................    114,662       90,449
FIXED ASSETS, at cost ..............................................     69,962       69,708
   Less: Accumulated depreciation ..................................    (37,489)     (35,939)
                                                                       --------     --------
      Net fixed assets .............................................     32,473       33,769
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income ..      5,662        5,941
CO2 ASSETS, net of amortization ....................................     35,612       37,648
JOINT VENTURES AND OTHER INVESTMENTS ...............................     18,489       13,042
OTHER ASSETS, net of amortization ..................................        755          928
                                                                       --------     --------
TOTAL ASSETS .......................................................   $207,653     $181,777
                                                                       ========     ========
                  LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Accounts payable:
      Trade ........................................................   $ 95,675     $ 82,369
      Related party ................................................      1,986        2,917
   Accrued liabilities .............................................      8,143        7,325
                                                                       --------     --------
      Total current liabilities ....................................    105,804       92,611
LONG-TERM DEBT .....................................................     11,500           --
OTHER LONG-TERM LIABILITIES ........................................      1,026          955
COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTERESTS .................................................        522          522
PARTNERS' CAPITAL
   Common unitholders, 13,784 units issued and outstanding .........     86,959       85,870
   General partner .................................................      1,842        1,819
                                                                       --------     --------
      Total partners' capital ......................................     88,801       87,689
                                                                       --------     --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ............................   $207,653     $181,777
                                                                       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GENESIS ENERGY, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per unit amounts)
                             (Unaudited)

                                                                               Three Months           Six Months
                                                                              Ended June 30,        Ended June 30,
                                                                           -------------------   -------------------
                                                                             2006       2005       2006       2005
                                                                           --------   --------   --------   --------
REVENUES:
Crude oil gathering and marketing:
   Unrelated parties (including revenues from buy/sell arrangements of $69,772 in the six months of 2006 and $90,550 and $176,392
      in the three and six months of 2005, respectively) ...............   $220,633   $247,450   $472,894   $494,274
   Related parties .....................................................        195        242        379        426
Pipeline transportation, including natural gas sales:
   Unrelated parties ...................................................      7,404      5,726     13,994     11,927
   Related parties .....................................................      1,217      1,158      2,397      2,269
CO2 revenues:
   Unrelated parties ...................................................      3,239      2,568      6,626      4,848
   Related party .......................................................        655         --        655         --
                                                                           --------   --------   --------   --------
   Total revenues ......................................................    233,343    257,144    496,945    513,744
COSTS AND EXPENSES:
Crude oil costs:
   Unrelated parties (including crude oil costs from buy/sell arrangements of $68,899 in the six months of 2006 and $90,254
      and $176,399 in the three and six months of 2005, respectively) ..    214,737    241,535    460,649    483,346
   Related parties .....................................................         24      1,524      1,484      2,001
   Field operating .....................................................      3,720      4,183      7,065      8,015
Pipeline transportation costs:
   Pipeline operating costs ............................................      2,477      2,300      4,746      4,533
   Natural gas purchases ...............................................      2,542      1,776      5,241      4,412
CO2 distribution costs:
   Transportation costs - related party ................................      1,153        773      2,174      1,490
   Other costs .........................................................         54         38        106         76
General and administrative .............................................      3,249      2,468      5,909      3,326
Depreciation and amortization ..........................................      2,029      1,568      3,893      3,094
Net loss (gain) on disposal of surplus assets ..........................          1        (27)       (49)      (398)
                                                                           --------   --------   --------   --------
OPERATING INCOME .......................................................      3,357      1,006      5,727      3,849
OTHER INCOME (EXPENSE):
Equity in earnings of joint ventures ...................................        339        252        652        252
Interest income ........................................................         30         22        108         28
Interest expense .......................................................       (293)      (528)      (493)      (889)
                                                                           --------   --------   --------   --------
Income from continuing operations before income taxes ..................      3,433        752      5,994      3,240
Income tax benefit .....................................................         11         --         11         --
                                                                           --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS ......................................      3,444        752      6,005      3,240
(Loss) income from operations of discontinued Texas System .............         --         (9)        --        273
Cumulative effect adjustment of adoption of new accounting principle ...         --         --         30         --
                                                                           --------   --------   --------   --------
NET INCOME .............................................................   $  3,444   $    743   $  6,035   $  3,513
                                                                           ========   ========   ========   ========
NET INCOME PER COMMON UNIT - BASIC AND DILUTED:
   Income from continuing operations ...................................   $   0.24   $   0.08   $   0.43   $   0.34
   Income from discontinued operations .................................         --         --         --       0.03
   Cumulative effect adjustment ........................................         --         --         --         --
                                                                           --------   --------   --------   --------
NET INCOME .............................................................   $   0.24   $   0.08   $   0.43   $   0.37
                                                                           ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON UNITS OUTSTANDING ....................     13,784      9,314     13,784      9,314
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

                              GENESIS ENERGY, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Six months
                                                                         Ended June 30,
                                                                      -------------------
                                                                        2006       2005
                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................   $  6,035   $  3,513
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities -
      Depreciation ................................................      1,857      1,773
      Amortization of CO2 contracts ...............................      2,036      1,321
      Amortization of credit facility issuance costs ..............        186        187
      Amortization of unearned income on direct financing leases ..       (333)      (349)
      Payments received under direct financing leases .............        594        593
      Equity in earnings of joint ventures ........................       (652)      (252)
      Distributions from joint ventures - return on investment ....        677         --
      Gain on asset disposals .....................................        (49)      (671)
      Cumulative effect adjustment for new accounting principle ...        (30)        --
      Other non-cash charges (credits) ............................        110       (942)
      Changes in components of working capital -
         Accounts receivable ......................................    (18,411)   (20,910)
         Inventories ..............................................     (8,363)    (3,163)
         Other current assets .....................................      1,196        267
         Accounts payable .........................................     12,856     15,395
         Accrued liabilities ......................................        747      2,383
                                                                      --------   --------
Net cash used in operating activities .............................     (1,544)      (855)
                                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ............................       (480)    (4,394)
   Investment in T&P Syngas Supply Company ........................         --    (13,505)
   Distributions from joint ventures - return of investment .......        153         --
   Investment in Sandhill Group, LLC ..............................     (5,037)        --
   Investments, other .............................................       (513)        --
   Proceeds from sale of assets ...................................         67      1,360
   Other, net .....................................................        (26)       (53)
                                                                      --------   --------
Net cash used in investing activities .............................     (5,836)   (16,592)
                                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank borrowings of debt, net ...................................     11,500     19,100
   Other, net .....................................................       (580)       748
   Distributions to common unitholders ............................     (4,825)    (2,794)
   Distributions to General Partner ...............................        (98)       (57)
                                                                      --------   --------
Net cash provided by financing activities .........................      5,997     16,997
                                                                      --------   --------
Net decrease in cash and cash equivalents .........................     (1,383)      (450)
Cash and cash equivalents at beginning of year ....................      3,099      2,078
                                                                      --------   --------
Cash and cash equivalents at end of period ........................   $  1,716   $  1,628
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

                              GENESIS ENERGY, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (In thousands)
                                   (Unaudited)

                                                                    Partners' Capital
                                                       -------------------------------------------
                                                       Number of
                                                         Common       Common     General
                                                         Units     Unitholders   Partner    Total
                                                       ---------   -----------   -------   -------
Partners' capital at January 1, 2006 ...............     13,784      $85,870     $1,819    $87,689
Net income for the six months ended June 30, 2006 ..         --        5,914        121      6,035
Distributions to partners during the six months
   ended June 30, 2006 .............................         --       (4,825)       (98)    (4,923)
                                                         ------      -------     ------    -------
Partners' capital at June 30, 2006 .................     13,784      $86,959     $1,842    $88,801
                                                         ======      =======     ======    =======

   The accompanying notes are an integral part of these consolidated financial statements.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     We are a midstream partnership that was formed in 1996 as a master limited partnership, or MLP. We have a diverse portfolio of customers and assets, including pipeline transportation of primarily crude oil and, to a lesser extent, natural gas and carbon dioxide (CO(2)) in the Gulf Coast region of the United States. In conjunction with our crude oil pipeline transportation operations, we operate a crude oil gathering and marketing business, which helps ensure a base supply of crude oil for our pipelines. We participate in industrial gas activities, including a CO(2) supply business, which is associated with the CO(2) tertiary oil recovery process being used in Mississippi by an affiliate of our general partner. During 2005, we also acquired a 50% interest in a joint venture that processes natural gas to produce syngas and high-pressure steam. During 2006, we acquired a 50% interest in a joint venture that processes CO(2) for use in the food, beverage, chemical and oil industries. Our operations are conducted through our operating subsidiary, Genesis Crude Oil, L.P., and its subsidiary partnerships.

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

     Basis of Consolidation and Presentation

     The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2006 and December 31, 2005 and our results of operations for the three and six months ended June 30, 2006 and 2005, our cash flows for the six months ended June 30, 2006 and 2005, and our changes in partners' capital for the six months ended June 30, 2006. All significant intercompany transactions have been eliminated. The accompanying consolidated financial statements include Genesis Energy, L.P., its operating subsidiary and its subsidiary partnerships. Our general partner owns a 0.01% general partner interest in Genesis Crude Oil, L.P., which is reflected in our financial statements as a minority interest.

     In 2005, we acquired a 50% interest in T&P Syngas Supply Company. In 2006, we acquired a 50% interest in Sandhill Group, LLC. We account for these investments using the equity method, as we exercise significant influence over their operating and financial policies. See Note 3.

     No provision for federal or state income taxes related to our operations is included in the accompanying consolidated financial statements; as such income will be taxable directly to the partners holding partnership interests. The State of Texas enacted a margin tax in May 2006 that we will be required to pay beginning in 2008. The method of calculation for this margin tax is similar to an income tax, requiring us to recognize currently the impact of this new tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. See Note 13.

     The financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   NEW ACCOUNTING PRONOUNCEMENTS

     Adoption of SFAS 123(R) on January 1, 2006

          On January 1, 2006, we adopted the provisions of SFAS No. 123(R). In December 2004, the FASB issued SFAS No. 123 (revised December 2004), "Share-Based Payments". The adoption of this statement requires that the compensation cost associated with our stock appreciation rights plan, which upon exercise will result in the payment of cash to the employee, be re-measured each reporting period based on the fair value of the rights. Before the adoption of SFAS 123(R), we accounted for the stock appreciation rights in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. Under SFAS 123(R), the liability is calculated using a fair value method that takes into consideration the expected future value of the rights at their expected exercise dates. See Note 12.

     EITF 04-13

          We enter into buy/sell transactions that are contractual arrangements that establish the terms of the purchase of a particular grade of crude oil at a specified location and the sale of a particular grade of crude oil at a different location at the same or at another specified date. These arrangements are detailed jointly, in a single contract, or separately, in individual contracts that are entered into concurrently or in contemplation of one another with a single counterparty. Both transactions require physical delivery of the crude oil and the risk and reward of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling, credit risk and counterparty nonperformance risk. In accordance with the provision of Emerging Issues Task Force Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," we have reflected the amounts of revenues and purchases for these transactions as a net amount in our consolidated statements of operations beginning with April 2006. Transactions for periods prior to April 2006 are not reflected as a net amount, however the amounts are disclosed parenthetically on the consolidated statements of operations. This change had no effect on operating income, net income or cash flows, however it did reduce both crude oil gathering and marketing revenues and crude oil costs by $66.3 million for the three and six months ended June 30, 2006.

     SFAS 154

          In May 2005, the FASB issued Statement of Financial Standards No. 154, "Accounting Changes and Error Corrections" (SFAS 154). This statement established new standards on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the financial statements of prior periods for all such changes, unless it is impracticable to do so. SFAS 154 was effective for us in the first quarter of 2006.

3.   JOINT VENTURES AND OTHER INVESTMENTS

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

          We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting. We reflect in our consolidated statements of operations our equity in T&P Syngas' net income, net of the amortization of the excess of our investment over our share of partners' capital of T&P Syngas. We paid $4.0 million more for our interest in T&P Syngas than our share of partners' capital on the balance sheet of T&P Syngas at the date of the

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition. This excess amount of the purchase price over the equity in T&P Syngas is being amortized using the straight-line method over the remaining useful life of the assets of T&P Syngas of eleven years. Our consolidated statements of operations for the three and six months ended June 30, 2006 included $410,000 and $811,000, respectively, as our share of the operating earnings of T&P Syngas, reduced by amortization of the excess purchase price of $88,000 and $176,000, respectively.

          The table below reflects summarized financial information for T&P Syngas at June 30, 2006.

                                          Six Months Ended
                                            June 30, 2006
                                          ----------------
                                           (in thousands)
Revenues ..............................        $2,510
Operating expenses and depreciation ...          (896)
Other income ..........................             7
                                               ------
Net income ............................        $1,621
                                               ======

                                               June 30, 2006
                                              --------------
                                              (in thousands)
Current assets ............................      $  1,382
Non-current assets ........................        16,206
                                                 --------
Total assets ..............................      $ 17,588
                                                 ========
Current liabilities .......................      $    329
Partners' capital .........................        17,259
                                                 --------
Total liabilities and partners' capital ...      $ 17,588
                                                 ========

     Sandhill Group, LLC

          On April 1, 2006, we acquired a 50% interest in Sandhill Group, LLC, for $5 million in cash, from Magna Carta Group, LLC. Magna Carta holds the other 50% interest in Sandhill. Sandhill is a limited liability company that owns a CO(2) processing facility located in Brandon, Mississippi. Sandhill is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemical and oil industries. The facility acquires CO(2) from us under a long-term supply contract that we acquired in 2005 from Denbury.

          We paid for our interest in Sandhill with cash on hand. The terms of the acquisition include earnout provisions such that we could pay up to an additional $2 million to Magna Carta for our interest in Sandhill, based on the distributable cash generated by Sandhill during the period 2006 through no later than 2012. Should the cumulative distributable cash of Sandhill in the period beginning with 2006 average at least $1.5 million per year, and distributions to the members average at least $1.2 million per year, we will owe Magna Carta $1.0 million at the end of the year when the target is exceeded. If the distributable cash averages $2.0 million per year and distributions average $1.6 million per year in the period beginning with 2006, we will owe Magna Carta an additional $1.0 million.

          During 2003, Sandhill was authorized to issue a series of "Issuer Floating Rate Option Notes" in an amount not to exceed $15,000,000. In 2003, Sandhill issued notes in the amount of $5,900,000 which are backed by a letter of credit from a bank and have a maturity date of December 1, 2013. At June 30, 2006, the outstanding balance of these notes was $4.7 million. We provide a guarantee of 50% of the letter of credit to Sandhill's bank; therefore, our guaranty represents $2.35 million. Sandhill makes principal payments totaling $0.6 million annually. We have recorded the estimated fair value of this guarantee of $0.1 million as a long-term liability in our consolidated balance sheet, with a corresponding increase to our investment in Sandhill.

          We are accounting for our 50% ownership in Sandhill under the equity method of accounting as both partners have substantive participating rights. We reflect in our consolidated statements of operations our equity in Sandhill's net income, net of the amortization of the excess of our investment over our share of partners' capital of Sandhill that is not considered goodwill. We paid $3.8 million more for our interest in Sandhill than our share of partners' capital on the balance sheet of Sandhill at the date of the acquisition. This excess amount of the purchase

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price over the equity in Sandhill has been allocated to the property and equipment of Sandhill and certain intangible assets based on the fair value of those assets, with the remainder of the excess purchase price of $0.5 million allocated to goodwill. The amount allocated to property and equipment and intangible assets is being amortized using the straight-line method over the remaining useful lives of those assets. Our consolidated statements of operations for the three and six months ended June 30, 2006 included $90,000, as our share of the operating earnings of Sandhill, reduced by amortization of the excess purchase price of $73,000.

          The table below reflects summarized financial information for Sandhill at June 30, 2006, for the period since we acquired our interest in Sandhill.

                                         Three Months Ended
                                            June 30, 2006
                                         ------------------
                                           (in thousands)
Revenues..............................         $ 2,693
Operating expenses and depreciation...          (2,513)
Other income..........................               1
                                               -------
Net income............................         $   181
                                               =======

                                             June 30, 2006
                                            --------------
                                            (in thousands)
Current assets...........................       $1,923
Non-current assets.......................        6,869
                                                ------
Total assets.............................       $8,792
                                                ======
Current liabilities......................       $1,731
Non-current liabilities..................        4,355
Members' capital.........................        2,706
                                                ------
Total liabilities and members' capital...       $8,792
                                                ======

     Other Projects

     As is typical with most businesses in our sector, we are continuously searching for and evaluating potential investment opportunities, which involves committing personnel, money and other resources. In connection with those activities, we capitalized $0.5 million during the second quarter and we expect to capitalize another $0.5 million during calendar 2006. If we proceed with the projects associated with those expenditures, we will transfer the costs to those projects to which the costs are attributable. If we do not proceed with those projects, we expect to recover at least our initial investment, although that will depend on the facts and circumstances relating to each investment.

4.   DEBT

     We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility has a $15 million sublimit for loans with the remainder of the $50 million available for letters of credit. In total we may have up to $65 million in loans under our credit facility. At June 30, 2006, we had $11.5 million in loans and $11.8 million in letters of credit (primarily for crude oil purchases in June and July 2006) outstanding under the working capital portion and no balance outstanding under the acquisition portion of our credit facility. At June 30, 2006, the weighted average interest rate on the debt was 8.5%. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

     The aggregate amount that we may have outstanding at any time under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At June 30, 2006, the borrowing base was $50 million. The remaining amount available for borrowings

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at June 30, 2006 was $3.5 million under the working capital portion and $50.0 million under the acquisition portion of the credit facility.

     Certain restrictive covenants in the credit facility limit our ability to make distributions to our unitholders and the general partner. The credit facility requires we maintain a cash flow coverage ratio of 1.1 to 1.0. In general, this calculation compares operating cash inflows (as adjusted in accordance with the credit facility), less maintenance capital expenditures, to the sum of interest expense and distributions. At June 30, 2006, the calculation resulted in a ratio of 1.5 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At June 30, 2006, the result of this calculation was $17.8 million. Our credit facility also requires that we meet certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants, we are otherwise not limited in making distributions.

5.   PARTNERS' CAPITAL AND DISTRIBUTIONS

     Partners' Capital

          Partners' capital at June 30, 2006 and December 31, 2005 consists of 13,784,441 common units, including 1,019,441 units owned by our general partner, representing a 98% aggregate ownership interest in the Partnership and its subsidiaries (after giving affect to the general partner interest), and a 2% general partner interest.

          Our general partner owns all of our general partner interest, all of the 0.01% general partner interest in our operating partnership (which is reflected as a minority interest in the consolidated balance sheet) and operates our business.

          Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

     Distributions

          Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We paid distributions as follows in 2005 and 2006:

                             Date          Per Unit        Total
Distribution For      Paid or to be Paid    Amount    Amount (000's)
-------------------   ------------------   --------   --------------
Fourth quarter 2004   February 2005          $0.15        $1,426
First quarter 2005    May 2005               $0.15        $1,426
Second quarter 2005   August 2005            $0.15        $1,426
Third quarter 2005    November 2005          $0.16        $1,521
Fourth quarter 2005   February 2006          $0.17        $2,391
First quarter 2006    May 2006               $0.18        $2,532
Second quarter 2006   August 2006            $0.19        $2,672

          The total amounts in the table above increased with the distribution for the fourth quarter of 2005 due to the issuance of 4,470,630 new common units in December 2005.

          Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, the general partner is entitled to receive 13.3% of any distributions in excess of $0.25 per unit, 23.5% of any distributions in excess of $0.28 per unit and 49% of any distributions in excess of $0.33 per unit without duplication. We have not paid any incentive distributions through June 30, 2006.

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net Income Per Common Unit

          The following table sets forth the computation of basic net income per common unit (in thousands, except per unit amounts).

                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------   -------------------------
                                                              2006     2005                2006     2005
                                                            -------   ------             -------   ------
                                                              (in thousands, except per unit amounts)
Numerators for basic and diluted net income per
   common unit:
   Income from continuing operations ..............         $ 3,444   $  752             $ 6,005   $3,240
   Less general partner 2% ownership ..............              69       15                 120       65
                                                            -------   ------             -------   ------
   Income from continuing operations available for
      common unitholders ..........................         $ 3,375   $  737             $ 5,885   $3,175
                                                            =======   ======             =======   ======
   Income (loss) from discontinued operations .....         $    --   $   (9)            $    --   $  273
   Less general partner 2% ownership ..............              --       --                  --        5
                                                            -------   ------             -------   ------
   Income (loss) from discontinued operations
      available for common unitholders ............         $    --   $   (9)            $    --   $  268
                                                            =======   ======             =======   ======
   Income from cumulative effect adjustment .......         $    --       --                  30       --
   Less general partner 2% ownership ..............              --       --                   1       --
                                                            -------   ------             -------   ------
   Income from cumulative effect adjustment
      available for common unitholders ............         $    --   $   --             $    29   $   --
                                                            =======   ======             =======   ======
Denominator for basic and diluted per Common Unit -
   weighted average number of Common Units
   outstanding ....................................          13,784    9,314              13,784    9,314
                                                            =======   ======             =======   ======
Basic and diluted net income per Common Unit:
   Income from continuing operations ..............         $  0.24   $ 0.08             $  0.43   $ 0.34
   Income from discontinued operations ............              --       --                  --     0.03
   Income from cumulative effect adjustment .......              --       --                  --       --
                                                            -------   ------             -------   ------
   Net income .....................................         $  0.24   $ 0.08             $  0.43   $ 0.37
                                                            =======   ======             =======   ======

6.   BUSINESS SEGMENT INFORMATION

          Our operations consist of three operating segments: (1) Pipeline Transportation - interstate and intrastate crude oil, natural gas and CO(2) pipeline transportation; (2) Industrial Gases - the sale of CO(2) acquired under volumetric production payments to industrial customers and our investments in joint ventures with a syngas processing facility and a CO(2) processing facility, and (3) Crude Oil Gathering and Marketing - the purchase and sale of crude oil at various points along the distribution chain. In prior periods, our Industrial Gases segment was called CO(2) Marketing. The tables below reflect all periods presented as though the current segment designations had existed, and include only continuing operations data.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Crude Oil
                                                  Pipeline     Industrial   Gathering and
                                              Transportation    Gases (a)     Marketing       Total
                                              --------------   ----------   -------------   --------
                                                                  (in thousands)
Three Months Ended June 30, 2006
Segment margin excluding depreciation
   and amortization (b) ...................       $ 3,602        $ 3,026       $  2,347     $  8,975
Capital expenditures ......................       $   257        $ 5,550       $     35     $  5,842
Maintenance capital expenditures ..........       $   126        $    --       $     35     $    161
Revenues:
External Customers ........................       $ 6,828        $ 3,894       $220,828     $231,550
Intersegment (d) ..........................         1,793             --             --        1,793
                                                  -------        -------       --------     --------
Total revenues of reportable segments .....       $ 8,621        $ 3,894       $220,828     $233,343
                                                  =======        =======       ========     ========
Three Months Ended June  30, 2005
Segment margin excluding depreciation
   and amortization (b) ...................       $ 2,808        $ 2,009       $    450     $  5,267
Capital expenditures ......................       $   926        $13,418       $    254     $ 14,598
Maintenance capital expenditures ..........       $   175        $    --       $     25     $    200
Revenues:
External Customers ........................       $ 5,957        $ 2,568       $247,692     $256,217
Intersegment (d) ..........................           927             --             --          927
                                                  -------        -------       --------     --------
Total revenues of reportable segments .....       $ 6,884        $ 2,568       $247,692     $257,144
                                                  =======        =======       ========     ========
Six months Ended June 30, 2006
Segment margin excluding depreciation
   and amortization (b) ...................       $ 6,404        $ 5,653       $  4,075     $ 16,132
Capital expenditures ......................       $   423        $ 5,550       $    156     $  6,129
Maintenance capital expenditures ..........       $   224        $    --       $    156     $    380
Net fixed and other long-term assets (c) ..       $33,251        $54,101       $  5,639     $ 92,991
Revenues:
External Customers ........................       $13,926        $ 7,281       $473,273     $494,480
Intersegment (d) ..........................         2,465             --             --        2,465
                                                  -------        -------       --------     --------
Total revenues of reportable segments .....       $16,391        $ 7,281       $473,273     $496,945
                                                  =======        =======       ========     ========

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months Ended June 30, 2005
Segment margin excluding
   depreciation and amortization (b) ......       $ 5,251        $ 3,534       $  1,338     $ 10,123
Capital expenditures ......................       $ 4,602        $13,418       $    276     $ 18,296
Maintenance capital expenditures ..........       $   664        $    --       $     47     $    711
Net fixed and other long-term
   assets (c) .............................       $35,651        $38,780       $  6,438     $ 80,869
Revenues:
External Customers ........................       $12,590        $ 4,848       $494,700     $512,138
Intersegment (d) ..........................         1,606             --             --        1,606
                                                  -------        -------       --------     --------
Total revenues of reportable
   segments ...............................       $14,196        $ 4,848       $494,700     $513,744
                                                  =======        =======       ========     ========

a) Industrial gases segment margin includes our CO(2) marketing operations and the income from our investments in T&P Syngas Supply Company and Sandhill Group, LLC.

b) Segment margin was calculated as revenues less cost of sales and operations expense. It includes our share of the operating income of equity joint ventures. A reconciliation of segment margin to income from continuing operations for the periods presented is as follows:

                                                    Three Months Ended    Six Months Ended
                                                         June 30,            June 30,
                                                    ------------------   -----------------
                                                       2006      2005      2006      2005
                                                     -------   -------   -------   -------
                                                                (in thousands)
Segment margin excluding depreciation and
   amortization .................................    $ 8,975   $ 5,267   $16,132   $10,123
General and administrative expenses .............     (3,249)   (2,468)   (5,909)   (3,326)
Depreciation, amortization and impairment .......     (2,029)   (1,568)   (3,893)   (3,094)
Net (loss) gain on disposal of surplus assets ...         (1)       27        49       398
Interest expense, net ...........................       (263)     (506)     (385)     (861)
Income tax credit ...............................         11        --        11        --
                                                     -------   -------   -------   -------
Income from continuing operations ...............    $ 3,444   $   752   $ 6,005   $ 3,240
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

     Transactions with Denbury, our General Partner and Sandhill

                                                                   Six months Ended
                                                                       June 30,
                                                                   ----------------
                                                                     2006     2005
                                                                    ------   ------
                                                                    (in thousands)
Crude oil purchases from Denbury ...............................    $1,484   $2,001
Crude oil sales to Denbury .....................................    $   --   $   22
Truck transportation services provided to Denbury ..............    $  379   $  404
Pipeline transportation services provided to Denbury ...........    $2,034   $1,904
Payments received under direct financing leases from Denbury ...    $  594   $  593
Pipeline transportation income portion of direct financing
   lease fees ..................................................    $  333   $  365
Pipeline monitoring services provided to Denbury ...............    $   30   $   15
Directors' fees paid to Denbury ................................    $   60   $   60
CO(2) transportation services provided by Denbury ..............    $2,174   $1,490
Operations, general and administrative services provided by
   our general partner .........................................    $8,541   $7,682
Distributions to our general partner on its limited partner
   units and general partner interest ..........................    $  455   $  264
Sales of CO(2) to Sandhill (for the period since Sandhill
   became a related party - See Note 3 .........................    $  655   $   --

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Amounts due to and from Related Parties

          At June 30, 2006 and December 31, 2005, we owed Denbury $0.8 million and $1.9 million, respectively, for purchases of crude oil and CO(2) transportation charges. Denbury owed us $0.5 million and $0.5 million for transportation services at June 30, 2006 and December 31, 2005, respectively. We owed our general partner $1.2 million and $1.1 million at June 30, 2006 and December 31, 2005, respectively, for administrative services.

          At June 30, 2006, Sandhill owed us $0.5 million for purchases of CO(2).

     Financing

          Our general partner, a wholly owned subsidiary of Denbury, guarantees our obligations under our credit facility. Our general partner's principal assets are its general and limited partnership interests in us. Those obligations are not guaranteed by Denbury or any of its other subsidiaries.

          We guarantee 50% of the obligation of Sandhill to a bank. At June 30, 2006, the total amount of Sandhill's obligation to the bank was $4.7 million; therefore, our guarantee was for $2.35 million. See Note 3.

8.   MAJOR CUSTOMERS AND CREDIT RISK

     Due to the nature of our crude oil operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic,

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Occidental Energy Marketing, Inc., Shell Oil Company and Calumet Specialty Products Partners, L.P. accounted for 21%, 17% and 11% of total revenues in the first half of 2006, respectively. Occidental Energy Marketing, Inc., Shell Oil Company and Plains All American, L.P. accounted for 27%, 12% and 11% of total revenues for the first half of 2005, respectively. The majority of the revenues from these three customers in both periods relate to our gathering and marketing operations.

9.   SUPPLEMENTAL CASH FLOW INFORMATION

     We received interest payments of $124,000 and $28,000 for the six months ended June 30, 2006 and 2005, respectively. Payments of interest and commitment fees were $218,000 and $596,000 for the six months ended June 30, 2006 and 2005, respectively.

     At June 30, 2006, we had incurred liabilities for fixed asset additions totaling $0.1 million that had not been paid at the end of the quarter, and, therefore, are not included in the caption "Additions to property and equipment" on the Consolidated Statements of Cash Flows.

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

     We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133. At June 30, 2006, we had futures contracts that were considered free-standing derivatives that are accounted for at fair value. The fair value of these contracts was determined based on the closing price for such contracts on June 30, 2006. We marked these contracts to fair value at June 30, 2006. During the six months ended June 30, 2006, we recorded losses of $177,000 related to derivative transactions, which is included in the consolidated statements of operations under the caption "Crude Oil Costs".

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At June 30, 2006, we had futures contracts that qualified as derivatives and were formally documented and designated as fair value hedges of inventory. During the six months ended June 30, 2006, we recognized gains, due to hedge ineffectiveness, on the fair value hedge of inventory of approximately $57,000. These gains are included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

     The consolidated balance sheet at June 30, 2006 includes a reduction in other current assets of $351,000 as a result of these derivative transactions. The consolidated balance sheet at December 31, 2005 included an increase in other current assets of $6,000 as a result of derivative transactions.

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

     At June 30, 2005, we had futures contracts on the NYMEX that qualified as derivatives and were formally documented and designated as fair value hedges of inventory. During the three and six months ended June 30, 2005, we recognized a loss, due to hedge ineffectiveness, on the fair value hedge of inventory totaling $9,000. This loss is included in the caption "Crude Oil Costs" in the consolidated statements of operations. The time value component of the derivative gain or loss excluded from the assessment of hedge effectiveness was not material.

     We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at June 30, 2006 and December 31, 2005.

11.  CONTINGENCIES

     Guarantees

          We guaranteed $1.4 million of residual value related to the leases of tractors and trailers from Ryder. We believe the likelihood we would be required to perform or otherwise incur any significant losses associated with this guaranty is remote.

          Along with our general partner, we have guaranteed the payments by our operating partnership to the banks under the terms of our credit facility related to borrowings and letters of credit. To the extent liabilities exist under the letters of credit, such liabilities are included in the consolidated balance sheet. Borrowings at June 30, 2006 were $11.5 million and are reflected in the consolidated balance sheet.

          We guaranty 50% of the obligations of Sandhill under a credit facility with a bank. At June 30, 2006, Sandhill owed $4.7 million; therefore our guarantee was $2.35 million. Sandhill makes principal payments for this obligation totaling $0.6 million per year.

          In general, we expect to incur expenditures in the future to comply with increasing levels of regulatory safety standards. While the total amount of increased expenditures cannot be accurately estimated at this time, we anticipate that we will expend a total of approximately $0.7 million in 2006 and 2007 for testing, repairs and improvements under regulations requiring assessment of the integrity of crude oil pipelines. After 2007 we expect that our annual expenditures for integrity testing, repairs and improvements to average from $1.0 million to $1.5 million.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As discussed in Note 3, we have committed to invest an additional $0.5 million in a potential investment project.

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

          Prior to January 1, 2006, we had accounted for this plan under the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", which required that the liability under the plan be measured at each balance sheet date based on the market price of our common units on that date. On January 1, 2006, we adopted SFAS No. 123 (revised December 2004), "Share-Based Payments". The adoption of this statement requires that the compensation cost associated with our stock appreciation rights plan, which upon exercise will result in the payment of cash to the employee, be re-measured each reporting period based on the fair value of the rights. Under SFAS 123(R), the liability will be calculated using a fair value method that will take into consideration the expected future value of the rights at their expected exercise dates.

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

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               31, 2003, we have very limited experience with employee exercise patterns. The simplified method produces an initial expected life of 6.25 years for those rights we issued that vest 25% per year for four years, and an initial expected life of 7 years for those rights we issued that fully vest at the end of a four-year period.

          - The expected volatility of our units was computed using the historical period we believe is representative of future expectations. We determined what period to use in the historical period by considering whether we were paying distributions to our unitholders, and at what rate. The expected volatility used in the fair value calculations was approximately 33% and 32% at January 1, 2006 and June 30, 2006, respectively.

          - The risk-free interest rate was determined from current yields for U.S. Treasury zero-coupon bonds with a term similar to the remaining expected life of the rights. At January 1, 2006, the risk-free interest rate ranged from 4.39% to 4.41%. At June 30, 2006, the risk-free interest rate ranged from 5.07% to 5.08%.

          - In determining our expected future distribution yield, we considered our history of distribution payments, our expectations for future payments, and the distribution yields of entities similar to us. At January 1, 2006 and June 30, 2006, we used an expected future distribution yield of 6%.

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

          At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. We calculated the effect of adoption of SFAS 123(R) at January 1, 2006, and determined that our recorded liability at December 31, 2005 should be reduced by $30,000. This reduction is reflected as income from the cumulative effect of the adoption of a new accounting principle on our statement of operations. We do not believe the effect of adoption of this accounting principle at January 1, 2005 would have been material. The adjustment of the liability to its fair value of $1.3 million at June 30, 2006, resulted in general and administrative expense of $0.3 million and $0.5 million for the three and six month periods ended June 30, 2006, respectively.

          The following table reflects rights activity under our plan as of December 31, 2005, and changes during the six months ended June 30, 2006:

                                                        Weighted
                                           Weighted     Average       Aggregate
                                            Average    Remaining      Intrinsic
                                           Exercise   Contractual       Value
Stock Appreciation Rights         Rights     Price     Term (Yrs)   (in thousands)
-------------------------        -------   --------   -----------   --------------
Outstanding at January 1, 2006   596,128    $10.39
Granted                           12,833    $13.04
Exercised                        (10,165)   $ 9.26
Forfeited or expired             (35,291)   $11.09
                                 -------
Outstanding at June 30, 2006     563,505    $10.42        8.2           $1,300
                                 =======
Exercisable at June 30, 2006     156,606    $ 9.48        7.4           $  705
                                 =======

          The weighted-average fair value at June 30, 2006 of rights granted during the six months of 2006 was $3.06 per right. The total intrinsic value of rights exercised during the first two quarters of 2006 was $28,000, which was paid in cash to the participants.

          At June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to rights that we expect will vest under the plan. This amount was calculated as the fair value at June 30, 2006 multiplied by those

                              GENESIS ENERGY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights for which compensation cost has not been recognized, adjusted for estimated forfeitures. This unrecognized cost will be recalculated at each balance sheet until the rights are exercised, forfeited or expire. For the awards outstanding at June 30, 2006, the remaining cost will be recognized over a weighted average period of 1 year.

13.  INCOME TAXES

          In May 2006, the State of Texas enacted a margin tax that will become effective in 2008. This margin tax will require us to pay a tax of 0.5% on our "margin," as defined in the law, beginning in 2008 based on our 2007 results. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of the products sold for federal income tax purposes, in the State of Texas. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", we are required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date.

          Under FAS 109, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

          Temporary differences related to our inventory will affect the Texas margin tax, so we have recorded a deferred tax asset in the amount of $11,000. We believe that we will be able to utilize this deferred tax asset at June 30, 2006, and therefore have provided no valuation allowance against this deferred tax asset.

14.  SUBSEQUENT EVENTS

     Distribution

          On July 18, 2006, the Board of Directors of the general partner declared a cash distribution of $0.19 per unit for the quarter ended June 30, 2006. The distribution will be paid August 14, 2006 to our general partner and all common unitholders of record as of the close of business on July 31, 2006.

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

     OVERVIEW

          We conduct our business through three segments - pipeline transportation, industrial gases and crude oil gathering and marketing. We have a diverse portfolio of customers and assets, including pipeline transportation of primarily crude oil and, to a lesser extent, natural gas and CO(2) in the Gulf Coast region of the United Sates. In conjunction with our crude oil pipeline transportation operations, we operate a crude oil gathering and marketing business, which helps ensure a base supply of crude oil for our pipelines. We also participate in industrial gas activities, including a CO(2) supply business, which is associated with the CO(2) tertiary oil recovery process being used in Mississippi by an affiliate of our general partner. We generate revenues by selling crude oil and industrial gases, by charging fees for the transportation of crude oil, natural gas and CO(2) on our pipelines, and, through our joint venture in T&P Syngas Supply Company, by charging fees for services to produce syngas for our customer from the customer's raw materials. Our focus is on the margin we earn on these revenues, which is calculated by subtracting the costs of the crude oil and natural gas; the costs of transporting the crude oil, natural gas and CO(2) to the customer; and the costs of operating our assets. We also report our share of the earnings of our joint ventures, T&P Syngas, in which we acquired a 50% interest on April 1, 2005, and Sandhill Group, LLC, in which we acquired a 50% interest on April 1, 2006.

          Our objective is to operate as a growth-oriented midstream MLP with a focus on increasing cash flow, earnings and return to our unitholders by becoming one of the leading providers of pipeline transportation, crude oil gathering and marketing and industrial gas services in the regions in which we operate. Increases in cash flow generally result in increases in Available Cash, which we distribute quarterly to our unitholders and general partner. During the second quarter of 2006, we generated $6.1 million of Available Cash before Reserves, and distributed $2.5 million to our unitholders and general partner. During the second quarter of 2006, cash provided by operations was $0.8 million.

          In the second quarter of 2006, we generated net income of $3.4 million, or $0.24 per common unit. For the six month period ended June 30, 2006, net income totaled $6.0 million, or $0.43 per common unit. The results for

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

2006 include increased segment margin from our pipeline transportation and crude oil gathering and marketing segments and significant contributions from asset acquisitions in the industrial gases segment. We also adopted a new accounting pronouncement affecting the manner in which we value and account for our stock appreciation rights plan.

     We increased our cash distribution by $0.01 to $0.18 per unit for the first quarter of 2006 (which was paid in May 2006) and increased our cash distribution again to $0.19 per unit for the second quarter of 2006. This distribution will be paid in August 2006. This distribution represented a 27% increase from our distribution of $0.15 per unit for the second quarter of 2005.

     ACQUISITIONS IN 2006

     SANDHILL INVESTMENT

          On April 1, 2006, we acquired a 50% partnership interest in Sandhill Group, LLC for $5 million from Magna Carta Group, LLC. Magna Carta holds the other 50% interest in Sandhill. Sandhill is a limited liability company that owns a CO(2) processing facility located in Brandon, Mississippi. Sandhill is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemical and oil industries. The facility acquires CO(2) from us under a long-term supply contract that we acquired in 2005 from Denbury.

          The acquisition was financed with cash on hand. The terms of the acquisition include earnout provisions such that additional payments of up to $2.0 million would be paid by us to Magna Carta if Sandhill achieves targeted performance levels during the seven years between 2006 and 2012 inclusive. We have also guaranteed to Sandhill's lender 50% of the outstanding debt of $4.7 million, or $2.35 million.

          Sandhill is managed by a management committee consisting of two representatives each from Magna Carta and us. Our equity in the earnings of Sandhill is included in our industrial gases segment. Additional discussion of the earnout provisions and guaranty of Sandhill's debt is included in Note 3 to the financial statements and in "Commitments and Off-Balance Sheet Arrangements" below.

     RESULTS OF OPERATIONS

     PIPELINE TRANSPORTATION OPERATIONS

          We operate three crude oil common carrier pipeline systems in a four state area. We refer to these pipelines as our Texas System, Mississippi System and Jay System. Volumes shipped on these systems are as follows:

                   Three Months       Six Months
                  Ended June 30,    Ended June 30,
                 ---------------   ---------------
                  2006     2005     2006     2005
                 ------   ------   ------   ------
                         (barrels per day)
Mississippi...   16,990   15,655   16,701   15,896
Jay...........   13,727   15,204   12,577   15,030
Texas.........   32,061   33,234   33,142   31,540

          The Mississippi System begins in Soso, Mississippi and extends to Liberty, Mississippi. At Liberty, shippers can transfer the crude oil to Capline, a pipeline system that moves crude oil from the Gulf Coast to refineries in the Midwest. The system has been improved to handle the increased volumes produced by Denbury and transported on the pipeline. In order to handle future increases in production volumes in the areas that are expected, we have made capital expenditures for tank, station and pipeline improvements and we intend to make further improvements. See Capital Expenditures under "Liquidity and Capital Resources" below.

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

          The Jay pipeline system in Florida/Alabama ships crude oil from fields with relatively short remaining production lives. While new production in the area surrounding the Jay System has offset some of the declining production curves of the older producing fields in the area, we do not know if this new production will be sufficient to continue to offset declining production from existing wells in the area. One of the larger older fields has been unable to return to its production levels before the hurricanes of 2005. Another producing field reduced production during part of the first quarter of 2006 for maintenance. We do not know if these producers will be successful in returning to production levels before the hurricanes, however we have seen an increase in volume in the second quarter of 2006 as compared to the first quarter.

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

          Volumes on our Texas System averaged 33,142 barrels per day during the first half of 2006. The crude oil that enters our system comes to us at West Columbia where we have a connection to TEPPCO's South Texas System and at Webster where we have connections to two other pipelines. One of these connections at Webster is with ExxonMobil Pipeline and is used to receive volumes that originate from TEPPCO's pipelines. We have a joint tariff with TEPPCO under which we earn approximately $0.22 per barrel on the majority of the barrels we deliver to the shipper's facilities. Substantially all of the volume being shipped on our Texas System goes to two refineries on the Texas Gulf Coast.

          Our Texas System is dependent on the connecting carriers for supply, and on the two refineries for demand for our services. Volumes on the Texas System fluctuate as a result of changes in the supply available for the two refineries to acquire and ship on our pipeline. We lease tankage in Webster on the Texas System of approximately 165,000 barrels. We have a tank rental reimbursement agreement with the primary shipper on our Texas System to reimburse us for leasing that storage capacity. Volumes on the Texas System may continue to fluctuate as refiners on the Texas Gulf Coast compete for crude oil with other markets connected to TEPPCO's pipeline systems.

          We operate a CO(2) pipeline in Mississippi to transport CO(2) from Denbury's main CO(2) pipeline to Brookhaven oil field. Denbury has the exclusive right to use this CO(2) pipeline. This arrangement has been accounted for as a direct financing lease.

          Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs and costs of compliance with regulations. Some of these costs are not predictable, such as equipment failure or power cost increases. We perform regular maintenance on our assets to keep them in good operational condition and to minimize cost increases.

          Operating results from continuing operations for our pipeline transportation segment were as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ---------------------------   -------------------------
                                                                            2006      2005               2006      2005
                                                                          -------   -------            -------   -------
                                                                                          (in thousands)
Crude oil tariffs and revenues from direct financing
   leases of crude oil pipelines..................................        $ 3,534   $ 3,517            $ 6,867   $ 6,781
Sales of crude oil pipeline loss allowance volumes................          2,077     1,219              3,395     2,298
Revenues from direct financing leases of CO2 pipelines............             86        91                173       183
Tank rental reimbursements and other miscellaneous revenues.......            164       166                308       299
                                                                          -------   -------            -------   -------
   Revenues from crude oil and CO2 tariffs and related sources....          5,861     4,993            $10,743   $ 9,561
Revenues from natural gas tariffs and sales.......................          2,760     1,891              5,648     4,635
Natural gas purchases.............................................         (2,542)   (1,776)            (5,241)   (4,412)
Pipeline operating costs..........................................         (2,477)   (2,300)            (4,746)   (4,533)
                                                                          -------   -------            -------   -------
   Segment margin.................................................        $ 3,602   $ 2,808            $ 6,404   $ 5,251
                                                                          =======   =======            =======   =======
Crude oil pipeline volumes per day-barrels........................         62,778    64,093             62,420    62,466

          Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

          Pipeline segment margin increased $0.8 million or 28% to $3.6 million for the three months ended June 30, 2006, as compared to $2.8 million for the three months ended June 30, 2005. Revenues from crude oil and CO(2) tariffs and related sources added the majority of the increase for the period. Higher market prices for crude oil added $0.9 million to pipeline loss allowance revenues. Overall volumes on the pipelines declined; however, we actually had declines on some lower tariff pipeline segments and volume increases on higher tariff segments such that the overall effect was lower volumes with little variation in crude oil tariff revenues.

          Segment margin from our natural gas pipelines also increased by $0.1 million, primarily as a result of improved volumes.

          Partially offsetting the improved revenues was an increase of $0.2 million in the costs of operating our pipelines. Most of this increase was due to maintenance of tanks and other repairs.

          Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

          Pipeline segment margin increased $1.2 million or 22% to $6.4 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Revenues from crude oil and CO(2) tariffs and related sources increased by $1.2 million with the majority of that increase resulting from the effects of higher market prices for crude oil on pipeline loss allowance revenues.

          Increased pipeline operating costs of $0.2 million were offset by increased margin from natural gas pipeline activities. The higher costs resulted from increases in a variety of costs including electricity, insurance, and right-of-way maintenance.

     INDUSTRIAL GASES SEGMENT

          Our industrial gases segment includes the results of our CO(2) sales to industrial customers and our share of the operating income of our 50% interests in T&P Syngas and Sandhill.

          CO(2)

          We supply CO(2) to industrial customers under seven long-term CO(2) sales contracts. We acquired those contracts, as well as the CO(2) necessary to satisfy substantially all of our expected obligations under those contracts, in three separate transactions with Denbury. We sell our CO(2) to customers who treat the CO(2) and sell it to end users for use for beverage carbonation and food chilling and freezing. Our compensation for supplying CO(2) to our

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

industrial customers is the difference between the price at which we sell our CO(2) under each contract and the price at which we acquired our CO(2) pursuant to our volumetric production payments (VPPs), minus transportation costs. We expect our CO(2) contracts to provide stable cash flows until they expire, at which time we will attempt to extend or replace those contracts, including acquiring the necessary CO(2) supply from wholesalers. At June 30, 2006, we have
224.3 Bcf of CO(2) remaining under the VPPs.

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

          Our seven industrial contracts expire at various dates beginning in 2010 and extending through 2023. The sales contracts contain provisions for adjustments for inflation to sales prices based on the Producer Price Index, with a minimum price. One of the seven contracts is with Sandhill in which we hold a 50% ownership interest. The contract with Sandhill expires in 2023.

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

Quarter    2006     2005     2004
-------   ------   ------   ------
First     66,565   67,434   63,953
Second    73,495   73,307   73,734
Third              77,264   78,097
Fourth             77,089   70,696

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

          Sandhill

          On April 1, 2006, we acquired from Magna Carta Group, LLC a 50% partnership interest in Sandhill for $5.0 million in cash, which we funded with cash on hand. Magna Carta owns the remaining 50% of Sandhill. Sandhill is a limited liability company that owns a CO(2) processing facility located in Brandon, Mississippi. Sandhill

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemicals and oil industries. The facility acquires CO(2) from us under a long-term supply contract that we acquired in 2005 from Denbury. This contract expires in 2023, and provides for a daily contract quantity of 16,000 Mcf per day with a take-or-pay minimum quantity of 2,500,000 Mcf.

          We recognize our share of the earnings of Sandhill in each period. We paid $3.8 million more for our interest in Sandhill than our share of the equity on the balance sheet of Sandhill at the date of acquisition. This excess of the purchase price over our share of the equity of Sandhill has been allocated to the property and equipment and intangible assets based on the fair value of those assets, with the remaining $0.5 million allocated to goodwill. We are amortizing the amount allocated to property, equipment and intangibles over the remaining useful lives of those assets. The amount allocated to goodwill will be reviewed for impairment periodically.

          Segment margin

          Operating results from operations for our industrial gases segment were as follows:

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                        2006      2005               2006      2005
                                                      -------   -------            -------   -------
                                                          (in thousands, except volumes per day)
Revenues from CO(2) ..........................        $ 3,894   $ 2,568            $ 7,281   $ 4,848
CO(2) transportation and other costs .........         (1,207)     (811)            (2,280)   (1,566)
Equity in earnings of joint ventures .........            339       252                652       252
                                                      -------   -------            -------   -------
   Segment margin ............................        $ 3,026   $ 2,009            $ 5,653   $ 3,534
                                                      =======   =======            =======   =======
Volumes per day from continuing operations:
   CO(2) Sales - Mcf .........................         73,495    51,049             70,049    49,437

          Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

          The increasing margins from the industrial gases segment between the second quarter of 2005 and 2006 are primarily attributable to the acquisition we made in the fourth quarter of 2005 in this segment. The average revenue per Mcf sold increased 5% between the periods, due to inflation adjustments in the contracts and variations in the volumes sold under each contract.

          Transportation costs for the CO(2) on Denbury's pipeline have increased due to the increased volume and the effect of the annual inflation factor in the rate paid to Denbury. The rate per Mcf in 2006 increased 2% over the 2005 second quarter rate.

          Our share of the operating income of T&P Syngas for the second quarter of 2006 was $410,000. We reduced the amount we recorded as our equity in T&P Syngas by $88,000 as amortization of the excess purchase price of T&P Syngas. During the second quarter of 2006, T&P Syngas paid us a distribution totaling $0.6 million attributable to the first quarter of 2006.

          Our share of the operating income of Sandhill for the second quarter of 2006 was $90,000. We reduced the amount we recorded as our equity in Sandhill by $73,000 as amortization of the excess purchase price of Sandhill.

          Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

          The six month period in 2006 includes the margins from CO2 sales under industrial contracts acquired in 2005, providing approximately $1.8 million of the $2.1 million improvement in segment margin. Variations in the volumes sold under each of the existing group of contracts, combined with inflation adjustments in the contracts, added additional revenues. The effect of the annual inflation factor in the rate paid to Denbury increased transportation costs.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          T&P Syngas provided $635,000 of the equity from joint ventures for the six-month period. Our share of T&P Syngas' earnings was $811,000, and we recorded $176,000 of amortization of the excess purchase price. In 2006, T&P has paid $830,000 in cumulative distributions to us.

          Sandhill was not acquired until the second quarter of 2006, so its contribution for the six month period was the same as the second quarter.

     CRUDE OIL GATHERING AND MARKETING OPERATIONS

          We conduct certain crude oil aggregating operations, which involve purchasing, gathering, transporting by trucks and pipelines owned by us and trucks, pipelines and barges operated by others, and reselling, that (among other things) help ensure supply for our crude oil pipeline systems. Our profit for those services is derived from the difference between the price at which we re-sell crude oil less the price at which we purchase that crude oil, minus the associated costs of aggregation and any cost of supplying credit. The most substantial component of our aggregating costs relates to operating our fleet of leased trucks. Our crude oil gathering and marketing activities provide us with extensive expertise, knowledge base and skill sets that facilitate our ability to capitalize on regional opportunities which arise from time to time in our market areas. Usually this segment experiences limited commodity price risk because we generally make back-to-back purchases and sales, matching our sale and purchase volumes on a monthly basis.

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

          Generally, as we purchase crude oil, we simultaneously establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases, on the one hand, and sales or future delivery obligations, on the other hand. We do not hold crude oil, futures contracts or other derivative products to speculate on crude oil price changes. When our positions become unbalanced such that we have inventory, we will use derivative instruments to hedge that inventory until such time as we can sell it into the market. From time to time, when market conditions are favorable, we will purchase crude oil and hold it in our storage facilities as inventory. We purchase inventory only when we both have adequate capacity in our storage tanks and can contemporaneously enter into a hedge contract that assures us a minimum profit on that purchase. If commodity prices increase enough to justify it, in future periods we may pay the costs to close out our hedge and replace it with another hedge that assures us of a higher profit. Our storage capacity limits the amount of inventory we can profitably purchase and hedge at anytime using this strategy. The maximum storage available to us is approximately 120,000 barrels, although it could be less for short periods of time due to maintenance, repairs or similar activities. We generally will account for this inventory and the related derivative hedge as a fair value hedge in accordance with Statement of Financial Accounting Standards No. 133. See Note 10 to the Consolidated Financial Statements.

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

          Operating results from continuing operations for our crude oil gathering and marketing segment were as follows:

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                       2006       2005               2006       2005
                                                     --------   --------           --------   --------
                                                         (in thousands, except volumes per day)
Revenues .....................................       $220,828   $247,692           $473,273   $494,700
Crude oil costs ..............................        214,761    243,059            462,133    485,347
Field operating costs ........................          3,720      4,183              7,065      8,015
                                                     --------   --------           --------   --------
   Segment margin ............................       $  2,347   $    450           $  4,075   $  1,338
                                                     ========   ========           ========   ========
Volumes per day from continuing operations:
   Crude oil wellhead - barrels (1) ..........         33,832     40,323             35,220     41,142
   Crude oil total - barrels (1) .............         35,372     55,722             40,303     57,027
   Crude oil transported only - barrels ......          4,258      2,702              3,517      3,905

(1)  Excludes buy/sell volumes beginning April 1, 2006

          Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

          Gathering and marketing segment margins increased $1.9 million to $2.3 million for the three months ended June 30, 2006, as compared to $0.4 million for the three months ended June 30, 2005.

          The primary reasons for this increase in segment margin were an improvement in marketing margins and a decrease in field costs. An increase in the average difference between the sales price and the purchase price of crude oil increased segment margin by $1.3 million, despite a decrease in purchased volumes. Marketing margins have improved between the periods as we have focused on eliminating volumes providing insufficient contribution to our segment margin.

          In the 2005 quarter, field costs included a reserve we recorded of $0.4 million for 40% of the expected costs to remediate Jay Station. (See additional discussion at Note 11 to the Consolidated Financial Statements.) The $0.1 million remainder of the decrease in field costs in 2006 is attributable to a reduction in the size of our fleet. When we leased new trucks late in 2005, we reduced the size of the fleet to better match the volumes being purchased. This reduction in fleet size reduced personnel and truck lease costs. Higher fuel costs offset part of the reduction. Fuel costs increased more than $0.50 per gallon over the 2005 quarter.

          Adding to the improved segment margin was a $0.1 million increase in revenues from volumes that we transported for a fee but did not purchase.

          Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

          For the six month periods, gathering and marketing segment margins increased $2.7 million, to three times the result for the 2005 period. Reduced field operating costs added $1.0 million to margin. The remaining increase of $1.7 million resulted again from a focus on eliminating less profitable volumes, and increasing profitability on the volumes retained.

          The majority of the decrease in field operating costs of $1.0 million is attributable to a reduction in the size of our fleet, combined with the $0.4 million reserve recorded in 2005 for Jay Station. The fleet size reduction reduced personnel and lease costs for the tractor/trailers by a total of $0.5 million. Insurance costs were also

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

reduced by $0.2 million due to the decreased activity level. These reductions were partially offset by increased fuel costs, which added $0.1 million to field costs despite the smaller fleet size. Prices for diesel fuel were approximately $0.50 per gallon greater than in the 2005 period.

     OTHER COSTS AND INTEREST

          General and administrative expenses. General and administrative expenses consisted of the following:

                                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                                 ---------------------------   -------------------------
                                                                        2006     2005                2006      2005
                                                                       ------   ------              ------   -------
                                                                                     (in thousands)
Expenses excluding effect of stock appreciation rights plan ..         $2,929   $2,425              $5,467   $ 4,612
Stock appreciation rights plan expense (credit) ..............            320       43                 442    (1,286)
                                                                       ------   ------              ------   -------
   Total general and administrative expenses .................         $3,249   $2,468              $5,909   $ 3,326
                                                                       ======   ======              ======   =======

          Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

          General and administrative expenses increased by $0.8 million, with $0.3 million of the increase attributable to our employee stock appreciation rights plan.

          This plan is a long-term incentive plan whereby rights are granted for the grantee to receive cash equal to the difference between the grant price and common unit price at date of exercise. The rights vest over several years. In 2005 we accounted for these rights under the provisions of FASB Interpretation No. 28, which provided that we calculate the difference between the current market price for our common units and the strike price of the rights. On January 1, 2006, we adopted the provisions of a new accounting pronouncement for accounting for stock-based compensation. Under this pronouncement, we determine the fair value of the rights at each balance sheet date, and record the change in fair value over the service period required from our employees before the rights vest. See additional discussion below under "Cumulative Effect Adjustment of Adoption of New Accounting Principle" and in Note 12 to the financial statements.

          The remaining increase in general and administrative expenses is attributable to employee costs. As a result of our improved results, the accrual for bonus compensation for our employees is $0.4 million greater than for the 2005 three-month period. Additionally, salary increases and higher benefit costs added $0.2 million to expenses. Reduced office space costs from a rent renegotiation offset $0.1 million of the higher personnel costs.

          Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

          Between the two six month periods, general and administrative expenses were $2.6 million greater. $1.7 million of this increase is attributable to the accounting for the stock appreciation rights plan. At June 30, 2005, our unit price was $9.39 per unit, a decline from $12.60 per unit at December 31, 2004. As a result, a reduction of $1.3 million in the accrual was recorded. In 2006, with the adoption of the new accounting pronouncement, we recorded expense of $0.4 million for our plan, resulting in a fluctuation between the six-month periods of a total of $1.7 million.

          The remaining $0.9 million increase in general and administrative expenses was attributable to increases in employee costs, including benefits and bonus accruals, offset slightly by a reduction in office rent.

          Depreciation, amortization and impairment expense increased $0.5 million between 2005 and 2006 second quarters, and $0.8 million between the six-month periods. The majority of these increases related to amortization of our CO(2) assets. Amortization of the CO(2) assets increased due to the additional CO(2) contracts acquired in the fourth quarter of 2005.

          Interest expense, net.

          Interest expense, net was as follows:

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                         2006   2005                   2006   2005
                                                         ----   ----                  -----   ----
                                                                      (in thousands)
Interest expense, including commitment fees ..           $216   $440                  $ 331   $713
Amortization of facility fees ................             77     88                    162    176
Interest income ..............................            (30)   (22)                  (108)   (28)
                                                         ----   ----                  -----   ----
   Net interest expense ......................           $263   $506                  $ 385   $861
                                                         ====   ====                  =====   ====

          In the 2006 second quarter, our net interest expense decreased by $0.2 million compared to the 2005 period. In the 2006 period, our average outstanding balance of bank debt was $14.6 million lower than in the 2005 second quarter and our average interest rate was 0.9% greater than in the 2005 period. For the six-month periods, interest expense was $0.5 million lower due to average outstanding bank debt that was $12.5 million lower and an interest rate that was 0.9% greater. Our equity offering in December 2005 was used to repay outstanding debt from acquisitions in 2005 and prior years, resulting in the lower average debt balance in 2006.

          Gain on disposal of surplus assets. In the 2006 second quarter and first half, we disposed of a minimal amount of surplus assets. In the 2005 first half, we sold the Liberty to Maryland segment of our Mississippi pipeline and two idle segments of pipeline in Texas. The Mississippi segment had been out-of-service since February 2002. The Texas segments were idle as a result of our sale of part of our Texas System to TEPPCO in 2003. Additionally we sold an idle site in Houma, Louisiana. We received $1.4 million from the sales of these assets and realized gains totaling $0.7 million, of which $0.3 million was recorded as discontinued operations.

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

          We have elected to calculate the fair value of the rights under the plan using the Black-Scholes valuation model. This model requires that we consider the expected volatility of the market price for our common units, the current price of our common units, the exercise price of the rights, the expected life of the rights, the current risk free interest rate, and our expected annual distribution yield. This valuation is then applied to the vested rights outstanding and to the non-vested rights based on the percentage of the service period that has elapsed. The valuation is adjusted for expected forfeitures of rights (due to terminations before vesting, or expirations after vesting). The liability amount accrued on the balance sheet is adjusted to this amount with the adjustment reflected in the statement of operations.

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

          - The expected volatility of our units was computed using the historical period we believe is representative of future expectations. We determined what period to use in the historical period by considering whether we were paying distributions to our unitholders, and at what rate. The expected

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               volatility used in the fair value calculations was approximately 33% at January 1, 2006 and 32% at June 30, 2006.

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

          At December 31, 2005, we had a recorded liability of $0.8 million, computed under the provisions of FASB Interpretation No. 28. We calculated the effect of adoption of SFAS 123(R) at January 1, 2006, and determined that our recorded liability at December 31, 2005 should be reduced by $30,000. This reduction is reflected as income from the cumulative effect of the adoption of a new accounting principle on our statement of operations. We do not believe the effect of adoption of this accounting principle at January 1, 2005 would have been material. The adjustment of the liability to its fair value at June 30, 2006, resulted in the expense of $0.5 million that is included in general and administrative expenses for the six months ended June 30, 2006.

     LIQUIDITY AND CAPITAL RESOURCES

     CAPITAL RESOURCES

          We have a $100 million credit facility comprised of a $50 million revolving line of credit for acquisitions and a $50 million working capital revolving facility. The working capital portion of the credit facility is composed of two components - up to $15 million for loans and up to $35 million for letters of credit. In total we may borrow up to $65 million in loans under our credit facility. At June 30, 2006, we had $11.8 million in letters of credit and $11.5 million of debt outstanding under the working capital portion. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 1, 2008.

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

          The aggregate amount that we may have outstanding at any time in loans and letters of credit under the working capital portion of our credit facility is subject to a borrowing base calculation. The borrowing base is limited to $50 million and is calculated monthly. At June 30, 2006, the borrowing base was $50 million. The total amount available for borrowings at June 30, 2006 was $3.5 million under the working capital portion and $50.0 million under the acquisition portion of our credit facility.

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

          Our credit facility covenants also require us to achieve specified minimum financial metrics. For example, before we may make distributions to our partners, we must maintain a cash flow coverage ratio of at least 1.1 to 1.0. In general, this calculation compares operating cash inflows, as adjusted in accordance with the credit facility, less maintenance capital expenditures, to the sum of interest expense and distributions. At June 30, 2006, the calculation resulted in a ratio of 1.5 to 1.0. The credit facility also requires that the level of operating cash inflows during the prior twelve months, as adjusted in accordance with the credit facility, be at least $8.5 million. At June 30, 2006, the result of this calculation was $17.8 million. Our credit facility also requires that we meet or exceed certain other financial ratios, such as a current ratio, leverage ratio and funded indebtedness to capitalization ratio. If we meet these covenants and are not otherwise in default under our credit facility, we are otherwise not limited by our credit facility in making distributions to our partners.

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

          Our average daily outstanding balance under our credit facility during the first half of 2006 was less than $3 million. The interest rate we paid during this same period was 8.2%.

          Our credit facility is secured by liens on substantially all of our assets.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     CAPITAL EXPENDITURES

          A summary of our capital expenditures in the six months ended June 30, 2006 and 2005 is as follows:

                                                  Six months Ended
                                                      June 30,
                                                  ----------------
                                                   2006      2005
                                                  ------   -------
                                                   (in thousands)
Maintenance capital expenditures:
   Texas pipeline system ......................   $   67   $    93
   Mississippi pipeline system ................       78       566
   Jay pipeline system ........................       79         5
   Crude oil gathering assets .................       85         9
   Administrative assets ......................       71        38
                                                  ------   -------
      Total maintenance capital expenditures ..      380       711

Growth capital expenditures:
   Mississippi pipeline system ................      199       828
   Natural gas gathering assets ...............       --     3,110
   T&P Syngas Company investment ..............       --    13,418
   Sandhill Group, LLC investment .............    5,037        --
   Other investment projects ..................      513        --
   Crude oil gathering assets .................       --       229
                                                  ------   -------
      Total growth capital expenditures .......    5,749    17,585
                                                  ------   -------
         Total capital expenditures ...........   $6,129   $18,296
                                                  ======   =======

     We have no commitments to make capital expenditures; however, we anticipate that our maintenance capital expenditures for 2006 will total to approximately $1.3 million. These expenditures are expected to relate primarily to improvements on our Mississippi System. Maintenance capital expenditures for 2007 are expected to total to approximately $1.9 million. Based on the information available to us at this time, we do not anticipate that future capital expenditures for compliance with regulatory requirements will be material.

     Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and capital discussed below in "Sources of Future Capital." We are pursuing accretive acquisitions which complement our existing asset base or are in new areas closely related to our existing businesses such as the three acquisitions made in 2005 and the investments in 2006 discussed in "Acquisitions in 2006" above.

     Since 2003, our growth strategy has expanded from our historic business segments of crude oil gathering and marketing and crude oil pipeline operations. Our operations now include a separate pipeline transportation segment that includes crude oil, natural gas, and CO(2) pipelines, as well as an industrial gases segment, which includes a CO(2) business, an investment in a syngas joint venture, and an investment in a CO(2) processing joint venture. We believe this diversification of our asset base has contributed to our growth.

     Denbury has been a significant source of our growth acquisitions since becoming our general partner in 2002. While neither our partnership agreement nor any other agreement requires Denbury to pursue a business strategy that favors us or utilizes our assets, we continue to believe that there may be opportunities to acquire assets from Denbury as a consequence of our relationship with them and our mutual areas of operation. However, we would not expect Denbury to sell or contribute assets to us unless we complete acquisitions (purchases and/or construction) independent of Denbury that generate at least as much cash flow as would be generated by our Denbury acquisitions.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     SOURCES OF FUTURE CAPITAL

          Our credit facility provides us with $50 million of capacity for acquisitions and $15 million for borrowings under the working capital portion. Both portions of the facility are revolving facilities. At June 30, 2006, we had $11.5 million outstanding under the working capital facility and no debt outstanding under the acquisition facility.

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

     CASH FLOWS

          Our primary sources of cash flows are operations, credit facilities, and in 2005, proceeds from the sale of idle assets. Our primary uses of cash flows are capital expenditures and distributions. A summary of our cash flows is as follows:

                                  Six months Ended
                                      June 30,
                                 ------------------
                                   2006      2005
                                 -------   --------
                                   (in thousands)
Cash provided by (used in):
   Operating activities ......   $(1,544)  $   (855)
   Investing activities ......   $(5,836)  $(16,592)
   Financing activities ......   $ 5,997   $ 16,997

          Operating. Net cash from operating activities for each period have been comprised of the following:

                                                     Six months Ended
                                                         June 30,
                                                    ------------------
                                                      2006       2005
                                                    --------   -------
                                                      (in thousands)
Net (loss) income ...............................   $  6,035   $ 3,513
Depreciation, amortization and impairment .......      3,893     3,094
Gain on sales of assets .........................        (49)     (671)
Direct financing leases .........................        261       244
Equity in joint ventures, net of distributions ..         25      (252)
Other non-cash items ............................        266      (755)
Changes in components of working capital, net ...    (11,975)   (6,028)
                                                    --------   -------
   Net cash from operating activities ...........   $ (1,544)  $  (855)
                                                    ========   =======

          Our operating cash flows are affected significantly by changes in items of working capital. We have had situations where other parties have prepaid for purchases or paid more than was due, resulting in fluctuations in one period as compared to the next until the party recovers the excess payment. In the 2006 first half, we acquired inventory. The timing of operating expenditures and the related effect on our recorded liabilities also affects operating cash flows.

          Our accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered. Of the $101 million aggregate receivables on our consolidated balance sheet at June 30, 2006, approximately $99.7 million, or 98.7%, were less than 30 days past the invoice date.

          Investing. We utilized cash flows to make an investment in a joint venture and other investments and to make capital expenditures, primarily related to equipment we installed on our newly leased trucks used in our gathering operations, and for pipeline improvements.

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Financing. In the first half of 2006, we borrowed $11.5 million under our credit facility. We also paid distributions to our unitholders and our general partner totaling $4.9 million. In the prior year period, we increased our borrowings by $19.1 million and paid distributions totaling $2.9 million.

     DISTRIBUTIONS

     We are required by our partnership agreement to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We have increased our distribution for each of the last three quarters, including the distribution to be paid for the second quarter of 2006, as shown in the table below.

                             Date          Per Unit        Total
Distribution For      Paid or to be Paid    Amount    Amount (000's)
----------------      ------------------   --------   --------------
Fourth quarter 2004   February 2005          $0.15        $1,426
First quarter 2005    May 2005               $0.15        $1,426
Second quarter 2005   August 2005            $0.15        $1,426
Third quarter 2005    November 2005          $0.16        $1,521
Fourth quarter 2005   February 2006          $0.17        $2,391
First quarter 2006    May 2006               $0.18        $2,532
Second quarter 2006   August 2006            $0.19        $2,672

          The total amounts in the table above increased with the distribution for the fourth quarter of 2005 due to the issuance of 4,470,630 new common units in December 2005.

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

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          Available Cash before Reserves for the three and six months ended June 30, 2006 is as follows (in thousands):

                                                Three       Six
                                               Months      Months
                                                Ended      Ended
                                              June 30,   June 30,
                                                2006        2006
                                              --------   ---------
                                                 (in thousands)
AVAILABLE CASH BEFORE RESERVES:
   Net income .............................    $3,444     $ 6,035
   Depreciation and amortization ..........     2,029       3,893
   Cash received from direct financing
      leases not included in income .......       132         261
   Cash effects from certain asset sales ..         1          18
   Effects of available cash generated by
      investments in joint ventures not
      included in net income ..............       420         700
   Net non-cash (credits) charges .........       222         575
   Maintenance capital expenditures .......      (161)       (380)
                                               ------     -------
   Available Cash before reserves .........    $6,087     $11,102
                                               ======     =======

          We have reconciled Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2006 below. For the three months ended June 30, 2006, cash flows provided by operating activities were $0.8 million, and for the six months ended June 30, 2006, cash flows utilized in operating activities were $1.5 million.

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

          The reconciliation of Available Cash (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and six months ended June 30, 2006, is as follows (in thousands):

                                                                             Three       Six
                                                                            Months     Months
                                                                             Ended      Ended
                                                                           June 30,   June 30,
                                                                             2006       2006
                                                                           --------   --------
                                                                              (in thousands)
Cash flows from operating activities ...................................    $  753    $(1,544)
Adjustments to reconcile operating cash flows to Available Cash:
   Maintenance capital expenditures ....................................      (161)      (380)
   Proceeds from sales of certain assets ...............................        --         67
   Amortization of credit facility issuance fees .......................       (94)      (186)
   Cash effects of stock appreciation rights plan ......................       (11)       (29)
   Effects of available cash generated by joint ventures not included in
      cash flows from operating activities .............................       317        675
   Unrealized gains on fair value hedges ...............................       524        524
   Net effect of changes in working capital accounts not included in
      calculation of Available Cash ....................................     4,759     11,975
                                                                            ------    -------
Available Cash before reserves .........................................    $6,087    $11,102
                                                                            ======    =======

     COMMITMENTS AND OFF-BALANCE-SHEET ARRANGEMENTS

     OFF-BALANCE SHEET ARRANGEMENTS

          We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under Contractual Obligation and Commercial Commitments below, nor do we have any debt or equity triggers based upon our unit or commodity prices.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

          In addition to the Credit Facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil. The table below summarizes our obligations and commitments at June 30, 2006.

                                                            Payments Due by Period
                                            ------------------------------------------------------
                                            Less than                            After
Contractual Cash Obligations                  1 Year    1-3 Years   4-5 Years   5 Years     Total
----------------------------                ---------   ---------   ---------   -------   --------
                                                                (in thousands)
Long-term Debt ..........................    $     --    $11,500      $   --      $ --    $ 11,500
Interest Payments (1) ...................         978        900          --        --       1,878
Other investment projects (2) ...........         500         --          --        --         500
Operating Lease Obligations .............       2,876      4,527       2,018       267       9,688
Unconditional Purchase Obligations (3) ..     163,454     49,981          --        --     213,435
                                             --------    -------      ------      ----    --------
Total Contractual Cash Obligations ......    $167,808    $66,908      $2,018      $267    $237,001
                                             ========    =======      ======      ====    ========

(1) Interest on our long-term debt is at market-based rates. Amount shown for interest payments represents interest that would be paid if the debt outstanding at June 30, 2006 remained outstanding through the maturity date of June 1, 2008 and interest

                              GENESIS ENERGY, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     rates remained at the June 30, 2006 market levels through June 1, 2008. Actual obligations may differ from the amounts included above.

(2) We invested $0.5 million in a potential investment project in the second quarter of 2006, and have made a commitment to invest an additional $0.5 million within the next year. See additional discussion in the Other Projects section of Note 3 to the consolidated financial statements.

(3) The unconditional purchase obligations included above are contracts to purchase crude oil, generally at market-based prices. For purposes of this table, market prices at June 30, 2006, were used to value the obligations. Actual obligations may differ from the amounts included above.

          In additional to the contractual cash obligations included above, we also have a contingent obligation related to our acquisition of a 50% interest in Sandhill, which could require us to pay an additional $2 million for our interest. See additional discussion in the section on Sandhill in Note 3 to the consolidated financial statements.

          We have guaranteed 50% of the $4.7 million debt obligation to a bank of Sandhill; however, we believe we are not likely to be required to perform under this guarantee as Sandhill is expected to make all required payments under the debt obligation. See additional discussion in the section on Sandhill in
Note 3 to the consolidated financial statements.

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

     Our primary price risk relates to the effect of crude oil price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. We utilize NYMEX commodity based futures contracts and forward contracts to hedge our exposure to these market price fluctuations as needed. At June 30, 2006, we had entered into NYMEX futures contracts that will settle through September 2006. These contracts either do not qualify for hedge accounting or are fair value hedges, therefore the fair value of these derivatives have received mark-to-market treatment in current earnings. This accounting treatment is discussed further under Note 2 "Summary of Significant Accounting Policies" of our Consolidated Financial Statements in our Annual Report on Form 10-K.

                                               Sell (Short)   Buy (Long)
                                                 Contracts     Contracts
                                               ------------   ----------
Futures Contracts
   Contract volumes (1,000 bbls) ...........          176           64
   Weighted average price per bbl ..........      $ 71.23       $71.10

   Contract value (in thousands) ...........      $12,537       $4,551
   Mark-to-market change (in thousands) ....          532          181
                                                  -------       ------
   Market settlement value (in thousands) ..      $13,069       $4,732
                                                  =======       ======

     The table above presents notional amounts in barrels, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars. Fair values were determined by using the notional amount in barrels multiplied by the June 30, 2006 quoted market prices on the NYMEX.

     We are also exposed to market risks due to the floating interest rates on our credit facility. Our debt bears interest at the LIBOR or prime rate plus the applicable margin. We do not hedge our interest rates. The average interest rate presented below is based upon rates in effect at June 30, 2006. The carrying value of our debt in our credit facility approximates fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.

                                  Expected Year
                                   Of Maturity
                                      2008
                                 (in thousands)
                                 --------------
Long-term debt - variable rate       11,500
Average interest rate                   8.5%

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

                                        GENESIS ENERGY, L.P.
                                        (A Delaware Limited Partnership)

                                        By: GENESIS ENERGY, INC., as
                                            General Partner


Date: August 7, 2006                   By: /s/ ROSS A. BENAVIDES
                                            ------------------------------------
                                            Ross A. Benavides
                                            Chief Financial Officer

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