Form 10-K/A
period 2007-12-31
GENESIS ENERGY LP
filed 2008-03-31
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12295

GENESIS ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	76-0513049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas, Suite 2500, Houston, TX	77002
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(713) 860-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).
Yes ☐   No ☑

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Genesis Energy, L.P. (Genesis) for the fiscal year ended December 31, 2007 is being filed for the purpose of providing separate financial statements of T&P Syngas Supply Company in accordance with Rule 3-09 of Regulation S-X.  These audited financial statements are included in Item 15. Exhibits and Financial Statement Schedules.  This amendment does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in Genesis’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and does not reflect events occurring after the original filing date of said Form 10-K of March 17, 2008.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements were filed as part of Genesis’ Form 10-K filed March 17, 2008:

Genesis Energy, L.P.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

The following financial statements are included herein:

T&P Syngas Supply Company

Independent Auditors’ Report
Balance Sheets as of December 31, 2007 (Audited) and December 31, 2006 (Unaudited)
Statements of Operations for the Year Ended December 31, 2007 (Audited) and each of the Years Ended December 31, 2006 and 2005 (Unaudited)
Statements of Cash Flows for the Year Ended December 31, 2007 (Audited) and each of the Years Ended December 31, 2006 and 2005 (Unaudited)
Statements of Partners’ Capital for the Year Ended December 31, 2007 (Audited) and each of the Years Ended December 31, 2006 and 2005 (Unaudited)
Notes to Financial Statements

(a)(2)  Financial Statement Schedules

The following financial statement schedule was filed as part of Genesis’ Form 10-K filed March 17, 2008:

Genesis Energy, L.P.

Schedule I – Condensed Financial Information

(a)(3)  Exhibits – See Exhibit Index immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

By:	GENESIS ENERGY, INC.,
	as	General Partner

Date: March 31, 2008	By:	/s/ Grant E. Sims
Grant E. Sims
Chief Executive Officer

	Exhibit No.	Exhibit Description

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

*	32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	____________________
	* Filed herewith

T&P SYNGAS SUPPLY COMPANY

FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Management Committee of T&P Syngas Supply Company
Houston, Texas

We have audited the accompanying balance sheet of T&P Syngas Supply Company (a partnership operated by Praxair Hydrogen Supply, Inc. and a subsidiary of Genesis Energy, L.P.) (the "Partnership") as of December 31, 2007, and the related statement of operations, partners' capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

March 31, 2008

T&P SYNGAS SUPPLY COMPANY
BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2007	2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627	$978
Accounts receivable - related party	804	378
Net investment in direct financing lease	1,107	919
Deferred tax asset	24	18
Total current assets	2,562	2,293

PROPERTY AND EQUIPMENT, at cost	79	79
Less: Accumulated depreciation	(46)	(42)
Net property and equipment	33	37

NET INVESTMENT IN DIRECT FINANCING LEASE	20,210	21,317

TOTAL ASSETS	$22,805	$23,647

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable - related party	$278	$90
Deferred revenue	35	-
Accrued liabilities	28	-
Total current liabilities	341	90

ASSET RETIREMENT OBLIGATIONS	180	165
COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' CAPITAL:
PHSI	11,142	11,696
Genesis	11,142	11,696
Total partners' capital	22,284	23,392

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$22,805	$23,647

The accompanying notes are an integral part of these financial statements.

T&P SYNGAS SUPPLY COMPANY
STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)
REVENUES - Related party
Direct financing lease income	$4,092	$4,248	$4,377
Additional lease fees	944	970	225
TOTAL REVENUES	5,036	5,218	4,602

OPERATING AND MAINTENANCE EXPENSES	1,160	267	940

GROUND SUBLEASE EXPENSE	1,070	1,070	1,070

DEPRECIATION EXPENSE - ASSET RETIREMENT OBLIGATIONS	4	4	-

INCOME FROM INSURANCE PROCEEDS (Note 7)	-	-	(1,222)

OPERATING INCOME	2,802	3,877	3,814

INTEREST INCOME	19	17	12

Income before income taxes and cumulative effect adjustment	2,821	3,894	3,826

Income tax (expense) benefit	(23)	18	-

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,798	3,912	3,826
Change in accounting principle (Note 4)	-	-	(109)

NET INCOME	$2,798	$3,912	$3,717

The accompanying notes are an integral part of these financial statements.

T&P SYNGAS SUPPLY COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,798	$3,912	$3,717
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization of unearned income on direct financing lease	(151)	(307)	(436)
Non-cash ground sublease expense	1,070	1,070	1,070
Depreciation expense	4	4	-
Cumulative effect adjustment	-	-	109
Other non-cash charges	44	(3)	-
Changes in components of operating assets and liabilities -
Accounts receivable	(426)	22	321
Accounts payable and accrued liabilities	216	(702)	626
Net cash provided by operating activities	3,555	3,996	5,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(3,906)	(3,976)	(5,327)
Net cash used in financing activities	(3,906)	(3,976)	(5,327)

Net increase in cash and cash equivalents	(351)	20	80
Cash and cash equivalents at beginning of period	978	958	878

Cash and cash equivalents at end of period	$627	$978	$958

The accompanying notes are an integral part of these financial statements.

T&P SYNGAS SUPPLY COMPANY
STATEMENTS OF PARTNERS' CAPITAL
(In thousands)

	Partners' Capital
	PHSI	TCHI	GSI	Total

Partners' capital, January 1, 2005 (Unaudited)	$12,533	$12,533	$-	$25,066
Net income (Unaudited)	1,858	924	935	3,717
Cash distributions (Unaudited)	(2,663)	(1,840)	(824)	(5,327)
Transfer of partner interest (Unaudited)		(11,617)	11,617	-
Partners' capital, December 31, 2005 (Unaudited)	11,728	-	11,728	23,456
Net income (Unaudited)	1,956		1,956	3,912
Cash distributions (Unaudited)	(1,988)		(1,988)	(3,976)
Partners' capital, December 31, 2006 (Unaudited)	11,696	-	11,696	23,392
Net income	1,399		1,399	2,798
Cash distributions	(1,953)		(1,953)	(3,906)
Partners' capital, December 31, 2007	$11,142	$-	$11,142	$22,284

The accompanying notes are an integral part of these financial statements.

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation

Organization

T&P Syngas Supply Company (T&P Syngas) is a Delaware general partnership.  The partners in T&P Syngas are Praxair Hydrogen Supply, Inc. (PHSI) and a subsidiary of Genesis Energy, L.P. (“Genesis”), each of whom own 50% of T&P Syngas.  Genesis acquired its interest from TCHI, Inc. (TCHI) on April 1, 2005.

T&P Syngas is managed by a management committee comprised of representatives from the partners.

Under the terms of a processing agreement with PHSI, PHSI has exclusive use of the T&P Syngas facility for a term of 20 years.  As a result, the arrangement between T&P Syngas and PHSI is treated as a lease for financial reporting purposes. T&P Syngas processes raw materials provided by PHSI into syngas and steam.  These operations are conducted at its facility in Texas City, Texas.

Basis of Presentation

The accompanying financial statements and related notes present the financial position as of December 31, 2007 and 2006 for T&P Syngas and its results of operations, cash flows and changes in partners’ capital for the years ended December 31, 2007, 2006 and 2005.

The balance sheet as of December 31, 2006 and the statements of operations, cash flows  and partners’ capital for the years ended December 31, 2006 and 2005 have been prepared without audit.

T&P Syngas is a flow-through entity for federal income tax purposes such that income will be taxable directly to the partners.  The state of Texas enacted a law in 2006 which will require T&P Syngas to pay a tax of 0.575% on its “margin,” as defined in the law, beginning in 2008 based on 2007 revenues.  This Texas margin tax is a tax on the entity and not on the partners; therefore it has been included as an expense in the statements of operations and a liability has been recorded for the amount that T&P Syngas expects to pay for 2007.  The method of calculation for this margin tax is similar to an income tax, requiring us to recognize currently the impact of this tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  See Note 8.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant accruals that may be made include: (1) liability and contingency accruals and (2) estimates of future asset retirement obligations.  While T&P Syngas believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less.  T&P Syngas has no requirement for compensating balances or restrictions on cash.

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Direct Financing Lease Arrangement and Revenue Recognition

Under the terms of the processing agreement with PHSI, PHSI has exclusive use of the T&P Syngas facility for a term of 20 years.   T&P Syngas produces syngas and steam at its facility at levels specified in the agreements between the parties.  PHSI provides all raw materials and components necessary to convert those raw materials into finished products.  PHSI is required to pay a fixed facility and a minimum adjustable fee to T&P Syngas based on volumes produced.  The fixed fee is earned by T&P Syngas during periods when the facility is available for use, even if it is not in use.  The minimum adjustable fee is earned by T&P Syngas during periods when the facility is available for use and production occurs, with a minimum contractual amount owed in each period.   The term of the agreements between PHSI and T&P Syngas is approximately twenty years, or from December 15, 1995 to July 31, 2016.

Primarily as a result of the fixed and minimum nature of the fees and the exclusive use by PHSI of the facility, the arrangement with PHSI is accounted for as a direct financing lease.  At inception of the lease arrangement, T&P Syngas recorded a gross finance receivable and unearned income.  The estimated residual value of the assets at the end of the lease is estimated to be zero.  Unearned income represents the excess of the gross receivable over the cost of the asset.  Unearned income is recognized as direct financing lease income using the income method over the term of the arrangement in the Statements of Operations.  The initial cost of the facility is not included in fixed assets.  Improvements that change the future minimum lease payments to be received under the arrangement are reflected as adjustments to the gross investment in the lease and the unearned income recorded under the lease.   Maintenance and repair costs are charged to expense as incurred.  See Note 3 for additional information related to the direct financing lease.

T&P also subleases the site on which its equipment is located from PHSI, for a below market rate, for approximately twenty years from December 15, 1995 to July 31, 2016.  As a result, the charge for this sublease has been imputed to a market value, and included in the determination of the future minimum lease payments under the direct financing lease.  An offsetting expense for the imputed lease payment that would be owed by T&P Syngas to PHSI is included as Ground Sublease Expense in the statements of operations.  For the years ended December 31, 2007, 2006 and 2005, the imputed rental expense and rental charge included in the minimum lease payments is $1,070,000.

If actual production is less than the minimum fee, the minimum fee in excess of production is “banked”, and can be used to reduce payments owed in future periods. When such credits arise, they are recorded as deferred revenue in the balance sheet until utilized in future periods at which time the credits are recognized as revenue.    If deferred revenue credits are not utilized within one year from the date they were created, such credits expire and will be recognized as revenue.  At December 31, 2007, outstanding deferred revenue credits owed to PHSI totaled $35,000.  No such credits were earned or due at December 31, 2006 (unaudited) and 2005 (unaudited).

If actual production is in excess of the minimum adjustable fee, the additional fees charged to PHSI are reflected in the Statements of Operations as additional lease fees.

Fixed Assets - Asset Retirement Obligations

T&P Syngas’ future asset retirement obligations relate to future costs associated with the removal of the syngas equipment and facilities from leased land. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using T&P Syngas’ credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated on the straight-line method over twenty years, which is the term of the lease of the land.  Accretion of the discount increases the liability and is recorded to expense.   See Note 4.

Operating and Maintenance Costs

Under the terms of the agreements between T&P Syngas and PHSI, PHSI provides the raw materials and components to produce syngas and steam.  T&P Syngas is responsible for operating and maintenance costs that do not become components of PHSI’s syngas and steam.  Additionally, T&P Syngas pays royalties related to the technology used in its processes and may incur other operating expenses outside the scope of the processing agreement.

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Concentrations of Credit and Other Risks

All T&P Syngas’ receivables are due from PHSI, and the agreements between T&P Syngas and PHSI provide that T&P Syngas’ only customer is PHSI.  This customer concentration has the potential to impact T&P Syngas’ exposure to credit risk, either positively or negatively, in that T&P Syngas could be affected by economic, industry and other conditions that affect PHSI.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable in the Balance Sheets approximated fair value due to the short maturity of these instruments.

Recent and Proposed Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, or SFAS 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities.  In accordance with SFAS 157-2, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  T&P Syngas adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities, and is currently evaluating the effects of adoption on its financial statements.  T&P Syngas will begin the new disclosure requirements of  SFAS 157 in the first quarter of 2008.  The impact of the deferred provisions of SFAS 157 on the financial position and results of operations of T&P Syngas when adopted in 2009 are currently being assessed.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159.  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value, with the objective of improving financial reporting by giving entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for T&P Syngas beginning January 1, 2008.  The impact of SFAS 159 on the financial condition or results of operations of T&P Syngas is currently being assessed.

3.	Direct Financing Lease

T&P Syngas’ arrangement with PHSI is being accounted for as a direct financing lease.  The following table lists the components of the net investment in the direct financing lease (in thousands):

	December 31,	December 31,
	2007	2006
		(Unaudited)
Total minimum lease payments to be received	$43,011	$48,022
Less unearned income	(21,694)	(25,786)
Net investment in direct financing lease	$21,317	$22,236

At December 31, 2007, minimum lease payments to be received for each of the five succeeding fiscal years are $5.0 million.

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

4.	Fixed Assets - Asset Retirement Obligations

 On December 31, 2005, T&P Syngas adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, or FIN 47.  FIN 47 clarified that the term “conditional asset retirement obligation”, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of T&P Syngas.  Although uncertainty about the timing and/or method of settlement may exist and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, T&P Syngas is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  T&P Syngas’ future asset retirement obligations relate to future costs associated with the possibility of a request to remove the processing equipment and facilities from leased land at the expiration of the sublease as provided under the terms of the sublease.

Upon adoption of FIN 47, T&P Syngas recorded a fixed asset and a liability for the estimated fair value of the asset retirement obligations at the time T&P Syngas acquired the related assets.  This $79,000 fixed asset is being depreciated over the twenty-year term of the lease of the land.  The accretion of the discount on the liability and the depreciation through December 31, 2005 were recorded in the statement of operations as a cumulative effect adjustment totaling $109,000 (unaudited).  T&P Syngas recorded a liability for these future asset retirement obligations of $150,000 (unaudited) upon adoption of FIN 47.  Since the adoption of FIN 47, the accretion of the discount is included in Operating and Maintenance Expenses in the Statements of Operations.

 A reconciliation of the liability for asset retirement obligations is as follows (in thousands):

Asset retirement obligations as of December 31, 2005 (Unaudited)	$150
Accretion expense (Unaudited)	15
Asset retirement obligations as of December 31, 2006 (Unaudited)	165
Accretion expense	15
Asset retirement obligations as of December 31, 2007	$180

The pro forma impact for the period ended December 31, 2005 of the adoption of FIN 47 if it had been adopted at the beginning of that period is as follows (in thousands):

Year Ended December 31,
2005
(Unaudited)
Income before cumulative effect adjustment- as reported	$3,826
Impact of change in accounting principle	(15)
Pro forma income before cumulative effect adjustment	$3,811

Net income - as reported	$3,717
Add back cumulative effect adjustment	109
Impact of change in accounting principle	(15)
Pro forma net income	$3,811

5.	Partners’ Capital and Distributions

Each of the partners in T&P Syngas owns a 50% interest in T&P Syngas.  The agreement between the partners provides that distributions will be paid quarterly to the partners from excess cash at the end of each quarter.

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

6.	Transactions with Related Parties

As discussed above, PHSI is the sole customer of T&P Syngas.  All of the revenues and receivables of T&P Syngas are earned from and receivable from PHSI under the terms of a processing agreement that is effective through July 31, 2016.

Accounts payable at December 31, 2007 and 2006 included $278,000 and $90,000 (unaudited), respectively owed to PHSI for reimbursement for third party operating and maintenance expenses.

The facilities of T&P Syngas are located on a site that is subleased from PHSI.  For financial statement purposes, the value of the sublease included in determination of the minimum lease payments is the rate stated in the sublease agreement that would be paid should the processing agreement between the parties be cancelled.  This value also is included in the statements of operations as ground lease operating expense.

7.	Insurance Proceeds

In January 2005, T&P Syngas received proceeds from an insurance settlement related to an equipment failure in 2000.  These proceeds of $1.2 million were recorded as other income in 2005.  A distribution was paid to PHSI and TCHI in January 2005 in the amount of the proceeds.

8.	Income Taxes

In May 2006, the State of Texas enacted a margin tax that will become effective in 2008.  This margin tax will require T&P Syngas to pay a tax of 0.575% on its “margin,” as defined in the law, beginning in 2008 based on its 2007 results.  The margin to which the tax rate will be applied generally will be calculated as its revenues for federal income tax purposes.

Under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.  Upon enactment of the Texas margin tax in 2006, T&P Syngas recorded a deferred tax asset for temporary differences related to revenue that will affect the Texas margin tax calculation in future years.

Temporary differences related to the difference between the revenue recorded under the direct financing lease and the actual revenue billed will affect the Texas margin tax.  Upon enactment of the Texas margin tax in 2006, T&P Syngas recorded a deferred tax asset in the amount of $18,000 (unaudited) for temporary differences related to revenue that will affect the Texas margin tax calculation in future years.

T&P Syngas’ income tax provision is as follows:

	Year Ended December 31,
	2007	2006
		(Unaudited)
Current state income tax expense	$28	$-
Deferred state income tax benefit	(5)	(18)
Total income tax expense (benefit)	$23	$(18)

T&P SYNGAS SUPPLY COMPANY
NOTES TO FINANCIAL STATEMENTS

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the December 31, 2007 and 2006 balance sheet dates.  T&P Syngas believes it will utilize its deferred tax asset at December 31, 2007, and therefore has provided no valuation allowance against its deferred tax asset.

9.	Supplemental Cash Flow Information

Cash received by T&P Syngas for interest during the years ended December 31, 2007, 2006 and 2005 was $19,000, $17,000 (unaudited) and $12,000 (unaudited), respectively.

10.	Commitments and Contingencies

T&P Syngas is subject to a royalty agreement related to the technology it uses.  Two royalties are calculated under the agreement – capacity royalties and technology update royalties.  Royalties related to technology updates had been paid in full as of January 1, 2003.  T&P Syngas is subject to capacity royalties based on operations.  These royalties become payable as T&P Syngas increases its daily average output levels during a calendar period.  Should capacity be increased in the future, additional royalties will be owed.

The processing agreement with PHSI expires July 31, 2016.  It may be extended for two additional five year terms at PHSI’s option.  Additionally the ground sublease with PHSI will expire July 31, 2016, with similar extension terms as the processing agreement.  At the termination of the processing agreement and ground sublease, T&P Syngas, at the option of the owner of the site on which the assets are located, may (1) sell its assets at fair market value to a third party or the owner of the site, (2) not be required to remove the assets, or (3) be required to remove the assets and restore the site to substantially its original condition.

A third party has advised T&P Syngas that it may make a claim against T&P Syngas for damages the third party incurred in 2000 related to an equipment failure at T&P Syngas’ facility.  The third party has made a claim against an affiliate of TCHI related to this incident.  T&P Syngas has not been formally brought into the litigation between the TCHI affiliate and the third party, and T&P Syngas does not know what exposure, if any, it may have from this claim.