Form 10-Q
period 2008-09-30
GENESIS ENERGY LP
filed 2008-11-10
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12295

GENESIS ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware	76-0513049
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Milam, Suite 2100, Houston, TX	77002
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:	(713) 860-2500

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Units outstanding as of November 6, 2008:  39,452,305

GENESIS ENERGY, L.P.

Form 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

GENESIS ENERGY, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,371	$11,851
Accounts receivable - trade	194,637	178,658
Accounts receivable - related party	7,494	1,441
Inventories	23,144	15,988
Net investment in direct financing leases, net of unearned income - current portion - related party	3,699	609
Other	9,841	5,693
Total current assets	261,186	214,240

FIXED ASSETS, at cost	339,837	150,413
Less: Accumulated depreciation	(60,194)	(48,413)
Net fixed assets	279,643	102,000

NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income - related party	178,169	4,764
CO2 ASSETS, net of amortization	25,479	28,916
EQUITY INVESTEES AND OTHER INVESTMENTS	19,376	18,448
INTANGIBLE ASSETS, net of amortization	178,510	211,050
GOODWILL	325,046	320,708
OTHER ASSETS, net of amortization	14,055	8,397

TOTAL ASSETS	$1,281,464	$908,523

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Current Maturities of long - term debt	$48,200
Accounts payable - trade	169,073	$154,614
Accounts payable - related party	3,200	2,647
Accrued liabilities	34,558	17,537
Total current liabilities	255,031	174,798

LONG-TERM DEBT	343,200	80,000
DEFERRED TAX LIABILITIES	15,767	20,087
OTHER LONG-TERM LIABILITIES	1,527	1,264
MINORITY INTERESTS	25,817	570
COMMITMENTS AND CONTINGENCIES (Note 16)

PARTNERS' CAPITAL:
Common unitholders, 39,452 and 38,253 units, respectively, issued and outstanding	623,432	615,265
General partner	16,796	16,539
Accumulated other comprehensive loss	(106)	-
Total partners' capital	640,122	631,804

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,281,464	$908,523

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Supply and logistics:
Unrelated parties	$554,838	$317,244	$1,552,559	$680,380
Related parties	1,558	409	3,432	1,287
Refinery services	61,306	25,349	160,945	25,349
Pipeline transportation, including natural gas sales:
Transportation services - unrelated parties	5,062	4,596	16,139	12,519
Transportation services - related parties	8,205	1,499	13,372	4,225
Natural gas sales revenues	1,158	800	4,085	3,274
CO2 marketing revenues:
Unrelated parties	4,039	3,610	10,895	9,772
Related parties	753	763	2,217	2,044
Total revenues	636,919	354,270	1,763,644	738,850
COSTS AND EXPENSES:
Supply and logistics costs:
Product costs - unrelated parties	521,779	304,089	1,471,254	656,317
Product costs - related parties	-	40	-	69
Operating costs	20,927	8,564	55,294	17,295
Refinery services operating costs	48,265	16,804	116,700	16,804
Pipeline transportation costs:
Pipeline transportation operating costs	2,647	2,315	7,493	7,996
Natural gas purchases	1,136	817	3,990	3,164
CO2 marketing costs:
Transportation costs - related party	1,488	1,462	4,121	3,796
Other costs	15	40	45	131
General and administrative	9,239	4,724	26,929	13,652
Depreciation and amortization	18,100	8,372	51,610	12,346
Net (gain) loss on disposal of surplus assets	(58)	-	36	(24)
Total costs and expenses	623,538	347,227	1,737,472	731,546
OPERATING INCOME	13,381	7,043	26,172	7,304
Equity in earnings of joint ventures	216	361	378	915
Interest income	118	141	352	219
Interest expense	(4,601)	(4,842)	(8,543)	(5,467)
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	9,114	2,703	18,359	2,971
Income tax benefit (expense)	1,504	(1,004)	1,233	(1,059)
Income before minority interest	10,618	1,699	19,592	1,912
Minority interest	145	-	144	-
NET INCOME	$10,763	$1,699	$19,736	$1,912

\
GENESIS ENERGY, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME PER COMMON UNIT:
BASIC	$0.25	$0.07	$0.47	$0.11
DILUTED	$0.25	$0.07	$0.46	$0.11

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING:
BASIC	39,452	24,527	38,796	17,405
DILUTED	39,524	24,527	38,853	17,405

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(In thousands)

	Partners' Capital
	Number of Common Units	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Total

Partners' capital, January 1, 2008	38,253	$615,265	$16,539	$-	$631,804
Net income	-	17,972	1,764	-	19,736
Cash contributions	-	-	510	-	510
Cash distributions	-	(34,805)	(2,017)	-	(36,822)
Issuance of units	2,037	41,667	-	-	41,667
Redemption of units	(838)	(16,667)	-	-	(16,667)
Interest rate swap hedges	-	-	-	(106)	(106)
Partners' capital, September 30, 2008	39,452	$623,432	$16,796	$(106)	$640,122

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,736	$1,912
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	51,610	12,346
Amortization of credit facility issuance costs	962	509
Amortization of unearned income and initial direct costs on direct financing leases	(6,342)	(468)
Payments received under direct financing leases	6,056	890
Equity in earnings of investments in joint ventures	(378)	(915)
Distributions from joint ventures - return on investment	971	1,276
Non-cash effects of unit-based compensation plans	(1,342)	1,696
Deferred and other tax liabilities	(3,388)	-
Other non-cash items	(1,175)	643
Changes in components of operating assets and liabilities -
Accounts receivable	(23,670)	(9,749)
Inventories	(6,481)	3,810
Other current assets	(3,214)	(515)
Accounts payable	17,076	10,819
Accrued liabilities	5,809	3,399
Net cash provided by operating activities	56,230	25,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed assets	(29,890)	(3,292)
CO2 pipeline transactions and related costs	(228,891)	-
Distributions from joint ventures - return of investment	886	389
Investment in joint ventures and other investments	(2,210)	(552)
Proceeds from disposal of assets	573	195
Acquisition of Grifco assets	(65,693)	-
Acquisition of Davison assets, net of cash acquired	(993)	(301,360)
Acquisition of Port Hudson assets	-	(8,103)
Other, net	207	(1,300)
Net cash used in investing activities	(326,011)	(314,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	490,900	355,800
Bank repayments	(179,500)	(78,800)
Credit facility issuance fees	(2,255)	(2,297)
Issuance of common units for cash	-	22,361
Redemption of common units for cash	(16,667)	-
General partner contributions	510	6,171
Minority interest contributions, net of distributions	25,501	30
Distributions to common unitholders	(34,805)	(9,097)
Distributions to general partner interest	(2,017)	(186)
Other, net	(1,366)	(163)
Net cash provided by financing activities	280,301	293,819

Net increase in cash and cash equivalents	10,520	5,449
Cash and cash equivalents at beginning of period	11,851	2,318

Cash and cash equivalents at end of period	$22,371	$7,767

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation and Consolidation

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

•	Industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture; and

•	Supply and logistics services, which includes terminaling, blending, storing, marketing, and transporting by trucks and barge of crude oil and petroleum products as well as dry goods.

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

Basis of Presentation and Consolidation

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

The accompanying unaudited consolidated financial statements and related notes present our consolidated financial position as of September 30, 2008 and December 31, 2007 and our results of operations for the three and nine months ended September 30, 2008 and 2007, our cash flows for the nine months ended September 30, 2008 and 2007 and changes in partners’ capital for the nine months ended September 30, 2008.  Intercompany transactions have been eliminated.  The accompanying unaudited consolidated financial statements include Genesis Energy, L.P. and its operating subsidiaries, Genesis Crude Oil, L.P. and Genesis NEJD Holdings, LLC, and their subsidiaries.

Joint Ventures

We participate in three joint ventures:  DG Marine, T&P Syngas Supply Company (T&P Syngas) and Sandhill Group, LLC (Sandhill).  As of July 2008, DG Marine is consolidated in our financial statements.  We account for our 50% investments in T&P Syngas and Sandhill by the equity method of accounting. See Note 8.

DG Marine Transportation, LLC

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2008, we acquired the inland marine transportation business of Grifco Transportation, Ltd and two of its affiliates through a joint venture (DG Marine) with TD Marine, LLC, an entity owned by the Davison family.  We own a 49% economic interest and TD Marine, LLC owns a 51% economic interest in DG Marine.  TD Marine, LLC controls the DG Marine joint venture and the day-to-day operations are conducted by and managed by DG Marine employees.  The provisions of Financial Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (FIN 46R), require us to consolidate DG Marine in our consolidated financial statements.  See Note 3.

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

Sandhill Group, LLC

We own a 50% interest in Sandhill Group, LLC (“Sandhill”).  At September 30, 2008, Reliant Processing Ltd. held the other 50% interest in Sandhill.  Sandhill owns a CO2 processing facility located in Brandon, Mississippi. Sandhill is engaged in the production and distribution of liquid carbon dioxide for use in the food, beverage, chemical and oil industries. The facility acquires CO2 from us under a long-term supply contract that we acquired in 2005 from Denbury.

Our general partner owns a 0.01% general partner interest in Genesis Crude Oil, L.P. and TD Marine, LLC, a related party, owns the remaining 51% economic interest in DG Marine.  The net interest of those parties in our results of operations and financial position are reflected in our financial statements as minority interests.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pending

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  SFAS 141(R) replaces FASB Statement No. 141, “Business Combinations.”  This statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be charged to expense as incurred.  In addition, the statement requires disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will apply to acquisitions we make after December 31, 2008.  The impact to us will be dependent on the nature of the business combination.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS 160). This statement establishes accounting and reporting standards for noncontrolling interests, which have been referred to as minority interests in prior literature.  A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company.  This new standard requires, among other things, that (i) ownership interests of noncontrolling interests be presented as a component of equity on the balance sheet (i.e. elimination of the mezzanine “minority interest” category); (ii) elimination of minority interest expense as a line item on the statement of operations and, as a result, that net income be allocated between the parent and the noncontrolling interests on the face of the statement of operations; and (iii) enhanced disclosures regarding noncontrolling interests.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We will adopt SFAS 160 on January 1, 2009.  We are assessing the impact of this statement on our financial statements and expect it to impact the presentation of the minority interests in Genesis Crude Oil, L.P. held by our general partner and DG Marine held by our joint venture partner.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (SFAS 161). This Statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, that the standard will have on the disclosures in our consolidated financial statements.

EITF 07-4

In March 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (or EITF) of the FASB in issue EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.”  Under this consensus, the computation of earnings per unit will be affected by the incentive distribution rights (“IDRs”) we are contractually obligated to distribute at the end of the current reporting period.  In periods when earnings are in excess of cash distributions, we will reduce net income or loss for the current reporting period (for purposes of calculating earnings or loss per unit) by the amount of available cash that will be distributed to our limited partners and general partner for its general partner interest and incentive distribution rights for the reporting period, and the remainder will be allocated to the limited partner and general partner in accordance with their ownership interests.  When cash distributions exceed current-period earnings, net income or loss (for purposes of calculating earnings or loss per unit) will be reduced (or increased) by cash distributions, and the resulting excess of distributions over earnings will be allocated to the general partner and limited partner based on their respective sharing of losses.  EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of EITF 07-4; however we expect it to have an impact on our presentation of earnings per unit beginning in 2009.  For additional information on our incentive distribution rights, see Note 10.

FASB Staff Position No. 142-3

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.  Acquisitions

DG Marine Transportation Investment

On July 18, 2008, we completed the acquisition of the inland marine transportation business of Grifco Transportation, Ltd. (“Grifco”) and two of Grifco’s affiliates through a joint venture with TD Marine, LLC, an entity formed by members of the Davison family.  (See discussion below on the acquisition of the Davison family businesses in 2007.). TD Marine owns (indirectly) a 51% economic interest in the joint venture,  DG Marine, and we own (directly and indirectly) a 49% economic interest.  This acquisition gives us the capability to provide transportation services of petroleum products by barge and complements our other supply and logistics operations.

Grifco received initial purchase consideration of approximately $80 million, comprised of $63.3 million in cash and $16.7 million, or 837,690 of our common units.  A portion of the units are subject to certain lock-up restrictions. DG Marine acquired substantially all of Grifco’s assets, including twelve barges, seven push boats, certain commercial agreements, and offices ..  Additionally, DG Marine and/or  its subsidiaries acquired the rights, and assumed the obligations, to take delivery of four new barges in late third quarter of 2008 and four additional new barges early in first quarter of 2009 (at a total price of approximately $27 million). Upon delivery of the eight new barges, the acquisition of three additional push boats (at an estimated cost of approximately $6 million), and after placing the barges and push boats into commercial operations, DG Marine will be obligated to pay additional purchase consideration of up to $12 million.   The estimated discounted present value of that $12 million obligation is included in current liabilities in our consolidated balance sheets.  At September 30, 2008, DG Marine had taken delivery of four of the new barges.

The Grifco acquisition and related closing costs were funded with $50 million of aggregate equity contributions from us and TD Marine, in proportion to our ownership percentages, and with borrowings of $32.4 million under a revolving credit facility which is non-recourse to us and TD Marine (other than with respect to our  investments in DG Marine).  Although DG Marine’s debt is non-recourse to us, our ownership interest in DG Marine is pledged to secure its indebtedness. We funded our $24.5 million equity contribution with $7.8 million of cash and 837,690 of our common units, valued at $19.896 per unit, for a total value of $16.7 million.  At closing, we also redeemed 837,690 of our common units from the Davison family.  See Notes 9 and 10.

We have entered into a subordinated loan agreement with DG Marine whereby we may (at our sole discretion) lend up to $25 million to DG Marine.  The loan agreement provides for DG Marine to pay us interest on any loans at the rate at which we borrowed funds under our credit facility plus 4%.  Those loans will mature on January 31, 2012.  Under that subordinated loan agreement, DG Marine is required to make monthly payments to us of principal and interest to the extent DG Marine has any available cash that otherwise would have been distributed to the owners of DG Marine in respect of their equity interest.  DG Marine’s revolving credit facility includes restrictions on DG Marine’s ability to make specified payments under the subordinated loan agreement and distributions in respect of our equity interest.  At September 30, 2008, there were no amounts outstanding under the subordinated loan agreement.

The provisions of Financial Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (FIN 46R), require us to consolidate DG Marine in our consolidated financial statements.  The 51% ownership interest of TD Marine in the net assets and net income of DG Marine is included in minority interests in our consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition cost allocated to the assets consists of $63.3 million of cash, $16.7 million of value from the issuance of our limited partnership units to Grifco, $11.7 million related to the discounted value of the additional consideration that will be owed to Grifco when the barges under construction are placed in service and $2.4 million of transaction costs.  The acquisition cost has been allocated to the assets acquired based on estimated preliminary fair values.  Such preliminary values have been developed by management. The preliminary valuation may change as a result of additional information we have requested on certain tangible and intangible assets.  We expect to finalize the allocation for this transaction during the fourth quarter of 2008.  We do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation.

The preliminary allocation of the acquisition cost is summarized as follows:

Fuel inventory in vessels	$676
Property and equipment	91,096
Amortizable intangible assets:
Customer relationships	800
Trade name	900
Non-compete agreements	600
Total allocated cost	$94,072

See additional information on intangible assets and goodwill in Note 7.

2008 Denbury Drop-Down Transactions

On May 30, 2008, we completed two “drop-down” transactions with Denbury Onshore LLC, (Denbury Onshore), a wholly-owned subsidiary of Denbury Resources Inc., the indirect owner of our general partner.

NEJD Pipeline System

We entered into a twenty-year financing lease transaction with Denbury Onshore and acquired certain security interests in Denbury’s North East Jackson Dome (NEJD) Pipeline System for which we paid $175 million.  Under the terms of the agreement, Denbury Onshore began making quarterly rent payments beginning August 30, 2008.  These quarterly rent payments are fixed at $5,166,943 per quarter or approximately $20.7 million per year during the lease term at an interest rate of 10.25%.  At the end of the lease term, we will convey all of our interests in the NEJD Pipeline to Denbury Onshore for a nominal payment.

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

The Free State Pipeline is an 86-mile, 20” pipeline that extends from Denbury’s CO2 source fields at Jackson Dome, near Jackson, Mississippi, to Denbury’s oil fields in east Mississippi.  We entered into a twenty-year transportation services agreement to deliver CO2 on the Free State pipeline for Denbury’s use in its tertiary recovery operations.    Under the terms of the transportation services agreement, we are responsible for owning, operating, maintaining and making improvements to that pipeline.  Denbury has rights to exclusive use of that pipeline and is required to use that pipeline to supply CO2 to its current and certain of its other tertiary operations in east Mississippi.  The transportation services agreement provides for a $100,000 per month minimum payment, which is accounted for as an operating lease, plus a tariff based on throughput. Denbury has two renewal options, each for five years on similar terms. Any sale by us of the Free State Pipeline and related assets or of an ownership interest in our subsidiary that holds such assets would be subject to a right of first refusal purchase option in favor of Denbury.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4.  Inventories

Inventories are valued at the lower of cost or market.  The costs of inventories at September 30, 2008 exceeded market values by approximately $0.1 million, and are reflected below at those market values. The costs of inventories did not exceed market values at December 31, 2007.  The major components of inventories were as follows:

	September 30, 2008	December 31, 2007

Crude oil	$2,018	$3,710
Petroleum products	13,150	6,527
Caustic soda	1,827	1,998
NaHS	6,013	3,557
Other	136	196
Total inventories	$23,144	$15,988

\
GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  Fixed Assets and Asset Retirement Obligations

Fixed assets consisted of the following:

	September 30, 2008	December 31, 2007

Land, buildings and improvements	$13,522	$11,978
Pipelines and related assets	139,177	63,169
Machinery and equipment	22,568	25,097
Transportation equipment	32,960	32,906
Barges and push boats	95,751	-
Office equipment, furniture and fixtures	4,098	2,759
Construction in progress	20,124	7,102
Other	11,637	7,402
Subtotal	339,837	150,413
Accumulated depreciation	(60,194)	(48,413)
Total	$279,643	$102,000

Asset Retirement Obligations

In general, our future asset retirement obligations relate to future costs associated with the removal of certain segments of our oil, natural gas and CO2 pipelines, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset.  Accretion of the discount increases the liability and is recorded to expense.

The following table summarizes the changes in our asset retirement obligations for the nine months ended September 30, 2008.

Asset retirement obligations as of December 31, 2007	$1,173
Accretion expense	67
Asset retirement obligations as of September 30, 2008	$1,240

At September 30, 2008, $0.1 million of our asset retirement obligation was classified in “Accrued liabilities” under current liabilities in our Unaudited Consolidated Balance Sheets.  Certain of our unconsolidated affiliates have asset retirement obligations recorded at September 30, 2008 and December 31, 2007 relating to contractual agreements.  These amounts are immaterial to our financial statements.

6.  Direct Financing Leases

In the fourth quarter of 2004, we constructed two segments of crude oil pipeline and a CO2 pipeline segment to transport crude oil from and CO2 to producing fields operated by Denbury.  Denbury pays us a minimum payment each month for the right to use these pipeline segments.  Those arrangements have been accounted for as direct financing leases.  As discussed in Note 3, we entered into a lease arrangement with Denbury related to the NEJD Pipeline in May 2008 that is being accounted for as a direct financing lease.  Denbury pays us fixed payments of $5.2 million per quarter that began in August 2008.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table lists the components of our net investment in direct financing leases at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Total minimum lease payments to be received	$412,850	$7,039
Estimated residual values of leased property (unguaranteed)	1,286	1,287
Unamortized initial direct costs	2,631	-
Less unearned income	(234,899)	(2,953)
Net investment in direct financing leases	$181,868	$5,373

At September 30, 2008, minimum lease payments to be received for the remainder of 2008 are $5.5 million.  Minimum lease payments to be received for each of the five succeeding fiscal years are $21.9 million per year for 2009 through 2011, $21.8 million for 2012 and $21.3 million for 2013.

7.  Intangible Assets and Goodwill

Intangible Assets

In connection with the Davison and DG Marine acquisitions (See Note 3), we allocated a portion of the purchase price to intangible assets based on their fair values.  The following table reflects the components of intangible assets being amortized at the dates indicated:

		September 30, 2008			December 31, 2007
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value

Refinery services customer relationships	3	$94,654	$21,858	$72,796	$94,654	$9,380	$85,274
Supply and logistics customer relationships	5	35,430	8,293	27,137	34,630	3,287	31,343
Refinery services supplier relationships	2	36,469	20,682	15,787	36,469	9,241	27,228
Refinery services licensing agreements	6	38,678	5,936	32,742	38,678	2,218	36,460
Supply and logistics trade names-Davison and Grifco	7	18,888	2,581	16,307	17,988	930	17,058
Supply and logistics favorable lease	15	13,260	552	12,708	13,260	197	13,063
Other	5	1,322	289	1,033	721	97	624
Total	5	$238,701	$60,191	$178,510	$236,400	$25,350	$211,050

We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows.  Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made.  The favorable lease and other intangible assets are being amortized on a straight-line basis.  Amortization expense on intangible assets was $11.6 million and $34.8 million for the three and nine months ended September 30, 2008, respectively.  Amortization expense on intangible assets was $4.0 million for the three and nine months ended September 30, 2007.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for each of the five subsequent fiscal years is expected to be as follows:

Year Ended December 31	Amortization Expense to be Recorded
Remainder of 2008	$11,674
2009	$32,600
2010	$25,931
2011	$21,253
2012	$17,612
2013	$14,208

Goodwill

In connection with the Davison and Port Hudson acquisitions (see Note 3), the residual of the purchase price over the fair values of the net tangible and identifiable intangible assets acquired was allocated to goodwill.  The carrying amount of goodwill by business segment at September 30, 2008 was $302.0 million to refinery services and $23.0 million to supply and logistics.

8.  Equity Investees and Other Investments

T&P Syngas Supply Company

We are accounting for our 50% ownership in T&P Syngas under the equity method of accounting.  We received distributions from T&P Syngas of $1.7 million and $1.6 million during the nine months ended September 30, 2008 and 2007, respectively.

Sandhill Group, LLC

We are accounting for our 50% ownership in Sandhill under the equity method of accounting. We received distributions from Sandhill of $163,000 and $101,000 during the nine months ended September 30, 2008 and 2007, respectively.

Other Projects

We have also invested $4.6 million in the Faustina Project, a petroleum coke to ammonia project that is in the development stage.  All of our investment may later be redeemed, with a return, or converted to equity after the project has obtained construction financing.  The funds we have invested are being used for project development activities, which include the negotiation of off-take agreements for the products and by-products of the plant to be constructed, securing permits and securing financing for the construction phase of the plant.  We have recorded our investment in this debt security at cost and classified it as held-to-maturity, since we have the intent and ability to hold it until it is redeemed.

No events or changes in circumstances have occurred that indicate a significant adverse effect on the fair value of our investment at September 30, 2008, therefore our investment is included in our Unaudited Consolidated Balance Sheet at cost.

9.  Debt

At September 30, 2008 our obligations under credit facilities consisted of the following:

	September 30, 2008	December 31, 2007

Genesis Credit Facility	$343,200	$80,000
DG Marine Credit Facility (non-recourse to Genesis) - current portion of long-term debt	48,200	-
Total Debt	$391,400	$80,000

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Genesis Credit Facility

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

The borrowing base may be increased to the extent of pro forma additional EBITDA, (as defined in the credit agreement), attributable to acquisitions or internal growth projects with approval of the lenders.  Our borrowing base as of September 30, 2008 exceeds $500 million, however amounts committed by the lenders total $500 million.

At September 30, 2008, we had $343.2 million borrowed under our credit facility and we had $6.5 million in letters of credit outstanding.  Our debt increased at September 30, 2008 from the December 31, 2007 level as a result of funding our CO2 pipeline transactions with Denbury and our equity investment in DG Marine.  Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of November 15, 2011.  The total amount available for borrowings at September 30, 2008 was $150.3 million under our credit facility.

The key terms for rates under our credit facility are as follows:

•
The interest rate on borrowings may be based on the prime rate or the LIBOR rate, at our option.  The interest rate on prime rate loans can range from the prime rate plus 0.50% to the prime rate plus 1.875%.  The interest rate for LIBOR-based loans can range from the LIBOR rate plus 1.50% to the LIBOR rate plus 2.875%.  The rate is based on our leverage ratio as computed under the credit facility.  Our leverage ratio is recalculated quarterly and in connection with each material acquisition.   At September 30, 2008, our borrowing rates were the prime rate plus 0.50% or the LIBOR rate plus 1.50%.

•
Letter of credit fees will range from 1.50% to 2.875% based on our leverage ratio as computed under the credit facility.  The rate can fluctuate quarterly.  At September 30, 2008, our letter of credit rate was 1.50%.

•
We pay a commitment fee on the unused portion of the $500 million maximum facility amount.  The commitment fee will range from 0.30% to 0.50% based on our leverage ratio as computed under the credit facility.  The rate can fluctuate quarterly.  At September 30, 2008, the commitment fee rate was 0.30%.

Collateral under the credit facility consists of substantially all our assets, excluding our security interest in the NEJD pipeline, our ownership interest in the Free State pipelines, and the assets of and our equity interest in, DG Marine. All of the equity interest of DG Marine is pledged to secure its credit facility, which is described below,  While our general partner is jointly and severally liable for all of our obligations unless and except to the extent those obligations provide that they are non-recourse to our general partner, our credit facility expressly provides that it is non-recourse to our general partner (except to the extent of its pledge of its general partner interest in certain of our subsidiaries), as well as to Denbury and its other subsidiaries.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Covenant	Requirement	Required Ratio through September 30, 2008	Actual Ratio as of September 30, 2008

Debt Service Coverage Ratio	Minimum	2.75 to 1.0	6.71 to 1.0
Leverage Ratio	Maximum	6.0 to 1.0	2.97 to 1.0
Funded Indebtedness Ratio	Maximum	0.80 to 1.0	0.40 to 1.0

Our credit facility includes provisions for the temporary adjustment of the required ratios following material acquisitions and with lender approval.  The ratios in the table above are the required ratios for the period following a material acquisition.  If we meet these financial metrics and are not otherwise in default under our credit facility, we may make quarterly distributions; however, the amount of such distributions may not exceed the sum of the distributable cash (as defined in the credit facility) generated by us for the eight most recent quarters, less the sum of the distributions made with respect to those quarters.  At September 30, 2008, the excess of distributable cash over distributions under this provision of the credit facility was $42.4 million.

DG Marine Credit Facility

In connection with its acquisition of the Grifco assets on July 18, 2008, DG Marine entered into a $90 million revolving credit facility with a syndicate of banks led by SunTrust Bank and BMO Capital Markets Financing, Inc.  In addition to partially financing the Grifco acquisition, DG Marine may borrow under that facility for general corporate purposes, such as paying for its newly constructed barges and funding working capital requirements, including up to $5 million in letters of credit.  That facility, which matures on July 18, 2011, is secured by all of the equity interests issued by DG Marine and substantially all of DG Marine’s assets.  Other than the pledge of our equity interest in DG Marine, that facility is non-recourse to us and TD Marine.  At September 30, 2008, our consolidated balance sheet included $113.5 million of DG Marine’s assets in our total assets.

At September 30, 2008, DG Marine had $48.2 million outstanding under its credit facility.  Due to the revolving nature of loans under the DG Marine credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date.  The total amount available for borrowings at September 30, 2008 was $41.8 million under this credit facility.

The key terms for rates under the DG Marine credit facility are as follows:

•
The interest rate on borrowings may be based on the prime rate or the LIBOR rate, at our option.  The interest rate on prime rate loans can range from the prime rate plus 1.50% to the prime rate plus 3.00%.  The interest rate for LIBOR-based loans can range from the LIBOR rate plus 2.50% to the LIBOR rate plus 4.00%.  The rate is based on DG Marine’s leverage ratio as computed under the credit facility. Under the terms of DG Marine’s credit facility, the rates will be the prime rate plus 3.00% and the LIBOR rate plus 4.00% for the period from July 18, 2008 until October 31, 2008, after which time the rates will fluctuate monthly based on the leverage ratio.

•
Letter of credit fees will range from 2.50% to 4.00% based on DG Marine’s leverage ratio as computed under the credit facility.  The rate can fluctuate monthly.  At September 30, 2008, there were no letters of credit outstanding under the DG Marine credit facility.

•
DG Marine pays a commitment fee on the unused portion of the $90 million facility amount.  The commitment fee will range from 0.25% to 0.50% based on its leverage ratio as computed under the credit facility.  Under the terms of the DG Marine credit facility, the commitment fee rate was 0.50% for the period from July 18, 2008 until October 31, 2008, after which time the rate will fluctuate monthly based on the leverage ratio.

\
GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2008, DG Marine entered into a series of interest rate swap agreements to effectively fix the underlying LIBOR rate on $32.9 million of its borrowings under its credit facility through July 18, 2011. The fixed interest rates in the swap agreements range from the three-month interest rate of 3.03% in effect at September 30, 2008 to 4.68% at July 18, 2011.

DG Marine’s credit facility contains customary covenants (affirmative, negative and financial) that limit the manner in which it may conduct its business.  DG Marine’s credit facility contains three primary financial covenants – an interest coverage ratio, leverage ratio and asset coverage ratio – that require DG Marine to achieve specific minimum financial metrics.  In general, the interest coverage ratio calculation compares EBITDA (as defined and adjusted in accordance with the credit facility) to interest expense.  The leverage ratio calculation compares DG Marine’s funded debt (as calculated in accordance with the credit facility) to EBITDA (as adjusted).  The asset coverage ratio compares an estimated liquidation value of DG Marine’s boats and barges to DG Marine’s outstanding debt.

At September 30, 2008, DG Marine was not in technical compliance with the leverage ratio or interest coverage ratio in its credit facility, primarily due to timing of costs related to the start-up of operations as a new entity and the acquisition of new vessels, and the effects of hurricanes on operations. Based on the nature of the issues resulting in such non-compliance and based on discussions with each of the banks comprising its lending syndicate, the management of DG Marine currently believes DG Marine’s lenders will agree to a waiver of the non-compliance and to an amendment to its credit facility to adjust those ratios, the terms of which are still to be determined, but which will result in DG Marine being in full compliance with the terms of its credit agreement. DG Marine’s management does not believe such non-compliance will materially and adversely affect its operations or financial condition; however, until that joint venture complies with the terms of its credit agreement, we will classify its outstanding debt as a current liability on our balance sheet.

10.  Partners’ Capital and Distributions

Partners’ Capital

Partner’s capital at September 30, 2008 consists of 39,452,305 common units, including 4,028,096 units owned by our general partner and its affiliates, representing a 98% aggregate ownership interest in the Partnership and its subsidiaries (after giving affect to the general partner interest), and a 2% general partner interest.

Our general partner owns all of our general partner interest, including incentive distribution rights, all of the 0.01% general partner interest in Genesis Crude Oil, L.P. (which is reflected as a minority interest in the Unaudited Consolidated Balance Sheet at September 30, 2008) and operates our business.

Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.

On July 18, 2008, we issued 837,690 of our common units to Grifco.  The units were issued at a value of $19.896 per unit, for a total value of $16.7 million, as a portion of the consideration for the acquisition of the inland marine transportation business of Grifco.  See Note 3.

Additionally, on July 18, 2008, we redeemed 837,690 of our common units owned by members of the Davison family.  Those units had been issued as a portion of the consideration for the acquisition of the energy-related business of the Davison family in July 2007.  The redemption was at a value of $19.896 per unit, for a total value of $16.7 million.  After giving effect to the issuance and redemption described above, we did not experience a change in the number of common units outstanding.

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

Pursuant to our partnership agreement, our general partner receives incremental incentive cash distributions when unitholders’ cash distributions exceed certain target thresholds, in addition to its 2% general partner interest.  The allocations of distributions between our common unitholders and our general partner, including the incentive distribution rights is as follows:

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unitholders	General Partner
Quarterly Cash Distribution per Common Unit:
Up to and including $0.25 per Unit	98.00%	2.00%
First Target - $0.251 per Unit up to and including $0.28 per Unit	84.74%	15.26%
Second Target - $0.281 per Unit up to and including $0.33 per Unit	74.26%	25.74%
Over Second Target - Cash distributions greater than $0.33 per Unit	49.02%	50.98%

We paid or will pay the following distributions in 2007 and 2008:

Distribution For	Date Paid	Per Unit Amount	Limited Partner Interests Amount		General Partner Interest Amount	General Partner Incentive Distribution Amount	Total Amount

Second quarter 2007	August 2007	$0.2300	$3,170	(1)	$65	$-	$3,235	(1)
Third quarter 2007	November 2007	$0.2700	$7,646		$156	$90	$7,892
Fourth quarter 2007	February 2008	$0.2850	$10,903		$222	$245	$11,370
First quarter 2008	May 2008	$0.3000	$11,476		$234	$429	$12,139
Second quarter 2008	August 2008	$0.3150	$12,427		$254	$633	$13,314
Third quarter 2008	November 2008(2)	$0.3225	$12,723		$260	$728	$13,711

(1)  The distribution paid on August 14, 2007 to holders of our common units is net of the amounts payable with respect to the common units issued in connection with the Davison transaction.  The Davison unitholders and our general partner waived their rights to receive such distributions, instead receiving purchase price adjustments with us.

(2)  This distribution will be paid on November 14, 2008 to the general partner and unitholders of record as of November 4, 2008.

Net Income Per Common Unit

Our net income is first allocated to the general partner based on the amount of incentive distributions. The remainder is then allocated 98% to the limited partners and 2% to the general partner. Basic net income per limited partner unit is determined by dividing net income attributable to limited partners by the weighted average number of outstanding limited partner units during the period.  Diluted net income per common unit is calculated in the same manner, but also considers the impact to common units for the potential dilution from phantom units outstanding. (See Note 17 for discussion of phantom units.)

In a period of net operating losses, incremental phantom units are excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. During 2008, we have reported net income; therefore incremental phantom units have been included in the calculation of diluted earnings per unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic net income per common unit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerators for basic and diluted net income per common unit:
Net income	$10,763	$1,699	$19,736	$1,912
Less: General partner's incentive distribution paid	(633)	-	(1,307)	-
Subtotal	10,130	1,699	18,429	1,912
Less general partner 2% ownership	(203)	(34)	(369)	(38)
Net income available for common unitholders	$9,927	$1,665	$18,060	$1,874

Denominator for basic per common unit:
Common Units	39,452	24,527	38,796	17,405

Denominator for diluted per common unit:
Common Units	39,452	24,527	38,796	17,405
Phantom Units	72	-	57	-
	39,524	24,527	38,853	17,405

Basic net income per common unit	$0.25	$0.07	$0.47	$0.11
Diluted net income per common unit	$0.25	$0.07	$0.46	$0.11

11.  Business Segment Information

We evaluate segment performance based on segment margin.  We calculate segment margin as revenues less costs of sales and operating expenses, and we include income from investments in joint ventures. We do not deduct depreciation and amortization.  All of our revenues are derived from, and all of our assets are located in, the United States.  The pipeline transportation segment information includes the revenue, segment margin and assets of our direct financing leases.  The tables below reflect our segment information.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pipeline Transportation	Refinery Services	Industrial Gases (a)	Supply & Logistics	Total

Three Months Ended September 30, 2008
Segment margin excluding depreciation and amortization (b)	$10,642	$13,041	$3,505	$13,690	$40,878

Capital expenditures	$2,299	$992	$-	$107,075	$110,366
Maintenance capital expenditures	$261	$351	$-	$1,371	$1,983

Revenues:
External customers	$11,836	$61,306	$4,792	$556,396	$634,330
Intersegment (d)	2,589	-	-	-	2,589
Total revenues of reportable segments	$14,425	$61,306	$4,792	$556,396	$636,919

Three Months Ended September 30, 2007
Segment margin excluding depreciation and amortization (b)	$3,763	$8,545	$3,232	$4,960	$20,500

Capital expenditures	$1,812	$553	$552	$441	$3,358
Maintenance capital expenditures	$1,624	$269	$-	$255	$2,148

Revenues:
External customers	$5,949	$25,349	$4,373	$317,653	$353,324
Intersegment (d)	946	-	-	-	946
Total revenues of reportable segments	$6,895	$25,349	$4,373	$317,653	$354,270

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pipeline Transportation	Refinery Services	Industrial Gases (a)	Supply & Logistics	Total

Nine Months Ended September 30, 2008
Segment margin excluding depreciation and amortization (b)	$22,113	$44,245	$9,324	$29,443	$105,125

Capital expenditures	$80,926	$2,700	$2,210	$111,575	$197,411
Maintenance capital expenditures	$463	$856	$-	$1,648	$2,967
Net fixed and other long-term assets (c)	$284,926	$441,110	$44,855	$249,387	$1,020,278

Revenues:
External customers	$27,509	$160,945	$13,112	$1,555,991	$1,757,557
Intersegment (d)	6,087	-	-	-	6,087
Total revenues of reportable segments	$33,596	$160,945	$13,112	$1,555,991	$1,763,644

Nine Months Ended September 30, 2007
Segment margin excluding depreciation and amortization (b)	$8,858	$8,545	$8,804	$7,986	$34,193

Capital expenditures	$2,365	$553	$552	$582	$4,052
Maintenance capital expenditures	$2,177	$269	$-	$396	$2,842
Net fixed and other long-term assets (c)	$31,558	$409,510	$48,188	$226,791	$716,047

Revenues:
External customers	$16,956	$25,349	$11,816	$681,667	$735,788
Intersegment (d)	3,062	-	-	-	3,062
Total revenues of reportable segments	$20,018	25,349	$11,816	$681,667	$738,850

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

a)	Industrial gases includes our CO2 marketing operations and our equity income from our investments in T&P Syngas and Sandhill.
b)
Segment margin was calculated as revenues less cost of sales and operating expenses, excluding depreciation and amortization.  It includes our share of the operating income of equity joint ventures.  A reconciliation of segment margin to income before income taxes and minority interest for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Segment margin excluding depreciation and amortization	$40,878	$20,500	$105,125	$34,193
General and administrative expenses	(9,239)	(4,724)	(26,929)	(13,652)
Depreciation and amortization expense	(18,100)	(8,372)	(51,610)	(12,346)
Net gain (loss) on disposal of surplus assets	58	-	(36)	24
Interest expense, net	(4,483)	(4,701)	(8,191)	(5,248)
Income before income taxes and minority interest	$9,114	$2,703	$18,359	$2,971

c)
Net fixed and other long-term assets are the measure used by management in evaluating performance on a segment basis.  Current assets are not allocated to segments as the amounts are shared by the segments or are not meaningful in evaluating the success of the segment’s operations.

d)	Intersegment sales were conducted on an arm’s length basis.

12.  Transactions with Related Parties

Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions.  The transactions with related parties were as follows:

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2008	2007

Truck transportation services provided to Denbury	$2,343	$1,287
Pipeline transportation services provided to Denbury	$6,899	$3,878
Payments received under direct financing leases from Denbury	$6,056	$890
Pipeline transportation income portion of direct financing lease fees with Denbury	$6,450	$479
Pipeline monitoring services provided to Denbury	$80	$90
CO2 transportation services provided by Denbury	$4,120	$3,796
Crude oil purchases from Denbury	$-	$69
Directors' fees paid to Denbury	$147	$112
Operations, general and administrative services provided by our general partner	$38,669	$15,966
Distributions to our general partner on its limited partner units and general partner interest	$4,563	$1,111
Sales of CO2 to Sandhill	$2,217	$2,040
Petroleum products sales to Davison family businesses	$1,089	$-

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

Directors’ Fees

We paid Denbury for the services of each of four of Denbury’s officers who serve as directors of our general partner, at an annual rate that is the same as the rate at which our independent directors were paid.

CO2 Operations and Transportation

Denbury charges us a transportation fee of $0.16 per Mcf (adjusted for inflation) to deliver CO2 for us to our customers.   In the first nine months of 2008, the inflation-adjusted transportation fee averaged $0.1909 per Mcf.

Operations, General and Administrative Services

We do not directly employ any persons to manage or operate our business.  Those functions are provided by our general partner.  We reimburse the general partner for all direct and indirect costs of these services.

Amounts due to and from Related Parties

At September 30, 2008 and December 31, 2007, we owed Denbury $1.1 million and $1.0 million, respectively, for purchases of crude oil and CO2 transportation charges.  Denbury owed us $1.9 million and $0.9 million for transportation services at September 30, 2008 and December 31, 2007, respectively.  We owed our general partner $2.1 million and $0.7 million for administrative services at September 30, 2008 and December 31, 2007, respectively.  At September 30, 2008 and December 31, 2007, Sandhill owed us $0.8 and $0.5 million for purchases of CO2, respectively.  At December 31, 2007, we owed the Davison family entities $0.8 million for reimbursement of costs paid primarily related to employee transition services.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Drop-down transactions

On May 30, 2008, we entered into a $175 million financing lease arrangement with Denbury Onshore for its NEJD Pipeline System, and acquired its Free State CO2 pipeline system for $75 million, consisting of $50 million cash and $25 million of our common units.  See Note 3.

Unit redemption

As discussed in Note 10, we redeemed 837,690 of our common units owned by members of the Davison family.  The total value of the units redeemed was $16.7 million.

DG Marine joint venture

Our partner in the DG Marine joint venture is TD Marine, LLC, a joint venture consisting of three members of the Davison family.  See Note 3.

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

We guarantee 50% of the obligation of Sandhill to a bank.  At September 30, 2008, the total amount of Sandhill’s obligation to the bank was $3.3 million; therefore, our guarantee was for $1.65 million.

A bank which participates in the DG Marine credit facility is owned partially by members of the Davison family.  Approximately 14% of the outstanding common shares of Community Trust Bank are held by Davison family members.  Community Trust Bank is an 11% participant in the DG Marine credit facility.

13.  Major Customers and Credit Risk

Due to the nature of our supply and logistics operations, a disproportionate percentage of our trade receivables consist of obligations of energy companies.  This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions.  However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base.  Our portfolio of accounts receivable is comprised in large part of integrated and large independent energy companies with stable payment experience.  The credit risk related to contracts which are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset.  Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.

Shell Oil Company accounted for 15% of total revenues in the first nine months of 2008.  Shell Oil Company, Occidental Energy Marketing, Inc., and Calumet Specialty Products Partners, L.P. accounted for 22%, 14% and 10% of total revenues in the first nine months of 2007, respectively.  The majority of the revenues from these customers in both periods relate to our crude oil supply and logistics operations.

14.  Supplemental Cash Flow Information

Cash received by us for interest for the nine months ended September 30, 2008 and 2007 was $118,000 and $158,000, respectively.  Payments of interest and commitment fees were $8,212,000 and $462,000 for the nine months ended September 30, 2008 and 2007, respectively.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for income taxes during the nine months ended September 30, 2008 was $376,000.

At September 30, 2008, we had incurred liabilities for fixed asset and other asset additions totaling $0.5 million that had not been paid at the end of the third quarter, and, therefore, are not included in the caption “Payments to acquire fixed assets” and “Other, net” under investing activities on the Unaudited Consolidated Statements of Cash Flows.  At September 30, 2007, we had incurred $0.3 million of liabilities that had not been paid at that date and are not included in “Payments to acquire fixed assets” under investing activities.

In May 2008, we issued common units with a value of $25 million as part of the consideration for the acquisition of the Free State Pipeline from Denbury.  In July 2008, we issued common units with a value of $16.7 million as part of the consideration for the acquisition of the inland marine transportation assets of Grifco. These common unit issuances are non-cash transactions and the value of the assets acquired is not included in investing activities and the issuance of the common units is not reflected under financing activities in our Unaudited Consolidated Statements of Cash Flows.

15.  Derivatives

The derivative instruments that we use consist primarily of futures and options contracts traded on the NYMEX which we use to hedge our exposure to commodity prices, primarily crude oil, fuel oil and petroleum products. Additionally, we use interest rate swap contracts with financial institutions to hedge interest rates.

We review our contracts to determine if the contracts meet the definition of derivatives pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  At September 30, 2008, we had commodity futures contracts that were considered free-standing derivatives that are accounted for at fair value.  The fair value of these contracts was determined based on the closing price for such contracts on September 30, 2008.  We marked these contracts to fair value at September 30, 2008.  During the three months ended September 30, 2008, we recorded a gain of $3.4 million, related to derivative transactions, which are included in the Unaudited Consolidated Statements of Operations under the caption “Supply and logistics costs.”  During the nine months ended September 30, 2008 we recorded a loss of $0.6 million related to derivative transactions.  We did not utilize any commodity derivatives that were accounted for as hedges during the three and nine months ended September 30, 2008.

During the three months ended September 30, 2008, DG Marine entered into a series of interest rate swap contracts with two financial institutions related to $32.9 million of the outstanding debt under the DG Marine credit facility.  These swaps effectively convert this portion of DG Marine’s debt from floating LIBOR rate to a series of fixed rates through July 2011.  We have determined that these swaps are effective cash flow hedges of DG Marine’s interest rate exposure.  The net loss on these cash flow derivatives of $0.2 million at September 30, 2008 is included in our consolidated balance sheets in Accumulated Other Comprehensive Income ($0.1 million) and Minority Interest ($0.1 million), and is expected to be reclassified to future earnings contemporaneously as interest expense associated with the underlying debt under the DG Marine credit facility is recorded.  We expect the total net loss to be reclassified into earnings during the period the swaps are outstanding.  Because a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified to earnings will differ and could vary materially as a result of changes in market conditions.

The consolidated balance sheet at September 30, 2008 includes increases in other current assets of $0.3 million and other liabilities of $0.2 million as a result of open commodity and interest rate derivative transactions.  The consolidated balance sheet at December 31, 2007 included a decrease in other current assets of $0.7 million as a result of derivative transactions.  These changes in the consolidated balance sheet result from settlement of derivative contacts and changes in market prices or interest rates.

We determined that the remainder of our derivative contracts qualified for the normal purchase and sale exemption and were designated and documented as such at September 30, 2008 and December 31, 2007.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.  Contingencies

Guarantees

We guaranteed $1.2 million of residual value related to the leases of trailers from a lessor.  We believe the likelihood that we would be required to perform or otherwise incur any significant losses associated with this guarantee is remote.

We guaranteed 50% of the obligations of Sandhill under a credit facility with a bank.  At September 30, 2008, Sandhill owed $3.3 million; therefore our guaranty was $1.65 million.  Sandhill makes principal payments for this obligation totaling $0.6 million per year.

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

17.  Unit-Based Compensation Plans

Stock Appreciation Rights Plan

The adjustment of the liability for our stock appreciation rights plan to its fair value at September 30, 2008 resulted in a net credit to expense for the nine months ended September 30, 2008 of $1.4 million, with $1.0 million, $0.2 million and $0.2 million included in general and administrative expenses, pipeline operating costs, and supply and logistics operating costs, respectively. Expense of $0.1 million was recorded to refinery services operating costs related to grants awarded in the first quarter of 2008.  The decrease in our common unit market price from December 31, 2007 to September 30, 2008 of $9.21 reduced the accrual for the plan, providing a credit to the expense we recorded under our plan during the nine months ended September 30, 2008.  For the three months ended September 30, 2008, we recorded a credit of $0.8 million for our stock appreciation rights plan, with $0.6 million included in general and administrative expenses and $0.1 million included in both pipeline operating costs and supply and logistics costs.

The adjustment of the liability to its fair value at September 30, 2007, resulted in expense for the nine months ended September 30, 2007 of $3.1 million, with $2.0 million, $0.6 million and $0.5 million included in general and administrative expenses, supply and logistics operating costs, and pipeline operating costs, respectively.  For the three months ended September 30, 2007, we recorded a reduction to our expense of $1.2 million, with $0.8 million, $0.2 million and $0.2 million included in general and administrative expenses, supply and logistics operating costs, and pipeline operating costs, respectively.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects rights activity under our plan during the nine months ended September 30, 2008:

Stock Appreciation Rights	Rights	Weighted Average Exercise Price	Weighted Average Contractual Remaining Term (Yrs)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	593,458	$15.45
Granted	536,308	$20.83
Exercised	(38,759)	$19.56
Forfeited or expired	(62,269)	$17.40
Outstanding at September 30, 2008	1,028,738	$18.14	8.2	$1,072
Exercisable at September 30, 2008	307,760	$14.89	6.4	$758

The weighted-average fair value at September 30, 2008 of rights granted during the first nine months of 2008 was $1.73 per right, determined using the following assumptions:

Assumptions Used for Fair Value of Rights Granted in 2008
Expected life of rights (in years)	5.50 - 6.25
Risk-free interest rate	2.97% - 3.11%
Expected unit price volatility	36.02%
Expected future distribution yield	6.00%

The total intrinsic value of rights exercised during the first nine months of 2008 was $0.4 million, which was paid in cash to the participants.

At September 30, 2008, there was $0.6 million of total unrecognized compensation cost related to rights that we expect will vest under the plan.  This amount was calculated as the fair value at September 30, 2008 multiplied by those rights for which compensation cost has not been recognized, adjusted for estimated forfeitures.  This unrecognized cost will be recalculated at each balance sheet date until the rights are exercised, forfeited, or expire.  For the awards outstanding at September 30, 2008, the remaining cost will be recognized over a weighted average period of 1.4 years.

2007 Long Term Incentive Plan

Subject to adjustment as provided in the 2007 LTIP, awards up to an aggregate of 1,000,000 units may be granted under the 2007 LTIP, of which 928,472 remain authorized for issuance at September 30, 2008.  In February 2008, a total of 9,166 Phantom Units were granted with vesting at the end of three years.  The aggregate grant date fair value of these Phantom Unit awards was $0.2 million based on the grant date market price of our common units of $17.89 per unit, adjusted for distributions that holders of phantom units will not receive during the vesting period.  In June 2008, a total of 23,000 Phantom Units were granted with vesting at the end of one year.  The aggregate grant date fair value of these Phantom Unit awards was $0.5 million based on the grant date market price of our common units of $20.12 per unit, adjusted for distributions that holders of phantom units will not receive during the vesting period.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008, there was $1.0 million of unrecognized compensation expense related to these units.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes information regarding our non-vested Phantom Unit grants as of September 30, 2008:

Non-vested Phantom Unit Grants	Number of Units	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2008	39,362	$21.92
Granted	32,166	$19.48
Non-vested at September 30, 2008	71,528	$20.82

18.  Fair-Value Measurements

As discussed in Note 2, effective January 1, 2008 we partially adopted SFAS 157 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

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

Our commodity derivative contracts are exchange-traded futures and exchange-traded option contracts.  The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1.  See Note 15 for additional information on our derivative instruments.

The fair value of our interest rate swaps is based on indicative broker price quotations.  These derivatives are included in Level 3 of the fair value hierarchy because broker price quotations used to measure fair value are indicative quotations rather than quotations whereby the broker or dealer is ready and willing to transact.  However, the fair value of these Level 3 derivatives is not based upon significant management assumptions or subjective inputs.

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing the potential impairment loss related to goodwill pursuant to SFAS 142, and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS 144.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Crude oil and petroleum products derivative instruments (based on quoted market prices on NYMEX)	$(12,320)	$(12,320)	$-	$-
Interest rate swaps	$-	$-	$-	$(216)

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

For the nine months ended September 30, 2008, we have provided current tax expense in the amount of $3.1 million as the estimate of the taxes that will be owed on our income for the period, and a deferred tax benefit of $4.3 million related to temporary differences, related primarily to differences between amortization of intangible assets for financial reporting and tax purposes.  For the three months ended September 30, 2008, we provided a current tax benefit in the amount of $2.5 million and deferred tax expense of $1.0 million.  We recorded an increase of $1.3 million in the liability for uncertain tax benefits during the nine months ended September 30, 2008.  This increase was attributable to uncertain tax positions associated with deferred tax liabilities and goodwill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Available Cash before Reserves

•	Results of Operations

•	Acquisitions in 2008

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	New Accounting Pronouncements

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

Overview

In the third quarter of 2008, we reported net income of $10.8 million, or $0.25 per common unit.  Non-cash depreciation and amortization totaling $18.1 million reduced net income during the third quarter.  For the nine months ended September 30, 2008, we generated net income of $19.7 million, or $0.47 per common unit.

During the third quarter of 2008, we generated $23.6 million of Available Cash before Reserves, and we will distribute $13.7 million to holders of our common units and general partner for the third quarter.  During the third quarter of 2008, cash provided by operating activities was $33.5 million.

The third quarter of 2008 was the fourth full quarter that included the operations acquired from the Davison family in July 2007.  The increases in Available Cash before Reserves resulting from this acquisition enabled us to declare our thirteenth consecutive increase in our quarterly distribution.  On October 10, 2008, we announced that our distribution to our common unitholders relative to the third quarter of 2008 will be $0.3225 per unit (to be paid in November 2008).   This distribution amount represents a 19% increase from our distribution of $0.27 per unit for the third quarter of 2007.  During the third quarter of 2008, we paid a distribution of $0.315 per unit related to the second quarter of 2008.

The current economic crisis has restricted the availability of credit and access to capital in our business environment.  We are monitoring the impact that these conditions may have on our operations.  We believe that our current cash balances, future internally-generated funds and funds available under our credit facility will provide sufficient resources to meet our working capital liquidity needs for the foreseeable future.  With the current conditions in the credit and equity markets, there may be limits on our ability to issue new debt or equity financing.

Available Cash before Reserves

Available Cash before Reserves for the three and nine months ended September 30, 2008 is as follows (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income	$10,763	$19,736
Depreciation and amortization	18,100	51,610
Cash received from direct financing leases not included in income	893	1,437
Cash effects of sales of certain assets	147	573
Effects of available cash generated by investments in joint ventures not included in income	401	1,467
Cash effects of stock appreciation rights plan	(113)	(384)
Loss on asset disposals	(58)	36
Non-cash tax expense (benefits)	(2,462)	(3,388)
Other non-cash credits	(2,136)	(2,596)
Maintenance capital expenditures	(1,983)	(2,967)
Available Cash before Reserves	$23,552	$65,524

We have reconciled Available Cash before Reserves (a non-GAAP measure) to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2008 below.  For the three and nine months ended September 30, 2008, cash flows provided by operating activities were $33.5 million and $56.2 million, respectively.

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

The reconciliation of Available Cash before Reserves (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three and nine months ended September 30, 2008, is as follows (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Cash flows from operating activities	$33,534	$56,230
Adjustments to reconcile operating cash flows to Available Cash:
Maintenance capital expenditures	(1,983)	(2,967)
Proceeds from sales of certain assets	147	573
Amortization of credit facility issuance fees	(427)	(962)
Effects of available cash generated by investments in joint ventures not included in cash flows from operating activities	35	447
Available cash from NEJD pipeline not yet received and included in cash flows from operating activities	-	1,723
Net effect of changes in operating accounts not included in calculation of Available Cash	(7,754)	10,480
Available Cash before Reserves	$23,552	$65,524

Results of Operations

The contribution of each of our segments to total segment margin in the third quarters and nine-month periods of 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Pipeline transportation	$10,642	$3,763	$22,113	$8,858
Refinery services	13,041	8,545	44,245	8,545
Industrial gases	3,505	3,232	9,324	8,804
Supply and logistics	13,690	4,960	29,443	7,986
Total segment margin	$40,878	$20,500	$105,125	$34,193

Pipeline Transportation Segment

Operating results for our pipeline transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases of crude oil pipelines	$4,228	$3,912	$12,333	$10,907
Sales of crude oil pipeline loss allowance volumes	2,333	1,845	7,659	4,985
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,647	79	8,971	241
Tank rental reimbursements and other miscellaneous revenues	35	164	468	491
Total revenues from crude oil and CO2 tariffs, including revenues from direct financing leases	13,243	6,000	29,431	16,624
Revenues from natural gas tariffs and sales	1,182	895	4,165	3,394
Natural gas purchases	(1,136)	(817)	(3,990)	(3,164)
Pipeline operating costs	(2,647)	(2,315)	(7,493)	(7,996)
Segment margin	$10,642	$3,763	$22,113	$8,858

Barrels per day on crude oil pipelines:
Total	64,676	60,311	66,043	58,531
Mississippi System	25,232	22,818	24,323	20,938
Jay System	13,817	14,596	13,422	13,027
Texas System	25,627	22,897	28,298	24,566

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Pipeline segment margin for the third quarter of 2008 increased $6.9 million as compared to the third quarter of 2007.  The significant components of this change are an increase in revenues from crude oil tariffs and related sources of $0.3 million, an increase in revenues from sales of pipeline loss allowance volumes of $0.5 million and an increase in revenues from CO2 financing leases and tariffs of $6.6 million.  Pipeline operating costs increased $0.3 million between the two periods.

Tariff and direct financing lease revenues from our crude oil pipelines increased $0.3 million primarily due to volume increases on our Texas and Mississippi pipeline systems totaling 5,144 barrels per day. Volumes on the Mississippi and Texas systems were affected by two hurricanes in the third quarter that disrupted operations for a brief period.  The tariff on the Mississippi System is an incentive tariff, such that the average tariff per barrel decreases as the volumes increase, however the overall impact of an annual tariff increase on July 1, 2008 with the volume increase still resulted in improved revenues from this system by $0.1 million.  As a result of the annual tariff increase on July 1, 2008, average tariffs on the Jay System increased by approximately $0.10 per barrel between the two periods.  This tariff increase partially offset the effects of a decrease in volumes of 779 barrels per day, with the resulting increase in revenues from this system of $0.1 million.  Volumes on the Texas System increased by 2,730 barrels per day, resulting in an increase in revenues of $0.1 million.  The impact on revenues of increases in volumes on the Texas System is not very significant due to the relatively low tariffs on that system.  Approximately 77% of the volume on that system is shipped on a tariff of $0.31 per barrel.

Higher market prices for crude oil added $0.5 million to pipeline loss allowance revenues.  Average crude oil market prices have increased approximately $40 per barrel between the two quarters.   Based on historic volumes, a change in crude oil market prices of $10 per barrel has the effect of decreasing or increasing our pipeline loss allowance revenues by approximately $0.1 million per month.

CO2 tariff and direct financing lease revenues increased $6.6 million between the two quarters, with $4.4 million attributable to the NEJD pipeline and $2.2 million to the Free State pipeline.  The average volume transported on the Free State pipeline for the third quarter of 2008 was 155 MMcf per day, with the transportation fee and the minimum payment totaling $1.9 million and $0.3 million, respectively.

Historically, the largest operating costs in our crude oil pipeline segment have consisted of personnel costs, power costs, maintenance costs, and costs of compliance with regulations.  Some of these costs are not predictable, such as failures of equipment or power cost increases.  We perform regular maintenance on our assets in an effort to keep them in good operational condition and to minimize cost increases.  In the third quarter of 2008, our power costs were $0.1 million more than in the prior period; the credit to expense for our stock appreciation rights plan was $0.1 million less than in the prior year quarter; and costs for regulatory testing of the pipelines and tanks were  $0.2 million greater than in the 2007 quarter.  Offsetting these increases was a decrease of $0.1 million in tank rental expense related to the change in the rental rate.  This rental rate change affected the rental income we receive from a third party as reimbursement for tank rental expense we pay.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

For the nine month periods, pipeline segment margin increased $13.3 million.  $1.4 million of this increase is attributable to crude oil tariffs and related sources; $2.7 to pipeline loss allowance revenue increases and $8.7 million to CO2 pipelines; and $0.5 million to a decrease in pipeline operating costs.

Revenues from transportation on the Mississippi System increased $0.4 million from an increase in volumes of 3,385 barrels per day.  As discussed above, the tariff for the Mississippi System is an incentive tariff under which incremental volumes result in a smaller tariff per barrel.

Volumes on the Jay System increased 395 barrels per day, increasing revenue by $0.4 million.  The volume increase is due in part to the renewed interest by oil producers in the fields in the area and additional volumes we are bringing to the system from other locations. Volumes fluctuated slightly during the 2008 period due to maintenance at several separation plants providing volumes to the system and maintenance work on a tank which resulted in diversion of volumes to other entry points on the pipeline.  Variances in the average tariff per barrel on this system are affected by the annual tariff increase each year in July and the varying tariff rates depending on the distance volumes are transported.

Volumes on the Texas System increased 3,732 barrels per day, contributing $0.6 million of additional revenue between the six-month periods.  Shippers on the system have increased the crude oil production they acquire and ship on our pipeline to their refineries.

Revenues from pipeline loss allowance volumes have increased by $2.7 million due to the significant increase in the average market prices for crude oil between the first nine months of 2007 and the first nine months of 2008.

The decrease in pipeline operating costs between the two nine-month periods is attributable primarily to our stock appreciation rights plan.  In the first nine months of 2007, we included $0.5 million in pipeline operating costs for the plan, resulting from the increase in our common unit price of $8.37 during the period.  In the 2008 period, our common unit price decreased by $9.21, resulting in a credit to expense of $0.2 million, for a total variation of $0.7 million.  Partially offsetting this decrease was an increase of $0.3 million in costs related to integrity testing of the pipelines and tank inspection costs.  The remaining variation in costs resulted from slight changes in personnel costs, power costs and other maintenance and operational expenses.

Refinery Services Segment

We acquired our refinery services segment in the Davison transaction in July 2007.  That segment provides services to eight refining operations primarily located in Texas, Louisiana, and Arkansas.  In our processing, we apply proprietary technology that uses large quantities of caustic soda (the primary input used by our proprietary process).  Our refinery services business generates revenue by providing a service for which it receives NaHS as compensation and by selling the NaHS, the by-product of our process, to approximately 100 customers.  Some of the largest customers for the NaHS are copper mining companies in the United States and South America and paper mills in the United States.

The largest cost component of providing the service is acquiring and delivering caustic soda to our operations.  Caustic soda, or NaOH, is the scrubbing agent introduced in the sour gas stream to remove the sulfur and generate the by-product, NaHS.  Therefore the contribution to segment margin involves the revenues generated from the sales of NaHS less our total cost of providing the services, including the costs of acquiring and delivering caustic soda to our service locations.  We estimate that approximately 60% of our NaHS sales by volume are indexed, in one form or another, to our cost of caustic soda.  We engage in other activities such as selling caustic soda, buying NaHS from other producers for re-sale to our customers and buying and selling sulfur, the financial results of which are also reported in our refinery services segment.

Segment margin from our refinery services for the third quarter of 2008 was $13.0 million, which when combined with the first half segment margin of $31.2 million, totals $44.2 million for the first nine months of 2008. As we have only owned the operations of this segment since July 25, 2007, we are providing information comparing the first, second and third quarters of 2008.  We believe the most meaningful measure of our success in this segment is the revenue generated from sales of NaHS after deducting delivery expenses, from both the volumes received as payment for rendering service as well as volumes obtained from third party producers.  Included in the table below is information on our NaHS sales activity in the first three quarters of 2008.

	Three Months Ended			Nine Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	September 30, 2008
NaHS Sales
Dry Short Tons (DST)	41,742	46,655	38,319	126,716
Net Sales	$27,530	$37,664	$37,515	$102,709
Contribution Margin per DST	$260	$342	$289	$299

Our average quarterly sales volume of NaHS for the first nine months was 42,239 DST.  Sales volumes between quarters may fluctuate based on the timing of availability of capacity on container ships for product to be sold and loaded for delivery to customers in South America.  Additionally the ability to ship product in the third quarter was hindered by Hurricanes Gustav and Ike, which disrupted the Port of Houston where product is loaded. The average sales price of NaHS has increased from $660 per DST in the first quarter of 2008 to $807 per DST in the second quarter of 2008 to $979 per DST in the third quarter.  We increased our sales prices to compensate for increased raw materials and increased transportation costs for both delivery of raw materials to us and product to our customers.  As we expand our sour gas processing services to additional refineries, we expect these NaHS sales volumes to continue to increase.  The increased worldwide demand for copper in 2008 has contributed to the increased demand for NaHS by mining customers in both the United States and South America.

The largest input to processing of the sour gas streams that result in NaHS is caustic soda.  We also market caustic soda and sulfidic caustic not used for our processing.  During the third quarter of 2008, our sales price for caustic soda was $695 per DST, an increase of $164 per DST over the market price in the second quarter of 2008.  We have generally been successful in increasing the sales price of NaHS to compensate for increases in caustic soda prices and maintaining or expanding the contribution of NaHS sales to our segment margin.

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

Sales Mcf per Day

Third Quarter 2007	85,705
Fourth Quarter 2007	80,667
First Quarter 2008	73,062
Second Quarter 2008	79,968
Third Quarter 2008	83,816

Operating Results - Operating results from our industrial gases segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues from CO2 sales	$4,792	$4,373	$13,112	$11,816
CO2 transportation and other costs	(1,503)	(1,502)	(4,166)	(3,927)
Equity in (losses) earnings of joint ventures	216	361	378	915
Segment margin	$3,505	$3,232	$9,324	$8,804

Volumes per day:
CO2 sales - Mcf	83,816	85,705	78,967	76,035

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The increase in margin from the industrial gases segment between the two quarterly periods was the result of an increase in the average sales price of CO2 to our customers.   Variations in the volumes sold among contracts with different pricing terms combined with inflation adjustment factors in the sales contracts resulted in the average sales price of the CO2 increasing $0.07 per Mcf, or 12%.  Volumes declined in total, with customers with contractually higher pricing terms increasing volumes purchased and volumes sold under lower priced contracts decreasing.

The increased volumes and the inflation adjustment to the rate we pay Denbury to transport the CO2 to our customers resulted in greater CO2 transportation costs in the third quarter of 2008 when compared to the 2007 quarter.  The transportation rate increase between the two quarters was 4.3%.

Our share of the operating income from our equity investees, T&P Syngas and Sandhill was $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2008 and 2007.  We received cash distributions from the joint ventures totaling $0.6 million during the quarter.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

For the nine month periods, our industrial gases segment margin increased by $0.5 million.  CO2 sales revenues, net of transportation costs, increased $1.0 million and our share of the equity in the earnings of joint ventures decreased by $0.5 million.  CO2 sales volumes increased by 2,932 Mcf per day; the average sales price per Mcf increased by $0.04; and the average transportation rate per Mcf increased by $0.01.  Although equity in our joint ventures declined, the decrease was due to non-cash charges, and distributions to us during the nine-month period in 2008 were $1.9 million, an increase of $0.2 million over the distributions in the same period of 2007.  Due to maintenance that is expected to occur in late 2008 and early 2009, we expect the distributions to us from our equity investees in 2009 to be approximately half of the 2008 levels.

Additional discussion of our joint ventures is included in Note 8 of the Notes to the Unaudited Consolidated Financial Statements.

Supply and Logistics Segment

Operating results from our supply and logistics segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Supply and logistics revenue	$556,396	$317,653	$1,555,991	$691,220
Crude oil and products costs	(521,779)	(304,129)	(1,471,254)	(665,939)
Operating costs	(20,927)	(8,564)	(55,294)	(17,295)
Segment margin	$13,690	$4,960	$29,443	$7,986

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

The 2008 third quarter includes three complete months of the operations acquired from the Davison family as compared to two months in 2007.  We also acquired the inland marine transportation operations of Grifco in the third quarter of 2008.  The effects on the change in segment margin from not having these operations in both periods accounts for approximately $3.7 million of the $8.7 million increase in segment margin between the two periods.  See additional discussion of the factors that influence the operations acquired from the Davison family below in the year-to-date comparison.

Segment margin for the third quarter of 2008 includes a mark-to-market unrealized gain under SFAS 133 of approximately $0.9 million as compared to a loss of approximately $0.7 million for third quarter of 2007.  The mark-to-market gain in the 2008 period was caused by the decline in crude oil market prices in the third quarter of 2008.  In the third quarter of 2007, prices increased resulting in a mark-to-market loss.  This gain and loss are primarily related to risk management strategies for which we currently do not receive hedge accounting due to various factors including that the required documentation is extensive and some amount of ineffectiveness is likely.  These gains and losses are generally offset by future or current physical positions that do not receive mark-to market treatment because they qualify for the normal purchase and sale exception under SFAS 133.  As the physical positions are realized through purchase or sale of crude oil or petroleum products, we will recognize the offsetting position.  In total the difference in this mark-to-market gain and loss accounted for $1.6 million of the variation in segment margin between the quarterly periods.  See Note 15 to the Consolidated Financial Statements for discussion of our hedging activities.

Volumes of crude oil and petroleum products sold in the third quarter of 2008 were approximately 54,000 barrels per day.  The types of petroleum products sold in a period impact the contribution of these volumes to segment margin.  In 2008, we have focused our petroleum products marketing efforts on products that efficiently utilize the combination of our trucking capacity, our crude oil and petroleum products terminals and our access to marine transportation through the Grifco acquisition.  These efforts contributed most of the additional margin in the period.

Offsetting the increase in segment margin is an increase in the costs to operate our equipment utilized in our supply and logistics activities.  Our tractor-trailers travel over 6 million miles quarterly.  Between the third quarter of 2008 and 2007, we have seen an increase in diesel fuel prices of approximately 50%, equating to an increase in the costs to operate our fleet of approximately $1.1 million.  Through fuel adjustment charges put in place in many contracts during the second quarter of 2008, we have been able to recoup the effects on segment margin that these increases might have otherwise had.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

The portions of our supply and logistics operations acquired in the Davison transaction added approximately $19.8 million to our supply and logistics segment margin for the nine months ended September 30, 2008.  Our historic crude oil operations provided an increase to supply and logistics segment margin of $8.1 million and the barge operations added in July 2008 added $1.5 million, for total segment margin of $29.4 million.

As we only owned the operations acquired from the Davison family for two of the nine months in 2007, a meaningful comparison between the two periods cannot be made.  Changes that we have made to this business in 2008 had a significant impact by focusing on products and operations that contribute the largest possible margin and utilize our asset base.  In the three quarters of 2008, we have seen an improvement in segment margin from these operations from $3.6 million in the first quarter to $7.0 million in the second quarter to $9.2 million in the third quarter.

Significant factors affecting the operations of the Davison assets include the availability of products for our use in blending to a quality that meets the requirements of our customers and the costs of the transportation services we provide.  A key factor influencing our transportation services is the price of diesel for operating our trucks.  We use over 900,000 gallons of diesel fuel per quarter.  While we include fuel price adjustments in the pricing for many of our transportation services to third parties, we can experience timing differences between when we pay higher prices for the fuel and when we are able to pass that cost through to our customers.

The significant improvement in the segment margin contribution between the quarters was primarily a result of an improvement in the availability of products for blending and an improvement in the ability of river barges to access our terminals and product supplies for our customers.  We utilize our terminal assets to maximize our refined products activities.  Because of river flooding on the Red River and other rivers connected to the Mississippi River system during the first quarter of 2008, our customers were limited in their ability to access our product supply.  In the second quarter of 2008, river levels returned to normal and barge loading became more consistent.  Our access to barges and declining diesel prices in the third quarter of 2008 contributed the additional segment margin in the third quarter.

Results from our historic crude oil operations improved by $3.1 million between the nine month periods.  Grade differentials related to the chemical composition of the crude oil and the desire in the market for that grade of crude oil create fluctuations in the differentials that can affect the margin we make on our crude oil transactions.  Between the nine month periods, those opportunities added $5.4 million to segment margin, which was offset by a $2.3 million increase in field operating costs in our crude oil operations.  Fuel costs increased over $1.4 million, personnel costs increased $0.3 million, regulatory compliance testing and maintenance at our Port Hudson facility increased $0.6 million and other repair and maintenance cost increased $0.5 million, but a decrease in the expense related to our stock appreciation rights plan offset $0.9 million of that difference. The remaining increase in costs of $0.4 million was attributable to numerous factors.

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

We use derivatives as an effective element of our risk management strategy that, while not always meeting accounting requirements to be treated as hedges for financial reporting, help reduce our exposure to market price fluctuations.  The use of derivatives is limited to managing or effecting balanced purchase and sales or otherwise managing commodity risk with respect to physical inventory.  As discussed in Note 15, for financial accounting and reporting purposes, these derivative instruments that are not treated as hedges are reflected in our Unaudited Consolidated Balance Sheets at fair value and changes in fair value are reflected in our earnings. These derivative instruments consist almost exclusively of futures and options contracts on the New York Mercantile Exchange (NYMEX) financial market.

Like any participant in the commodities markets, we post margin or receive margin related to our hedging instruments on a daily basis, depending on the fluctuations in the prices of the commodities underlying the hedging instruments.  At September 30, 2008 and October 31, 2008, our margin balance requirement including initial margin requirements totaled less than $1.5 million.  During the past year while we have owned the Davison assets, our margin requirement has not exceeded $1.5 million.

Additionally, we regularly review the credit standing of our customers.  When circumstances warrant, we will require our customers to provide us with credit support in the form of letters of credit, prepayments or right of offset.  The majority of the accounts receivable reflected on our consolidated balance sheets relate to our crude oil operations.  Those accounts receivable settle monthly and collection delays generally relate only to discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered.  Accounts receivable in our fuel procurement business also settle within 30 days of delivery.  Approximately 80% of the $202.1 million aggregate receivables on our consolidated balance sheet at September 30, 2008 relate to our crude oil and fuel procurement businesses.

Other Costs, Interest, and Income Taxes

General and administrative expenses.  General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Expenses excluding bonus expense and effects of stock appreciation rights plan	$8,422	$5,212	$24,151	$10,401
Bonus plan expense	1,416	315	3,863	1,194
Stock appreciation rights plan (credit) expense	(599)	(803)	(1,085)	2,057
Total general and administrative expenses	$9,239	$4,724	$26,929	$13,652

Between the third quarter periods, general and administrative expenses increased by $4.5 million.  Several factors contributed to this increase.  These factors are:

-
We acquired the Davison business at the end of July in 2007.  As a result, the third quarter of 2007 only included two months of expense related to the administrative personnel at the Davison locations.  This difference resulted in an increase in 2008 third quarter expense as compared to 2007 of $1.3 million, however average monthly expense was consistent between the two periods.

-	We acquired DG Marine in July 2008. The general and administrative expense related to this operation was $0.5 million in the third quarter of 2008.

-	Professional services fees increased $0.9 million between the two periods as a result of more complex legal, financial accounting and tax matters to be addressed.

-	Bonus plan expense increase $1.0 million between the two quarters as a result of the additional personnel covered by the plan and improved performance of the partnership.

-	The credit to expense in the third quarter related to our stock appreciation rights plan was $0.2 million less in the 2008 period.

-
The remaining $0.6 million increase in expense was related to several items including increased personnel costs at the corporate offices, increased travel costs and costs related to moving to new corporate offices.

For the nine-month periods, general and administrative expenses increased $13.3 million for many of the same factors.  The difference in general and administrative expenses related to the Davison locations between the periods was $6.6 million.  Bonus plan expense was $2.7 million more.  DG Marine general and administrative expenses accounted for $0.5 million.  Professional services fees accounted for $5.0 million of the increase.  Costs related to personnel in the headquarters office, travel costs and other administrative expenses accounted for $1.6 million of the increase.  Offsetting these increases was a decline in the expense for our stock appreciation rights plan of $3.1 million.

Depreciation and amortization expense. Depreciation and amortization expense increased in the third quarter and nine-month periods primarily as a result of the depreciation and amortization expense recognized on the fixed and intangible assets acquired in the Davison, Port Hudson and Grifco acquisitions.  Depreciation and amortization totaled $18.1 million for the third quarter and $51.6 million for the nine months.

The intangibles acquired in the Davison and Grifco acquisitions are being amortized over the period during which the intangible asset is expected to contribute to our future cash flows.  As intangible assets such as customer relationships and trade names are generally more valuable in the first years after an acquisition, the amortization we will record on these assets will be greater in the initial years after the acquisition.  As a result, we expect to record significantly more amortization expense related to our intangible assets in 2008 through 2010 than in subsequent years. See Note 7 to the Unaudited Consolidated Financial Statements for information on the amount of amortization we expect to record in each of the next five years.

Interest expense, net.

Interest expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest expense, including commitment fees	$3,516	$4,728	$7,229	$5,226
Capitalized interest	(47)	(27)	(148)	(33)
Amortization of facility fees	167	141	497	274
Interest expense, facility fees and commitment fees - DG Marine	965	-	965	-
Interest income	(118)	(141)	(352)	(219)
Net interest expense	$4,483	$4,701	$8,191	$5,248

The Davison acquisition was partially financed with borrowings under our credit facility beginning on July 25, 2007.  In December 2007, we reduced our debt with an equity offering.  On May 30, 2008, we increased our debt to fund the drop-down transactions.  As a result of these debt changes, our average outstanding debt balance increased $103.0 million over the average outstanding debt balance in the third quarter of 2007.  The average interest rate on our debt, however, was 3.8% lower during the 2008 quarter, resulting in an overall decrease for the quarter for interest on our credit facility of $1.2 million.  DG Marine incurred interest expense in the third quarter of $0.8 million under its credit facility   Additionally DG Marine recorded accretion of discount on the payment to be made to Grifco upon successful launch of the barges under construction.  (See Note 3 to the Unaudited Consolidated Financial Statements.)  The net effect of these changes was a decrease in net interest expense between the third quarter periods of $0.2 million.  For the nine month periods, average outstanding debt under our credit facility was $109.7 million greater in the 2008 period and our average interest rate was 3.5% less.  When combined with the interest on the DG Marine credit facility and the accretion of the discount on the payment to be made to Grifco, net interest expense for the nine month periods increased $2.9 million.

Income taxes.

A small portion of the operations we acquired in the Davison transaction are owned by wholly-owned corporate subsidiaries that are taxable as corporations.  As a result, the income tax expense we record relates only to the operations of those corporations, and will vary from period to period as a percentage of our income before taxes based on the percentage of our income or loss that is derived from those corporations.  In the 2008 third quarter and nine-month periods, we recorded an income tax benefit related to the operations of those corporations.

Acquisitions in 2008

Investment in DG Marine Transportation, LLC

On July 18, 2008, we completed the acquisition of the inland marine transportation business of Grifco Transportation, Ltd. (“Grifco”) and two of Grifco’s affiliates through a joint venture with TD Marine, LLC, an entity formed by members of the Davison family.  (See discussion below on the acquisition of the Davison family businesses in 2007.). TD Marine owns (indirectly) a 51% economic interest in the joint venture,  DG Marine, and we own (directly and indirectly) a 49% economic interest.  This acquisition gives us the capability to provide transportation services of petroleum products by barge and complements our other supply and logistics operations.

Grifco received initial purchase consideration of approximately $80 million, comprised of $63.3 million in cash and $16.7 million, or 837,690 of our common units.  A portion of the units are subject to certain lock-up restrictions. DG Marine acquired substantially all of Grifco’s assets, including twelve barges, seven push boats, certain commercial agreements, and offices ..  Additionally, DG Marine and/or  its subsidiaries acquired the rights, and assumed the obligations, to take delivery of four new barges in late third quarter of 2008 and four additional new barges early in first quarter of 2009 (at a total price of approximately $27 million). Upon delivery of the eight new barges, the acquisition of three additional push boats (at an estimated cost of approximately $6 million), and after placing the barges and push boats into commercial operations, DG Marine will be obligated to pay additional purchase consideration of up to $12 million.   The estimated discounted present value of that $12 million obligation is included in current liabilities in our consolidated balance sheets.  At September 30, 2008, DG Marine had taken delivery of four of the new barges.

The Grifco acquisition and related closing costs were funded with $50 million of aggregate equity contributions from us and TD Marine, in proportion to our ownership percentages, and with borrowings of $32.4 million under a revolving credit facility which is non-recourse to us and TD Marine (other than with respect to our  investments in DG Marine).  Although DG Marine’s debt is non-recourse to us, our ownership interest in DG Marine is pledged to secure its indebtedness. We funded our $24.5 million equity contribution with $7.8 million of cash and 837,690 of our common units, valued at $19.896 per unit, for a total value of $16.7 million.  At closing, we also redeemed 837,690 of our common units from the Davison family. The total number of our outstanding common units did not change as a result of that investment.

Drop-down Transactions

We completed two “drop-down” transactions with Denbury in 2008 involving two of their existing CO2 pipelines - the NEJD and Free State CO2 pipelines. We paid for these pipeline assets with $225 million in cash and 1,199,041 common units valued at $25 million based on the average closing price of our units for the five trading days surrounding the closing date of the transaction. We expect to receive approximately $30 million per annum, in the aggregate, under the lease agreement for the NEJD pipeline and the Free State pipeline transportation services agreement.  Future payments for the NEJD pipeline are fixed at $20.7 million per year during the term of the financing lease, and the payments related to the Free State pipeline are dependent on the volumes of CO2 transported therein, with a minimum monthly payment of $0.1 million.

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

Liquidity and Capital Resources

Capital Resources/Sources of Cash

We anticipate that cash generated from our operations will be the primary source of cash used to fund our distributions and our maintenance capital expenditures.  For the nine months ended September 30, 2008, cash generated from our operations was $56.2 million.  We periodically utilize our existing credit facility to fund working capital needs.  We also expect to utilize our existing credit facility to fund internal growth projects.   Our credit facility has a maximum facility amount of $500 million, of which up to $100 million may be used for letters of credit.  The borrowing base under the facility at September 30, 2008 exceeds $500million, and is recalculated quarterly and at the time of acquisitions (however amounts committed by the lenders total $500 million).  At September 30, 2008, our remaining availability under the credit facility was $150.3 million and we had approximately $22 million of cash on hand.

In the last two years, we have adopted a growth strategy that has dramatically increased our cash requirements.  Our existing credit facility and cash on hand give us approximately $170 million of growth capital.  To the extent any of our possible growth initiatives requires a greater amount of capital, we would have to access new sources of capital, including public and private debt and equity markets.  Current conditions in the capital markets for debt and equity may make the terms related to the cost of credit or equity prohibitive in relation to the economics of an acquisition.  Additionally, availability of capital may be limited while financial institutions and investors assess their liquidity positions.  Accordingly, no assurance can be made that we will be able to raise the necessary funds on satisfactory terms to execute our growth strategy.  If we are unable to raise the necessary funds, we may be required to defer our growth plans until such time as funds become available.

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

At September 30, 2008, DG Marine was not in technical compliance with the leverage ratio or interest coverage ratio in its credit facility, primarily due to timing of costs related to the start-up of operations as a new entity and the acquisition of new vessels, and the effects of hurricanes on operations.  Based on the nature of the issues resulting in such non-compliance and based on discussions with each of the banks comprising its lending syndicate, the management of DG Marine currently believes DG Marine’s lenders will agree to a waiver of the non-compliance and to an amendment to its credit facility to adjust those ratios, the terms of which are still to be determined, but which will result in DG Marine being in full compliance with the terms of its credit agreement.  DG Marine’s management does not believe such non-compliance will materially and adversely affect its operations or financial condition; however, until that joint venture complies with the terms of its credit agreement, we will classify its outstanding debt as a current liability on our balance sheet.

We are monitoring the credit crisis, declining oil and petroleum products prices and a weakening economic outlook to determine the extent of the impact on our business environment.  A weakening in demand in the United States for fuel may impact refiners to whom we sell crude oil and may reduce the availability of petroleum products for our marketing activities if refiners reduce levels.  Additionally reduced demand for copper, paper and pulp products and leather could reduce demand by producers of these goods for the NaHS used in their processes.

Uses of Cash

Our cash requirements include funding day-to-day operations, maintenance and expansion capital projects, debt service, refinancings, and distributions on our common units and other equity interests.  We expect to use cash flows from operating activities to fund cash distributions and maintenance capital expenditures needed to sustain existing operations.  Future expansion capital – acquisitions or capital projects – may require additional funding through various financing arrangements, as more particularly described under “Liquidity and Capital Resources – Capital Resources/Sources of Cash” above.

Operating.  Our operating cash flows are affected significantly by changes in items of working capital.  In the first nine months our cash flow provided by operating activities was approximately $56.2 million, resulting from cash generated by our recurring operations, an increase in inventory and the timing of payments from customers and vendors.

Investing.  We utilized some of our cash flow for capital expenditures and other investing activities.  We paid $324.5 million for capital expenditures, the inland marine transportation assets of Grifco and the CO2 pipeline transactions and received $0.6 million from the sale of surplus assets.  We received distributions of $0.9 million from our T&P Syngas joint venture that exceeded our share of the earnings of T&P Syngas during the first nine months of 2008.  We also invested an additional $3.0 million in other investments.

Financing.  Net cash of $280.3 million was provided by financing activities.  Our net borrowings under our credit facility were $263.2 million, primarily as a result of the $225 million borrowed to fund the drop-down transactions with Denbury and $24.5 million borrowed for our investment in DG Marine and redemption of common units from the Davison family. DG Marine’s net borrowings under its credit facility were $48.2 million, which was used to fund the acquisition of the Grifco assets, and to acquire new boats and barges and fund working capital.  Our partner in the DG Marine joint venture also contributed $25.5 million to fund its equity investment in DG Marine.  DG Marine utilized cash to fund credit facility fees totaling $2.3 million.  We paid distributions totaling $36.8 million to our limited partners and our general partner during the nine month period, redeemed $16.7 million of units from the Davison family and utilized $0.9 million from other financing activities.

Capital Expenditures.  A summary of our capital expenditures, in the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Capital expenditures for asset purchases:
DG Marine acquisition	91,096
Free State Pipeline acquisition	75,000	-
Total asset purchases	166,096	-

Capital expenditures for property, plant and equipment:
Maintenance capital expenditures:
Pipeline transportation assets	463	2,177
Supply and logistics assets	571	348
Refinery services assets	856	269
Administrative and other assets	1,077	48
Total maintenance capital expenditures	2,967	2,842

Growth capital expenditures:
Pipeline transportation assets	5,463	188
Supply and logistics assets	18,831	186
Refinery services assets	1,844	284
Total growth capital expenditures	26,138	658
Total	29,105	3,500

Capital expenditures attributable to unconsolidated affiliates:
Faustina project	2,210	552
Total	2,210	552
Total capital expenditures	$197,411	$4,052

During the remainder of 2008, we expect to expend approximately $0.5 million for maintenance capital projects in progress or planned.  Those expenditures are expected to include approximately $0.1 million of improvements in our refinery services business, $0.2 million in our crude oil pipeline operations, and the remainder on projects related to our truck transportation and information technology areas.  Most of our truck fleet is less than three years old, so we do not anticipate making any significant expenditures for vehicles in 2009; however, in future years we expect to spend $4 million to $5 million per year on vehicle replacements.  Based on the information available to us at this time, we do not anticipate that future capital expenditures for compliance with regulatory requirements will be material.

In the first quarter of 2009, we expect to complete construction of an expansion of our existing Jay System that will extend the pipeline to producers operating in southern Alabama.  That expansion will consist of approximately 33 miles of pipeline and gathering connections to approximately 35 wells and will include storage capacity of 20,000 barrels.  We expect to spend a total of approximately $10.3 million on this project, of which $1.3 million remains to be spent at September 30, 2008.  Our refinery services segment has expended approximately $1.7 million on a project expected to be completed in the fourth quarter of 2008 to expand its operations to an additional refinery.  We also increased our base level of crude oil inventory by $4.3 million related to our Port Hudson facility, which is included in fixed assets.  This is the level of inventory needed to ensure efficient and uninterrupted operations of the facility.

Our capital expenditure budget for 2009 is not completed, however we expect it to include the completion of the Jay System expansion and an expansion of our refinery services segment operations to an additional refiner.  These two expenditures are expected to total approximately $25 million.

DG Marine will complete the acquisition of four additional barges and two push boats in the fourth quarter of 2008 and first quarter of 2009.  Those expenditures will be funded under DG Marine’s credit facility.

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

Distribution For	Date Paid	Per Unit Amount	Limited Partner Interests Amount		General Partner Interest Amount	General Partner Incentive Distribution Amount	Total Amount

Second quarter 2007	August 2007	$0.2300	$3,170	(1)	$65	$-	$3,235	(1)
Third quarter 2007	November 2007	$0.2700	$7,646		$156	$90	$7,892
Fourth quarter 2007	February 2008	$0.2850	$10,903		$222	$245	$11,370
First quarter 2008	May 2008	$0.3000	$11,476		$234	$429	$12,139
Second quarter 2008	August 2008	$0.3150	$12,427		$254	$633	$13,314
Third quarter 2008	November 2008(2)	$0.3225	$12,723		$260	$728	$13,711

(1)  The distribution paid on August 14, 2007 to holders of our common units is net of the amounts payable with respect to the common units issued in connection with the Davison transaction.  The Davison unitholders and our general partner waived their rights to receive such distributions, instead receiving purchase price adjustments with us.

(2)  This distribution will be paid on November 14, 2008 to the general partner and unitholders of record as of November 4, 2008.

See Notes 9 and 10 of the Notes to the Unaudited Consolidated Financial Statements.

Commitments and Off-Balance-Sheet Arrangements

Contractual Obligations and Commercial Commitments

In addition to the credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil.  The table below summarizes our obligations and commitments at September 30, 2008 (in thousands).

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total

Contractual Obligations:
Long-term debt (1)	$48,200	$-	$343,200	$-	$391,400
Estimated interest payable on long-term debt (2)	21,164	42,475	2,327	-	65,966
Operating lease obligations	5,725	8,217	4,618	11,061	29,621
Capital expansion projects (3)	17,727	-	-	-	17,727
Unconditional purchase obligations (4)	137,421	32,800	2,571	-	172,792
Remaining purchase obligation to Grifco(5)	6,000	6,000			12,000

Other Cash Commitments:
Asset retirement obligations (6)	100			3,656	3,756
FIN 48 tax liabilities (7)	1,680	-	-	-	1,680
Total	$238,017	$89,492	$352,716	$14,717	$694,942

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date in 2011. DG Marine’s credit facility is reflected in the Less than one year column due to the covenant non-compliance discussed in Note 9 to the Unaudited Consolidated Financial Statements.

(2)
Interest on portions of our long-term debt is at market-based rates. A portion of the DG Marine debt has been hedged such that rates are fixed through July 2011.  The amount shown for interest payments represents the amount that would be paid if the debt outstanding at September 30, 2008 remained outstanding through the final maturity date of the credit facility, and interest rates remained at the September 30, 2008 market levels through November 15, 2011 for debt with floating rates.  Interest rates that have been fixed are applied to that portion of the debt through the maturity of the interest rate swaps.

(3)	We have signed commitments to expand our Jay pipeline system and to construct four new barges. See “Capital Expenditures” above.
(4)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms.  Contracts to purchase crude oil and petroleum products are generally at market-based prices.  For purposes of this table, estimated volumes and market prices at September 30, 2008, were used to value those obligations.  The actual physical volumes and settlement prices may vary from the assumptions used in the table.  Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(5)	DG Marine will pay Grifco $12 million after delivery of new barges and boats. See Note 3 to the Unaudited Consolidated Financial Statements.
(6)	Represents the estimated future asset retirement obligations on an undiscounted basis. The present discounted asset retirement obligation is $1.2 million, as determined under FIN 47 and SFAS 143.
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

We have guaranteed 50% of the $3.3 million debt obligation to a bank of Sandhill; however, we believe we are not likely to be required to perform under this guarantee as Sandhill is expected to make all required payments under the debt obligation.

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

•	throughput levels and rates;

•	changes in, or challenges to, our tariff rates;

•	our ability to successfully identify and consummate strategic acquisitions, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

•	service interruptions in our liquids transportation systems, natural gas transportation systems or natural gas gathering and processing operations;

•	shutdowns or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, natural gas, or other products or to whom we sell such products;

•	changes in laws or regulations to which we are subject;

•	our inability to borrow or otherwise access funds needed for operations, expansions, or capital expenditures as a result of existing debt agreements that contain restrictive financial covenants;

•	loss of key personnel;

•	the effects of competition, in particular, by other pipeline systems;

•	hazards and operating risks that may not be covered fully by insurance;

•	risks and changes in the barge transportation industry;

•	the condition of the capital markets in the United States;

•	loss of key customers;

•	the political and economic stability of the oil producing nations of the world; and

•	general economic conditions, including rates of inflation and interest rates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, primarily related to volatility in crude oil and petroleum products prices, NaHS and NaOH prices, and interest rates. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the segment margin we receive.  We do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes, as these activities could expose us to significant losses.

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

We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed.  All of our open commodity price risk derivatives at September 30, 2008 were categorized as non-trading. On September 30, 2008, we had entered into NYMEX future contracts that settled during October 2008 and NYMEX options contracts that settled during October and November 2008.  Although the intent of our commodity risk-management activities is to hedge our margin, none of our derivative positions at September 30, 2008 qualified for hedge accounting.

The table below presents information about our open commodity derivative contracts at September 30, 2008.  Notional amounts in barrels, the weighted average contract price, total contract amount, and total fair value amount in U.S. dollars of our open positions are presented below.  Fair values were determined by using the notional amount in barrels multiplied by the September 30, 2008 quoted market prices on the NYMEX.  All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

This accounting treatment is discussed further under Note 2  “Summary of Significant Accounting Policies” of our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.  Also see Notes 15 and 18 to the Unaudited Consolidated Financial Statements for additional information on our derivative transactions and fair value measurements of those derivatives.

	Sell (Short) Contracts	Buy (Long) Contracts

Futures Contracts:

Crude Oil:
Contract volumes (1,000 bbls)	140	40
Weighted average price per bbl	$103.89	$102.06

Contract value (in thousands)	$14,545	4,083
Mark-to-market change (in thousands)	(455)	(57)
Market settlement value (in thousands)	$14,090	$4,026

Heating Oil:
Contract volumes (1,000 bbls)	20	-
Weighted average price per gal	$3.01	$-

Contract value (in thousands)	$2,531	-
Mark-to-market change (in thousands)	(99)	-
Market settlement value (in thousands)	$2,432	$-

Natural Gas:
Contract volumes (10,000 mmBtus)		5
Weighted average price per mmBtu	$-	$7.86

Contract value (in thousands)	$-	393
Mark-to-market change (in thousands)	-	(21)
Market settlement value (in thousands)	$-	$372

NYMEX Option Contracts:

Crude Oil- Written Calls
Contract volumes (1,000 bbls)	10
Weighted average premium received	$2.72

Contract value (in thousands)	$27
Mark-to-market change (in thousands)	(7)
Market settlement value (in thousands)	$20

Heating Oil-Written Calls
Contract volumes (1,000 bbls)	50
Weighted average premium received	$10.14

Contract value (in thousands)	$213
Mark-to-market change (in thousands)	(37)
Market settlement value (in thousands)	$176

We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.

We are also exposed to market risks due to the floating interest rates on our credit facility and the DG Marine credit facility.  Our debt bears interest at the LIBOR Rate or Prime Rate, at our option, plus the applicable margin.  We have not, historically hedged our interest rates.  We hedged a portion of the debt of DG Marine through July 2011.  On September 30, 2008, we had $343.2 million of debt outstanding under our credit facility and $48.2 million outstanding under the DG Marine credit facility.

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

We excluded the operations acquired in the Davison Acquisition from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 31, 2007.  A summary of the reasons for this exclusion is under Item 9A of our 2007 Annual Report on Form 10-K.  The operations acquired in the Davison Acquisition will be included in our evaluation and report on internal controls over financial reporting as of December 31, 2008.

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

-
being subject to the Jones Act and other federal laws that restrict U.S. maritime transportation to vessels built and registered in the U.S. and owned and manned by U.S. citizens, with any failure to comply with such laws potentially resulting in severe penalties, including permanent loss of U.S. coastwise trading rights, fines or forfeiture of vessels;

-	relying on a limited number of customers;

-	having primarily short-term charters which DG Marine may be unable to renew as they expire; and

-	competing against businesses with greater financial resources and larger operating crews than DG Marine.

In addition, like our other operations, DG Marine’s refined products transportation business is an integral part of the energy industry infrastructure, which increases our exposure to declines in demand for refined petroleum products or decreases in U.S. refining activity.

Due to recent disruptions in credit markets and concerns about economic growth, we also believe that the following risk factor is relevant for our operations and liquidity.

Economic developments in the United States and worldwide in credit markets and concerns about economic growth could impact our operations and materially reduce our profitability and cash flows.

Recent disruptions in the credit markets and concerns about local and global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which have contributed to a decline in our unit price and corresponding market capitalization.  Further unit price or commodity price decreases in the fourth quarter could affect the fair value of our long-lived assets and result in impairment charges.  At September 30, 2008, we had $325 million of goodwill recorded in conjunction with the Davison and Port Hudson acquisitions.

Likewise, the capital and credit markets have become increasingly volatile as a result of adverse conditions.  If the credit markets continue to experience volatility and the availability of funds remains limited, we may experience difficulties in accessing capital for significant growth projects or acquisitions which could adversely affect our strategic plans.  Additionally many of our customers are impacted by the weakening economic outlook and declining commodity prices in a manner that could influence the need for our products and services.

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

Additionally, on July 18, 2008, we issued 837,690 of our common units to Grifco.   Those units were issued at a value of $19.896 per unit, for a total value of $16.7 million as a portion of the consideration for our investment in DG Marine, which acquired the inland marine transportation business of Grifco.  That issuance of common units by us was completed on July 18, 2008 and was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  After giving effect to the issuance and redemption described above, we did not experience a change in the number of common units outstanding.

See Note 3 and 14 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

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

10.5
Contribution and Sale Agreement by and Among Grifco Transportation, Ltd., Grifco Transportation Two, Ltd., and Shore Thing, Ltd. and Genesis Marine Investments, LLC and Genesis Energy, L.P. and TD Marine, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 22, 2008)

10.6
Omnibus Agreement dated as of June 11, 2008 by and among TD Marine, LLC, James E. Davison, Steven K. Davison, Todd A Davison and Genesis Energy, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K dated July 22, 2008)

10.7
First Amendment to First Amended and Restated Credit Agreement dated as of July 18, 2008, among Genesis Crude Oil, L.P., Genesis Energy, L.P. and the lenders party thereto, Fortis Capital Corp. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K dated July 22, 2008)

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)
	By:	GENESIS ENERGY, INC., as General Partner

Date: November 10 2008	By:	/s/ Robert V. Deere
Robert V. Deere Chief Financial Officer