Form 10-Q
period 2011-03-31
GENESIS ENERGY LP
filed 2011-05-10
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Class A Common Units outstanding as of May 9, 2011:  64,575,065

GENESIS ENERGY, L.P.

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,155	$5,762
Accounts receivable - trade, net	268,090	171,550
Inventories	35,559	55,428
Other	20,991	19,798
Total current assets	328,795	252,538

FIXED ASSETS, at cost	374,479	373,339
Less: Accumulated depreciation	(114,120)	(108,283)
Net fixed assets	260,359	265,056

NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	167,225	168,438
EQUITY INVESTEES	340,325	343,434
INTANGIBLE ASSETS, net of amortization	115,394	120,175
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	30,506	32,048
TOTAL ASSETS	$1,567,650	$1,506,735

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$217,336	$165,978
Accrued liabilities	39,869	40,736
Total current liabilities	257,205	206,714

SENIOR SECURED CREDIT FACILITIES	389,500	360,000
SENIOR UNSECURED NOTES	250,000	250,000
DEFERRED TAX LIABILITIES	14,854	15,193
OTHER LONG-TERM LIABILITIES	5,643	5,564
COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS’ CAPITAL:
Common unitholders, 64,615 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively	650,448	669,264
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,567,650	$1,506,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Supply and logistics	$627,797	$423,371
Refinery services	47,546	29,502
Pipeline transportation services	14,455	13,658
Total revenues	689,798	466,531

COSTS AND EXPENSES:
Supply and logistics costs:
Product costs	597,139	392,191
Operating costs	24,225	23,866
Refinery services operating costs	29,586	16,227
Pipeline transportation operating costs	4,070	4,429
General and administrative	8,054	6,294
Depreciation and amortization	13,903	13,406
Net (gain) loss on disposal of surplus assets	(11)	80
Total costs and expenses	676,966	456,493

OPERATING INCOME	12,832	10,038
Equity in earnings of equity investees	3,197	182
Interest expense	(8,699)	(3,204)
Income before income taxes	7,330	7,016
Income tax expense	(300)	(691)

NET INCOME	7,030	6,325

Net loss attributable to noncontrolling interests	—	560
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$7,030	$6,885

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P. PER COMMON UNIT:
Basic and Diluted	$0.11	$0.06

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	64,615	39,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2011	2010

Net income	$7,030	$6,325
Change in fair value of derivatives:
Current period reclassification to earnings	—	280
Changes in derivative financial instruments - interest rate swaps	—	(204)
Comprehensive income	7,030	6,401
Comprehensive loss attributable to noncontrolling interests	—	522
Comprehensive income attributable to Genesis Energy, L.P.	$7,030	$6,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Partners’ Capital
	Number of Common Units	Common Unitholders

Partners’ capital, January 1, 2011	64,615	$669,264
Net income	—	7,030
Cash distributions	—	(25,846)
Partners’ capital, March 31, 2011	64,615	$650,448

	Partners’ Capital
	Number of Common Units	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Capital

Partners’ capital, January 1, 2010	39,488	$585,554	$11,152	$(829)	$23,056	$618,933
Comprehensive income:
Net income	—	2,814	4,071	—	(560)	6,325
Interest rate swap loss reclassified to interest expense	—	—	—	138	142	280
Interest rate swap loss	—	—	—	(100)	(104)	(204)
Cash contributions	—	—	37	—	—	37
Cash distributions	—	(14,251)	(2,328)	—	(2)	(16,581)
Contribution for executive compensation	—	—	(1,977)	—	—	(1,977)
Unit based compensation expense	98	20	—	—	—	20
Partners’ capital, March 31, 2010	39,586	$574,137	$10,955	$(791)	$22,532	$606,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,030	$6,325
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	13,903	13,406
Amortization and write-off of credit facility issuance costs	655	455
Amortization of unearned income and initial direct costs on direct financing leases	(4,349)	(4,449)
Payments received under direct financing leases	5,462	5,464
Equity in earnings of investments in equity investees	(3,197)	(182)
Cash distributions of earnings of equity investees	4,217	702
Non-cash effect of equity-based compensation plans	(135)	243
Non-cash compensation credit	—	(1,977)
Deferred and other tax liabilities	145	186
Unrealized losses on derivative transactions	6,460	1,113
Other, net	426	164
Net changes in components of operating assets and liabilities (See Note 9)	(32,722)	(8,160)
Net cash (used in) provided by operating activities	(2,105)	13,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(5,489)	(2,299)
Cash distributions received from equity investees - return of investment	2,283	—
Investments in equity investees	(194)	—
Other, net	(20)	268
Net cash used in investing activities	(3,420)	(2,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	127,600	130,400
Bank repayments	(98,100)	(118,900)
General partner contributions	—	37
Noncontrolling interests contributions, net of distributions	—	(2)
Distributions to common unitholders	(25,846)	(14,251)
Distributions to general partner interest	—	(2,328)
Other, net	264	847
Net cash provided by (used in) financing activities	3,918	(4,197)
Net (decrease) increase in cash and cash equivalents	(1,607)	7,062
Cash and cash equivalents at beginning of period	5,762	4,148
Cash and cash equivalents at end of period	$4,155	$11,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation and Consolidation

Organization

We are a growth-oriented master limited partnership focused on the midstream segment of the oil and gas industry in the Gulf Coast area of the United States.  We conduct our operations through our operating subsidiaries and joint ventures.  We manage our businesses through three divisions:

●	Pipeline transportation of crude oil and carbon dioxide (or CO2);

●
Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and sale of the related by-product, sodium hydrosulfide (or NaHS, commonly pronounced nash);

●	Supply and logistics services, which includes terminaling, blending, storing, marketing, and transporting crude oil, petroleum products and CO2.

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

On December 28, 2010, we permanently eliminated our IDRs and converted our 2% general partner interest into a non-economic interest, which we refer to as our IDR Restructuring.   We issued Class A Units, Class B Units and Waiver Units to the former stakeholders of our general partner in exchange for the elimination of our IDRs.  See additional information on our outstanding equity in Note 6.

Basis of Presentation and Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its operating subsidiaries, Genesis Crude Oil, L.P. and Genesis NEJD Holdings, LLC, and their subsidiaries, and Genesis Energy, LLC, our general partner.  The inclusion of Genesis Energy, LLC in our Consolidated Financial Statements was effective December 28, 2010 due to our IDR Restructuring.

 Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods.  Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventories

The major components of inventories were as follows:

	March 31, 2011	December 31, 2010
Crude oil	$6,609	$6,128
Petroleum products	16,831	38,588
Caustic soda	6,792	6,309
NaHS	5,323	4,387
Other	4	16
Total inventories	$35,559	$55,428

At March 31, 2011 and December 31, 2010 market values of our inventories exceeded recorded costs.

3. Equity Investees

We are accounting for our 50% ownership in Cameron Highway Oil Pipeline Company (“Cameron Highway”) under the equity method of accounting.

The following table reflects summarized income statement information for Cameron Highway for only one period as we did not acquire our 50% equity interest in Cameron Highway until November 23, 2010.

Three Months
Ended
March 31, 2011
Revenues	$15,009
Operating Income	$8,409
Net Income	$8,419

4. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets being amortized as of:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value

Refinery services customer relationships	$94,654	$55,382	$39,272	$94,654	$53,139	$41,515
Supply and logistics customer relationships	35,430	20,882	14,548	35,430	19,981	15,449
Refinery services supplier relationships	36,469	32,133	4,336	36,469	31,476	4,993
Refinery services licensing agreements	38,678	16,709	21,969	38,678	15,786	22,892
Supply and logistics trade names - Davison and Grifco	18,888	9,442	9,446	18,888	7,530	11,358
Intangibles associated with supply and logistics lease	13,260	1,736	11,524	13,260	1,618	11,642
Other	16,169	1,870	14,299	13,776	1,450	12,326
Total	$253,548	$138,154	$115,394	$251,155	$130,980	$120,175

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

Amortization
Expense to
Year Ended December 31,	be Recorded
Remainder of 2011	$21,746
2012	$21,881
2013	$14,280
2014	$12,015
2015	$10,216

In the first quarter of 2011, we adjusted the useful lives of our supply and logistics trade names. As a result of this change in the amortization period of our assets, operating income and net income attributable to us for the first quarter of 2011 decreased $1.4 million, or $0.02 per common unit. The impact of this change on net income for the remainder of 2011 and 2012 is expected to total $4.2 million and $2.3 million, respectively, and not be material in future periods. The table of estimated future amortization expense above reflects this change.

Goodwill

The carrying amount of goodwill by business segment at both March 31, 2011 and December 31, 2010 was $301.9 million to refinery services and $23.1 million to supply and logistics.

5. Debt

As of March 31, 2011, we had $389.5 million borrowed under our senior secured credit facility, with $46 million of that amount designated as a loan under the inventory sublimit. Additionally, we had $5 million in letters of credit outstanding. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 30, 2015. The total amount available for borrowings at March 31, 2011 was $130.5 million under our credit facility.

We believe the amounts included in our balance sheet for debt outstanding under our senior secured credit facility approximate fair value as interest rates reflect current market rates. At March 31, 2011, $250 million of senior unsecured notes were outstanding, which had a fair value of approximately $251.9 million.

We were in compliance with the financial covenants contained in our credit facility and indenture as of March 31, 2011.

6. Partners’ Capital, Distributions and Net Income Per Common Unit

Partners’ Capital

At March 31, 2011 and December 31, 2010, our outstanding equity consisted of 64,575,065 Class A Units and 39,997 Class B Units. Additionally 6,949,004 Waiver Units were outstanding.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

We paid or will pay the following distributions in 2010 and 2011:

					General
			Limited	General	Partner
			Partner	Partner	Incentive
		Per Unit	Interests	Interest	Distribution	Total
Distribution For	Date Paid	Amount	Amount	Amount	Amount	Amount

Fourth quarter 2009	February 2010	$0.3600	$14,251	$291	$2,037	$16,579
First quarter 2010	May 2010	$0.3675	$14,548	$297	$2,339	$17,184
Second quarter 2010	August 2010	$0.3750	$14,845	$303	$2,642	$17,790
Third quarter 2010	November 2010	$0.3875	$15,339	$313	$3,147	$18,799
Fourth quarter 2010	February 2011	$0.4000	$25,846	$—	$—	$25,846
First quarter 2011	May 2011 (1)	$0.4075	$26,331	$—	$—	$26,331

(1) This distribution will be paid on May 13, 2011 to unitholders of record as of May 3, 2011.

Net Income Per Common Unit

 The following table sets forth the computation of basic and diluted net income per common unit.

	Three Months Ended
	March 31,
	2011	2010
Numerators for basic and diluted net income per common unit:
Income attributable to Genesis Energy, L.P.	$7,030	$6,885
Less: General partner’s incentive distribution to be paid for the period	—	(2,339)
Less: Credit for Class B Awards	—	(1,977)
Subtotal	7,030	2,569
Less: General partner 2% ownership	—	(51)
Income available for common unitholders	$7,030	$2,518

Denominator for basic and diluted per common unit:	64,615	39,548

Basic and diluted net income per common unit	$0.11	$0.06

7. Business Segment Information

We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. Our segment margin definition also excludes the non-cash effects of our stock appreciation rights compensation plan, and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and maintenance capital investment.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2011, we reorganized our operating segments as a result of a change in the way our Chief Executive Officer evaluates the performance of operations, develops strategy and allocates capital resources. The results of our CO2 marketing activities and processing of syngas through a joint venture, formerly reported in the Industrial Gases Segment, are now included in our Supply and Logistics Segment. The change in operating segments had no impact on our reportable units for goodwill purposes. The historical segment disclosures have been recast to be consistent with the current presentation. This recast also included combining revenues and costs and expenses for our industrial gases activities shown separately in our Unaudited Condensed Consolidated Statements of Operations in the 2010 period with revenues and costs and expenses for our supply and logistics activities.

	Pipeline	Refinery	Supply &
	Transportation	Services	Logistics	Total
Three Months Ended March 31, 2011
Segment margin (a)	$17,682	$17,948	$13,525	$49,155

Maintenance capital expenditures	$187	$207	$385	$779

Revenues:
External customers	$12,593	$49,583	$627,622	$689,798
Intersegment (b)	1,862	(2,037)	175	—
Total revenues of reportable segments	$14,455	$47,546	$627,797	$689,798

Three Months Ended March 31, 2010
Segment margin (a)	$10,399	$13,260	$7,006	$30,665

Maintenance capital expenditures	$56	$459	$110	$625

Revenues:
External customers	$11,412	$31,370	$423,749	$466,531
Intersegment (b)	2,246	(1,868)	(378)	—
Total revenues of reportable segments	$13,658	$29,502	$423,371	$466,531

a)	A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

INDEX
GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2011	2010

Segment margin	$49,155	$30,665
Corporate general and administrative expenses	(7,384)	(5,430)
Depreciation and amortization	(13,903)	(13,406)
Net gain (loss) on disposal of surplus assets	11	(80)
Interest expense	(8,699)	(3,204)
Non-cash expenses not included in segment margin	(7,435)	(224)
Other items excluded from income affecting segment margin	(4,415)	(1,305)
Income before income taxes	$7,330	$7,016

b)	Intersegment sales were conducted on an arm’s length basis.

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

The transactions with related parties were as follows:

	Three Months Ended
	March 31,
	2011	2010

Petroleum products sales to an affiliate of the Robertson Group	$9,721	$—
Marine operating fuel and expenses provided by an affiliate of the Robertson Group	1,040	—
Sales of CO2 to Sandhill	543	536
Petroleum products sales to Davison family businesses	242	215
Operations, general and administrative services provided by our general partner (1)	—	11,305
Truck transportation services provided to Denbury	—	182
Pipeline transportation services provided to Denbury	—	1,364
Payments received under direct financing leases from Denbury	—	5,464
Pipeline transportation income portion of direct financing lease fees from Denbury	—	1,502
Pipeline monitoring services provided to Denbury	—	10
CO2 transportation services provided by Denbury	—	373

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Our general partner became a wholly-owned subsidiary in December 2010.

Amounts due to and from Related Parties

At March 31, 2011 and December 31, 2010, an affiliate of the Robertson Group owed us $2.9 million and $1.4 million, respectively, for petroleum products purchases, and we owed the affiliate $0.4 million and $0.2 million, respectively, for marine-related costs. Sandhill owed us $0.2 million for purchases of CO2 at March 31, 2011 and December 31, 2010.

9. Supplemental Cash Flow Information

The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended
	March 31,
	2011	2010
Decrease (increase) in:
Accounts receivable	$(96,899)	$5,521
Inventories	20,211	(9,502)
Other current assets	(7,890)	(2,609)
Increase (decrease) in:
Accounts payable	51,249	1,462
Accrued liabilities	607	(3,032)
Net changes in components of operating assets and liabilities	$(32,722)	$(8,160)

Payments of interest and commitment fees were $3.1 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, we had incurred liabilities for fixed asset and intangible asset additions totaling $0.6 million that had not been paid at the end of the first quarter, and, therefore, are not included in the caption “Payments to acquire fixed and intangible assets” under investing activities on the Unaudited Consolidated Statements of Cash Flows. At March 31, 2010, we had incurred $1.3 million of such liabilities that had not been paid at that date and are not included in “Payments to acquire fixed and intangible assets” and “Other, net” under investing activities.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Derivatives

 Commodity Derivatives

At March 31, 2011, we had the following outstanding derivative commodity futures, forwards and options contracts that were entered into to hedge inventory or fixed price purchase commitments:

	Sell (Short)	Buy (Long)
	Contracts	Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	19	—
Weighted average contract price per bbl	$91.96	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	116	99
Weighted average contract price per bbl	$99.23	$105.38

Heating oil futures:
Contract volumes (1,000 bbls)	181	—
Weighted average contract price per gal	$2.92	$—

RBOB gasoline futures:
Contract volumes (1,000 bbls)	8	—
Weighted average contract price per gal	$3.05	$—

#6 Fuel oil futures:
Contract volumes (1,000 bbls)	394	45
Weighted average contract price per bbl	$86.97	$96.07

Crude oil forwards:
Contract volumes (1,000 bbls)	122	122
Weighted average contract price per bbl	$110.37	$118.79

Crude oil written calls:
Contract volumes (1,000 bbls)	235	—
Weighted average premium received	$3.69	$—

Financial Statement Impacts

The following tables reflected the estimated fair value gain (loss) position of our hedge derivatives and related inventory impact for qualifying hedges at March 31, 2011 and December 31, 2010:

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Assets and Liabilities

	Asset Derivatives
	Unaudited
	Consolidated	Fair Value
	Balance Sheets Location	March 31, 2011		December 31, 2010
Commodity derivatives - futures and call options:
Hedges designated under accounting guidance as fair value hedges	Other Current Assets	$4		$14
Undesignated hedges	Other Current Assets	214		493
Total asset derivatives		$218		$507

	Liability Derivatives
	Unaudited
	Consolidated	Fair Value
	Balance Sheets Location	March 31, 2011		December 31, 2010
Commodity derivatives - forwards futures and call options:
Hedges designated under accounting guidance as fair value hedges	Other Current Assets	$(309	) (1)	$(191	) (1)
Undesignated hedges	Other Current Assets	(8,678	) (1)	(2,283	) (1)
Total liability derivatives		(8,987)		(2,474)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Consolidated Balance Sheets in Other Current Assets.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Effect on Unaudited Consolidated Statements of Operations
	and Other Comprehensive Income
	Amount of Gain (Loss) Recognized in Income
						Other Comprehensive
	Supply & Logistics			Interest Expense		Loss
	Product Costs			Reclassified from AOCL		Effective Portion
	Three Months			Three Months		Three Months
	Ended March 31,			Ended March 31,		Ended March 31,
	2011		2010	2011	2010	2011	2010
Commodity derivatives - forwards futures and call options:
Contracts designated as hedges under accounting guidance	$(261	) (1)	$274 (1)	$—	$—	$—	$—
Contracts not considered hedges under accounting guidance	(18,253)		(552)	—	—	—	—
Total commodity derivatives	(18,514)		(278)	—	—	—	—

Interest rate swaps designated as cash flow hedges under accounting guidance	—		—	—	(280)	—	(204)

Total derivatives	$(18,514)		$(278)	$—	$(280)	$—	$(204)

(1)  Represents the amount of loss recognized in income for derivatives related to the fair value hedge of inventory. The amount excludes the gain on the hedged inventory under the fair value hedge of $0.6 million and $0.1 million for March 31, 2011 and March 31, 2010, respectively.

11. Fair-Value Measurements

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011. As required by fair value accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value at March 31, 2011			Fair Value at December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Commodity derivatives:
Assets	$218	$—	$—	$507	$—	$—
Liabilities	$(7,960)	$(1,027)	$—	$(2,474)	$—	$—

Level 1

Included in Level 1 of the fair value hierarchy as commodity derivative contracts are exchange-traded futures and exchange-traded option contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.

INDEX

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 2

Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date. Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies. Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures. Substantially all of these assumptions are: (i) observable in the marketplace throughout the full term of the instrument; (ii) can be derived from observable data; or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals). Our Level 2 fair values consist of forward commodity derivative instruments. The fair values of these derivative instruments are based on observable price quotes for similar products and locations.

Level 3

At March 31, 2011, we had no Level 3 fair value measurements. Included within Level 3 of the fair value hierarchy at March 31, 2010 were our interest rate swaps. These swaps were settled in July 2010 in connection with the acquisition of the 51% of DG Marine we did not own and the termination of DG Marine’s credit facility.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives measured at fair value using inputs classified as Level 3 in the fair value hierarchy:

Three Months Ended
March 31,
2010
Balance at beginning of period	$(1,688)
Realized and unrealized gains (losses)-
Reclassified into interest expense for settled contracts	280
Included in other comprehensive income	(204)
Balance at end of period	$(1,612)

Total amount of losses for the three months ended included in earnings attributable to the change in unrealized losses relating to liabilities still held at March 31, 2010	$(21)

See Note 10 for additional information on our derivative instruments.

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill, (2) valuing asset retirement obligations, and (3) valuing potential impairment loss related to long-lived assets.

12. Contingencies

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

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in Management’s Discussion and Analysis are the following sections:

●	Overview

●	Segment Reporting Change

●	Available Cash before Reserves

●	Results of Operations

●	Liquidity and Capital Resources

●	Non-GAAP Reconciliation

●	Commitments and Off-Balance Sheet Arrangements

●	Forward Looking Statements

In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are Segment Margin and Available Cash before Reserves. We define segment margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our segment margin definition excludes the non-cash effects of our stock appreciation rights plan, and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant, and maintenance capital investment. A reconciliation of Segment Margin to income before income taxes is included in our segment disclosures in Note 7 to our Unaudited Condensed Consolidated Financial Statements.

Available Cash before Reserves (a non-GAAP measure) is net income as adjusted for specific items, the most significant of which are the addition of non-cash expenses (such as depreciation), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets) and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring assets that provide new sources of cash flows, the elimination of earnings of DG Marine in excess of distributable cash until July 29, 2010 when DG Marine’s credit facility was repaid, and the subtraction of maintenance capital expenditures, which are expenditures that are necessary to sustain existing (but not to provide new sources of) cash flows. For additional information on Available Cash before Reserves and a reconciliation of this measure to cash flows from operations, see “Liquidity and Capital Resources - Non-GAAP Reconciliation” below.

Overview

In the first quarter of 2011, we reported net income attributable to the partnership of $7 million, or $0.11 per common unit. We generated $31.9 million of Available Cash before Reserves, and we will distribute $26.3 million to holders of our common units for the first quarter. During the first quarter of 2011, cash utilized in operating activities was $2.1 million.

Segment margin increased by $18.5 million, or 60.3%, in the first quarter of 2011, as compared to the first quarter of 2010. This increase resulted from improvements in segment margin of approximately 70%, 35% and 93% in our pipeline transportation, refinery services and supply and logistics segments, respectively. The contribution to segment margin from our investment in Cameron Highway, combined with increased throughput on our onshore pipelines, were the primary factors increasing pipeline segment margin. In our refinery services segment, NaHS sales volumes increased by approximately 12% over the first quarter of 2010 as demand from mining companies and pulp and paper companies increased. Our supply and logistics segment, which now includes the results of our CO2 marketing and other industrial gases activities, benefited from market conditions that increased the differentials between grades of crude oil and increased demand for heavy-end petroleum products.

INDEX

On April 11, 2011, we increased our quarterly distribution rate to our common unitholders for the twenty-third consecutive quarter.  In May of 2011, we will pay a distribution of $0.4075 per unit attributable to our first quarter of 2011, which represents an approximate 10.9% increase from our distribution of $0.3675 per unit for the first quarter of 2010.  During the first quarter of 2011, we paid a distribution of $0.40 per unit related to the fourth quarter of 2010.

Segment Reporting Change

In the first quarter of 2011, we reorganized our operating segments as a result of a change in the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. The results of our CO2 marketing activities and processing of syngas through a joint venture, formerly reported in the Industrial Gases Segment, are now included in our Supply and Logistics Segment.  Our disclosures related to prior periods have been recast to reflect our reorganized segments.

Available Cash before Reserves

Available Cash before Reserves was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$7,030	$6,885
Depreciation and amortization	13,903	13,406
Cash received from direct financing leases not included in income	1,113	1,015
Cash effects of sales of certain assets	—	304
Effects of available cash generated by equity method investees not included in income	3,303	291
Cash effects of equity-based compensation plans	(1,178)	(551)
Non-cash tax expense	145	186
Loss of DG Marine in excess of distributable cash	—	(1,053)
Non-cash equity-based compensation expense (benefit)	513	(695)
Expenses related to acquiring or constructing assets that provide new sources of cash flow	1,055	—
Unrealized losses (gains) on derivative transactions excluding fair value hedges	6,674	(549)
Other items, net	87	(523)
Maintenance capital expenditures	(779)	(625)
Available Cash before Reserves	$31,866	$18,091

We have reconciled Available Cash before Reserves (a non-GAAP measure) to cash flow from operating activities (the most comparable GAAP measure) for the three months ended March 31, 2011 and 2010 in “Liquidity and Capital Resources – Non-GAAP Reconciliation” below.  For the three months ended March 31, 2011, cash flows utilized in operating activities were $2.1 million and for the three months ended March 31, 2010, cash flows provided by operating activities were $13.3 million.

INDEX

Results of Operations

Revenues, Costs and Expenses and Net Income

Our revenues for the three months ended March 31, 2011 increased $223 million, or 47.9% from the first quarter of 2010.  Additionally, our costs and expenses increased $220 million, or 48.3% between the two periods.  The majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products.  The significant increase in our revenues and costs between the two first quarter periods is primarily attributable to the fluctuations in the market prices for crude oil and petroleum products.  In the first quarter of 2011, closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange averaged $94.10 per barrel, as compared to $78.71 per barrel in the first quarter of 2010 – an increase of 19.6%.

Net income (attributable to us) increased $0.1 million, or 2.1%, between the first quarter of 2010 and the same period in 2011.  The significant factors affecting net income were improved operating results by our business segments as compared to the first quarter of 2010 including our equity method investees, offset partially by an increase in interest costs and general and administrative expenses.  A more detailed discussion of our segment results and other costs is included below.

Segment Margin

The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Pipeline transportation	$17,682	$10,399
Refinery services	17,948	13,260
Supply and logistics	13,525	7,006
Total Segment Margin	$49,155	$30,665

Pipeline Transportation Segment

Operating results and volumetric data for our pipeline transportation segment were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$5,333	$4,516
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,646	6,688
Sales of crude oil pipeline loss allowance volumes	1,519	1,339
Available cash generated by Cameron Highway	6,000	—
Pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(3,071)	(3,409)
Payments received under direct financing leases not included in income	1,113	1,015
Other	142	250
Segment margin	$17,682	$10,399

INDEX

	Three Months Ended March 31,
Pipeline System	2011	2010

Mississippi - Bbls/day	20,631	23,626
Jay - Bbls/day	14,940	14,098
Texas - Bbls/day	46,849	19,355
Cameron Highway - Bbls/day	170,709	—
Free State - Mcf/day	174,995	175,251

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Pipeline Segment Margin for the first quarter of 2011 increased $7.3 million.   The significant components of this change were as follows:

●
Our share of the available cash before reserves generated by Cameron Highway of $6.0 million for the three months ended March 31, 2011.  We acquired our 50% interest in Cameron Highway in November 2010.  Revenue generating volumes on Cameron Highway were approximately 170,709 barrels per day, a 14% increase from the average daily rate for the period in the fourth quarter of 2010 during which we owned our interest in the pipeline.  Planned improvements to offshore field facilities by producers with fields connected to Cameron Highway are expected to be performed in the second and third quarters of 2011.  While these field improvements by the producers are expected to increase volumes on Cameron Highway in the future, reductions in volumes while the improvements are made will likely reduce our share of available cash before reserves from the joint venture during those quarters.

●
Crude oil tariffs and revenues from direct financing leases increased $0.8 million.  Volumes transported on our crude oil pipelines increased 25,341 barrels per day, with the increase in volumes attributable primarily to the Texas System where demand by the refiners connected to our system increased.  Volumes on the Jay System increased 842 barrels per day, while volumes on the Mississippi System, where the incremental tariff rate is only $0.25 per barrel, decreased by approximately 2,995 barrels a day, primarily a result of fluctuations in tertiary recovery activities by producers.

●
Pipeline integrity testing and other operating costs and maintenance repairs decreased by $0.3 million.  Pipeline integrity tests on a segment of our Texas System in the first quarter of 2010 cost approximately $0.6 million.  This test, which allowed us to increase the operating pressure of the segment, will not be required to be performed again until 2015.

INDEX

Refinery Services Segment

Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2011	2010
Volumes sold:
NaHS volumes (Dry short tons “DST”)	37,233	33,107
NaOH (caustic soda) volumes (DST)	24,640	21,367
Total	61,873	54,474

Revenues (in thousands):
NaHS revenues	$36,799	$24,254
NaOH (caustic soda) revenues	10,239	4,802
Other revenues	2,545	2,314
Total external segment revenues	$49,583	$31,370

Segment margin	$17,948	$13,260

Average index price for NaOH per DST (1)	$440	$268

Raw material and processing costs as % of segment revenues	42%	29%

(1)	Source: Harriman Chemsult Ltd.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Refinery services Segment Margin for the first quarter of 2011 was $17.9 million, an increase of $4.7 million, or 35%, from the comparative period in 2010.  The significant components of this fluctuation were as follows:

●
An increase in NaHS sales volumes of 12.5%.  The demand for base metals such as copper and molybdenum has increased over the prior period as the world economies, particularly outside of the United States and European Union, have improved over the prior period.  Additionally the return of industrialization and urbanization in the world’s emerging economies has increased the demand for paper products and packaging materials.  These trends have led to a noticeable increase in NaHS demand from some copper and molybdenum miners and from our pulp/paper customers primarily in North America.  The pricing in the majority of our sales contracts for NaHS include adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes.  The frequency at which these adjustments are applied varies by contract, geographic region and supply point.

●
An increase in caustic soda sales volumes of 15.3%.  Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS.  We are a very large consumer of caustic soda.  In addition, our economies of scale and logistics capabilities allow us to effectively market caustic soda to third parties.  Fluctuations in volumes sold are not affected by the demand we have in our operations that consume caustic soda.

●
Index prices for caustic soda averaged approximately $268 per DST in the first quarter of 2010.  Market prices of caustic soda increased to an average of approximately $440 per DST during the first quarter of 2011.  Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities.  However, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we generally pass those costs through to our NaHS sales customers.

INDEX

●
Somewhat mitigating the increase in segment margin was a slight increase (less than 8%) in total delivery logistics costs. The majority of this increase was attributable to the increase in NaHS and caustic volumes sold, as average delivery costs per DST remained relatively constant with the 2010 period.  Aggressive management of these delivery costs, despite increases in fuel costs, allowed us to maintain this average.

Supply and Logistics Segment

Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Supply and logistics revenue	$627,797	$423,371
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(590,465)	(392,191)
Operating and segment general and administrative costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(24,307)	(24,646)
Other	500	472
Segment margin	$13,525	$7,006

Volumes of crude oil and petroleum products (barrels per day)	66,863	57,253

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

The average market prices of crude oil and petroleum products increased by more than $15 per barrel, or approximately 20%, between the two quarterly periods; however that price volatility had a limited impact on our Segment Margin.  Segment Margin for our Supply and Logistics segment increased by $6.5 million.

The increase in segment margin resulted primarily from increased opportunities to handle additional volumes of the heavy-end petroleum products as activity increased in the 2011 period at refineries in our operating area.  The volumes we handled during the period increased by 17% as compared to the first quarter of 2010.  Greater demand for fuel oil and other heavy-end petroleum products in countries outside the United States has helped to sustain the price environment for the products that we sold.  Additionally the increased refinery activity created higher demand for inland marine transportation services for heavy-end products, resulting in an increase in the average charter rates for our inland marine transportation services in the first quarter of 2011 as compared to the prior year period.  We also made changes in some of our existing crude oil and petroleum products commercial arrangements to maximize value.

INDEX

  Other Costs, Interest, and Income Taxes

General and administrative expenses.  General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

General and administrative expenses not separately identified below	$5,141	$5,229
Bonus plan expense	1,450	1,000
Equity-based compensation plan expense	408	280
Third party costs related to business development activities and growth projects	1,055	—
Expenses related to change in owner of our general partner	—	1,762
Reduction in non-cash compensation expense related to management team	—	(1,977)
Total general and administrative expenses	$8,054	$6,294

Routine general and administrative expenses, including bonus expense, increased by $0.4 million to $6.6 million in the first quarter of 2011 as compared to the first quarter of 2010.   The increase was primarily related to a higher level of bonus accrual related to the improvements in our operating results.  An increase in activities related to evaluating potential business and growth opportunities resulted in approximately $1.1 million more of costs paid to third parties for their assistance in these activities.

In the first quarter of 2010, we incurred $1.8 million of costs related to the change in our general partner.  The settlement of compensation arrangements with our management team that vested at the time of that change reduced previously recorded accruals for those arrangements, more than offsetting the effects of those costs on general and administrative expenses in the first quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million between the quarterly periods, primarily as a result of an adjustment in the useful lives of certain of our intangible assets in the first quarter of 2011.  See Note 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding this change.

Interest expense, net.

Interest expense, net was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Genesis Facility and Notes:
Interest expense, credit facility, including commitment fees	$3,126	$1,924
Interest expense, senior unsecured notes	4,922	—
Amortization of credit facility and notes issuance fees	655	163
DG Marine Facility:
Interest expense and commitment fees	—	1,131
Interest income	(4)	(14)
Net interest expense	$8,699	$3,204

Interest expense on our credit facility increased as the average debt balance quarter to quarter increased $48.2 million and the average interest rate for borrowed funds increased approximately 1% over the same periods.  The increase in the outstanding balance under our credit facility is attributable primarily to acquisitions in the second half of 2010, including the 51% ownership interest in DG Marine we did not own and the elimination of the DG Marine credit facility with borrowings under our credit facility.  Additionally, when we amended and extended our credit facility in June 2010, our average interest rate increased to reflect market conditions.

INDEX

We also incurred interest expense, including amortization of notes issuance fees, of $5.1 million during the quarter in connection with the $250 million of senior unsecured notes issued in November 2010 to partially finance our acquisition of a 50% equity interest in Cameron Highway.

Interest expense in the 2010 first quarter period was also affected by interest on the DG Marine credit facility.  As discussed above, in the second half of 2010, we eliminated this facility with borrowings under our credit facility.

Income tax expense. A portion of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations.  As a result, a substantial portion of the income tax expense we record relates to the operations of those corporations, and will vary from period to period as a percentage of our income before taxes based on the percentage of our income or loss that is derived from those corporations.  The balance of the income tax expense we record relates to state taxes imposed on our operations that are treated as income taxes under generally accepted accounting principles.

Liquidity and Capital Resources

General

As of March 31, 2011, we believe our balance sheet and liquidity position remained strong.  We had $130.5 million of borrowing capacity available under our $525 million senior secured bank revolving credit facility.  We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our short-term capital needs.

We continue to pursue a growth strategy that requires significant capital.  On April 11, 2011, we announced plans to expand our crude oil infrastructure in Texas through the acquisition and refurbishment of three crude oil tanks with barge dock access, and to increase our refinery services operating footprint to provide services to a refinery in Tulsa, Oklahoma.

Capital Resources

While the projects we announced in April can be financed with capacity available under our credit facility and cash from operations, our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital, including through equity and debt offerings (public and private) from time to time and other financing transactions, to utilize our credit facility and to implement our growth strategy successfully. No assurance can be made that we will be able to raise the necessary funds on satisfactory terms.  If we are unable to raise the necessary funds, we may be required to defer our growth plans until such time as funds become available.

Our credit facility is a $525 million senior secured revolving credit facility maturing on June 30, 2015.  It includes an accordion feature whereby the total credit available can be increased up to $650 million for acquisitions or internal growth projects, with lender approval.  Among other modifications, our credit facility also includes a $75 million inventory sublimit tranche.  This inventory tranche is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate.  Additionally, our restructured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.  Twelve lenders participate in our credit facility, and we do not anticipate any of them being unable to satisfy their obligations under the credit facility.

Our unaudited condensed consolidated balance sheet at March 31, 2011 includes total long-term debt of $639.5 million, consisting of $389.5 million outstanding under our credit facility and $250 million of senior unsecured notes due in 2018.  Included in the $389.5 million outstanding under our credit facility is $46 million borrowed under the inventory sublimit tranche.

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

INDEX

We typically sell our crude oil in the same month in which we purchase it, and we do not rely on borrowings under our credit facility to pay for the crude oil.  During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of oil.  In our petroleum products activities, we buy products and typically either move the products to one of our storage facilities for further blending or we sell the product within days of our purchase.  The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility.

Net cash flows utilized in our operating activities for the three months ended March 31, 2011 were approximately $2.1 million.  As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash utilized in operating activities.  Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more cash. At March 31, 2011, the cost of the inventory on our balance sheet decreased by $19.9 million from December 31, 2010.  Sales of inventory in late March that were collected in April 2011, combined with higher market prices, increased net accounts receivable at March 31, 2011 as compared to December 31, 2010.

Capital Expenditures and Distributions Paid to our Unitholders

We use cash primarily for our acquisition activities, internal growth projects and distributions we pay to our unitholders.  We finance internal growth projects and distributions primarily with cash generated by our operations.  Acquisition activities have historically been funded with borrowings under our credit facility, equity issuances and the issuance of senior unsecured notes.

Capital Expenditures, and Business and Asset Acquisitions

A summary of our expenditures for fixed assets and other asset acquisitions in the first quarter of 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Capital expenditures for property, plant and equipment:
Maintenance capital expenditures:
Pipeline transportation assets	$187	$56
Supply and logistics assets	280	102
Refinery services assets	207	459
Other assets	105	8
Total maintenance capital expenditures	779	625

Growth capital expenditures:
Pipeline transportation assets	261	20
Supply and logistics assets	—	104
Refinery services assets	101	—
Information technology systems upgrade project	2,393	2,373
Total growth capital expenditures	2,755	2,497
Total capital expenditures	3,534	3,122

During 2011, we expect to expend approximately $3.0 million to $4.0 million for maintenance capital projects in progress or planned.  Those expenditures are expected to include improvements in all of our businesses.  In future years we expect to spend $4 million to $5 million per year on maintenance capital projects.  We also expect to expend approximately $3 million in 2011 for the completion of the remaining phases of our information systems project.

INDEX

On April 11, 2011, we announced two projects to increase the services we provide to producers and refiners.  We acquired three above-ground storage tanks, located in Texas City, Texas, representing aggregate capacity of approximately 230,000 barrels that we will refurbish and convert into crude-oil-capable tanks.  We also acquired an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system.  We also intend to construct a truck station, tankage and possible pipeline interconnections at West Columbia, Texas, to be able to provide incremental transportation service for Eagle Ford and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area as well as markets accessible via barge from the new Texas City terminal.  Once the refurbishment, tie-in and all interconnecting pipe is completed, estimated to be in the fourth quarter of 2011, we will be able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal.  In connection with our activities in Texas, we are also constructing interconnecting pipeline and other required facilities to provide transportation services for all of the crude oil production from the Hastings field, near Alvin, Texas, that is in the very early stages of a CO2 tertiary recovery program

We also entered into an agreement to install a new sour gas processing facility at Holly Refining and Marketing’s refinery complex located in Tulsa, Oklahoma.  The new facility, expected to be completed no later than the fourth quarter of 2012, will remove a portion of the sulfur from the crude oil refined at Holly’s complex and result in additional capacity of 24,000 DST per year of NaHS.

We anticipate the total costs of these projects to be less than $30 million in total, which will be incurred primarily in the third and fourth quarters of 2011.

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital.  We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

Distributions to Unitholders

On May 13, 2011, we will pay a distribution of $0.4075 per common unit with respect to the first quarter of 2011 to unitholders of record on May 3, 2011.  This is the twenty-third consecutive quarter in which we have increased our quarterly distribution.  Information on our recent distribution history is included in Note 6 to our Unaudited Condensed Consolidated Financial Statements.

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

Available Cash before Reserves is a liquidity measure used by our management to compare cash flows generated by us to the cash distribution paid to our common unitholders.  This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment.  Specifically, this financial measure aids investors in determining whether or not we are generating cash flows at a level that can support a quarterly cash distribution to the partners.  Lastly, Available Cash before Reserves (also referred to as distributable cash flow) is the quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

INDEX

The reconciliation of Available Cash before Reserves (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three months ended March 31, 2011 is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net cash flows (used in ) provided by operating activities (GAAP measure)	$(2,105)	$13,290
Adjustments to reconcile operating cash flows to Available Cash before Reserves:
Maintenance capital expenditures	(779)	(625)
Proceeds from sales of certain assets	11	224
Amortization of credit facility issuance fees	(655)	(455)
Effects of available cash generated by equity method investees not included in cash flows from operating activities	2,283	(230)
Earnings of DG Marine in excess of distributable cash	—	(1,053)
Expenses related to acquiring or constructing assets that provide new sources of cash flow	1,055	—
Other items affecting available cash	(666)	(1,220)
Net effect of changes in operating accounts not included in calculation of Available Cash (See Note 9)	32,722	8,160
Available Cash before Reserves	$31,866	$18,091

Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

 There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010, nor do we have any debt or equity triggers based upon our unit or commodity prices.

Forward Looking Statements

The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law.  All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions and other such references are forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology.  In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict.  Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

INDEX

●
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

●	throughput levels and rates;

●	changes in, or challenges to, our tariff rates;

●
our ability to successfully identify and consummate strategic acquisitions on acceptable terms, develop or construct energy infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

●	service interruptions in our liquids transportation systems, natural gas transportation systems or natural gas gathering and processing operations;

●	shut-downs or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, natural gas or other products or to whom we sell such products;

●	risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

●	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

●	the effects of production declines resulting from the suspension of drilling in the Gulf of Mexico and the effects of future laws and government regulation resulting from the Macondo accident and oil spill in the Gulf;

●	planned capital expenditures and availability of capital resources to fund capital expenditures;

●
our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of our credit agreement and the indenture governing our notes, which contain various affirmative and negative covenants;

●	loss of key personnel;

●	an increase in the competition that our operations encounter;

●	cost and availability of insurance;

●	hazards and operating risks that may not be covered fully by insurance;

●	our financial and commodity hedging arrangements;

●	capital and credit markets conditions, inflation and interest rates;

●	natural disasters, accidents or terrorism;

●	changes in the financial condition of customers;

●	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

●
the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price.

You should not put undue reliance on any forward-looking statements.  When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and any other risk factors contained in our Current Reports on Form 8-K that we may file from time to time with the SEC.  Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our 2010 Annual Report on Form 10-K.  There have been no material changes that would affect the quantitative and qualitative disclosures provided therein.  Also, see Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

In January 2011, we began processing our transactions on a newly-implemented Enterprise Resource Planning (“ERP”) system.  We changed systems in order to (i) establish a platform that accommodates future acquisitions and growth opportunities (ii) integrate and automate more of our functions, which will allow us to have more information in one integrated database, (iii) to provide operating efficiencies, (iv) to enable us to close our books in a more timely manner without sacrificing quality, (v) to review and improve our processes and (vi) to improve the internal control surrounding our computer systems.  As a result of moving to a new system in January 2011, many business processes and internal control procedures were required to be changed in order to conform to our new system.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A.  Risk Factors.

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors since the filing of such Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)      Exhibits.

3.1	Certificate of Limited Partnership of Genesis Energy, L.P. (“Genesis”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1, File No. 333-11545)

INDEX

3.2		Fifth Amended and Restated Agreement of Limited Partnership of Genesis (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 3, 2011, File No. 001-12295)

3.4		Fourth Amended and Restated Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 4.2 to Form 8-K dated June 15, 2005, File No. 001-12295)

3.5
Certificate of Conversion of Genesis Energy, Inc., a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 7, 2009, File No. 001-12295)

3.6		Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 7, 2009, File No. 001-12295)

3.7
Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 3, 2011, File No. 001-12295)

4.1		Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2007, File No. 001-12295)

4.2
Indenture dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 23, 2010, File No. 001-12295)

4.3
Registration Rights Agreement dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and, as representative of the several initial purchasers named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 23, 2010, File No. 001-12295)

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)
	By:	GENESIS ENERGY, LLC, as General Partner

Date: May 10, 2011	By:	/s/	Robert V. Deere
Robert V. Deere Chief Financial Officer