Form 10-Q
period 2011-09-30
GENESIS ENERGY LP
filed 2011-11-08
CIK 1022321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Class A Common Units outstanding as of November 2, 2011: 71,925,065

GENESIS ENERGY, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,376	$5,762
Accounts receivable—trade, net	223,797	171,550
Inventories	89,730	55,428
Other	25,460	19,798

Total current assets	343,363	252,538
FIXED ASSETS, at cost	511,899	373,339
Less: Accumulated depreciation	(116,934)	(108,283)

Net fixed assets	394,965	265,056
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	164,712	168,438
EQUITY INVESTEES	331,703	343,434
INTANGIBLE ASSETS, net of amortization	101,323	120,175
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	30,091	32,048

TOTAL ASSETS	$1,691,203	$1,506,735

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$180,994	$165,978
Accrued liabilities	56,568	40,736

Total current liabilities	237,562	206,714
SENIOR SECURED CREDIT FACILITIES	367,900	360,000
SENIOR UNSECURED NOTES	250,000	250,000
DEFERRED TAX LIABILITIES	13,715	15,193
OTHER LONG-TERM LIABILITIES	6,384	5,564
COMMITMENTS AND CONTINGENCIES (Note 14)
PARTNERS’ CAPITAL:
Common unitholders, 71,965 and 64,615 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	815,642	669,264

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$1,691,203	$1,506,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Supply and logistics	$765,714	$523,488	$2,091,854	$1,351,751
Refinery services	48,392	38,437	145,301	106,160
Pipeline transportation services	16,094	14,087	45,633	41,170

Total revenues	830,200	576,012	2,282,788	1,499,081

COSTS AND EXPENSES:
Supply and logistics product costs	710,355	490,358	1,961,038	1,251,777
Supply and logistics operating costs	33,478	25,656	83,516	73,285
Refinery services operating costs	30,136	22,251	89,986	60,268
Pipeline transportation operating costs	3,988	3,497	12,414	11,039
General and administrative	8,905	10,583	25,339	23,678
Depreciation and amortization	14,593	13,477	42,749	40,489
Net loss on disposal of surplus assets	113	7	351	25

Total costs and expenses	801,568	565,829	2,215,393	1,460,561

OPERATING INCOME	28,632	10,183	67,395	38,520
Equity in (losses) earnings of equity investees	(412)	377	3,377	922
Interest expense	(8,960)	(6,542)	(26,670)	(13,506)

Income before income taxes	19,260	4,018	44,102	25,936
Income tax expense	(172)	(155)	(626)	(1,827)

NET INCOME	19,088	3,863	43,476	24,109

Net loss attributable to noncontrolling interests	—	1,205	—	2,082

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$19,088	$5,068	$43,476	$26,191

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P. PER COMMON UNIT:
Basic and Diluted	$0.27	$0.12	$0.65	$0.48

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	70,447	39,586	66,580	39,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$19,088	$3,863	$43,476	$24,109
Change in fair value of derivatives:
Current period reclassification to earnings—interest rate swaps	—	1,553	—	2,112
Changes in derivative financial instruments—interest rate swaps	—	(224)	—	(424)

Comprehensive income	19,088	5,192	43,476	25,797
Comprehensive loss attributable to noncontrolling interests	—	529	—	1,223

Comprehensive income attributable to Genesis Energy, L.P.	$19,088	$5,721	$43,476	$27,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Partners’ Capital
	Number of
	Common	Common
	Units	Unitholders
Partners’ capital, December 31, 2010	64,615	$669,264
Net income	—	43,476
Cash distributions	—	(82,067)
Issuance of units	7,350	184,969

Partners’ capital, September 30, 2011	71,965	$815,642

	Partners’ Capital
				Accumulated
	Number of			Other	Non-
	Common	Common	General	Comprehensive	Controlling	Total
	Units	Unitholders	Partner	Loss	Interests	Capital
Partners’ capital, December 31, 2009	39,488	$585,554	$11,152	$(829)	$23,056	$618,933
Comprehensive income:
Net income	—	20,052	6,139	—	(2,082)	24,109
Current period reclassification to earnings—interest rate swaps	—	—	—	1,035	1,077	2,112
Changes in derivative financial instruments—interest rate swaps	—	—	—	(206)	(218)	(424)
Cash contributions	—	—	37	—	—	37
Cash distributions	—	(43,644)	(7,909)	—	(5)	(51,558)
Contribution for executive compensation	—	—	1,289	—	—	1,289
Unit based compensation expense	98	20	—	—	—	20
Acquisition of non-controlling interest in DG Marine	—	(4,903)	(100)	—	(21,268)	(26,271)

Partners’ capital, September 30, 2010	39,586	$557,079	$10,608	$—	$560	$568,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,476	$24,109
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	42,749	40,489
Amortization and write-off of credit facility issuance costs	2,102	2,498
Amortization of unearned income and initial direct costs on direct financing leases	(12,968)	(13,275)
Payments received under direct financing leases	16,389	16,389
Equity in earnings of investments in equity investees	(3,377)	(922)
Cash distributions of earnings of equity investees	6,725	1,494
Non-cash effect of equity-based compensation plans	(1,505)	1,941
Non-cash compensation credit	—	1,289
Deferred and other tax liabilities	(27)	649
Unrealized (gains) losses on derivative transactions	(4,370)	2,284
Other, net	690	139
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 11)	(50,738)	(43,010)

Net cash provided by operating activities	39,146	34,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(15,157)	(8,799)
Cash distributions received from equity investees—return of investment	8,577	308
Investments in equity investees	(194)	—
Acquisition of FMT assets	(143,489)	—
Proceeds from asset sales	4,444	1,127
Other, net	129	(371)

Net cash used in investing activities	(145,690)	(7,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	571,700	561,429
Bank repayments	(563,800)	(502,329)
Credit facility issuance fees	(3,018)	(7,584)
Issuance of common units for cash, net	184,969	—
General partner contributions	—	37
Noncontrolling interests contributions, net of distributions	—	(5)
Distributions to common unitholders	(82,067)	(43,644)
Distributions to general partner interest	—	(7,909)
Acquisition of non-controlling interests in DG Marine	—	(26,271)
Other, net	(2,626)	(1,153)

Net cash provided by (used in) financing activities	105,158	(27,429)

Net decrease in cash and cash equivalents	(1,386)	(1,090)
Cash and cash equivalents at beginning of period	5,762	4,148

Cash and cash equivalents at end of period	$4,376	$3,058

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

On December 28, 2010, we permanently eliminated our IDRs and converted our 2% general partner interest into a non-economic interest, which we refer to as our IDR Restructuring. We issued Class A Units, Class B Units and Waiver Units to the former stakeholders of our general partner in exchange for the elimination of our IDRs. See additional information on our outstanding equity in Note 8.

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

2. Recent Accounting Developments

Recently Issued

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplified how an entity tests goodwill for impairment. The revised guidance provides an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, an entity is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, after assessing the totality of events or circumstances, an

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The guidance will be effective for us beginning January 1, 2012; however early adoption is permitted. We intend to adopt the FASB’s guidance early and do not believe the adoption of the guidance will have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income will be effective for us beginning January 1, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or cash flows.

Recently Adopted

In December 2010, the FASB revised its guidance for disclosure requirements of supplementary pro forma information for business combinations. The objective of the revised guidance is to address diversity in practice regarding pro forma disclosures for revenues and earnings of an acquired entity and specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments, which went into effect on January 1, 2011, will be adhered to any future material business combinations.

3. Acquisition

FMT Black Oil Barge Transportation Business

On August 9, 2011, Genesis completed the acquisition of the black oil barge transportation business of Florida Marine Transporters, Inc. and its affiliates, or FMT. The purchase price was $141 million plus customary adjustments. The acquired business is comprised of 30 barges (seven of which are being sub-leased under similar terms of an existing FMT lease) and 14 push/tow boats which transport heavy refined products, primarily serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the United States, including the Red, Ouachita and Mississippi Rivers. The barges have an average age of approximately three years with 13 having been in service three years or less.

The financial results of the acquired business will be included in the supply and logistics segment. The acquisition is intended to complement and further integrate certain existing operations, including the DG Marine inland barge business (comprised of 20 barges and 10 push/tow boats), storage and blending terminals and crude oil pipeline systems. The expanded fleet of 50 barges are capable of transporting heavy refined products, including asphalt, and with minor modifications, half of the barges (representing 750,000 barrels of capacity) will be capable of transporting crude oil as well.

The acquisition and related transaction costs were funded with a portion of the net proceeds from the July 2011 public offering of our common units. See Note 8 for additional information regarding the unit offering.

The total acquisition cost has been allocated to the assets acquired based on estimated preliminary fair values. Such preliminary fair values were developed by management. We do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the acquisition cost is summarized as follows:

Property and equipment:
Barges	$84,942
Boats	56,117
Spare parts inventory	405
Other current assets:
Fuel and lube oil in vessels	2,025

Total allocated cost	$143,489

4. Inventories

The major components of inventories were as follows:

	September 30, 2011	December 31, 2010
Crude oil	$11,130	$6,128
Petroleum products	61,253	38,588
Caustic soda	8,864	6,309
NaHS	8,483	4,387
Other	—	16

Total inventories	$89,730	$55,428

Inventories are valued at the lower of cost or market. The costs of inventories exceeded market values by approximately $1.6 million at September 30, 2011, and we reduced the value of inventory in our unaudited condensed consolidated financial statements for this difference. At December 31, 2010, market values of our inventories exceeded recorded costs.

5. Equity Investees

We are accounting for our 50% ownership in Cameron Highway Oil Pipeline Company (“Cameron Highway”) under the equity method of accounting.

The following table reflects summarized income statement information for Cameron Highway for only the three and nine months ended September 30, 2011 as we did not acquire our 50% equity interest in Cameron Highway until November 23, 2010.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$7,975	$32,819
Operating Income	$576	$11,768
Net Income	$576	$11,778

We received cash distributions from Cameron Highway of $2.8 million and $13.8 million for the three and nine months ended September 30, 2011, respectively

Net income from Cameron Highway was reduced in the third quarter of 2011 as a result of lower throughput volumes by certain producers due to their field improvement activities.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets and Goodwill

Intangible Assets

The following table reflects the components of intangible assets being amortized as of:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery services customer relationships	$94,654	$59,868	$34,786	$94,654	$53,139	$41,515
Supply and logistics customer relationships	35,430	22,683	12,747	35,430	19,981	15,449
Refinery services supplier relationships	36,469	33,448	3,021	36,469	31,476	4,993
Refinery services licensing agreements	38,678	18,553	20,125	38,678	15,786	22,892
Supply and logistics trade names	18,888	13,776	5,112	18,888	7,530	11,358
Intangibles associated with supply and logistics lease	13,260	1,973	11,287	13,260	1,618	11,642
Other	16,692	2,447	14,245	13,776	1,450	12,326

Total	$254,071	$152,748	$101,323	$251,155	$130,980	$120,175

Amortization expense on intangible assets was $7.7 million and $22.4 million for the three and nine months ended September 30, 2011, respectively. Amortization expense on intangible assets was $6.7 million and $20.0 million for the three and nine months ended September 30, 2010, respectively.

The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

Year Ended December 31,	Amortization Expense to be Recorded
Remainder of 2011	$8,762
2012	$19,930
2013	$14,370
2014	$12,109
2015	$10,304

In the first quarter of 2011, we adjusted the useful lives of our supply and logistics trade names. As a result of this change in the amortization period of our assets, operating income and net income attributable to us for the three and nine months ended September 30, 2011 decreased $1.4 million, or $0.02 per common unit and $4.3 million, or $0.07 per common unit, respectively. The impact of this change on net income for the remainder of 2011 and 2012 is expected to total $1.4 million and $2.3 million, respectively, and not be material in future periods. The table of estimated future amortization expense above reflects this change.

Goodwill

The carrying amount of goodwill by business segment at both September 30, 2011 and December 31, 2010 was $301.9 million to refinery services and $23.1 million to supply and logistics.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

On August 19, 2011, we amended our senior secured revolving credit facility to increase the committed amount from $525 million to $775 million and the accordion feature from $125 million to $225 million, giving us the ability to expand the size of the facility up to an aggregate $1 billion, subject to lenders’ consent. The amendment also increased the inventory financing sublimit tranche that we may use to finance the purchase and sale of certain petroleum products subject to sales contracts or hedging agreements and related storage and transportation costs from $75 million to $125 million. We deferred approximately $3.0 million of costs incurred in connection with this amendment and will amortize these costs over the remaining life of the credit facility.

All borrowings under our revolving credit facility bear interest, at our option, either at an alternate base rate or a Eurodollar rate. The applicable margin, which is a component of the interest on both the alternate base rate and the Eurodollar rate borrowings, previously varied from 1.5% to 2.5% per annum for alternate base rate borrowings and from 2.5% to 3.5% per annum for Eurodollar rate borrowings, depending on our leverage ratio. The amendment reduced the applicable margin to 1.0% to 2.0% per annum for alternate base rate borrowings and 2.0% to 3.0% per annum for Eurodollar borrowings, depending on our leverage ratio. In addition, the amendment changed the commitment fee on the unused commitment amount from 0.500% per annum to 0.375% to 0.500% per annum, depending on our leverage ratio.

As of September 30, 2011, we had $367.9 million borrowed under our senior secured credit facility, with $47.9 million of that amount designated as a loan under the inventory sublimit. Additionally, we had $4.3 million in letters of credit outstanding. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 30, 2015. The total amount available for borrowings at September 30, 2011 was $402.8 million under our credit facility.

We believe the amounts included in our balance sheet for debt outstanding under our senior secured credit facility approximate fair value as interest rates reflect current market rates. At September 30, 2011, $250 million of senior unsecured notes were outstanding, which had a fair value of approximately $235.3 million.

We believe we were in compliance with the financial covenants contained in our credit facility and indenture as of September 30, 2011.

8. Partners’ Capital, Distributions and Net Income Per Common Unit

Partners’ Capital

At September 30, 2011, our outstanding equity consisted of 71,925,065 Class A Units and 39,997 Class B Units. Additionally 6,949,004 Waiver Units were outstanding. In July 2011, we issued 7,350,000 Class A Units in a public offering. We received proceeds, net of underwriting discounts and offering costs, of $185 million from the offering.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

We paid or will pay the following distributions in 2010 and 2011:

Distribution For	Date Paid	Per Unit Amount	Limited Partner Interests Amount	General Partner Interest Amount	General Partner Incentive Distribution Amount	Total Amount
Fourth quarter 2009	February 2010	$0.3600	$14,251	$291	$2,037	$16,579
First quarter 2010	May 2010	$0.3675	$14,548	$297	$2,339	$17,184
Second quarter 2010	August 2010	$0.3750	$14,845	$303	$2,642	$17,790
Third quarter 2010	November 2010	$0.3875	$15,339	$313	$3,147	$18,799
Fourth quarter 2010	February 2011	$0.4000	$25,846	$—	$—	$25,846
First quarter 2011	May 2011	$0.4075	$26,343	$—	$—	$26,343
Second quarter 2011	August 2011 (1)	$0.4150	$29,878	$—	$—	$29,878
Third quarter 2011	November 2011 (2)	$0.4275	$30,777	$—	$—	$30,777

(1)	This distribution included $3.1 million of distributions on the 7,350,000 Class A Common Units issued in July 2011.

(2)	This distribution will be paid on November 14, 2011 to unitholders of record as of November 3, 2011.

Net Income Per Common Unit

The following table sets forth the computation of basic and diluted net income per common unit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerators for basic and diluted net income per common unit:
Net income attributable to Genesis Energy, L.P.	$19,088	$5,068	$43,476	$26,191
Less: General partner's incentive distribution to be paid for the period	—	(3,147)	—	(8,128)
Add: Expense for Class B Awards	—	2,965	—	1,289

Subtotal	19,088	4,886	43,476	19,352
Less: General partner 2% ownership	—	(98)	—	(387)

Income available for common unitholders	$19,088	$4,788	$43,476	$18,965

Denominator for basic and diluted per common unit:	70,447	39,586	66,580	39,573

Basic and diluted net income per common unit	$0.27	$0.12	$0.65	$0.48

9. Business Segment Information

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

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended September 30, 2011
Segment margin (a)	$16,030	$17,992	$18,909	$52,931

Maintenance capital expenditures	$5	$852	$1,387	$2,244

Revenues:
External customers	$12,658	$50,982	$766,560	$830,200
Intersegment (b)	3,436	(2,590)	(846)	—

Total revenues of reportable segments	$16,094	$48,392	$765,714	$830,200

Three Months Ended September 30, 2010
Segment margin (a)	$11,920	$16,218	$11,235	$39,373

Maintenance capital expenditures	$161	$354	$201	$716

Revenues:
External customers	$11,059	$40,246	$524,707	$576,012
Intersegment (b)	3,028	(1,809)	(1,219)	—

Total revenues of reportable segments	$14,087	$38,437	$523,488	$576,012

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Nine Months Ended September 30, 2011
Segment margin (a)	$50,639	$54,887	$44,233	$149,759

Maintenance capital expenditures	$231	$1,219	$2,183	$3,633

Revenues:
External customers	$37,302	$151,899	$2,093,587	$2,282,788
Intersegment (b)	8,331	(6,598)	(1,733)	—

Total revenues of reportable segments	$45,633	$145,301	$2,091,854	$2,282,788

Nine Months Ended September 30, 2010
Segment margin (a)	$33,756	$45,668	$28,463	$107,887

Maintenance capital expenditures	$295	$1,169	$795	$2,259

Revenues:
External customers	$33,969	$111,964	$1,353,148	$1,499,081
Intersegment (b)	7,201	(5,804)	(1,397)	—

Total revenues of reportable segments	$41,170	$106,160	$1,351,751	$1,499,081

a)	A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment margin	$52,931	$39,373	$149,759	$107,887
Corporate general and administrative expenses	(8,194)	(9,769)	(23,267)	(21,174)
Depreciation and amortization	(14,593)	(13,477)	(42,749)	(40,489)
Net loss on disposal of surplus assets	(113)	(7)	(351)	(25)
Interest expense	(8,960)	(6,542)	(26,670)	(13,506)
Distributable cash from equity investees in excess of equity in earnings	(3,701)	(123)	(11,925)	(880)
Non-cash items not included in segment margin	3,061	(4,301)	2,729	(2,966)
Cash payments from direct financing leases in excess of earnings	(1,171)	(1,136)	(3,424)	(2,911)

Income before income taxes	$19,260	$4,018	$44,102	$25,936

b)	Intersegment sales were conducted on an arm’s length basis.

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

The transactions with related parties were as follows:

	Nine Months Ended September 30,
	2011	2010
Petroleum products sales to an affiliate of the Robertson Group	$27,202	$—
Marine operating fuel and expenses provided by an affiliate of the Robertson Group	2,722	1,932
Sales of CO2 to Sandhill	1,921	2,101
Petroleum products sales to Davison family businesses	1,224	832
Operations, general and administrative services provided by our general partner (1)	—	34,827
Truck transportation services provided to Denbury	—	182
Pipeline transportation and monitoring services provided	—	1,365
to Denbury	—	1,375
Payments received under direct financing leases from
Denbury	—	99
Pipeline transportation income portion of direct financing lease fees from Denbury	—	1,502
CO2 transportation services provided by Denbury	—	373

(1)	Our general partner became a wholly-owned subsidiary in December 2010.

Amounts due to and from Related Parties

At September 30, 2011 and December 31, 2010, an affiliate of the Robertson Group owed us $0.2 million and $1.4 million, respectively, for petroleum products purchases, and we owed the affiliate $0.1 million and $0.2 million, respectively, for marine-related costs. Sandhill owed us $0.2 million for purchases of CO2 at September 30, 2011 and December 31, 2010.

11. Supplemental Cash Flow Information

The following table provides information regarding the net changes in components of operating assets and liabilities.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2011	2010
Decrease (increase) in:
Accounts receivable	$(52,355)	$(39,771)
Inventories	(34,757)	(25,571)
Other current assets	1,515	831
Increase (decrease) in:
Accounts payable	16,953	22,503
Accrued liabilities	17,906	(1,002)

Net changes in components of operating assets and liabilities	$(50,738)	$(43,010)

Payments of interest and commitment fees were $20.3 million and $10.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash paid for income taxes during the nine months ended September 30, 2011 and 2010 was $1.0 million and $2.2 million, respectively.

At September 30, 2011, we had incurred liabilities for fixed and intangible asset additions totaling $1.3 million that had not been paid at the end of the third quarter, and, therefore, are not included in the caption “Payments to acquire fixed and intangible assets” under investing activities on the Unaudited Condensed Consolidated Statements of Cash Flows. At September 30, 2010, we had incurred $2.0 million of such liabilities that had not been paid at that date and are not included in “Payments to acquire fixed and intangible assets” and “Other, net” under investing activities.

12. Derivatives

Commodity Derivatives

At September 30, 2011, we had the following outstanding derivative commodity futures, forwards and options contracts that were entered into to hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	369	342
Weighted average contract price per bbl	$85.51	$86.34
Heating oil futures:
Contract volumes (1,000 bbls)	135	30
Weighted average contract price per gal	$2.86	$2.98
RBOB gasoline futures:
Contract volumes (1,000 bbls)	13	—
Weighted average contract price per gal	$2.53	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	705	45
Weighted average contract price per bbl	$97.18	$96.71
Crude oil written options:
Contract volumes (1,000 bbls)	120	—
Weighted average premium received	$2.31	$—
Heating oil written options:
Contract volumes (1,000 bbls)	10	—
Weighted average premium received	$7.69	$—

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Statement Impacts

The following tables reflect the estimated fair value gain (loss) position of our derivatives and related inventory impact for qualifying hedges at September 30, 2011 and December 31, 2010:

Fair Value of Derivative Assets and Liabilities

	Asset Derivatives
	Unaudited Condensed Consolidated Balance Sheets	Fair Value
	Location	September 30, 2011		December 31, 2010
Commodity derivatives—futures and call options:
Hedges designated under accounting guidance as fair value hedges	Other Current Assets	$—		$14
Undesignated hedges	Other Current Assets	5,966		493

Total asset derivatives		$5,966		$507

	Liability Derivatives
	Unaudited Condensed Consolidated Balance Sheets	Fair Value
	Location	September 30, 2011		December 31, 2010
Commodity derivatives—forwards futures and call options:
Hedges designated under accounting guidance as fair value hedges	Other Current Assets	$—		$(191	)(1)
Undesignated hedges	Other Current Assets	(3,108	)(1)	(2,283	)(1)

Total liability derivatives		(3,108)		(2,474)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets in Other Current Assets.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Effect on Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs				Interest Expense Reclassified from AOCL		Other Comprehensive Loss Effective Portion
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2011		2010		2011	2010	2011	2010
Commodity derivatives—forwards futures and call options:
Contracts designated as hedges under accounting guidance	$—	(1)	$(354	)(1)	$—	$—	$—	$—
Contracts not considered hedges under accounting guidance	2,587		(138)		—	—	—	—

Total commodity derivatives	2,587		(492)		—	—	—	—
Interest rate swaps designated as cash flow hedges under accounting guidance	—		—		—	(1,553)	—	(224)

Total derivatives	$2,587		$(492)		$—	$(1,553)	$—	$(224)

	Effect on Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs				Interest Expense Reclassified from AOCL		Other Comprehensive Loss Effective Portion
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2011		2010		2011	2010	2011	2010
Commodity derivatives—forwards futures and call options:
Contracts designated as hedges under accounting guidance	$(173	)(1)	$952	(1)	$—	$—	$—	$—
Contracts not considered hedges under accounting guidance	(11,050)		4,287		—	—	—	—

Total commodity derivatives	(11,223)		5,239		—	—	—	—
Interest rate swaps designated as cash flow hedges under accounting guidance	—		—		—	(2,112)	—	(424)

Total derivatives	$(11,223)		$5,239		$—	$(2,112)	$—	$(424)

(1)	Represents the amount of loss recognized in income for derivatives related to the fair value hedge of inventory. The amount excludes the gain on the hedged inventory under the fair value hedge of $0.8 million for the nine months ended September 30, 2011 and excludes the gain recorded on the hedged inventory of $0.8 million and $0.5 million for the three and nine months ended September 30, 2010.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Fair-Value Measurements

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011. As required by fair value accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value at September 30, 2011			Fair Value at December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$5,966	$—	$—	$507	$—	$—
Liabilities	$(3,108)	$—	$—	$(2,474)	$—	$—

Level 1

Included in Level 1 of the fair value hierarchy as commodity derivative contracts are exchange-traded futures and exchange-traded option contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.

Level 2

At September 30, 2011 and December 31, 2010, we had no Level 2 fair value measurements.

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

Level 3

At September 30, 2011 and December 31, 2010, we had no Level 3 fair value measurements.

In 2010 and 2009, our interest rate swaps were included within Level 3 of the fair value hierarchy. These swaps were settled in July 2010 in connection with the acquisition of the 51% of DG Marine we did not own and the termination of DG Marine’s credit facility. The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives measured at fair value using inputs classified as Level 3 in the fair value hierarchy:

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Balance at beginning of period	(1,329)	(1,688)
Realized and unrealized gains (losses)—
Reclassified into interest expense for settled contracts	1,553	2,112
Included in other comprehensive income	(224)	(424)

Balance at end of period	$—	$—

Total amount of losses included in earnings attributable to the change in unrealized losses relating to liabilities still held at

September 30, 2010		$—

See Note 12 for additional information on our derivative instruments.

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill, (2) valuing asset retirement obligations, and (3) valuing potential impairment loss related to long-lived assets.

14. Contingencies

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

15. Subsequent Event – Acquisition of Interests in Gulf of Mexico Crude Oil Pipeline Systems

On October 28, 2011, we entered into definitive agreements to acquire from Marathon Oil Company, for $205.76 million, interests in several Gulf of Mexico crude oil pipeline systems, including its 28% interest in Poseidon Oil Pipeline Company, L.L.C., its 29% interest in Odyssey Pipeline L.L.C., and its 23% interest in the Eugene Island Pipeline System. The Poseidon system is comprised of a 367-mile network of crude oil pipelines, varying in diameter from 16 to 24 inches, with capacity to deliver approximately 400,000 barrels per day of crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. The Odyssey system is comprised of a 120-mile network of crude oil pipelines, varying in diameter from 12 to 20 inches, with capacity to deliver up to 300,000 barrels per day of crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. The Eugene Island Pipeline System is comprised of a 183-mile network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, with capacity to deliver approximately 200,000 barrels per day of crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. The Poseidon and Odyssey interests are subject to the expiration or waiver of rights of first refusal, and we are not obligated to consummate any transaction unless we are ultimately successful in acquiring the interest in Poseidon. Additionally, Marathon Oil has the right to dispose of certain of the other oil pipeline assets prior to any final closing of a transaction with us. The purchase consideration is subject to usual and customary adjustments (e.g., for debt, working capital, etc.) and includes an estimated $29 million valuation of crude oil line fill at current market prices owned by the interests to be acquired. We expect to finance that acquisition with funds available under our revolving credit facility. Subject to the satisfaction or waiver of the conditions to closing, we expect to close that transaction in the fourth quarter of 2011.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Condensed Consolidating Financial Information

The $250 million Senior Unsecured Notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 7 for additional information regarding our consolidated debt obligations.

As a result of our IDR Restructuring on December 28, 2010 (see Note 1), each guarantor subsidiary and the subsidiary co-issuer are 100% owned, directly or indirectly, by Genesis Energy, L.P.

The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries:

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2	$—	$3,654	$720	$—	$4,376
Other current assets	569,326	—	327,727	29,607	(587,673)	338,987

Total current assets	569,328	—	331,381	30,327	(587,673)	343,363

Fixed Assets, at cost	—	—	436,290	75,609	—	511,899
Less: Accumulated depreciation	—	—	(108,180)	(8,754)	—	(116,934)

Net fixed assets	—	—	328,110	66,855	—	394,965

Goodwill	—	—	325,046	—	—	325,046
Other assets, net	15,611	—	285,810	163,435	(168,730)	296,126
Equity investees and other investments	—	—	331,703	—	—	331,703
Investments in subsidiaries	855,635	—	88,411	—	(944,046)	—

Total assets	$1,440,574	$—	$1,690,461	$260,617	$(1,700,449)	$1,691,203

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$7,032	$—	$814,069	$3,806	$(587,345)	$237,562
Senior secured credit facilities	367,900	—	—	—	—	367,900
Senior unsecured notes	250,000	—	—	—	—	250,000
Deferred tax liabilities	—	—	13,715	—	—	13,715
Other liabilities	—	—	6,384	168,541	(168,541)	6,384

Total liabilities	624,932	—	834,168	172,347	(755,886)	875,561

Partners’ capital	815,642	—	856,293	88,270	(944,563)	815,642

Total liabilities and partners’ capital	$1,440,574	$—	$1,690,461	$260,617	$(1,700,449)	$1,691,203

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1	$—	$5,082	$679	$—	$5,762
Other current assets	584,967	—	245,240	20,620	(604,051)	246,776

Total current assets	584,968	—	250,322	21,299	(604,051)	252,538

Fixed Assets, at cost	—	—	297,832	75,507	—	373,339
Less: Accumulated depreciation	—	—	(101,472)	(6,811)	—	(108,283)

Net fixed assets	—	—	196,360	68,696	—	265,056

Goodwill	—	—	325,046	—	—	325,046
Other assets, net	14,695	—	310,808	166,616	(171,458)	320,661
Equity investees and other investments	—	—	343,434	—	—	343,434
Investments in subsidiaries	682,641	—	83,323	—	(765,964)	—

Total assets	$1,282,304	$—	$1,509,293	$256,611	$(1,541,473)	$1,506,735

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$3,040	$—	$805,381	$2,172	$(603,879)	$206,714
Senior secured credit facilities	360,000	—	—	—	—	360,000
Senior unsecured notes	250,000	—	—	—	—	250,000
Deferred tax liabilities	—	—	15,193	—	—	15,193
Other liabilities	—	—	5,564	171,266	(171,266)	5,564

Total liabilities	613,040	—	826,138	173,438	(775,145)	837,471

Partners’ capital	669,264	—	683,155	83,173	(766,328)	669,264

Total liabilities and partners’ capital	$1,282,304	$—	$1,509,293	$256,611	$(1,541,473)	$1,506,735

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2011
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$765,714	$—	$—	$765,714
Refinery services	—	—	48,700	3,805	(4,113)	48,392
Pipeline transportation services	—	—	9,388	6,706	—	16,094

Total revenues	—	—	823,802	10,511	(4,113)	830,200

COSTS AND EXPENSES:
Supply and logistics costs	—	—	743,833	—	—	743,833
Refinery services operating costs	—	—	30,448	3,612	(3,924)	30,136
Pipeline transportation operating costs	—	—	3,818	170	—	3,988
General and administrative	—	—	8,905	—	—	8,905
Depreciation and amortization	—	—	13,944	649	—	14,593
Net loss on disposal of surplus assets	—	—	113	—	—	113

Total costs and expenses	—	—	801,061	4,431	(3,924)	801,568

OPERATING INCOME	—	—	22,741	6,080	(189)	28,632
Equity in losses of joint ventures	—	—	(412)	—	—	(412)
Equity in earnings of subsidiaries	28,032	—	1,945	—	(29,977)	—
Interest (expense) income	(8,944)	—	4,226	(4,242)	—	(8,960)

Income before income taxes	19,088	—	28,500	1,838	(30,166)	19,260
Income tax (expense) benefit	—	—	(233)	61	—	(172)

NET INCOME	19,088	—	28,267	1,899	(30,166)	19,088
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$19,088	$—	$28,267	$1,899	$(30,166)	$19,088

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2010
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$523,488	$—	$—	$523,488
Refinery services	—	—	36,871	4,543	(2,977)	38,437
Pipeline transportation services	—	—	7,630	6,457	—	14,087

Total revenues	—	—	567,989	11,000	(2,977)	576,012

COSTS AND EXPENSES:
Supply and logistics costs	—	—	516,014	—	—	516,014
Refinery services operating costs	—	—	21,616	3,701	(3,066)	22,251
Pipeline transportation operating costs	—	—	3,410	87	—	3,497
General and administrative	—	—	10,583	—	—	10,583
Depreciation and amortization	—	—	12,826	651	—	13,477
Net loss on disposal of surplus assets	—	—	7	—	—	7

Total costs and expenses	—	—	564,456	4,439	(3,066)	565,829

OPERATING INCOME	—	—	3,533	6,561	89	10,183
Equity in earnings of joint ventures	—	—	377	—	—	377
Equity in earnings of subsidiaries	9,126	—	2,231	—	(11,357)	—
Interest (expense) income	(4,058)	—	1,840	(4,324)	—	(6,542)

Income before income taxes	5,068	—	7,981	2,237	(11,268)	4,018
Income tax expense	—	—	(101)	(54)	—	(155)

NET INCOME	5,068	—	7,880	2,183	(11,268)	3,863
Net loss attributable to noncontrolling interests	—	—	1,206	—	(1)	1,205

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$5,068	$—	$9,086	$2,183	$(11,269)	$5,068

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2011
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,091,854	$—	$—	$2,091,854
Refinery services	—	—	142,992	12,953	(10,644)	145,301
Pipeline transportation services	—	—	26,292	19,341	—	45,633

Total revenues	—	—	2,261,138	32,294	(10,644)	2,282,788

COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,044,554	—	—	2,044,554
Refinery services operating costs	—	—	88,641	11,836	(10,491)	89,986
Pipeline transportation operating costs	—	—	11,937	477	—	12,414
General and administrative	—	—	25,339	—	—	25,339
Depreciation and amortization	—	—	40,802	1,947	—	42,749
Net loss on disposal of surplus assets	—	—	351	—	—	351

Total costs and expenses	—	—	2,211,624	14,260	(10,491)	2,215,393

OPERATING INCOME	—	—	49,514	18,034	(153)	67,395
Equity in earnings of joint ventures	—	—	3,377	—	—	3,377
Equity in earnings of subsidiaries	70,092	—	5,238	—	(75,330)	—
Interest (expense) income	(26,616)	—	12,726	(12,780)	—	(26,670)

Income before income taxes	43,476	—	70,855	5,254	(75,483)	44,102
Income tax expense	—	—	(467)	(159)	—	(626)

NET INCOME	43,476	—	70,388	5,095	(75,483)	43,476
Net loss attributable to noncontrolling interests	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$43,476	$—	$70,388	$5,095	$(75,483)	$43,476

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2010
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$1,351,751	$—	$—	$1,351,751
Refinery services	—	—	102,644	11,083	(7,567)	106,160
Pipeline transportation services	—	—	21,893	19,277	—	41,170

Total revenues	—	—	1,476,288	30,360	(7,567)	1,499,081

COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,325,062	—	—	1,325,062
Refinery services operating costs	—	—	58,382	9,318	(7,432)	60,268
Pipeline transportation operating costs	—	—	10,631	408	—	11,039
General and administrative	—	—	23,678	—	—	23,678
Depreciation and amortization	—	—	38,542	1,947	—	40,489
Net loss on disposal of surplus assets	—	—	25	—	—	25

Total costs and expenses	—	—	1,456,320	11,673	(7,432)	1,460,561

OPERATING INCOME	—	—	19,968	18,687	(135)	38,520
Equity in earnings of joint ventures	—	—	922	—	—	922
Equity in earnings of subsidiaries	30,249	—	5,406	—	(35,655)	—
Interest (expense) income	(4,058)	—	3,587	(13,035)	—	(13,506)

Income before income taxes	26,191	—	29,883	5,652	(35,790)	25,936
Income tax expense	—	—	(1,433)	(394)	—	(1,827)

NET INCOME	26,191	—	28,450	5,258	(35,790)	24,109
Net loss attributable to noncontrolling interests	—	—	2,083	—	(1)	2,082

NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$26,191	$—	$30,533	$5,258	$(35,791)	$26,191

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2011
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(4,881)	$—	$41,160	$2,844	$23	$39,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets, including the acquisition of FMT assets	—	—	(158,549)	(97)	—	(158,646)
Distributions from joint ventures—return of investment	82,067	—	8,577	—	(82,067)	8,577
Investments in joint ventures and other investments	(184,969)	—	(194)	—	184,969	(194)
Repayments on loan to non-guarantor subsidiary	—	—	2,729	—	(2,729)	—
Other, net	—	—	4,573	—	—	4,573

Net cash used in investing activities	(102,902)	—	(142,864)	(97)	100,173	(145,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	571,700	—	—	—	—	571,700
Bank repayments	(563,800)	—	—	—	—	(563,800)
Credit facility issuance fees	(3,018)	—	—	—	—	(3,018)
Distributions to partners/owners	(82,067)	—	(82,067)	—	82,067	(82,067)
Issuance of ownership interests to partners for cash	184,969	—	184,969	—	(184,969)	184,969
Other, net	—	—	(2,626)	(2,706)	2,706	(2,626)

Net cash provided by (used in) financing activities	107,784	—	100,276	(2,706)	(100,196)	105,158

Net increase (decrease) in cash and cash equivalents	1	—	(1,428)	41	—	(1,386)
Cash and cash equivalents at beginning of period	1	—	5,082	679	—	5,762

Cash and cash equivalents at end of period	$2	$—	$3,654	$720	$—	$4,376

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2010
	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(401,999)	$—	$448,018	$3,324	$(15,269)	$34,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(8,771)	(28)	—	(8,799)
Distributions from joint ventures—return of investment	36,264	—	308	—	(36,264)	308
Investments in joint ventures and other investments	(1,326)	—	—	—	1,326	—
Repayments on loan to non-guarantor subsidiary	—	—	2,465	—	(2,465)	—
Other, net	—	—	756	—	—	756

Net cash provided by (used) in investing activities	34,938	—	(5,242)	(28)	(37,403)	(7,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	319,329	—	242,100	—	—	561,429
Bank repayments	(259,229)	—	(243,100)	—	—	(502,329)
Transfer of senior secured credit facility to Parent	364,772		(364,772)	—	—	—
Credit facility and senior unsecured notes issuance fees	(7,584)	—	—	—	—	(7,584)
Issuance of ownership interests to partners for cash	1,326	—	37	—	(1,326)	37
Noncontrolling interests contributions, net of distributions	—	—	—	—	(5)	(5)
Distributions to partners/owners	(51,553)	—	(51,558)	—	51,558	(51,553)
Acquisition of non-controlling interests in DG Marine	—		(26,271)	—	—	(26,271)
Other, net	—	—	(1,153)	(2,445)	2,445	(1,153)

Net cash provided by (used in) financing activities	367,061	—	(444,717)	(2,445)	52,672	(27,429)

Net (decrease) increase in cash and cash equivalents	—	—	(1,941)	851	—	(1,090)
Cash and cash equivalents at beginning of period	2	—	3,884	262	—	4,148

Cash and cash equivalents at end of period	$2	$—	$1,943	$1,113	$—	$3,058

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Segment Reporting Change

•	Available Cash before Reserves

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Reconciliation

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements

In the discussions that follow, we will focus on two measures that we use to manage the business and to review the results of our operations. Those two measures are Segment Margin and Available Cash before Reserves. We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our stock appreciation rights plan, and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant, and maintenance capital investment. A reconciliation of Segment Margin to income before income taxes is included in our segment disclosures in Note 9 to our Unaudited Condensed Consolidated Financial Statements.

Available Cash before Reserves (a non-GAAP measure) is net income as adjusted for specific items, the most significant of which are the addition of non-cash expenses (such as depreciation), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets) and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring assets that provide new sources of cash flows, the elimination of earnings of DG Marine in excess of distributable cash until July 29, 2010 when DG Marine’s credit facility was repaid, and the subtraction of maintenance capital expenditures, which are expenditures that are necessary to sustain existing (but not to provide new sources of) cash flows. For additional information on Available Cash before Reserves and a reconciliation of this measure to its most directly comparable GAAP measure of cash provided by operating activities, see “Liquidity and Capital Resources—Non-GAAP Reconciliation” below.

Overview

In the third quarter of 2011, we reported net income attributable to the partnership of $19.1 million, or $0.27 per common unit. We generated $37.0 million of Available Cash before Reserves. In November 2011, we will distribute $0.4275 per common unit to our unitholders with respect to the third quarter. During the third quarter of 2011, cash provided by operating activities was $29.7 million.

Segment Margin increased by $13.6 million, or 34%, in the third quarter of 2011, as compared to the third quarter of 2010. This increase resulted from improvements in Segment Margin of approximately 34%, 11% and 68% in our pipeline transportation, refinery services and supply and logistics segments, respectively. The contribution to Segment Margin from our investment in Cameron Highway, combined with increased throughput on our onshore pipelines, were the primary factors increasing pipeline transportation Segment Margin. Our refinery services Segment Margin increased as a result of several factors, including operating efficiencies realized at several of our sour gas processing facilities as well as our favorable management of the acquisition and utilization of caustic soda in our operations. Our supply and logistics segment, which now includes the results of our CO2 marketing and other industrial gases activities, benefited from increased volumes, operating efficiencies and modifications to our existing crude oil and petroleum products commercial arrangements. Segment Margin generated by the operations of the recently acquired black oil barge transportation business of FMT also increased the results of our supply and logistics segment.

In the fourth quarter of 2011, we expect to complete the previously announced transaction to acquire from Marathon Oil Company, for $205.76 million, interests in several Gulf of Mexico crude oil pipeline systems, including its 28% interest in Poseidon Oil Pipeline Company, L.L.C., its 29% interest in Odyssey Pipeline L.L.C., and its 23% interest in the Eugene Island Pipeline System. The Poseidon and Odyssey interests are subject to the expiration or waiver of rights of first refusal, and we are not obligated to consummate any transaction unless we are ultimately successful in acquiring the interest in Poseidon. Additionally, Marathon Oil has the right to dispose of certain of the other oil pipeline assets prior to any final closing of a transaction with us. The purchase consideration is subject to usual and customary adjustments (e.g., for debt, working capital, etc.) and includes an estimated $29 million valuation of crude oil line fill at current market prices owned by the interests to be acquired. We expect to finance the acquisition with funds available under our revolving credit facility. See additional discussion under Liquidity and Capital Resources – Capital Resources/Sources of Cash below.

We believe this acquisition will complement our existing infrastructure in the Gulf of Mexico and enhance our ability to provide attractive capacity and market optionality to producers for their existing and future developments as well as our refining customers onshore Texas and Louisiana. The Poseidon system is comprised of a 367-mile network of crude oil pipelines, varying in diameter from 16 to 24 inches, with capacity to deliver approximately 400,000 barrels per day of crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. Affiliates of Enterprise Products Partners L.P. and Shell Oil Company each own a 36% interest in Poseidon. An affiliate of Enterprise will continue in its role as operator of Poseidon. The Odyssey system is comprised of a 120-mile network of crude oil pipelines, varying in diameter from 12 to 20 inches, with capacity to deliver up to 300,000 barrels per day of crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey, and an affiliate of Shell will continue to serve as the operator. The Eugene Island Pipeline System is comprised of a 183-mile network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, with capacity to deliver approximately 200,000 barrels per day of crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon-Mobil, Chevron-Texaco, ConocoPhillips and Shell Oil Company. An affiliate of Shell will continue to serve as the operator.

On October 12, 2011, we increased our quarterly distribution rate to our common unitholders for the twenty-fifth consecutive quarter. In November of 2011, we will pay a distribution of $0.4275 per unit attributable to our third quarter of 2011, which represents an approximate 10.3% increase from our distribution of $0.3875 per unit for the third quarter of 2010. During the third quarter of 2011, we paid a distribution of $0.4150 per unit related to the second quarter of 2011.

Segment Reporting Change

In the first quarter of 2011, we reorganized our operating segments as a result of a change in the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. We combined our supply and logistics segment and our industrial gases segment. Thus, the results of our CO2 marketing activities and processing of syngas through a joint venture are now included in our supply and logistics segment. Our disclosures related to prior periods have been recast to reflect our reorganized segments.

Available Cash before Reserves

Available Cash before Reserves was as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$19,088	$5,068
Depreciation and amortization	14,593	13,477
Cash received from direct financing leases not included in income	1,167	1,063
Cash effects of sales of certain assets	3,382	53
Effects of available cash generated by equity method investees not included in income	3,701	196
Cash effects of equity-based compensation plans	(306)	(165)
Non-cash tax (benefit) expense	(48)	235
Loss of DG Marine in excess of distributable cash	—	1,686
Non-cash equity-based compensation (benefit) expense	(930)	4,999
Expenses related to acquiring or constructing assets that provide new sources of cash flow	1,008	449
Unrealized (gains) loss on derivative transactions excluding fair value hedges	(4,355)	2,934
Other items, net	1,985	(1,153)
Maintenance capital expenditures	(2,244)	(716)

Available Cash before Reserves	$37,041	$28,126

We have reconciled Available Cash before Reserves (a non-GAAP measure) to cash flow from operating activities (the most comparable GAAP measure) for the three months ended September 30, 2011 and 2010 in “Liquidity and Capital Resources – Non-GAAP Reconciliation” below. For the three months ended September 30, 2011 and 2010, cash flows provided by operating activities were $29.7 million and $23.4 million, respectively.

Results of Operations

Revenues, Costs and Expenses and Net Income

Our revenues for the three months ended September 30, 2011 increased $254.2 million, or 44% from the third quarter of 2010. Additionally, our costs and expenses increased $235.7 million, or 42% between the two periods. The majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between the two third quarter periods is primarily attributable to the fluctuations in the market prices for crude oil and petroleum products. As an example, the closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange averaged $89.76 per barrel in the third quarter of 2011, as compared to $76.20 per barrel in the third quarter of 2010.

Net income (attributable to us) increased $14 million, or 277%, between the third quarter of 2010 and the same period in 2011. The significant factors affecting net income were improved operating results by our business segments and a decrease in general and administrative expenses offset partially by an increase in depreciation and amortization expense and interest costs. A more detailed discussion of our segment results and other costs is included below.

Our revenues for the nine months ended September 30, 2011 increased $783.7 million, or 52% from the nine months ended September 30, 2010. Additionally, our costs and expenses increased $754.8 million, or 52% between the two periods. This increase in our revenues and costs between the two periods is primarily due to fluctuations in the market prices for crude oil and petroleum products. As an example, in the first nine months of 2011, average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange averaged $95.48 per barrel, as compared to $77.65 per barrel for the first nine months of 2010. Net income (attributable to us) increased $17.3 million, or 66%, between the first nine months of 2010 and the same period in 2011, with the majority of the increase attributable to improved segment results, partially offset by increases in general and administrative expenses, depreciation and amortization expense and interest costs as discussed below.

Segment Margin

The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Pipeline transportation	$16,030	$11,920	$50,639	$33,756
Refinery services	17,992	16,218	54,887	45,668
Supply and logistics	18,909	11,235	44,233	28,463

Total Segment Margin	$52,931	$39,373	$149,759	$107,887

Pipeline Transportation Segment

Operating results and volumetric data for our pipeline transportation segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$6,788	$5,473	$17,988	$14,885
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,808	6,519	19,666	19,470
Sales of crude oil pipeline loss allowance volumes	1,790	1,372	5,418	4,244
Pro-rata share of distributable cash generated by Cameron Highway	2,770	—	13,770	—
Pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(3,481)	(2,739)	(10,214)	(8,682)
Payments received under direct financing leases not included in income	1,167	1,063	3,421	3,116
Other	188	232	590	723

Segment margin	$16,030	$11,920	$50,639	$33,756

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline System	2011	2010	2011	2010
Jay—Bbls/day	17,720	16,555	16,449	15,188
Texas—Bbls/day	44,149	31,549	46,020	26,280
Mississippi—Bbls/day	20,884	23,672	20,883	23,750
Cameron Highway—Bbls/day	90,312	—	123,034	—
Free State—Mcf/day	192,041	158,546	166,302	155,541

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Pipeline transportation Segment Margin for the third quarter of 2011 increased $4.1 million. The significant components of this change were as follows:

•

Our share of the distributable cash generated by Cameron Highway was $2.8 million for the three months ended September 30, 2011. We acquired our 50% interest in Cameron Highway in November 2010. Revenue generating volumes on Cameron Highway were approximately 90,312 barrels per day, a 17% decrease from the average daily rate for the second quarter of 2011. Planned improvements to offshore field facilities by producers with fields connected to Cameron Highway were performed in the second and third quarters of 2011 and are expected to continue in the fourth quarter of 2011 due to weather-related and other delays. Although these field improvements by the producers are expected to increase volumes on Cameron Highway in the future, reductions in volumes while the improvements are made will likely negatively affect our share of distributable cash from the joint venture during the fourth quarter.

•

Crude oil tariffs and revenues from direct financing leases of onshore crude oil pipelines increased $1.3 million. Volumes transported on our onshore crude oil pipelines increased 10,977 barrels per day, with the increase in volumes attributable primarily to the Texas System where demand by the refiners connected to our system increased. Volumes on the Jay System increased 1,165 barrels per day, while volumes on the Mississippi System, where the incremental tariff rate is only $0.25 per barrel, decreased by 2,788 barrels a day, primarily as a result of fluctuations in tertiary recovery activities by producers.

•

Pipeline operating costs, excluding non-cash charges increased approximately $0.7 million primarily due to increased insurance costs (related to our investment in Cameron Highway) and employee salaries and benefits costs.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

For the nine month periods, pipeline transportation Segment Margin increased $16.9 million. The primary factors in this increase were as follows:

•	Our share of the distributable cash generated by Cameron Highway was $13.8 million for the nine months ended September 30, 2011.

•

Crude oil tariffs and revenues from direct financing leases of onshore crude oil pipelines increased $3.1 million. Volumes transported on our crude oil pipelines increased 18,134 barrels per day, with the increase in volumes attributable primarily to the Texas System. Volumes on the Jay system increased 1,261 barrels per day, while volumes on the Mississippi System decreased 2,867 barrels per day. The fluctuations in volumes on our pipeline systems for the nine months ended 2011 as compared to the nine months ended 2010 are due to similar explanations as provided in the quarter to quarter discussion.

•

An increase in revenues from sales of pipeline loss allowance volumes increased Segment Margin by $1.2 million related to the significant increase (an average of $18 per barrel) in crude oil prices which more than offset the decrease in pipeline loss allowance volumes of approximately 2,628 barrels.

•

Pipeline operating costs, excluding non-cash charges increased approximately $1.5 million, primarily due to increased insurance costs (related to our investment in Cameron Highway) and employee compensation and related benefit costs.

Refinery Services Segment

Operating results for our refinery services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volumes sold:
NaHS volumes (Dry short tons “DST”)	33,396	35,415	106,709	106,829
NaOH (caustic soda) volumes (DST)	23,440	21,442	74,289	66,778

Total	56,836	56,857	180,998	173,607

Revenues (in thousands):
NaHS revenues	$35,741	$30,498	$108,999	$85,270
NaOH (caustic soda) revenues	11,430	7,586	33,673	19,198
Other revenues	3,811	2,162	9,227	7,496

Total external segment revenues	$50,982	$40,246	$151,899	$111,964

Segment margin	$17,992	$16,218	$54,887	$45,668

Average index price for NaOH per DST (1)	$540	$378	$492	$329

Raw material and processing costs as % of segment revenues	44%	38%	43%	34%

(1)	Source: Harriman Chemsult Ltd.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Refinery services Segment Margin for the third quarter of 2011 was $18.0 million, an increase of $1.8 million, or 11%, from the comparative period in 2010. The significant components of this fluctuation were as follows:

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

•

NaHS sales volumes decreased 5.7% between the third quarter periods. We understand that (i) difficulties in mining companies’ negotiations with their workforces led to a slowdown in mine activity and a decrease in our sales volumes to mining companies in the export market and (ii) planned maintenance at some of our pulp and paper customers’ facilities also contributed to the decline in volumes. Increased sales volumes to domestic mining customers slightly offset these decreases.

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

•

Index prices for caustic soda averaged approximately $378 per DST in the third quarter of 2010. Average index prices of caustic soda increased to approximately $540 per DST during the third quarter of 2011. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we generally pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to mitigate the effects of changes in index prices for caustic on our operating costs.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

•

NaHS sales volumes for the first nine months of 2011 were consistent with the same period in 2010. Although there have been decreased levels of activity by our mining customers, as explained in the quarter to quarter comparison, the return of industrialization and urbanization in the world’s emerging economies has increased the demand for paper products and packaging materials. These trends have led to a noticeable increase in NaHS demand from our pulp and paper customers primarily in North America in 2011 as compared to 2010.

•

Caustic soda sales volumes increased 11.2%. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•

Index prices of caustic soda increased to an average of $492 per DST during the first nine months of 2011 as compared to average index prices of caustic soda of $329 per DST in the comparable period of 2010. The pricing in our sales contracts for NaHS include adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes. The frequency at which these adjustments are applied varies by contract, geographic region and supply point. However, as discussed above, these changes in caustic soda prices do not materially affect Segment Margin. Our raw material costs related to NaHS increased correspondingly to the rise in the average index price for caustic soda, although efficiencies gained from our bulk purchases, logistic and storage capabilities helped offset these costs.

Supply and Logistics Segment

Operating results from our supply and logistics segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Supply and logistics revenue	$765,714	$523,488	$2,091,854	$1,351,751
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(714,710)	(490,358)	(1,965,687)	(1,251,777)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(32,047)	(21,932)	(81,795)	(71,344)
Other	(48)	37	(139)	(167)

Segment margin	$18,909	$11,235	$44,233	$28,463

Volumes of crude oil and petroleum products (barrels per day)	74,732	70,942	69,717	59,576

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

The average market prices of crude oil and petroleum products increased by more than $13 per barrel, or approximately 17.8%, between the two quarterly periods; however that price volatility had a limited impact on our Segment Margin. Segment Margin for our supply and logistics segment increased by $7.7 million, or 68%.

The increase in Segment Margin resulted primarily from increased volumes, operating efficiencies and changes we made in some of our existing crude oil and petroleum products commercial arrangements. Typically the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on price grade differentials. Increased production from new sources of crude oil, principally shale oil production, has increased demand for our services.

Segment Margin also increased approximately $2.9 million quarter to quarter due to the addition of the black oil barge transportation business acquired from FMT on August 9, 2011. See Note 3 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Segment Margin for our supply and logistics segment increased $15.8 million, or 55%, between the nine month periods. Average market prices of crude oil and petroleum products increased by approximately $18 per barrel, or 23%, however, as previously discussed, price volatility has a limited impact on our Segment Margin.

Increased volumes, operating efficiencies and modifications to our existing crude oil and petroleum products commercial arrangements, were key factors resulting in increased Segment Margin. As discussed in the quarter to quarter discussion, increased production from new sources of crude oil has increased demand for our services.

Segment Margin for the nine month period also increased due to greater availability of volumes of heavy-end petroleum products resulting from increased refinery utilization in our operating area. The volumes we handled during the first nine months of 2011 increased approximately 17% as compared to the first nine months of 2010 as higher foreign demand for fuel oil and other heavy-end petroleum products helped sustain the price environment for the products we sell.

Segment Margin also increased approximately $2.9 million between the nine month periods due to the addition of the black oil barge transportation business acquired from Florida Marine on August 9, 2011. See Note 3 of our Unaudited Condensed Consolidated Financial Statements for additional information regarding this acquisition.

Other Costs, Interest, and Income Taxes

General and administrative expenses. General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$5,367	$4,167	$14,291	$12,507
Segment	645	739	2,027	2,354
Bonus plan expense	1,663	1,400	4,626	3,706
Equity-based compensation plan expense	222	863	866	1,530
Third party costs related to business development activities and growth projects	1,008	449	3,529	530
Expenses related to change in owner of our general partner	—	—	—	1,762
Non-cash compensation expense related to management team	—	2,965	—	1,289

Total general and administrative expenses	$8,905	$10,583	$25,339	$23,678

Routine corporate and segment general and administrative expenses increased between the three and nine month periods due to an increase in personnel resulting in greater salaries and benefits expenses. Our bonus plan expenses increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, related to a higher level of bonus accrual as a result of improvements in our operating results. An increase in activities evaluating potential business and growth opportunities resulted in an increase of approximately $0.6 million and $3.0 million, for the three and nine month periods, respectively, for costs paid to third parties for their assistance in these activities. Increases in general and administrative costs for both the three and nine month periods were partially offset due to the non-cash compensation expense we recorded in the three and nine month periods of 2010 related to the arrangements between our executive management team and our former general partner. Fluctuations in the market price of our Class A Common Units also affected equity compensation expense in the comparison of the three and nine month periods.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.1 million and $2.3 million between the three and nine month periods, respectively primarily as a result of an adjustment in the useful lives of certain of our intangible assets in the first quarter of 2011 and depreciation expense related to the assets related to the acquisition of the black oil barge transportation business of FMT. See Notes 3 and 6 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding the FMT acquisition and the change in useful lives of our intangible assets, respectively.

Interest expense, net.

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Genesis Facility and Notes:
Interest expense, credit facility, including commitment fees	$3,137	$3,533	$9,646	$7,522
Interest expense, senior unsecured notes	5,032	—	14,930	—
Amortization of credit facility and notes issuance fees	792	435	2,102	763
Write-off of facility fees	—	—	—	402
DG Marine Facility:
Interest expense and commitment fees	—	238	—	2,512
Interest rate swaps settlement	—	1,553	—	1,553
Write-off of facility fees	—	794	—	794
Interest income	(1)	(11)	(8)	(40)

Net interest expense	$8,960	$6,542	$26,670	$13,506

Interest expense on our credit facility decreased between the quarterly periods as our average debt balance decreased $61 million. In the latter part of 2010, our debt balance was higher primarily as a result of acquisitions. Cash flow from our operations as well as funds from an equity offering resulted in the decrease in our average debt balance. See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our July 2011 equity offering. Our average interest rate for borrowed funds under our credit facility between the quarterly periods was consistent at 3.2%. A reduction in the applicable margin under our credit facility as a result of an amendment in August 2011 was offset by an increase in market interest rates.

Interest expense on our credit facility increased between the nine month periods as our average debt balance increased $12.8 million. The increase in the average outstanding balance under our credit facility over the nine-month periods is attributable primarily to acquisitions in the second half of 2010. The average interest rate for borrowed funds increased by less than 1% over the nine-month periods, from 2.6% to 3.2%. When we amended and extended our credit facility in June 2010, our average interest rate increased to reflect market conditions at that time. However, interest expense was somewhat offset when we subsequently amended our credit facility in August 2011 reducing the applicable margins on our alternate base rate and Eurodollar borrowings, as discussed in Note 7 to our Unaudited Condensed Consolidated Financial Statements.

We also incurred interest expense, including amortization of notes issuance fees, of $5.3 million and $15.6 million during the quarter and first nine months of 2011, respectively in connection with the $250 million of senior unsecured notes issued in November 2010 to partially finance our acquisition of a 50% equity interest in Cameron Highway.

Interest expense in the first nine months of 2010 was also affected by interest on the DG Marine credit facility. In July of 2010, we eliminated this facility with borrowings under our credit facility.

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

Liquidity and Capital Resources

General

As of September 30, 2011, we had $402.8 million of borrowing capacity available under our $775 million senior secured bank revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs.

We continue to pursue a growth strategy that requires significant capital. On August 9, 2011, we completed the acquisition of the black oil barge transportation business of Florida Marine for $143.5 million ($141 million plus $2.5 million for fuel inventory and other costs). The transaction added 30 barges and 14 push boats to our marine fleet, which transport heavy refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the United States, including the Red, Ouachita and Mississippi Rivers.

As discussed above, in the fourth quarter of 2011, we expect to complete the previously announced transaction to acquire from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems, including its 28% interest in Poseidon Oil Pipeline Company, L.L.C., its 29% interest in Odyssey Pipeline L.L.C., and its 23% interest in the Eugene Island Pipeline System, for $205.76 million. We expect to finance the acquisition with the approximately $400 million of funds available under our revolving credit facility.

On April 11, 2011, we announced plans to expand our crude oil infrastructure in Texas through the acquisition and refurbishment of three crude oil tanks with barge dock access, and to increase our refinery services operating footprint to provide services to a refinery in Tulsa, Oklahoma.

Capital Resources

Our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital— including through equity and debt offerings (public and private) and other financing transactions and borrowings under our credit facility—and to implement our growth strategy successfully. No assurance can be made that we will be able to raise the necessary funds on satisfactory terms. If we are unable to raise the necessary funds, we may be required to defer our growth plans until such time as funds become available.

On August 19, 2011, we amended our senior secured revolving credit facility to increase the committed amount from $525 million to $775 million and the accordion feature from $125 million to $225 million, giving us the ability to expand the size of the facility up to an aggregate $1 billion for acquisitions or internal growth projects, with lender approval. The amendment also increased the inventory sublimit tranche from $75 million to $125 million. This inventory tranche is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Fourteen lenders participate in our credit facility, and we do not anticipate any of them being unable to satisfy their obligations under the credit facility.

In July 2011, we issued 7,350,000 Class A common units at $26.30, providing total net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $185 million. We used approximately $143.5 million of the proceeds from this offering to fund the purchase price and related transaction costs for our acquisition of the black oil barge transportation business of FMT. The remaining net proceeds of the offering were used for other purposes, including the repayment of borrowings outstanding under our credit facility.

Our Unaudited Condensed Consolidated Balance Sheet at September 30, 2011 includes total long-term debt of $617.9 million, consisting of $367.9 million outstanding under our credit facility and $250 million of senior unsecured notes due in 2018. Included in the $367.9 million outstanding under our credit facility is $47.9 million borrowed under the inventory sublimit tranche.

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

Net cash flows provided by our operating activities for the nine months ended September 30, 2011 were approximately $39.1 million. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more cash. At September 30, 2011, the cost of the inventory on our balance sheet increased by $34.3 million from December 31, 2010. Sales of inventory in late September 2011 that were collected in October 2011, combined with higher market prices, increased net accounts receivable at September 30, 2011 as compared to December 31, 2010.

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

Capital Expenditures, and Business and Asset Acquisitions

A summary of our expenditures for fixed assets and other asset acquisitions in the first nine months of 2011 and 2010 is as follows:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Capital expenditures for property, plant and equipment:
Maintenance capital expenditures:
Pipeline transportation assets	$231	$295
Supply and logistics assets	1,935	766
Refinery services assets	1,219	1,169
Other assets	248	29

Total maintenance capital expenditures	3,633	2,259
Growth capital expenditures:
Pipeline transportation assets	3,033	263
Supply and logistics assets	3,702	421
Refinery services assets	102	—
Information technology systems upgrade project	3,516	7,362

Total growth capital expenditures	10,353	8,046
Capital expenditures for asset purchases:
Acquisition of FMT assets	143,489	—

Total	143,489	—

Total capital expenditures	157,475	10,305

On August 9, 2011, we completed the acquisition of the black oil barge transportation business of FMT consisting of 30 barges (7 of which are sub-leased under similar terms of an existing FMT lease) and 14 pushboats for approximately $143.5 million ($141 million plus $2.5 million for fuel inventory and other costs).

Maintenance capital expenditures for 2011 are anticipated to total approximately $4 million to $5 million. While our 2012 budget for maintenance capital expenditures has not yet been finalized, we would expect to spend $4 million to $5 million per year on maintenance capital projects in future years.

On April 11, 2011, we announced two projects to increase the services we provide to producers and refiners. We acquired three above-ground storage tanks, located in Texas City, Texas, representing aggregate capacity of approximately 230,000 barrels that we will refurbish and convert into crude-oil-capable tanks. We also acquired an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system. We also are constructing a truck station and tankage at West Columbia, Texas, to be able to provide incremental transportation service for the Eagle Ford Shale and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area as well as markets accessible via barge from the new Texas City terminal. Once the refurbishment, tie-in and all interconnecting pipe is completed, estimated to be in the first quarter of 2012, we will be able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal. In connection with our activities in Texas, we are also constructing interconnecting pipeline and other required facilities to provide transportation services for all of the crude oil production from the Hastings field, near Alvin, Texas, which is in the very early stages of a CO2 tertiary recovery program. This connection will be completed in the fourth quarter of 2011.

We also entered into an agreement to install a new sour gas processing facility at Holly Refining and Marketing’s refinery complex located in Tulsa, Oklahoma. The new facility, expected to be completed no later than the fourth quarter of 2012, will remove a portion of the sulfur from the crude oil refined at Holly’s complex and result in potential additional capacity of 24,000 tons per year of NaHS.

We anticipate the total costs of these projects to be less than $30 million in total, which we expect will be incurred primarily in the fourth quarter of 2011 and first quarter of 2012. Through September 30, 2011, expenditures related to these projects totaled $5.7 million.

As discussed above, in the fourth quarter of 2011, we expect to complete the previously announced transaction to acquire from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems, including its 28% interest in Poseidon Oil Pipeline Company, L.L.C., its 29% interest in Odyssey Pipeline L.L.C., and its 23% interest in the Eugene Island Pipeline System, for $205.76 million.

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

Distributions to Unitholders

On November 14, 2011, we will pay a distribution of $0.4275 per common unit with respect to the third quarter of 2011 to common unitholders of record on November 3, 2011. This is the twenty-fifth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 8 to our Unaudited Condensed Consolidated Financial Statements.

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

The reconciliation of Available Cash before Reserves (a non-GAAP liquidity measure) to cash flow from operating activities (the GAAP measure) for the three months ended September 30, 2011 is as follows:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Net cash flows provided by operating activities (GAAP measure)	$29,724	$23,361
Adjustments to reconcile operating cash flows to Available Cash before Reserves:
Maintenance capital expenditures	(2,244)	(716)
Proceeds from sales of certain assets	3,269	46
Amortization and write-off of credit facility issuance fees	(792)	(1,229)
Effects of available cash generated by equity method investees not included in cash flows from operating activities	2,481	201
Loss of DG Marine in excess of distributable cash	—	1,686
Expenses related to acquiring or constructing assets that provide new sources of cash flow	1,008	449
Other items affecting available cash	1,892	(231)
Net effect of changes in operating accounts not included in calculation of Available Cash	1,703	4,559

Available Cash before Reserves	$37,041	$28,126

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

•

our ability to successfully identify and close strategic acquisitions on acceptable terms, develop or construct energy infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

•

the satisfaction of the closing conditions of strategic acquisitions (including obtaining third party consents and waivers of preferential rights) and unanticipated costs, liabilities or delays associated with such acquisitions;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our 2010 Annual Report on Form 10-K. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits.

3.1		Certificate of Limited Partnership of Genesis Energy, L.P. (“Genesis”) (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1, File No. 333-11545)

3.2		Amendment to the Certificate of Limited Partnership of Genesis (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-12295)

3.3		Fifth Amended and Restated Agreement of Limited Partnership of Genesis (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 3, 2011, File No. 001-12295)

3.4		Certificate of Conversion of Genesis Energy, Inc., a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 7, 2009, File No. 001-12295)

3.5		Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 7, 2009, File No. 001-12295)

3.6		Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 3, 2011, File No. 001-12295)

4.1		Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2007, File No. 001-12295)

10.1		Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 19, 2011, among Genesis Energy, L.P. as borrower, BNP Paribas as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 23, 2011, File No. 001-12295)

31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	*	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)
By:	GENESIS ENERGY, LLC, as General Partner

Date: November 8, 2011	By:	/S/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer