Form 10-Q
period 2012-03-31
GENESIS ENERGY LP
filed 2012-05-04
CIK 1022321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Class A Common Units outstanding as of May 1, 2012 was 79,424,522.

GENESIS ENERGY, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,324	$10,817
Accounts receivable - trade, net	293,871	237,989
Inventories	103,432	101,124
Other	30,504	26,174

Total current assets	442,131	376,104
FIXED ASSETS, at cost	617,611	541,138
Less: Accumulated depreciation	(131,928)	(124,213)

Net fixed assets	485,683	416,925

NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	161,235	162,460
EQUITY INVESTEES	536,749	326,947
INTANGIBLE ASSETS, net of amortization	88,444	93,356
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	30,987	30,006

TOTAL ASSETS	$2,070,275	$1,730,844

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$251,849	$199,357
Accrued liabilities	43,036	50,071

Total current liabilities	294,885	249,428

SENIOR SECURED CREDIT FACILITY	438,200	409,300
SENIOR UNSECURED NOTES	350,981	250,000
DEFERRED TAX LIABILITIES	12,512	12,549
OTHER LONG-TERM LIABILITIES	23,108	16,929
COMMITMENTS AND CONTINGENCIES (Note 15)

PARTNERS’ CAPITAL:
Common unitholders, 79,465 and 71,965 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	950,589	792,638

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,070,275	$1,730,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Supply and logistics	$865,489	$627,797
Refinery services	48,045	47,546
Pipeline transportation services	19,409	14,455

Total revenues	932,943	689,798

COSTS AND EXPENSES:
Supply and logistics product costs	808,095	597,139
Supply and logistics operating costs	37,916	24,225
Refinery services operating costs	30,779	29,586
Pipeline transportation operating costs	5,052	4,070
General and administrative	9,592	8,054
Depreciation and amortization	15,035	13,903
Net gain on disposal of surplus assets	(256)	(11)

Total costs and expenses	906,213	676,966

OPERATING INCOME	26,730	12,832

Equity in earnings of equity investees	3,492	3,197
Interest expense	(10,596)	(8,699)

Income before income taxes	19,626	7,330
Income tax expense	(22)	(300)

NET INCOME	$19,604	$7,030

NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.27	$0.11

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	72,836	64,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Number of Common Units		Partners’ Capital
	2012	2011	2012	2011
Partners’ capital, January 1	71,965	64,615	$792,638	$669,264
Net income	—	—	19,604	7,030
Cash distributions	—	—	(31,677)	(25,846)
Issuance of common units for cash	5,750	—	169,524	—
Conversion of waiver units	1,738	—	—	—
Other	12	—	500	—

Partners’ capital, March 31	79,465	64,615	$950,589	$650,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENESIS ENERGY, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,604	$7,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	15,035	13,903
Amortization of debt issuance costs and premium	880	655
Amortization of unearned income and initial direct costs on direct financing leases	(4,241)	(4,349)
Payments received under direct financing leases	5,462	5,462
Equity in earnings of investments in equity investees	(3,492)	(3,197)
Cash distributions of earnings of equity investees	5,911	4,217
Non-cash effect of equity-based compensation plans	123	(135)
Deferred and other tax liabilities	(37)	145
Unrealized (gains) losses on derivative transactions	(1,992)	6,460
Other, net	(63)	426
Net changes in components of operating assets and liabilities (See Note 12)	(17,268)	(32,722)

Net cash provided by (used in) operating activities	19,922	(2,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(47,473)	(5,489)
Cash distributions received from equity investees - return of investment	4,314	2,283
Investments in equity investees	(33,542)	(194)
Acquisitions	(205,576)	—
Other, net	262	(20)

Net cash used in investing activities	(282,015)	(3,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	509,200	127,600
Bank repayments	(480,300)	(98,100)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—
Senior unsecured notes issuance costs	(2,584)	—
Issuance of common units for cash, net	169,524	—
Distributions to common unitholders	(31,677)	(25,846)
Other, net	437	264

Net cash provided by financing activities	265,600	3,918

Net increase (decrease) in cash and cash equivalents	3,507	(1,607)
Cash and cash equivalents at beginning of period	10,817	5,762

Cash and cash equivalents at end of period	$14,324	$4,155

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation

Organization

We are a growth-oriented limited partnership focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, barges and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following three divisions that constitute our reportable segments:

•	Pipeline transportation of interstate, intrastate and offshore crude oil, and, to a lesser extent, carbon dioxide (or CO2);

•

Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and sale of the related by-product, sodium hydrosulfide (or “NaHS”, commonly pronounced nash); and

•	Supply and logistics services, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products and, on a smaller scale, CO2.

Basis of Presentation and Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries, including Genesis Energy, LLC, our general partner.

Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

2. Recent Accounting Developments

Recently Issued

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring new disclosures for financial instruments and derivative instruments that are eligible for offset in the statement of financial position or subject to a master netting arrangement. The new guidance is effective for us beginning January 1, 2013 and is not expected to have a material impact on our financial position, results of operations or cash flows.

Recently Adopted

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The guidance became effective for us on January 1, 2012 and it did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income became effective for us on January 1, 2012 and its adoption did not impact our Unaudited Condensed Consolidated Financial Statements. The guidance pertaining to reclassifying items out of accumulated other comprehensive income has been deferred and will be effective for us beginning January 1, 2013. The adoption of the deferred guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition

On January 3, 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The acquired pipeline interests include a 28% interest in Poseidon Oil Pipeline Company, L.L.C. (or “Poseidon”), a 100% interest in Marathon Offshore Pipeline, LLC (subsequently re-named GEL Offshore Pipeline, LLC, or “GOPL”) and a 29% interest in Odyssey Pipeline L.L.C. (or “Odyssey”). GOPL owns a 23% interest in the Eugene Island crude oil pipeline system and a 100% interest in two smaller offshore pipelines. The purchase price, net of post-closing adjustments, was $205.6 million. We funded the purchase price with cash available under our credit facility. We account for our interests in Poseidon and Odyssey under the equity method of accounting. We have recorded the assets acquired and liabilities assumed of GOPL in the Unaudited Condensed Consolidated Financial Statements at their estimated fair values on a preliminary basis. Management developed these preliminary fair values. We have reflected the financial results of the acquired pipeline interests in our pipeline transportation segment from the date of acquisition.

The Poseidon pipeline system is comprised of a 367-mile network of crude oil pipelines, varying in diameter from 16 to 24 inches, with capacity to deliver approximately 400,000 barrels per day of crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. The Eugene Island pipeline system is primarily comprised of a 183-mile network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, with capacity to deliver approximately 200,000 barrels per day of crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. The Odyssey pipeline system is comprised of a 120-mile network of crude oil pipelines, varying in diameter from 12 to 20 inches, with capacity to deliver up to 300,000 barrels per day of crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana.

Our Unaudited Condensed Consolidated Financial Statements include the results of the acquired pipeline interests since the effective closing date of the acquisition on January 1, 2012. The following table presents selected financial information included in our Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012:

Revenues	$1,822
Equity in earnings of equity investees	$2,656
Net income	$3,523

The table below presents selected unaudited pro forma financial information for the three months ended March 31, 2011 incorporating the historical results of the acquired pipeline interests. The pro forma financial information below has been prepared as if the acquisition had been completed at the beginning of the prior year and is based upon assumptions deemed appropriate by us and may not be indicative of actual results.

Three Months Ended March 31,
2011
Pro forma earnings data:
Revenues	$691,554
Equity in earnings of equity investees	$5,515
Net income	$8,631

Basic and diluted earnings per unit:

As reported net income per unit	$0.11
Pro forma net income per unit	$0.13
As reported units outstanding	64,615
Pro forma units outstanding	64,615

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

The major components of inventories were as follows:

	March 31, 2012	December 31, 2011
Crude oil	$9,991	$11,701
Petroleum products	76,494	70,769
Caustic soda	11,570	11,312
NaHS	5,369	7,337
Other	8	5

Total inventories	$103,432	$101,124

At March 31, 2012 and December 31, 2011, market values of our inventories exceeded recorded costs.

5. Fixed Assets and Asset Retirement Obligations

Fixed Assets

Fixed assets consisted of the following:

	March 31, 2012	December 31, 2011
Land, buildings and improvements	$13,207	$13,140
Pipelines and related assets	196,790	167,865
Machinery and equipment	47,342	46,233
Transportation equipment	20,902	21,732
Marine vessels	293,106	262,216
Office equipment, furniture and fixtures	4,072	3,778
Construction in progress	30,144	14,236
Other	12,048	11,938

Fixed assets, at cost	617,611	541,138
Accumulated depreciation	(131,928)	(124,213)

Net fixed assets	$485,683	$416,925

Depreciation expense was $8.8 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively.

Asset Retirement Obligations

A reconciliation of our liability for asset retirement obligations is as follows:

Asset retirement obligations as of December 31, 2011	$5,900
Liabilities incurred and assumed in the current period	5,995
Accretion expense	200

Asset retirement obligations as of March 31, 2012	$12,095

During the three months ended March 31, 2012, we assumed asset retirement obligations of $5.9 million related to pipelines in connection with our acquisition of GOPL. See Note 3 for information related to our acquisitions.

6. Equity Investees

We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2012 and December 31, 2011, the unamortized excess cost amounts totaled $241.7 million and $97.8 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2012	2011
Genesis’ share of operating earnings	$6,038	$4,339
Amortization of excess purchase price	(2,546)	(1,142)

Net equity in earnings	$3,492	$3,197

Distributions received	$10,225	$6,500

The combined balance sheet information and results of operations data of our equity investees were as follows:

	March 31, 2012	December 31, 2011
Balance Sheet Data:
Current assets	$65,330	$12,732
Fixed assets, net	734,697	441,894
Other assets	16,736	18,000

Total assets	$816,763	$472,626

Current liabilities	$66,967	$5,891
Other liabilities	108,506	8,536
Equity	641,290	458,199

Total liabilities and combined equity	$816,763	$472,626

	Three Months Ended March 31,
	2012	2011
Income Statement Data:
Revenues	$37,518	$18,247
Operating income	$19,396	$9,017
Net income	$18,675	$8,950

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets

The following table reflects the components of intangible assets being amortized as of:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery services customer relationships	$94,654	$63,875	$30,779	$94,654	$62,111	$32,543
Supply and logistics customer relationships	35,430	24,289	11,141	35,430	23,584	11,846
Refinery services supplier relationships	36,469	34,696	1,773	36,469	34,105	2,364
Refinery services licensing agreements	38,678	20,330	18,348	38,678	19,476	19,202
Supply and logistics trade names	18,888	18,053	835	18,888	17,048	1,840
Intangibles associated with supply and logistics lease	13,260	2,210	11,050	13,260	2,092	11,168
Other	17,895	3,377	14,518	17,292	2,899	14,393

Total	$255,274	$166,830	$88,444	$254,671	$161,315	$93,356

Amortization expense on intangible assets was $5.5 million and $7.2 million for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization for each of the next five years is as follows: remainder of 2012 – $14.6 million; 2013 – $14.5 million; 2014 –$12.2 million; 2015 – $10.4 million; and 2016 – $8.9 million.

8. Debt

At March 31, 2012 and December 31, 2011, our obligations under debt arrangements consisted of the following:

	March 31, 2012	December 31, 2011
Senior secured credit facility	$438,200	$409,300
7.875% senior unsecured notes (including unamortized premium of $981 and $0 in 2012 and 2011, respectively)	350,981	250,000

Total long-term debt	$789,181	$659,300

We believe we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indenture as of March 31, 2012.

Senior Unsecured Notes Issuance

On February 1, 2012, we issued an additional $100 million of aggregate principal amount of senior unsecured notes under our existing 7.875% senior unsecured notes due 2018 indenture. The notes were issued at 101% of face value at an effective interest rate of 7.682%. The notes have the same terms and conditions as the notes previously issued under the indenture. The issuance increased the total aggregate principal amount under the indenture to $350 million. The net proceeds were used to repay borrowings under our credit facility.

Senior Secured Credit Facility

At March 31, 2012, we had $438.2 million borrowed under our $775 million senior secured credit facility, with $75.6 million of the borrowed amount designated as a loan under the inventory sublimit. The credit facility can be increased up to $1 billion, subject to lender approval. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $4.9 million was outstanding at March 31, 2012. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of June 30, 2015. The total amount available for borrowings under our credit facility at March 31, 2012 was $331.9 million.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Partners’ Capital and Distributions

On March 28, 2012, we issued 5,750,000 Class A common units in a public offering at a price of $30.80 per unit. We received proceeds, net of underwriting discounts and offering costs, of $169.5 million from the offering. The net proceeds were used for general corporate purposes, including the repayment of borrowings under our credit facility. At March 31, 2012, our outstanding common units consisted of 79,424,522 Class A units and 39,997 Class B units.

Waiver Units

Our waiver units are non-voting securities entitled to a minimal preferential quarterly distribution. At issuance our waiver units were comprised of four classes (designated Class 1, Class 2, Class 3 and Class 4) of 1,750,000 authorized units each, of which 1,738,000 units of each class have been issued. The waiver units in each class are convertible into Class A common units in the calendar quarter at a 1:1 conversion rate during which each of our common units receives a specified minimum quarterly distribution and our distribution coverage ratio (after giving effect to the then convertible waiver units) would be at least 1.1 times. The minimum distribution per common unit required for conversion is $0.43 (Class 1), $0.46 (Class 2), $0.49 (Class 3) and $0.52 (Class 4). On February 14, 2012, our Class 1 waiver units became convertible as we paid a distribution of $0.44 per common unit and satisfied the conversion coverage ratio requirement. All Class 1 waiver units were converted into common units by March 31, 2012. At March 31, 2012, we had 5,214,099 waiver units outstanding comprised of the last three classes.

Distributions

We paid or will pay the following distributions in 2011 and 2012:

Distribution For	Date Paid	Per Unit Amount	Total Amount
Fourth quarter 2010	February 2011	$0.4000	$25,846
First quarter 2011	May 2011	$0.4075	$26,343
Second quarter 2011	August 2011	$0.4150	$29,878
Third quarter 2011	November 2011	$0.4275	$30,777
Fourth quarter 2011	February 2012	$0.4400	$31,677
First quarter 2012	May 2012(1)	$0.4500	$35,759

(1)	This distribution will be paid on May 15, 2012 to unitholders of record as of May 1, 2012.

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

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended March 31, 2012
Segment margin (a)	$25,347	$17,249	$17,656	$60,252

Capital expenditures (b)	$246,428	$910	$40,831	$288,169

Revenues:
External customers	$14,976	$50,373	$867,594	$932,943
Intersegment (c)	4,433	(2,328)	(2,105)	—

Total revenues of reportable segments	$19,409	$48,045	$865,489	$932,943

Three Months Ended March 31, 2011
Segment margin (a)	$17,682	$17,948	$13,525	$49,155

Capital expenditures (b)	$448	$280	$308	$1,036

Revenues:
External customers	$12,593	$49,583	$627,622	$689,798
Intersegment (c)	1,862	(2,037)	175	—

Total revenues of reportable segments	$14,455	$47,546	$627,797	$689,798

Total assets by reportable segment were as follows:

	March 31, 2012	December 31, 2011
Pipeline Transportation	$836,924	$594,728
Refinery Services	420,039	426,993
Supply & Logistics	762,686	659,576
Other assets	50,626	49,547

Total consolidated assets	$2,070,275	$1,730,844

(a)	A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2012	2011
Segment Margin	$60,252	$49,155
Corporate general and administrative expenses	(8,621)	(7,384)
Depreciation and amortization	(15,035)	(13,903)
Net gain on disposal of surplus assets	256	11
Interest expense	(10,596)	(8,699)
Distributable cash from equity investees in excess of equity in earnings	(6,733)	(3,303)
Non-cash items not included in segment margin	1,324	(7,434)
Cash payments from direct financing leases in excess of earnings	(1,221)	(1,113)

Income before income taxes	$19,626	$7,330

(b)	Capital expenditures include fixed asset additions and acquisitions of businesses and equity investees. For the three months ended March 31, 2012, capital spending in our Pipeline Transportation segment included $205.6 million for the acquisition of interests in several Gulf of Mexico pipelines and $33.5 million for our share of construction costs in connection with our joint venture in the planned SEKCO pipeline. Capital spending in our Supply and Logistics segment included $30.6 million for the purchase of barge assets during the three months ended March 31, 2012.
(c)	Intersegment sales were conducted on an arm’s length basis.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Transactions with Related Parties

Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2012	2011
Petroleum products sales to an affiliate of the Robertson Group (1)	$10,188	$9,721
Marine operating fuel and expenses provided by an affiliate of the Robertson Group (1)	1,957	1,040
Sales of CO2 to Sandhill Group, LLC (2)	613	543
Petroleum products sales to Davison family businesses (1)	312	242
Amounts paid to our CEO in connection with the use of his aircraft	150	—

(1)	The Robertson Group owned 9% of our Class A common units and 74% of our Class B common units at March 31, 2012. The Davison family owned 16% of our Class A common units at March 31, 2012.
(2)	We own a 50% interest in Sandhill Group, LLC.

Amounts due to and from Related Parties

At March 31, 2012 and December 31, 2011, an affiliate of the Robertson Group owed us $3 million and $1.9 million, respectively, for petroleum product sales. We owed the affiliate $0.2 million and $0.1 million, respectively, for marine related costs. Sandhill Group, LLC owed us $0.2 million at both March 31, 2012 and December 31, 2011 for purchases of CO2.

12. Supplemental Cash Flow Information

The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2012	2011
(Increase) decrease in:
Accounts receivable	$(55,904)	$(96,899)
Inventories	(2,307)	20,211
Other current assets	(2,327)	(7,890)
Increase (decrease) in:
Accounts payable	52,055	51,249
Accrued liabilities	(8,785)	607

Net changes in components of operating assets and liabilities	$(17,268)	$(32,722)

Payments of interest and commitment fees were $5.2 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, we had incurred liabilities for fixed and intangible asset additions totaling $4.1 million and $0.6 million, respectively, that had not been paid at the end of the first quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

13. Derivatives

At March 31, 2012, we had the following outstanding derivative commodity futures and options contracts that were entered into to hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	98	44
Weighted average contract price per bbl	$117.61	$114.33

Heating oil futures:
Contract volumes (1,000 bbls)	113
Weighted average contract price per gal	$3.19

RBOB gasoline futures:
Contract volumes (1,000 bbls)	81	4
Weighted average contract price per gal	$3.33	$3.39

#6 Fuel oil futures:
Contract volumes (1,000 bbls)	275
Weighted average contract price per bbl	$108.38

Crude oil options:
Contract volumes (1,000 bbls)	350	100
Weighted average premium received	$1.63	$0.28

Heating oil options:
Contract volumes (1,000 bbls)	40
Weighted average premium received	$0.08

RBOB gasoline options:
Contract volumes (1,000 bbls)	10
Weighted average premium received	$0.08

Financial Statement Impacts

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2012 and December 31, 2011:

Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2012		December 31, 2011
	Asset Derivatives
Commodity derivatives - futures and call options:
Undesignated hedges	Other Current Assets	$425		$306

Total asset derivatives		$425		$306

	Liability Derivatives
Commodity derivatives - futures and call options:
Undesignated hedges	Other Current Assets	$(947	)(1)	$(2,820	)(1)

Total liability derivatives		$(947)		$(2,820)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets in Other Current Assets.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

	Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	Location	2012	2011
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply & Logistics Product Costs	$—	$(261)
Contracts not considered hedges under accounting guidance	Supply & Logistics Product Costs	(10,711)	(18,253)

Total commodity derivatives		$(10,711)	$(18,514)

14. Fair-Value Measurements

We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value: Level 1 fair values are based on observable inputs such as quoted prices in active markets; Level 2 fair values are based on pricing inputs other than quoted prices in active markets and are either directly or indirectly observable as of the measurement date; and Level 3 fair values are based on unobservable inputs in which little or no market data exists. As required by fair value accounting guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value at March 31, 2012			Fair Value at December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$425	$—	$—	$306	$—	$—
Liabilities	$(947)	$—	$—	$(2,820)	$—	$—

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.

See Note 13 for additional information on our derivative instruments.

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill, (2) valuing asset retirement obligations, and (3) valuing potential impairment loss related to long-lived assets.

Other Fair Value Measurements

We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates for similar instruments with comparable maturities. At March 31, 2012, our senior unsecured notes had a carrying value of $351 million and a fair value of $358.8 million, compared to $250 million and $253.1 million, respectively, at December 31, 2011. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

15. Contingencies

We are subject to various environmental laws and regulations. Policies and procedures are in place to monitor compliance and to detect and address any material releases of crude oil from our pipelines or other facilities; however, no assurance can be made that such environmental releases may not substantially affect our business.

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We are subject to lawsuits in the normal course of business, as well as examinations by tax and other regulatory authorities. We do not expect such matters presently pending to have a material effect on our financial position, results of operations, or cash flows.

16. Condensed Consolidating Financial Information

Our $350 million aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. Each subsidiary guarantor and the subsidiary co-issuer are 100% owned, directly or indirectly, by Genesis Energy, L.P. See Note 8 for additional information regarding our consolidated debt obligations. The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet

March 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$—	$13,885	$436	$—	$14,324
Other current assets	721,386	—	403,154	34,741	(731,474)	427,807

Total current assets	721,389	—	417,039	35,177	(731,474)	442,131

Fixed Assets, at cost	—	—	520,490	97,121	—	617,611
Less: Accumulated depreciation	—	—	(121,469)	(10,459)	—	(131,928)

Net fixed assets	—	—	399,021	86,662	—	485,683

Goodwill	—	—	325,046	—	—	325,046
Other assets, net	16,457	—	269,766	161,234	(166,791)	280,666
Equity investees	—	—	536,749	—	—	536,749
Investments in subsidiaries	1,010,240	—	97,158	—	(1,107,398)	—

Total assets	$1,748,086	$—	$2,044,779	$283,073	$(2,005,663)	$2,070,275

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$8,316	$—	$1,000,420	$17,305	$(731,156)	$294,885
Senior secured credit facility	438,200	—	—	—	—	438,200
Senior unsecured notes	350,981	—	—	—	—	350,981
Deferred tax liabilities	—	—	12,512	—	—	12,512
Other liabilities	—	—	20,854	168,860	(166,606)	23,108

Total liabilities	797,497	—	1,033,786	186,165	(897,762)	1,119,686

Partners’ capital	950,589	—	1,010,993	96,908	(1,107,901)	950,589

Total liabilities and partners’ capital	$1,748,086	$—	$2,044,779	$283,073	$(2,005,663)	$2,070,275

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet

December 31, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$—	$9,182	$1,632	$—	$10,817
Other current assets	597,966	—	341,131	31,897	(605,707)	365,287

Total current assets	597,969	—	350,313	33,529	(605,707)	376,104

Fixed Assets, at cost	—	—	444,262	96,876	—	541,138
Less: Accumulated depreciation	—	—	(114,655)	(9,558)	—	(124,213)

Net fixed assets	—	—	329,607	87,318	—	416,925

Goodwill	—	—	325,046	—	—	325,046
Other assets, net	14,773	—	276,450	162,373	(167,774)	285,822
Equity investees	—	—	326,947	—	—	326,947
Investments in subsidiaries	841,725	—	96,303	—	(938,028)	—

Total assets	$1,454,467	$—	$1,704,666	$283,220	$(1,711,509)	$1,730,844

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$2,529	$—	$835,013	$17,562	$(605,676)	$249,428
Senior secured credit facility	409,300	—	—	—	—	409,300
Senior unsecured notes	250,000	—	—	—	—	250,000
Deferred tax liabilities	—	—	12,549	—	—	12,549
Other liabilities	—	—	14,673	169,842	(167,586)	16,929

Total liabilities	661,829	—	862,235	187,404	(773,262)	938,206

Partners’ capital	792,638	—	842,431	95,816	(938,247)	792,638

Total liabilities and partners’ capital	$1,454,467	$—	$1,704,666	$283,220	$(1,711,509)	$1,730,844

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$859,907	$32,179	$(26,597)	$865,489
Refinery services	—	—	48,596	2,645	(3,196)	48,045
Pipeline transportation services	—	—	12,916	6,493	—	19,409

Total revenues	—	—	921,419	41,317	(29,793)	932,943

COSTS AND EXPENSES:
Supply and logistics costs	—	—	843,868	28,740	(26,597)	846,011
Refinery services operating costs	—	—	30,641	3,049	(2,911)	30,779
Pipeline transportation operating costs	—	—	4,834	218	—	5,052
General and administrative	—	—	9,562	30	—	9,592
Depreciation and amortization	—	—	14,143	892	—	15,035
Net gain on disposal of surplus assets	—	—	(256)	—	—	(256)

Total costs and expenses	—	—	902,792	32,929	(29,508)	906,213

OPERATING INCOME	—	—	18,627	8,388	(285)	26,730
Equity in earnings of subsidiaries	30,168	—	4,322	—	(34,490)	—
Equity in earnings of equity investees		—	3,492	—		3,492
Interest (expense) income, net	(10,564)	—	4,154	(4,186)	—	(10,596)

Income before income taxes	19,604	—	30,595	4,202	(34,775)	19,626
Income tax (expense) benefit	—	—	(95)	73	—	(22)

NET INCOME	$19,604	$—	$30,500	$4,275	$(34,775)	$19,604

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$627,797	$—	$—	$627,797
Refinery services	—	—	47,510	4,480	(4,444)	47,546
Pipeline transportation services	—	—	7,921	6,534	—	14,455

Total revenues	—	—	683,228	11,014	(4,444)	689,798

COSTS AND EXPENSES:
Supply and logistics costs	—	—	621,364	—	—	621,364
Refinery services operating costs	—	—	29,518	4,220	(4,152)	29,586
Pipeline transportation operating costs	—	—	3,909	161	—	4,070
General and administrative	—	—	8,054	—	—	8,054
Depreciation and amortization	—	—	13,254	649	—	13,903
Net gain on disposal of surplus assets	—	—	(11)	—	—	(11)

Total costs and expenses	—	—	676,088	5,030	(4,152)	676,966

OPERATING INCOME	—	—	7,140	5,984	(292)	12,832
Equity in earnings of subsidiaries	15,708	—	1,716	—	(17,424)	—
Equity in earnings of equity investees	—	—	3,197	—	—	3,197
Interest (expense) income, net	(8,678)	—	4,259	(4,280)	—	(8,699)

Income before income taxes	7,030	—	16,312	1,704	(17,716)	7,330
Income tax expense	—	—	(264)	(36)	—	(300)

NET INCOME	$7,030	$—	$16,048	$1,668	$(17,716)	$7,030

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(110,241)	$—	$147,523	$3,207	$(20,567)	$19,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(47,228)	(245)	—	(47,473)
Cash distributions received from equity investees - return of investment	14,602	—	4,314	—	(14,602)	4,314
Investments in equity investees	(169,524)	—	(33,860)	—	169,842	(33,542)
Acquisitions	—	—	(205,576)	—	—	(205,576)
Repayments on loan to non-guarantor subsidiary	—	—	981	—	(981)	—
Other, net	—	—	580	(318)	—	262

Net cash (used in) provided by investing activities	(154,922)	—	(280,789)	(563)	154,259	(282,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	509,200	—	—	—	—	509,200
Bank repayments	(480,300)	—	—	—	—	(480,300)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—	—	—	—	101,000
Senior unsecured notes issuance costs	(2,584)	—	—	—	—	(2,584)
Issuance of ownership interests to partners for cash	169,524	—	169,524	—	(169,524)	169,524
Distributions to partners/owners	(31,677)	—	(31,677)	(3,182)	34,859	(31,677)
Other, net	—	—	122	(658)	973	437

Net cash provided by (used in) financing activities	265,163	—	137,969	(3,840)	(133,692)	265,600

Net increase (decrease) in cash and cash equivalents	—	—	4,703	(1,196)	—	3,507
Cash and cash equivalents at beginning of period	3	—	9,182	1,632	—	10,817

Cash and cash equivalents at end of period	$3	$—	$13,885	$436	$—	$14,324

GENESIS ENERGY, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(29,497)	$—	$26,800	$585	$7	$(2,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(5,489)	—	—	(5,489)
Cash distributions received from equity investees - return of investment	25,846	—	2,283	—	(25,846)	2,283
Investments in equity investees	—	—	(194)	—	—	(194)
Repayments on loan to non-guarantor subsidiary	—	—	887	—	(887)	—
Other, net	—	—	(20)	—	—	(20)

Net cash provided by (used in) investing activities	25,846	—	(2,533)	—	(26,733)	(3,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank borrowings	127,600	—	—	—	—	127,600
Bank repayments	(98,100)	—	—	—	—	(98,100)
Distributions to partners/owners	(25,846)	—	(25,846)	—	25,846	(25,846)
Other, net	—	—	264	(880)	880	264

Net cash provided by (used in) financing activities	3,654	—	(25,582)	(880)	26,726	3,918

Net increase (decrease) in cash and cash equivalents	3	—	(1,315)	(295)	—	(1,607)
Cash and cash equivalents at beginning of period	1	—	5,082	679	—	5,762

Cash and cash equivalents at end of period	$4	$—	$3,767	$384	$—	$4,155

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K.

Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Acquisition

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements

Overview

We reported net income of $19.6 million, or $0.27 per common unit during the three months ended March 31, 2012 (“2012 Quarter”) compared to net income of $7 million or $0.11 per common unit during the three months ended March 31, 2011 (“2011 Quarter”). The significant factors affecting net income were improved operating results by our business segments partially offset by increases in general and administrative expense, depreciation and amortization expense and interest costs. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.

Segment Margin (as described below in “Financial Measures”) increased by $11.1 million, or 23%, in the 2012 Quarter, as compared to the 2011 Quarter. This increase resulted from improvement in Segment Margin in our pipeline transportation and supply and logistics segments of 43% and 31%, respectively, partially offset by a 4% decrease in our refinery services segment. The contribution from our recently acquired interests in the Gulf of Mexico pipelines, higher crude oil tariff revenues and increased sales of pipeline loss allowances were the primary factors increasing pipeline transportation Segment Margin. Our refinery services Segment Margin decreased as a result of lower volumes partially offset by higher average product prices per dry short ton. Our supply and logistics segment benefited from acquisitions and other growth initiatives completed in the second half of 2011.

Available Cash before Reserves increased $7.8 million, or 24%, in the 2012 Quarter to $39.6 million reflecting the increase in net income described above. See “Financial Measures” below for additional information on Available Cash before Reserves.

Distribution Increase

In April 2012, we declared our twenty-seventh consecutive increase in our quarterly distribution to our common unitholders relative to the first quarter of 2012. During this period, twenty-two of those quarterly increases have been 10% or greater year-over-year. In May 2012, we will pay a distribution of $0.45 per unit representing a 10.4% increase from our distribution of $0.4075 per unit for the first quarter of 2011. During the first quarter of 2012, we paid a distribution of $0.44 per unit related to the fourth quarter of 2011.

Acquisition

In January 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The acquired pipeline interests include a 28% interest in Poseidon Oil Pipeline Company, L.L.C. (or “Poseidon”), a 100% interest in Marathon Offshore Pipeline, LLC (subsequently re-named GEL Offshore Pipeline, LLC, or “GOPL”) and a 29% interest in Odyssey Pipeline L.L.C. (or “Odyssey”). GOPL owns a 23% interest in the Eugene Island crude oil pipeline system and a 100% interest in two smaller offshore pipelines. The purchase price, net of post-closing adjustments, was $205.6 million. We funded the purchase price with cash available under our credit facility.

This acquisition complements our existing infrastructure in the Gulf of Mexico and enhances our ability to provide capacity and market optionality to producers for their existing and future developments as well as our refining customers onshore Texas and Louisiana. The Poseidon pipeline system is comprised of a 367-mile network of crude oil pipelines, varying in diameter from 16 to 24 inches, with capacity to deliver approximately 400,000 barrels per day of crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. Affiliates of Enterprise Products and Shell each own a 36% interest in Poseidon. An affiliate of Enterprise Products serves as the operator of Poseidon. The Eugene Island pipeline system is primarily comprised of a 183-mile network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, with capacity to deliver approximately 200,000 barrels per day of crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon-Mobil, Chevron-Texaco, ConocoPhillips and Shell. An affiliate of Shell serves as the operator of Eugene Island. The Odyssey pipeline system is comprised of a 120-mile network of crude oil pipelines, varying in diameter from 12 to 20 inches, with capacity to deliver up to 300,000 barrels per day of crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey, and an affiliate of Shell serves as the operator of Odyssey.

Financial Measures

In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations. Those two measures are Segment Margin and Available Cash before Reserves.

Segment Margin

We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant, and maintenance capital investment. A reconciliation of Segment Margin to income before income taxes is included in our segment disclosures in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

Available Cash before Reserves

This quarterly report includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP. The accompanying schedule below provides a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts, and other market participants.

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

Available Cash before Reserves is a performance measure used by our management to compare cash flows generated by us to the cash distribution paid to our common unitholders. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investment. Specifically, this financial measure aids investors in determining whether or not we are generating cash flows at a level that can support a quarterly cash distribution to the partners. Lastly, Available Cash before Reserves is the quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

Available Cash before Reserves is net income as adjusted for specific items, the most significant of which are the addition of non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets) and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows, and the subtraction of maintenance capital expenditures, which are expenditures that are necessary to sustain existing (but not to provide new sources of) cash flows. Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$19,604	$7,030
Depreciation and amortization	15,035	13,903
Cash received from direct financing leases not included in income	1,221	1,113
Effects of distributable cash generated by equity method investees not included in income	6,733	3,303
Cash effects of equity-based compensation plans	(1,577)	(1,178)
Non-cash equity-based compensation expense	976	513
Expenses related to acquiring or constructing assets that provide new sources of cash flow	608	1,055
Unrealized (gain) loss on derivative transactions excluding fair value hedges	(1,992)	6,674
Maintenance capital expenditures	(1,213)	(779)
Non-cash tax (benefit) expense	(37)	145
Other items, net	259	87

Available Cash before Reserves	$39,617	$31,866

Results of Operations

Revenues and Costs and Expenses

Our revenues for the 2012 Quarter increased $243.1 million, or 35% from the 2011 Quarter. Additionally, our costs and expenses increased $229.2 million, or 34% between the two periods. The majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between the two first quarter periods is primarily attributable to the fluctuations in the market prices for crude oil and petroleum products, our acquisitions and increased volumes from our operations as described below. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange, as an example, increased 9.4% to $102.93 per barrel in the first quarter of 2012, as compared to $94.10 per barrel in the first quarter of 2011.

Segment Margin

The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Pipeline transportation	$25,347	$17,682
Refinery services	17,249	17,948
Supply and logistics	17,656	13,525

Total Segment Margin	$60,252	$49,155

Pipeline Transportation Segment

Operating results and volumetric data for our pipeline transportation segment are presented below.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$6,791	$5,333
Segment margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	10,614	5,519
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,591	6,646
Sales of crude oil pipeline loss allowance volumes	3,253	1,519
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(3,369)	(2,590)
Payments received under direct financing leases not included in income	1,221	1,113
Other	246	142

Segment Margin	$25,347	$17,682

Volumetric Data (Bbls per day unless otherwise noted):
Onshore crude oil pipelines:
Jay	18,820	14,940
Texas	44,535	46,849
Mississippi	18,263	20,631
Offshore crude oil pipelines:
CHOPS	101,528	170,709
Poseidon (1)	189,746	—
Odyssey (1)	40,068	—
GOPL (1)	24,608	—
CO2 pipeline (Mcf/day):
Free State	178,012	174,995

(1)	Acquired in January 2012.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Pipeline transportation Segment Margin for the 2012 Quarter increased $7.7 million, or 43%. The significant components of this change were as follows:

•	Crude oil tariff revenues of onshore crude oil pipelines increased $1.5 million primarily due to upward tariff indexing for our FERC regulated pipelines effective in July 2011.

•

Segment Margin from our offshore crude oil pipelines increased $5.1 million reflecting a $7.6 million contribution from our recently acquired interests in the Gulf of Mexico pipelines. The increase was partially offset by lower volumes transported on CHOPS of approximately 69,000 barrels per day as result of ongoing improvements by producers at the connected production fields. Distributable cash generated by CHOPS declined by $2.5 million from the 2011 Quarter.

•	An increase in revenues from sales of pipeline loss allowance volumes improved Segment Margin by $1.7 million primarily related to the increase in crude oil prices from the 2011 Quarter.

Refinery Services Segment

Operating results for our refinery services segment were as follows:

	Three Months Ended
	March 31,
	2012	2011
Volumes sold:
NaHS volumes (Dry short tons “DST”)	33,765	37,233
NaOH (caustic soda) volumes (DST)	20,918	24,640

Total	54,683	61,873

Revenues (in thousands):
NaHS revenues	$36,795	$36,799
NaOH (caustic soda) revenues	11,828	10,239
Other revenues	1,750	2,545

Total external segment revenues	$50,373	$49,583

Segment Margin	$17,249	$17,948

Average index price for NaOH per DST (1)	$571	$440
Raw material and processing costs as % of segment revenues	48%	42%

(1)	Source: Harriman Chemsult Ltd.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Refinery services Segment Margin for the 2012 Quarter was $17.2 million, a decrease of $0.7 million, or 4%, from the comparative period in 2011. The significant components of this fluctuation were as follows:

•

Revenues increased primarily as a function of the increase in the average index price for caustic soda. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes. The frequency at which these adjustments are applied varies by contract, geographic region and supply point. Our raw material costs related to NaHS increased correspondingly to the rise in the average index price for caustic soda, although operating efficiencies at several of our sour gas processing facilities as well as our favorable management of the acquisition and utilization of caustic soda in our operations and our logistics management helped offset these costs.

•

NaHS sales volumes decreased 9% between the quarterly periods primarily due to lower sales to South American customers in the 2012 Quarter. In late 2011, we experienced a high volume of sales to these customers. Sales volumes between quarters to customers in South America can fluctuate due to timing.

•

Caustic soda sales volumes decreased 15%. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•

Average index prices for caustic soda increased to $571 per DST in the first quarter of 2012 compared to $440 per DST during the first quarter of 2011. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to mitigate the effects of changes in index prices for caustic on our operating costs.

Supply and Logistics Segment

Operating results from our supply and logistics segment were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Supply and logistics revenue	$865,489	$627,797
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(810,087)	(590,465)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(37,630)	(24,307)
Other	(116)	500

Segment Margin	$17,656	$13,525

Volumes of crude oil and petroleum products (barrels per day)	83,928	68,488

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

The average market prices of crude oil and petroleum products increased by more than $8 per barrel, or 9.4%, between the two quarterly periods; however that price volatility had a limited impact on our Segment Margin. Segment Margin for our supply and logistics segment increased by $4.1 million, or 31% during the 2012 Quarter.

The increase in Segment Margin during the 2012 Quarter resulted primarily from the contribution of the black oil barge transportation assets that we acquired in August 2011 and increased volumes. We were also able to increase volumes by 23% quarter-over-quarter as a result of increased industry activity in the Eagle Ford Shale and Niobrara Shale.

Other Costs, Interest, and Income Taxes

General and administrative expenses

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

General and administrative expenses not separately identified below:
Corporate	$5,401	$4,463
Segment	2,236	2,128
Equity-based compensation plan expense	1,347	408
Third party costs related to business development activities and growth projects	608	1,055

Total general and administrative expenses	$9,592	$8,054

Total general and administrative expenses increased $1.5 million, or 19%, during the 2012 Quarter primarily due to higher corporate and segment general and administrative expenses as a result of salary and benefits expenses associated with increases in personnel to support our growth. Additionally, increases in the market price of our common units affected expense related to our equity-based compensation plans.

Depreciation and amortization expense

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Depreciation expense	$8,750	$5,836
Amortization of intangible assets	5,515	7,174
Amortization of CO2 volumetric production payments	770	893

Total depreciation and amortization expense	$15,035	$13,903

Total depreciation and amortization expense increased $1.1 million, or 8%, between the quarterly periods primarily as a result of our recent acquisitions, including the black oil barge transportation assets in August 2011. The increase in total depreciation and amortization was partially offset by lower amortization of intangible assets. We amortize our intangible assets over the period which we expect them to contribute to our future cash flows. Generally, the amortization we record on those assets is greater in the initial years following their acquisition because our intangible assets are generally more valuable in the first years after an acquisition.

Interest expense, net

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Interest expense, credit facility (including commitment fees)	$3,810	$3,126
Interest expense, senior unsecured notes	5,888	4,922
Amortization of debt issuance costs	899	655
Interest income	(1)	(4)

Net interest expense	$10,596	$8,699

Net interest expense increased $1.9 million, or 22%, over the 2011 Quarter primarily as a result of increased borrowings associated with acquisitions. Interest expense on our credit facility increased between the quarterly periods as our average debt balance increased approximately $220 million primarily reflecting the capital required for our internal growth projects and our acquisitions. Interest expense on our senior unsecured notes increased during the 2012 Quarter as a result of issuing an additional $100 million of notes under the indenture in February 2012 to repay borrowings under our credit facility.

Income tax expense

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

Other

Net income for the 2012 Quarter benefited from an unrealized gain on derivative positions of $2 million. Net income for the 2011 Quarter included an unrealized loss on derivative positions of $6.5 million. Those amounts are included in Supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations, and are not a component of Segment Margin.

Liquidity and Capital Resources

General

As of March 31, 2012, we had $331.9 million of borrowing capacity available under our $775 million senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations and borrowing availability under our credit facility.

Our primary cash requirements consist of:

•	Working capital, primarily inventories;

•	Routine operating expenses;

•	Capital expansion and maintenance projects;

•	Acquisitions of assets or businesses;

•	Interest payments related to outstanding debt; and

•	Quarterly cash distributions to our unitholders.

We continue to pursue a growth strategy that requires significant capital. In January 2012, we borrowed $205.6 million under our credit facility to acquire interests in several pipeline systems. See “Capital Expenditures and Business and Asset Acquisitions” below for more information related to our capital spending and acquisitions.

Capital Resources

Our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital from time to time — including through equity and debt offerings (public and private), borrowings under our credit facility and other financing transactions—to implement our growth strategy successfully. No assurance can be made that we will be able to raise necessary funds on satisfactory terms.

Our $775 million senior secured revolving credit facility includes an accordion feature whereby the total credit available can be increased up to an aggregate $1 billion for acquisitions or internal growth projects, with lender approval. Our credit facility also includes a $125 million inventory sublimit tranche. This inventory tranche is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Thirteen lenders participate in our credit facility, and we do not anticipate any of them being unable to satisfy their obligations under the credit facility. Our credit facility matures on June 30, 2015.

In February 2012, we issued $100 million under our existing 7.875% senior unsecured notes indenture for which the net proceeds were used to repay borrowings under our credit facility. The notes were issued at 101% of face value at an effective interest rate of 7.682%. See Note 8 to our Unaudited Condensed Consolidated Financial Statements for more information.

In March 2012, we issued 5,750,000 Class A common units in a public offering at a price of $30.80 per unit. We received proceeds, net of underwriting discounts and offering costs, of $169.5 million from the offering. The net proceeds were used for general corporate purposes, including the repayment of borrowings under our credit facility. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information.

At March 31, 2012, long-term debt totaled $789.2 million, consisting of $438.2 million outstanding under our credit facility (including $75.6 million borrowed under the inventory sublimit tranche) and a $351 million carrying amount of senior unsecured notes due in 2018.

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

We typically sell our crude oil in the same month in which we purchase it, and we do not rely on borrowings under our credit facility to pay for the crude oil. During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of oil. In our petroleum products activities, we buy products and typically either move the products to one of our storage facilities for further blending or we sell the product within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility. See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2012 and 2011.

Net cash flows provided by our operating activities for the three months ended March 31, 2012 were $19.9 million compared to cash used of $2.1 million for the three months ended March 31, 2011. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more cash. The increase in operating cash flow for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to higher cash earnings and lower working capital requirements.

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

Capital Expenditures and Business and Asset Acquisitions

A summary of our expenditures for fixed assets and other asset acquisitions for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Pipeline transportation assets	$42	$187
Refinery services assets	482	207
Supply and logistics assets	689	280
Other assets	—	105

Total maintenance capital expenditures	1,213	779
Growth capital expenditures:
Pipeline transportation assets	7,268	261
Refinery services assets	428	101
Supply and logistics assets (1)	40,142	—
Information technology systems upgrade projects	603	2,393

Total growth capital expenditures	48,441	2,755

Total maintenance and growth capital expenditures	49,654	3,534

Capital expenditures for business combinations, net of liabilities assumed:
Offshore pipelines	205,576	—
Capital expenditures related to equity investees (2)	33,542	—

Total capital expenditures	$288,772	$3,534

(1)	Includes the purchase of barge assets for $30.6 million (see below for more information).
(2)	Represents our investment in the SEKCO pipeline joint venture (see below for more information).

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

Growth Capital Expenditures

In April 2011, we announced two projects to increase the services we provide to producers and refiners. We acquired three above-ground storage tanks, located in Texas City, Texas and an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system. We also are constructing a truck station and tankage in West Columbia, Texas to provide incremental transportation service for the Eagle Ford Shale and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area. Once the refurbishment, tie-in and all interconnecting pipe are completed, estimated to be early third quarter of 2012, we will be able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal. In addition, we have initiated construction of a 16-inch diameter loop of our existing crude oil pipeline into Texas City, supported by a term contract with one of our refining customers, which will allow us to significantly expand our total service capabilities into the Texas City area by the second quarter of 2013.

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

We anticipate the costs of those projects above to be approximately $80 million in total, of which we have spent approximately $25 million since inception in 2011. We expect those remaining costs for the projects will be spent primarily in 2012.

We anticipate spending approximately $33 million to upgrade our refinery facilities in Wyoming and to bring the related pipeline back in service. We spent $0.1 million related to these projects during the first quarter of 2012.

In February 2012, we purchased seven barges from Florida Marine Transporters, which previously had been subleased to us in connection with the acquisition of the black oil barge assets in August 2011. The cost of the seven barges totaled $30.6 million, which was funded with cash available under our credit facility.

Capital Expenditures Related to Business Combinations and Equity Investees

In January 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The purchase price, net of post-closing adjustments, was $205.6 million. We account for our ownership interests in Poseidon and Odyssey under the equity method of accounting. We accounted for our acquisition of GOPL using the acquisition method. See Note 3 in our Unaudited Condensed Consolidated Financial Statements for more information.

In December 2011, we formed Southeast Keathley Canyon Pipeline Company, LLC (or SEKCO) with Enterprise Products to construct a deepwater pipeline serving the Lucius development area in southern Keathley Canyon of the Gulf of Mexico. The new pipeline is expected to begin service by mid-2014. We expect to spend approximately $200 million for our share of the pipeline construction through 2014 and to reimburse Enterprise Products for our portion of previously incurred costs. We expect to pay approximately $80 million in 2012, of which we paid $33.5 million during the first quarter of 2012. The anchor producers, which have executed long-term transportation agreements, are responsible for most cost overruns and other costs incurred associated with weather-related delays.

Distributions to Unitholders

On May 15, 2012, we will pay a distribution of $0.45 per common unit totaling $35.8 million with respect to the first quarter of 2012 to common unitholders of record on May 1, 2012. This is the twenty-seventh consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.

Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2011, nor do we have any debt or equity triggers based upon our unit or commodity prices.

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

•	service interruptions in our pipeline transportation systems and processing operations;

•	shut-downs or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, petroleum products, or CO2 or to whom we sell such products;

•	risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

•	changes in laws and regulations to which we are subject, including tax withholding issues, safety, environmental and employment laws and regulations;

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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and any other risk factors contained in our Current Reports on Form 8-K that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our 2011 Annual Report on Form 10-K. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 13 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A. Risk Factors.

For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors since the filing of such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2012, we issued 11,224 Common Units – Class A and 982 Waiver Units of each class in connection with the appointment of an officer of our general partner. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

2.1 #	Purchase and Sale Agreement, dated October 28, 2011, by and between Marathon Oil Company and Genesis Energy, L.P. regarding interest in Poseidon Oil Pipeline Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 9, 2012, File No. 001-12295).

2.2 #	Purchase and Sale Agreement, dated October 28, 2011, by and between Marathon Oil Company and Genesis Energy, L.P. regarding interest in Odyssey Pipeline L.L.C. (incorporated by reference to Exhibit 2.2 to Form 8-K dated January 9, 2012, File No. 001-12295).

2.3 #	Purchase and Sale Agreement, dated October 28, 2011, by and between Marathon Oil Company and Genesis Energy, L.P. regarding interest in Eugene Island Pipeline System and certain related pipelines (incorporated by reference to Exhibit 2.3 to Form 8-K dated January 9, 2012, File No. 001-12295).

3.1	Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1, File No. 333-11545).

3.2	Amendment to the Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended June 30, 2011, File No. 011-12295).

3.3	Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 3, 2011, File No. 001-12295).

3.4	Certificate of Conversion of Genesis Energy, Inc. a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 7, 2009, File No. 001-12295).

3.5	Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 3, 2011, File No. 001-12295).

3.6	Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 3, 2011, File No. 001-12295).

4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2007, File No. 001-12295).

4.2	Indenture dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 23, 2010, File No. 001-12295).

4.3	Registration Rights Agreement dated February 1, 2012 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and Deutsche Bank Securities Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., RBC Capital Markets, LLC, and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several initial purchaser (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 2, 2012, File No. 001-12295).

31.1 *	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 *	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 *	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

*	Filed herewith
#	Pursuant to Item 601(b)(2) of Regulation S-K, Genesis agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date: May 4, 2012	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer