Form 10-Q
period 2012-09-30
GENESIS ENERGY LP
filed 2012-11-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Class A Common Units outstanding as of November 1, 2012 was 81,162,755.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,461	$10,817
Accounts receivable - trade, net	318,892	237,989
Inventories	67,298	101,124
Other	25,616	26,174
Total current assets	427,267	376,104
FIXED ASSETS, at cost	684,663	541,138
Less: Accumulated depreciation	(148,712)	(124,213)
Net fixed assets	535,951	416,925
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	158,698	162,460
EQUITY INVESTEES	547,925	326,947
INTANGIBLE ASSETS, net of amortization	79,140	93,356
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	33,128	30,006
TOTAL ASSETS	$2,107,155	$1,730,844
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$254,688	$199,357
Accrued liabilities	63,691	50,071
Total current liabilities	318,379	249,428
SENIOR SECURED CREDIT FACILITY	483,000	409,300
SENIOR UNSECURED NOTES	350,924	250,000
DEFERRED TAX LIABILITIES	11,598	12,549
OTHER LONG-TERM LIABILITIES	15,321	16,929
COMMITMENTS AND CONTINGENCIES (Note 14)
PARTNERS’ CAPITAL:
Common unitholders, 81,202,752 and 71,965,062 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	927,933	792,638
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,107,155	$1,730,844
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Supply and logistics	$875,193	$765,714	$2,597,809	$2,091,854
Refinery services	47,977	48,392	144,342	145,301
Pipeline transportation services	19,164	16,094	55,794	45,633
Total revenues	942,334	830,200	2,797,945	2,282,788
COSTS AND EXPENSES:
Supply and logistics product costs	811,896	710,355	2,412,404	1,961,038
Supply and logistics operating costs	40,953	33,478	119,576	83,516
Refinery services operating costs	29,243	30,136	91,072	89,986
Pipeline transportation operating costs	5,911	3,988	15,995	12,414
General and administrative	10,375	8,905	29,934	25,339
Depreciation and amortization	14,838	14,706	45,447	43,100
Total costs and expenses	913,216	801,568	2,714,428	2,215,393
OPERATING INCOME	29,118	28,632	83,517	67,395
Equity in earnings (losses) of equity investees	3,432	(412)	7,971	3,377
Interest expense	(9,873)	(8,960)	(30,697)	(26,670)
Income before income taxes	22,677	19,260	60,791	44,102
Income tax benefit (expense)	8,517	(172)	8,591	(626)
NET INCOME	$31,194	$19,088	$69,382	$43,476
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.39	$0.27	$0.90	$0.65
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	79,901	70,447	77,410	66,580
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2012	2011	2012	2011
Partners’ capital, January 1	71,965	64,615	$792,638	$669,264
Net income	—	—	69,382	43,476
Cash distributions	—	—	(104,008)	(82,067)
Issuance of common units for cash, net	5,750	7,350	169,421	184,969
Conversion of waiver units	3,476	—	—	—
Other	12	—	500	—
Partners' capital, September 30	81,203	71,965	$927,933	$815,642
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,382	$43,476
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	45,447	43,100
Amortization of debt issuance costs and premium	2,655	2,102
Amortization of unearned income and initial direct costs on direct financing leases	(12,641)	(12,968)
Payments received under direct financing leases	16,389	16,389
Equity in earnings of investments in equity investees	(7,971)	(3,377)
Cash distributions of earnings of equity investees	16,151	6,725
Non-cash effect of equity-based compensation plans	4,617	(1,505)
Deferred and other tax liabilities	(9,156)	(27)
Unrealized gains on derivative transactions	(1,251)	(4,370)
Other, net	438	339
Net changes in components of operating assets and liabilities (Note 11)	18,878	(50,738)
Net cash provided by operating activities	142,938	39,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(116,702)	(15,157)
Cash distributions received from equity investees - return of investment	10,918	8,577
Investments in equity investees	(57,072)	(194)
Acquisitions	(205,576)	(143,489)
Proceeds from asset sales	667	4,444
Other, net	(1,012)	129
Net cash used in investing activities	(368,777)	(145,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,407,000	571,700
Repayments on senior secured credit facility	(1,333,300)	(563,800)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—
Debt issuance costs	(7,109)	(3,018)
Issuance of common units for cash, net	169,421	184,969
Distributions to common unitholders	(104,008)	(82,067)
Other, net	(2,521)	(2,626)
Net cash provided by financing activities	230,483	105,158
Net increase (decrease) in cash and cash equivalents	4,644	(1,386)
Cash and cash equivalents at beginning of period	10,817	5,762
Cash and cash equivalents at end of period	$15,461	$4,376
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a limited partnership focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, barges and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following three divisions that constitute our reportable segments:

•	Pipeline transportation of interstate, intrastate and offshore crude oil, and, to a lesser extent, carbon dioxide (or "CO2");

•
Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, sodium hydrosulfide (or “NaHS”, commonly pronounced "nash"); and

•	Supply and logistics services, which include terminaling, blending, storing, marketing, and transporting crude oil and petroleum products and, on a smaller scale, CO2.
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

2. Acquisitions
Interests in Gulf of Mexico Crude Oil Pipeline Systems
On January 3, 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The acquired pipeline interests include a 28% interest in Poseidon Oil Pipeline Company, L.L.C. (or “Poseidon”), a 100% interest in Marathon Offshore Pipeline, LLC (subsequently re-named GEL Offshore Pipeline, LLC, or “GOPL”) and a 29% interest in Odyssey Pipeline L.L.C. (or “Odyssey”). GOPL owns a 23% interest in the Eugene Island crude oil pipeline system and a 100% interest in two smaller offshore pipelines. The purchase price, net of post-closing adjustments, was $205.6 million. We funded the purchase price with cash available under our credit facility. We account for our interests in Poseidon and Odyssey under the equity method of accounting. We have recorded the assets acquired and liabilities assumed of GOPL in the Unaudited Condensed Consolidated Financial Statements at their estimated fair values on a preliminary basis. Management developed these preliminary fair values and we do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation.

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
Our Unaudited Condensed Consolidated Financial Statements include the results of the acquired pipeline interests since the effective closing date of the acquisition in January 2012. The following table presents selected financial information included in our Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012
Revenues	$1,180	$4,334
Equity in earnings of equity investees	$3,497	$9,194
Net income	$3,950	$11,128

The table below presents selected unaudited pro forma financial information for the three and nine months ended September 30, 2011 incorporating the historical results of the acquired pipeline interests. The pro forma financial information below has been prepared as if the acquisition had been completed at the beginning of the prior year and is based upon assumptions deemed appropriate by us and may not be indicative of actual results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011
Pro forma earnings data:
Revenues	$831,956	$2,288,056
Equity in earnings of equity investees	$2,605	$11,963
Net income	$20,903	$48,941
Basic and diluted earnings per unit:
As reported net income per unit	$0.27	$0.65
Pro forma net income per unit	$0.30	$0.74
As reported units outstanding	70,447	66,580
Pro forma units outstanding	70,447	66,580

FMT Black Oil Barge Transportation Business
In August 2011, we completed the acquisition of the black oil barge transportation business of Florida Marine Transporters, Inc. and its affiliates (“FMT”). The purchase price was $143.5 million (including $2.5 million for fuel inventory and other costs). The acquired business was comprised of 30 barges (seven of which were initially sub-leased under terms similar to those of an existing FMT lease, which we subsequently purchased in February 2012 for $30.6 million) and 14 push/tow boats which transport heavy refined products, primarily serving refineries and storage terminals along the Gulf Coast,

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intracoastal Canal and western river systems of the United States, including the Red, Ouachita and Mississippi Rivers. The August 2011 acquisition and related transaction costs were funded with a portion of the net proceeds from the July 2011 public offering of our common units, whereby we raised approximately $185 million in net proceeds of equity capital. The February 2012 vessels purchase was funded with cash available under our credit facility.
The financial results of the acquired business are included in our supply and logistics segment from the date of the acquisition.
3. Inventories
The major components of inventories were as follows:

	September 30, 2012	December 31, 2011
Petroleum products	$41,076	$70,769
Crude oil	12,014	11,701
Caustic soda	6,829	11,312
NaHS	7,376	7,337
Other	3	5
Total	$67,298	$101,124
Inventories are valued at the lower of cost or market. At September 30, 2012 and December 31, 2011, market values of our inventories exceeded recorded costs.
4. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2012	December 31, 2011
Pipelines and related assets	$218,155	$167,865
Machinery and equipment	63,091	46,233
Transportation equipment	20,280	21,732
Marine vessels	297,416	262,216
Land, buildings and improvements	14,037	13,140
Office equipment, furniture and fixtures	4,487	3,778
Construction in progress	53,135	14,236
Other	14,062	11,938
Fixed assets, at cost	684,663	541,138
Less: Accumulated depreciation	(148,712)	(124,213)
Net fixed assets	$535,951	$416,925
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$9,202	$5,960	$27,246	$17,838

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2011	$5,900
Liabilities incurred and assumed in the current period	5,995
Accretion expense	600
September 30, 2012	$12,495
We assumed asset retirement obligations of $5.9 million related to pipelines in connection with our acquisition of GOPL. See Note 2 for information related to our acquisitions.
5. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2012 and December 31, 2011, the unamortized excess cost amounts totaled $236.6 million and $97.8 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Genesis’ share of operating earnings	$5,978	$729	$15,611	$6,800
Amortization of excess purchase price	(2,546)	(1,141)	(7,640)	(3,423)
Net equity in earnings (losses)	$3,432	$(412)	$7,971	$3,377
Distributions received	$9,045	$3,289	$27,069	$15,302
The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	September 30, 2012	December 31, 2011
Balance Sheet Information:
Assets
Current assets	$65,250	$12,732
Fixed assets, net	760,788	441,894
Other assets	10,964	18,000
Total assets	$837,002	$472,626
Liabilities and equity
Current liabilities	$53,667	$5,891
Other liabilities	118,226	8,536
Equity	665,109	458,199
Total liabilities and equity	$837,002	$472,626

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income Statement Information:
Revenues	$39,799	$7,975	$113,769	$32,819
Operating income	$19,810	$576	$53,597	$11,768
Net income	$19,196	$576	$51,553	$11,778

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$67,403	$27,251	$94,654	$62,111	$32,543
Licensing agreements	38,678	22,038	16,640	38,678	19,476	19,202
Supplier relationships	36,469	35,878	591	36,469	34,105	2,364
Segment total	169,801	125,319	44,482	169,801	115,692	54,109
Supply & Logistics:
Customer relationships	35,430	25,698	9,732	35,430	23,584	11,846
Intangibles associated with lease	13,260	2,447	10,813	13,260	2,092	11,168
Trade names	18,888	18,888	—	18,888	17,048	1,840
Segment total	67,578	47,033	20,545	67,578	42,724	24,854
Other	18,467	4,354	14,113	17,292	2,899	14,393
Total	$255,846	$176,706	$79,140	$254,671	$161,315	$93,356
Our amortization expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$4,520	$7,721	$15,390	$22,367
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2012	$4,520
	2013	$14,597
	2014	$12,297
	2015	$10,489
	2016	$9,028

7. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2012	December 31, 2011
Senior secured credit facility	$483,000	$409,300
7.875% senior unsecured notes (including unamortized premium of $924 and $0 in 2012 and 2011, respectively)	350,924	250,000
Total long-term debt	$833,924	$659,300
As of September 30, 2012, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indenture.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facility
In July 2012, we amended and restated our senior secured credit facility with a syndicate of banks to, among other things, increase the committed amount from $775 million to $1 billion and the accordion feature from $225 million to $300 million, giving us the ability to expand the size of the facility up to an aggregate $1.3 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche was increased from $125 million to $150 million, and the term of our credit facility was extended to July 25, 2017.
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•	The applicable margin varies from 1.75% to 2.75% on eurodollar borrowings and from 0.75% to 1.75% on alternate base rate borrowings.
•Letter of credit fees range from 1.75% to 2.75%.

•	The commitment fee on the unused committed amount will range from 0.375% to 0.50%.
At September 30, 2012, we had $483 million borrowed under our credit facility, with $48.6 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $12.6 million was outstanding at September 30, 2012. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2012 was $504.4 million.
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

8. Partners’ Capital and Distributions
On March 28, 2012, we issued 5,750,000 Class A common units in a public offering at a price of $30.80 per unit. We received proceeds, net of underwriting discounts and offering costs, of $169.4 million from the offering. The net proceeds were used for general corporate purposes, including the repayment of borrowings under our credit facility. At September 30, 2012, our outstanding common units consisted of 81,162,755 Class A units and 39,997 Class B units.
Waiver Units
Our waiver units are non-voting securities entitled to a minimal preferential quarterly distribution. At issuance our waiver units were comprised of four classes (designated Class 1, Class 2, Class 3 and Class 4) of 1,738,000 units. The waiver units in each class are convertible into Class A common units in the calendar quarter at a 1:1 conversion rate during which each of our common units receives a specified minimum quarterly distribution and our distribution coverage ratio (after giving effect to the then convertible waiver units) would be at least 1.1 times. The minimum distribution per common unit required for conversion is $0.43 (Class 1), $0.46 (Class 2), $0.49 (Class 3) and $0.52 (Class 4).
On February 14, 2012, our Class 1 waiver units became convertible as we paid a distribution of $0.44 per common unit and satisfied the conversion coverage ratio requirement. All Class 1 waiver units were converted into common units by March 31, 2012.
On August 14, 2012, our Class 2 waiver units became convertible as we paid a distribution of $0.46 per common unit and satisfied the conversion coverage ratio requirement. All Class 2 waiver units were converted into common units by September 30, 2012.
At September 30, 2012, we had 3,476,466 waiver units outstanding comprised of the last two classes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions
We paid or will pay the following distributions in 2011 and 2012:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2011
1st Quarter	May 13, 2011		$0.4075	$26,343
2nd Quarter	August 12, 2011		$0.4150	$29,878
3rd Quarter	November 14, 2011		$0.4275	$30,777
4th Quarter	February 14, 2012		$0.4400	$31,677
2012
1st Quarter	May 15, 2012		$0.4500	$35,759
2nd Quarter	August 14, 2012		$0.4600	$36,554
3rd Quarter	November 14, 2012	(1)	$0.4725	$38,368

(1) This distribution will be paid to unitholders of record as of November 1, 2012.
9. Business Segment Information
Our operations consist of three operating segments:

(1)	Pipeline Transportation – interstate, intrastate and offshore crude oil, and to a lesser extent, CO2;

(2)	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS and;

(3)
Supply and Logistics – terminaling, blending, storing, marketing, and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and, on a smaller scale, CO2.

Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
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
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended September 30, 2012
Segment margin (a)	$23,295	$18,983	$23,651	$65,929
Capital expenditures (b)	$21,764	$1,025	$14,410	$37,199
Revenues:
External customers	$16,190	$50,378	$875,766	$942,334
Intersegment (c)	2,974	(2,401)	(573)	—
Total revenues of reportable segments	$19,164	$47,977	$875,193	$942,334
Three Months Ended September 30, 2011
Segment margin (a)	$16,030	$17,992	$18,909	$52,931
Capital expenditures (b)	$1,582	$852	$146,999	$149,433
Revenues:
External customers	$12,658	$50,982	$766,560	$830,200
Intersegment (c)	3,436	(2,590)	(846)	—
Total revenues of reportable segments	$16,094	$48,392	$765,714	$830,200
Nine Months Ended September 30, 2012
Segment margin (a)	$69,427	$53,510	$66,075	$189,012
Capital expenditures (b)	$300,093	$2,295	$77,414	$379,802
Revenues:
External customers	$44,564	$151,326	$2,602,055	$2,797,945
Intersegment (c)	11,230	(6,984)	(4,246)	—
Total revenues of reportable segments	$55,794	$144,342	$2,597,809	$2,797,945
Nine Months Ended September 30, 2011
Segment margin (a)	$50,639	$54,887	$44,233	$149,759
Capital expenditures (b)	$3,264	$1,321	$149,126	$153,711
Revenues:
External customers	$37,302	$151,899	$2,093,587	$2,282,788
Intersegment (c)	8,331	(6,598)	(1,733)	—
Total revenues of reportable segments	$45,633	$145,301	$2,091,854	$2,282,788
Total assets by reportable segment were as follows:

	September 30, 2012	December 31, 2011
Pipeline transportation	$870,966	$594,728
Refinery services	413,888	426,993
Supply and logistics	774,002	659,576
Other assets	48,299	49,547
Total consolidated assets	$2,107,155	$1,730,844

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Margin	$65,929	$52,931	$189,012	$149,759
Corporate general and administrative expenses	(9,428)	(8,194)	(26,756)	(23,267)
Depreciation and amortization	(14,838)	(14,706)	(45,447)	(43,100)
Interest expense	(9,873)	(8,960)	(30,697)	(26,670)
Distributable cash from equity investees in excess of equity in earnings	(5,613)	(3,701)	(19,098)	(11,925)
Non-cash items not included in segment margin	(2,222)	3,061	(2,475)	2,729
Cash payments from direct financing leases in excess of earnings	(1,278)	(1,171)	(3,748)	(3,424)
Income before income taxes	$22,677	$19,260	$60,791	$44,102

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of internal growth projects) as well as acquisitions of businesses and interests in equity investees. Capital spending in our pipeline transportation segment included $5.7 million and $57.1 million during the three and nine months ended September 30, 2012, respectively, representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline. For the nine months ended September 30, 2012, capital spending in our pipeline transportation segment also included $205.6 million for the acquisition of interests in several Gulf of Mexico pipelines. For the nine months ended September 30, 2012, capital spending in our supply and logistics segment also included $30.6 million for the purchase of barge assets.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

10. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Petroleum products sales to an affiliate of the Quintana Group (1)	$6,376	$5,948	$21,142	$27,202
Sales of CO2 to Sandhill Group, LLC (2)	838	946	2,111	1,921
Petroleum products sales to Davison family businesses (1)	326	737	1,012	1,224
Costs and expenses:
Marine operating fuel and expenses provided by an affiliate of the Quintana Group (1)	1,980	902	6,181	2,722
Amounts paid to our CEO in connection with the use of his aircraft	150	166	450	166

(1)
The Quintana Group, a private equity fund based in Houston, Texas, owned 10% of our Class A common units and 74% of our Class B common units at September 30, 2012. The Davison family owned 15% of our Class A common units at September 30, 2012. The Quintana Group monetized all of its remaining investment in us on October 5, 2012. Substantially in connection with that transaction, certain members of the Davison family, collectively, increased their investment in us to 17.2% of our Class A common units and 76.9% of our Class B units. Soley for financial statement disclosure purposes, we will continue to treat the Davison family and their affiliates as related parties.

(2)	We own a 50% interest in Sandhill Group, LLC.
Amounts due to and from Related Parties
At September 30, 2012 and December 31, 2011, an affiliate of the Quintana Group owed us $1.2 million and $1.9 million, respectively, for petroleum product sales. We owed such affiliate $0.1 million at September 30, 2012 and December 31, 2011, respectively, for marine related costs. Sandhill Group, LLC owed us $0.3 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively, for purchases of CO2.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2012	2011
(Increase) decrease in:
Accounts receivable	$(80,789)	$(52,355)
Inventories	33,826	(34,757)
Other current assets	1,846	1,515
Increase (decrease) in:
Accounts payable	57,851	16,953
Accrued liabilities	6,144	17,906
Net changes in components of operating assets and liabilities	$18,878	$(50,738)
Payments of interest and commitment fees were $24.4 million and $20.3 million for the nine months ended September 30, 2012 and 2011, respectively.
At September 30, 2012 and 2011, we had incurred liabilities for fixed and intangible asset additions totaling $4.8 million and $1.3 million, respectively, that had not been paid at the end of the third quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At September 30, 2012, we had incurred liabilities for other asset additions totaling $0.6 million that had not been paid at the end of the third quarter, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
12. Derivatives
Commodity Derivatives
We have exposure to commodity price changes related to our inventory and purchase commitments. We utilize derivative instruments (primarily futures and options contracts traded on the NYMEX) to hedge our exposure to commodity prices, primarily of crude oil, fuel oil and petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. Most of the petroleum products, including fuel oil that we supply, cannot be hedged with a high degree of effectiveness with derivative contracts available on the NYMEX; therefore, we do not designate derivative contracts utilized to limit our price risk related to these products as hedges for accounting purposes. Typically we utilize crude oil and other petroleum products futures and option contracts to limit our exposure to the effect of fluctuations in petroleum products prices on the future sale of our inventory or commitments to purchase petroleum products, and we recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2012, we had the following outstanding derivative commodity futures and options contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	59	25
Weighted average contract price per bbl	$92.69	$92.19
Crude oil LLS/WTI swap:
Contract volumes (1,000 bbls)	100	—
Weighted average contract price per bbl	$18.63	$—
Heating oil futures:
Contract volumes (1,000 bbls)	94	66
Weighted average contract price per gal	$3.12	$3.16
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	640	200
Weighted average contract price per bbl	$97.59	$98.05
Crude oil options:
Contract volumes (1,000 bbls)	360	105
Weighted average premium received	$1.69	$0.54
Heating oil options:
Contract volumes (1,000 bbls)	10	—
Weighted average premium received	$0.08	$—
Financial Statement Impacts
Unrealized gains are subtracted from net income and unrealized losses are added to net income in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the fair value of inventory is also eliminated from net income in determining cash flows from operating activities. Changes in margin deposits necessary to fund unrealized losses also affect cash flows from operating activities.
The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2012 and December 31, 2011:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2012		December 31, 2011
Asset Derivatives:
Commodity derivatives - futures and call options:
Undesignated hedges	Current Assets - Other	$178		$306
Total asset derivatives		$178		$306
Liability Derivatives:
Commodity derivatives - futures and call options:
Undesignated hedges	Current Assets - Other	$(1,440)	(1)	$(2,820)	(1)
Total liability derivatives		$(1,440)		$(2,820)

(1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$—	$—	$—	$(173)
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(5,817)	2,587	(2,959)	(11,050)
Total commodity derivatives		$(5,817)	$2,587	$(2,959)	$(11,223)
13. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets;

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

	Fair Value at			Fair Value at
	September 30, 2012			December 31, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$178	$—	$—	$306	$—	$—
Liabilities	$(1,440)	$—	$—	$(2,820)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 12 for additional information on our derivative instruments.
Nonfinancial Assets and Liabilities
We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified in Level 3, in the event that we were required to measure and record such assets within our Unaudited Condensed Consolidated Financial Statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified in Level 3.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates for similar instruments with comparable maturities. At September 30, 2012, our senior unsecured notes had a carrying value of $351 million and a fair value of $371.4 million, compared to $250 million and $253.1 million, respectively, at December 31, 2011. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
15. Income Taxes

In the third quarter of 2012, we reversed $8.2 million of uncertain tax positions and recognized an income tax benefit in the Unaudited Condensed Consolidated Statements of Operations as a result of tax audit settlements and the expiration of statutes of limitations. These uncertain tax positions were included in Other Long-Term Liabilities in our Unaudited Condensed Consolidated Balance Sheets.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11	$—	$14,753	$697	$—	$15,461
Other current assets	744,217	—	387,772	38,521	(758,704)	411,806
Total current assets	744,228	—	402,525	39,218	(758,704)	427,267
Fixed assets, at cost	—	—	583,751	100,912	—	684,663
Less: Accumulated depreciation	—	—	(136,459)	(12,253)	—	(148,712)
Net fixed assets	—	—	447,292	88,659	—	535,951
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	19,152	—	257,694	158,875	(164,755)	270,966
Equity investees	—	—	547,925	—	—	547,925
Investments in subsidiaries	1,007,650	—	100,005	—	(1,107,655)	—
Total assets	$1,771,030	$—	$2,080,487	$286,752	$(2,031,114)	$2,107,155
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$9,173	$—	$1,047,542	$19,987	$(758,323)	$318,379
Senior secured credit facility	483,000	—	—	—	—	483,000
Senior unsecured notes	350,924	—	—	—	—	350,924
Deferred tax liabilities	—	—	11,598	—	—	11,598
Other liabilities	—	—	12,850	167,041	(164,570)	15,321
Total liabilities	843,097	—	1,071,990	187,028	(922,893)	1,179,222
Partners’ capital	927,933	—	1,008,497	99,724	(1,108,221)	927,933
Total liabilities and partners’ capital	$1,771,030	$—	$2,080,487	$286,752	$(2,031,114)	$2,107,155

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$869,726	$31,113	$(25,646)	$875,193
Refinery services	—	—	48,809	4,367	(5,199)	47,977
Pipeline transportation services	—	—	12,596	6,568	—	19,164
Total revenues	—	—	931,131	42,048	(30,845)	942,334
COSTS AND EXPENSES:
Supply and logistics costs	—	—	852,009	26,488	(25,648)	852,849
Refinery services operating costs	—	—	29,339	4,565	(4,661)	29,243
Pipeline transportation operating costs	—	—	5,661	250	—	5,911
General and administrative	—	—	10,343	32	—	10,375
Depreciation and amortization	—	—	13,940	898	—	14,838
Total costs and expenses	—	—	911,292	32,233	(30,309)	913,216
OPERATING INCOME	—	—	19,839	9,815	(536)	29,118
Equity in earnings of subsidiaries	41,052	—	5,738	—	(46,790)	—
Equity in earnings of equity investees	—	—	3,432	—	—	3,432
Interest (expense) income, net	(9,858)	—	4,119	(4,134)	—	(9,873)
Income before income taxes	31,194	—	33,128	5,681	(47,326)	22,677
Income tax benefit	—	—	8,509	8	—	8,517
NET INCOME	$31,194	$—	$41,637	$5,689	$(47,326)	$31,194

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$765,714	$—	$—	$765,714
Refinery services	—	—	48,700	3,805	(4,113)	48,392
Pipeline transportation services	—	—	9,388	6,706	—	16,094
Total revenues	—	—	823,802	10,511	(4,113)	830,200
COSTS AND EXPENSES:
Supply and logistics costs	—	—	743,833	—	—	743,833
Refinery services operating costs	—	—	30,448	3,612	(3,924)	30,136
Pipeline transportation operating costs	—	—	3,818	170	—	3,988
General and administrative	—	—	8,905	—	—	8,905
Depreciation and amortization	—	—	14,057	649	—	14,706
Total costs and expenses	—	—	801,061	4,431	(3,924)	801,568
OPERATING INCOME	—	—	22,741	6,080	(189)	28,632
Equity in losses of subsidiaries	28,032	—	1,945	—	(29,977)	—
Equity in earnings of equity investees	—	—	(412)	—	—	(412)
Interest (expense) income, net	(8,944)	—	4,226	(4,242)	—	(8,960)
Income before income taxes	19,088	—	28,500	1,838	(30,166)	19,260
Income tax (expense) benefit	—	—	(233)	61	—	(172)
NET INCOME	$19,088	$—	$28,267	$1,899	$(30,166)	$19,088

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,579,102	$95,451	$(76,744)	$2,597,809
Refinery services	—	—	142,716	13,756	(12,130)	144,342
Pipeline transportation services	—	—	36,381	19,413	—	55,794
Total revenues	—	—	2,758,199	128,620	(88,874)	2,797,945
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,525,474	83,250	(76,744)	2,531,980
Refinery services operating costs	—	—	89,155	13,701	(11,784)	91,072
Pipeline transportation operating costs	—	—	15,351	644	—	15,995
General and administrative	—	—	29,842	92	—	29,934
Depreciation and amortization	—	—	42,759	2,688	—	45,447
Total costs and expenses	—	—	2,702,581	100,375	(88,528)	2,714,428
OPERATING INCOME	—	—	55,618	28,245	(346)	83,517
Equity in earnings of subsidiaries	100,011	—	15,869	—	(115,880)	—
Equity in earnings of equity investees	—	—	7,971	—	—	7,971
Interest (expense) income, net	(30,629)	—	12,414	(12,482)	—	(30,697)
Income before income taxes	69,382	—	91,872	15,763	(116,226)	60,791
Income tax benefit (expense)	—	—	8,630	(39)	—	8,591
NET INCOME	$69,382	$—	$100,502	$15,724	$(116,226)	$69,382

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,091,854	$—	$—	$2,091,854
Refinery services	—	—	142,992	12,953	(10,644)	145,301
Pipeline transportation services	—	—	26,292	19,341	—	45,633
Total revenues	—	—	2,261,138	32,294	(10,644)	2,282,788
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,044,554	—	—	2,044,554
Refinery services operating costs	—	—	88,641	11,836	(10,491)	89,986
Pipeline transportation operating costs	—	—	11,937	477	—	12,414
General and administrative	—	—	25,339	—	—	25,339
Depreciation and amortization	—	—	41,153	1,947	—	43,100
Total costs and expenses	—	—	2,211,624	14,260	(10,491)	2,215,393
OPERATING INCOME	—	—	49,514	18,034	(153)	67,395
Equity in earnings of subsidiaries	70,092	—	5,238	—	(75,330)	—
Equity in earnings of equity investees	—	—	3,377	—	—	3,377
Interest (expense) income, net	(26,616)	—	12,726	(12,780)	—	(26,670)
Income before income taxes	43,476	—	70,855	5,254	(75,483)	44,102
Income tax expense	—	—	(467)	(159)	—	(626)
NET INCOME	$43,476	$—	$70,388	$5,095	$(75,483)	$43,476

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(91,453)	$—	$304,617	$17,700	$(87,926)	$142,938
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(112,665)	(4,037)	—	(116,702)
Cash distributions received from equity investees - return of investment	27,878	—	10,918	—	(27,878)	10,918
Investments in equity investees	(169,421)	—	(57,072)	—	169,421	(57,072)
Acquisitions	—	—	(205,576)	—	—	(205,576)
Repayments on loan to non-guarantor subsidiary	—	—	3,019	—	(3,019)	—
Proceeds from asset sales	—	—	667	—	—	667
Other, net	—	—	(1,012)	—	—	(1,012)
Net cash used in investing activities	(141,543)	—	(361,721)	(4,037)	138,524	(368,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,407,000	—	—	—	—	1,407,000
Repayments on senior secured credit facility	(1,333,300)	—	—	—	—	(1,333,300)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—	—	—	—	101,000
Debt issuance costs	(7,109)	—	—	—	—	(7,109)
Issuance of common units for cash, net	169,421	—	169,421	—	(169,421)	169,421
Distributions to partners/owners	(104,008)	—	(104,008)	(11,819)	115,827	(104,008)
Other, net	—	—	(2,738)	(2,779)	2,996	(2,521)
Net cash provided by (used in) financing activities	233,004	—	62,675	(14,598)	(50,598)	230,483
Net increase (decrease) in cash and cash equivalents	8	—	5,571	(935)	—	4,644
Cash and cash equivalents at beginning of period	3	—	9,182	1,632	—	10,817
Cash and cash equivalents at end of period	$11	$—	$14,753	$697	$—	$15,461

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(4,881)	$—	$41,160	$2,844	$23	$39,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(15,060)	(97)	—	(15,157)
Cash distributions received from equity investees - return of investment	82,067	—	8,577	—	(82,067)	8,577
Investments in equity investees	(184,969)	—	(194)	—	184,969	(194)
Acquisitions	—	—	(143,489)	—	—	(143,489)
Repayments on loan to non-guarantor subsidiary	—	—	2,729	—	(2,729)	—
Proceeds from asset sales	—	—	4,444	—	—	4,444
Other, net	—	—	129	—	—	129
Net cash used in investing activities	(102,902)	—	(142,864)	(97)	100,173	(145,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	571,700	—	—	—	—	571,700
Repayments on senior secured credit facility	(563,800)	—	—	—	—	(563,800)
Debt issuance costs	(3,018)	—	—	—	—	(3,018)
Distributions to partners/owners	(82,067)	—	(82,067)	—	82,067	(82,067)
Issuance of common units for cash, net	184,969	—	184,969	—	(184,969)	184,969
Other, net	—	—	(2,626)	(2,706)	2,706	(2,626)
Net cash provided by (used in) financing activities	107,784	—	100,276	(2,706)	(100,196)	105,158
Net increase (decrease) in cash and cash equivalents	1	—	(1,428)	41	—	(1,386)
Cash and cash equivalents at beginning of period	1	—	5,082	679	—	5,762
Cash and cash equivalents at end of period	$2	$—	$3,654	$720	$—	$4,376

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
Overview
We reported net income of $31.2 million, or $0.39 per common unit during the three months ended September 30, 2012 (“2012 Quarter”) compared to net income of $19.1 million or $0.27 per common unit during the three months ended September 30, 2011 (“2011 Quarter”). The significant factors benefiting net income were improved operating results by all of our business segments and a decrease in our income tax expense. The increases in net income were partially offset by increases in general and administrative expenses and interest costs. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Segment Margin (as described below in “Financial Measures”) increased by $13 million, or 25%, in the 2012 Quarter, as compared to the 2011 Quarter. This increase resulted from improvement in Segment Margin in our pipeline transportation, refinery services and supply and logistics segments of 45%, 6% and 25%, respectively. The contribution from our interests in certain Gulf of Mexico pipelines that we acquired in 2012 and higher crude oil tariff revenues were the primary factors increasing pipeline transportation segment margin. Results for our pipeline transportation segment were somewhat reduced during both quarters due to ongoing improvements at several dedicated fields. Improvements at those fields were substantially completed late in the 2012 Quarter. Our refinery services segment margin increased primarily as a result of increased NaHS sales volumes and operating efficiencies realized at several of our sour gas processing facilities as well as our favorable management of the acquisition and utilization of caustic soda in our, and our customers', operations. Our supply and logistics segment benefited from acquisitions and other growth initiatives completed in the second half of 2011 as well as higher volumes handled by our expanded trucking and barge fleets.
Available Cash before Reserves increased $8.8 million, or 24%, in the 2012 Quarter (as compared to the 2011 Quarter) to $45.9 million consistent with the increase in net income described above. See “Financial Measures” below for additional information on Available Cash before Reserves.
Distribution Increase
In October 2012, we declared our twenty-ninth consecutive increase in our quarterly distribution to our common unitholders relative to the third quarter of 2012. During that period, twenty-four of those quarterly increases have been 10% or greater year-over-year. In November 2012, we will pay a distribution of $0.4725 per unit representing a 10.5% increase from our distribution of $0.4275 per unit related to the third quarter of 2011. During the third quarter of 2012, we paid a distribution of $0.46 per unit related to the second quarter of 2012.
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
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment. A reconciliation of Segment Margin to income before income taxes is included in our segment disclosures in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
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
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Net income	$31,194	$19,088
Depreciation and amortization	14,838	14,706
Cash received from direct financing leases not included in income	1,278	1,167
Cash effects of sales of certain assets	13	3,269
Effects of distributable cash generated by equity method investees not included in income	5,613	3,701
Cash effects of equity-based compensation plans	(466)	(306)
Non-cash equity-based compensation expense (benefit)	2,001	(930)
Expenses related to acquiring or constructing assets that provide new sources of cash flow	228	1,008
Unrealized gain on derivative transactions excluding fair value hedges	(75)	(4,355)
Maintenance capital expenditures	(701)	(2,244)
Non-cash tax benefit	(8,717)	(48)
Other items, net	653	1,985
Available Cash before Reserves	$45,859	$37,041
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2012 Quarter increased $112.1 million, or 14% from the 2011 Quarter. Additionally, our costs and expenses increased $111.6 million, or 14% between the two periods.
Our revenues for the nine months ended September 30, 2012 increased $515.2 million, or 23% from the nine months ended September 30, 2011. Costs and expenses increased $499 million, or 23% between the two nine month periods.
The majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between the two third quarter and nine month periods is primarily attributable to increased volumes from our continuing operations and our acquisitions and, to a lesser extent, increases in the market prices for crude oil and petroleum products as described below.
Volumes increased in our supply and logistics segment by 30% quarter to quarter and 27% between the nine month periods as explained in our supply and logistics Segment Margin discussion below. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") increased 3% to $92.22 per barrel in the third quarter of 2012, as compared to $89.76 per barrel in the third quarter of 2011. Average closing prices for WTI crude oil on the NYMEX were consistent between the nine month periods at approximately $96 per barrel.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Pipeline transportation	$23,295	$16,030	$69,427	$50,639
Refinery services	18,983	17,992	53,510	54,887
Supply and logistics	23,651	18,909	66,075	44,233
Total Segment Margin	$65,929	$52,931	$189,012	$149,759

Pipeline Transportation Segment
Operating results and volumetric data for our pipeline transportation segment are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$8,297	$6,788	$22,400	$17,988
Segment margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	8,927	2,288	27,114	12,326
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,662	6,808	19,700	19,666
Sales of crude oil pipeline loss allowance volumes	2,369	1,790	7,152	5,418
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(4,461)	(2,999)	(11,384)	(8,770)
Payments received under direct financing leases not included in income	1,278	1,167	3,748	3,421
Other	223	188	697	590
Segment Margin	$23,295	$16,030	$69,427	$50,639

Volumetric Data (barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Jay	22,841	17,720	19,931	16,499
Texas	52,767	44,149	50,327	46,020
Mississippi	17,942	20,884	18,377	20,883
Offshore crude oil pipelines:
CHOPS (1)	91,377	90,312	78,817	123,034
Poseidon (1) (2)	215,474	—	206,596	—
Odyssey (1) (2)	31,869	—	35,994	—
GOPL (2)	8,300	—	16,979	—
CO2 pipeline (Mcf/day):
Free State	188,165	192,041	177,527	166,302
(1) Volumes for our equity method investees are presented on a 100% basis.
(2) Acquired in January 2012.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Pipeline transportation Segment Margin for the 2012 Quarter increased $7.3 million, or 45%. The significant components of this change were as follows:

•	Crude oil tariff revenues of onshore crude oil pipelines increased $1.5 million primarily due to upward tariff indexing of approximately 8.6% for our FERC-regulated pipelines effective in July 2012.

•
Segment Margin from our offshore crude oil pipelines increased $6.6 million reflecting a $7.7 million contribution from our interests in the Gulf of Mexico pipelines that we acquired in 2012. The contribution to Segment Margin by CHOPS declined by $1.1 million from the 2011 Quarter due to ongoing improvements being made by producers at several connected fields. Improvements at those fields were substantially completed late in the 2012 Quarter.

•	Onshore pipeline operating costs, excluding non-cash charges, increased $1.5 million due to pipeline integrity maintenance on the pipelines and employee compensation and related benefit costs.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011.
Segment Margin for our pipeline transportation segment increased $18.8 million, or 37%, between the nine month periods. The significant components of this change were as follows:

•
Crude oil tariff revenues of onshore crude oil pipelines increased $4.4 million primarily due to upward tariff indexing of 6.9% and 8.6% for our FERC-regulated pipelines effective in July 2011 and 2012, respectively.

•
Segment Margin from our offshore crude oil pipelines increased $14.8 million reflecting a $22.3 million contribution from our interests in the Gulf of Mexico pipelines that we acquired in 2012. The increase was partially offset by a decline of $7.5 million in the contribution to Segment Margin by CHOPS. Volumes transported on CHOPS decreased approximately 44,000 barrels per day as a result of improvements being made by producers at several connected production fields. Improvements at those fields were substantially completed late in the 2012 Quarter.

•
Revenues from sales of pipeline loss allowance volumes improved Segment Margin by $1.7 million due to an increase of approximately 13,225 barrels sold in the first nine months of 2012 compared to the first nine months of 2011.

•	Onshore pipeline operating costs, excluding non-cash charges, increased $2.6 million due to pipeline integrity maintenance on the pipelines and employee compensation and related benefit costs.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volumes sold (in Dry short tons "DST"):
NaHS volumes	34,372	33,396	107,321	106,709
NaOH (caustic soda) volumes	21,152	23,440	56,740	74,289
Total	55,524	56,836	164,061	180,998

Revenues (in thousands):
NaHS revenues	$36,903	$35,741	$113,937	$108,999
NaOH (caustic soda) revenues	11,936	11,430	32,211	33,673
Other revenues	1,539	3,811	5,178	9,227
Total external segment revenues	$50,378	$50,982	$151,326	$151,899

Segment Margin (in thousands)	$18,983	$17,992	$53,510	$54,887

Average index price for NaOH per DST (1)	$579	$540	$566	$492
Raw material and processing costs as % of segment revenues	46%	44%	48%	43%
(1) Source: Harriman Chemsult Ltd.
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Refinery services Segment Margin for the 2012 Quarter increased $1 million, or 6%. The significant components of this fluctuation were as follows:

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

•
Our raw material costs related to NaHS increased correspondingly to the rise in the average index price for caustic soda, although operating efficiencies at several of our sour gas processing facilities, our favorable management of the acquisition and utilization of caustic soda in our, and our customers', operations, and our logistics management helped offset these costs.

•
Caustic soda sales volumes decreased 10%. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda increased to $579 per DST in the third quarter of 2012 compared to $540 per DST during the third quarter of 2011. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Refinery services Segment Margin decreased $1.4 million, or 3%, between the nine month periods. The significant components of this fluctuation were as follows:

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

•
Caustic soda sales volumes decreased 24% primarily due to turnarounds at some of our refinery customers in the first half of 2012. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda increased to $566 per DST in the first nine months of 2012 compared to $492 per DST during the first nine months of 2011. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Supply and Logistics Segment
Operating results from our supply and logistics segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Supply and logistics revenue	$875,193	$765,714	$2,597,809	$2,091,854
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(811,971)	(714,710)	(2,413,655)	(1,965,687)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(39,927)	(32,047)	(117,846)	(81,795)
Other	356	(48)	(233)	(139)
Segment Margin	$23,651	$18,909	$66,075	$44,233

Volumes of crude oil and petroleum products (barrels per day)	100,095	77,179	91,444	71,770
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
The average market prices of crude oil and petroleum products decreased 3% between the two quarterly periods; however that price volatility has a limited impact on our Segment Margin. Segment Margin for our supply and logistics segment increased by $4.7 million, or 25%, during the 2012 Quarter.
The increase in Segment Margin during the 2012 Quarter resulted primarily from the contribution of the black oil barge transportation assets that we acquired in August 2011 and February 2012 and increased volumes handled by our expanded trucking and barge fleets. Our total volumes of crude oil and refined products increased 30% as a result of these expansions. Our operating costs, excluding non-cash charges, increased 25% between the two quarters due to our expanded trucking and barge fleets and increased utilization of such fleets.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Segment Margin for our supply and logistics segment increased $21.8 million, or 49%, between the nine month periods. Average market prices of crude oil and petroleum products were consistent at approximately $96 per barrel between the first nine months of 2011 and first nine months of 2012, however, as previously discussed, price volatility has a limited impact on our Segment Margin.
The increase in Segment Margin during the first nine months of 2012 resulted primarily from the contribution of the black oil barge transportation assets that we acquired in August 2011 and February 2012 and increased volumes handled by our expanded trucking and barge fleets. Our total volumes of crude oil and refined products increased by 27% as a result of these expansions. Our operating costs, excluding non-cash charges, increased 44% between the two nine month periods due to our expanded trucking and barge fleets and increased utilization of such fleets.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$5,615	$5,367	$16,769	$14,291
Segment	2,905	2,308	8,011	6,653
Equity-based compensation plan expense	1,627	222	4,138	866
Third party costs related to business development activities and growth projects	228	1,008	1,016	3,529
Total general and administrative expenses	$10,375	$8,905	$29,934	$25,339
Routine corporate and segment general and administrative expenses increased between the three and nine month periods as a result of salary and benefits expenses associated with increases in personnel to support our growth. Additionally, increases in the market price of our common units affected expense related to our equity-based compensation plans. A decrease in third party costs related to business and growth transactions resulted in a decrease of approximately $0.8 million and $2.5 million, for the three and nine month periods, respectively.

Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Depreciation expense	$9,202	$5,960	$27,246	$17,838
Amortization of intangible assets	4,520	7,721	15,390	22,367
Amortization of CO2 volumetric production payments	1,116	1,025	2,811	2,895
Total depreciation and amortization expense	$14,838	$14,706	$45,447	$43,100
Total depreciation and amortization expense increased $0.1 million and $2.3 million, between the quarterly and nine month periods, respectively, as a result of an increases in depreciation expense, offset by decreases in amortization of intangible assets. Depreciation expense increased $3.2 million and $9.4 million, over the same periods primarily as a result of our recent acquisitions, including the black oil barge transportation assets in August 2011 and February 2012. Amortization of intangible assets decreased $3.2 million and $7.0 million between the three and nine month periods, respectively, as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows. Generally, the amortization we record on those assets is greater in the initial years following their acquisition because our intangible assets are generally more valuable in the first years after an acquisition.
Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$3,416	$3,137	$10,762	$9,646
Interest expense, senior unsecured notes	6,938	5,032	19,688	14,930
Amortization of debt issuance costs and premium	825	792	2,655	2,102
Capitalized interest	(1,304)	—	(2,394)	—
Interest income	(2)	(1)	(14)	(8)
Net interest expense	$9,873	$8,960	$30,697	$26,670
Net interest expense increased $0.9 million between the quarterly periods and $4 million between the nine month periods primarily as a result of increased borrowings associated with acquisitions. Interest expense on our senior unsecured notes increased $1.9 million and $4.8 million, respectively, over the same periods as a result of issuing an additional $100 million of notes under the indenture in February 2012 to repay borrowings under our credit facility. Capitalized interest costs of $1.3 million and $2.4 million in the three and nine month periods, respectively, attributable to our growth capital expenditures and investments in the SEKCO pipeline joint venture (see below for more information) partially offset the increase in interest expense.
Income tax expense
Income tax expense decreased $8.7 million between the quarterly periods and $9.2 million between the nine month periods primarily due to the reversal of $8.2 million in uncertain tax positions as a result of tax audit settlements and the expiration of statutes of limitations.
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
Other
Net income for the three months ended September 30, 2012 and 2011 included an unrealized gain on derivative positions of $0.1 million and $4.4 million, respectively. Net income for the nine months ended September 30, 2012 and 2011 included an unrealized gain on derivative positions of $1.3 million and $4.6 million, respectively. Those amounts are included in Supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.

Liquidity and Capital Resources
General
As of September 30, 2012, we had $504.4 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations and borrowing availability under our credit facility.
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
In July 2012, we amended and restated our senior secured credit facility with a syndicate of banks to, among other things, increase the committed amount from $775 million to $1 billion and the accordion feature from $225 million to $300 million, giving us the ability to expand the size of the facility up to an aggregate of $1.3 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche was increased from $125 million to $150 million, and the term of our credit facility was extended to July 25, 2017. This inventory tranche is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•	The applicable margin varies from 1.75% to 2.75% on eurodollar borrowings and from 0.75% to 1.75% on alternate base rate borrowings.
•Letter of credit fees range from 1.75% to 2.75%.

•	The commitment fee on the unused committed amount will range from 0.375% to 0.50%.
 We do not anticipate any of the lenders that participate in our credit facility being unable to satisfy their obligations under the credit facility.
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
At September 30, 2012, long-term debt totaled $833.9 million, consisting of $483 million outstanding under our credit facility (including $48.6 million borrowed under the inventory sublimit tranche) and a $350.9 million carrying amount of senior unsecured notes due in 2018.
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our working capital needs. Excess funds that are generated are used to repay borrowings from our credit facility and to fund capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures.
We typically sell our crude oil in the same month in which we purchase it, and we do not rely on borrowings under our credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of oil. In our petroleum products activities, we buy products and typically either move the products to one of our storage facilities for further blending or we sell the product within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility. See Note 11 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2012 and 2011.
Net cash flows provided by our operating activities for the nine months ended September 30, 2012 were $142.9 million compared to $39.1 million for the nine months ended September 30, 2011. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more or less cash. The increase in operating cash flow for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to higher cash earnings and cash requirements to meet working capital needs.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets and other asset acquisitions for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Pipeline transportation assets	$261	$231
Refinery services assets	799	1,219
Supply and logistics assets	1,660	1,935
Other assets	—	248
Total maintenance capital expenditures	2,720	3,633
Growth capital expenditures:
Pipeline transportation assets	37,184	3,033
Refinery services assets	1,496	102
Supply and logistics assets (1)	75,754	3,702
Information technology systems upgrade projects	1,175	3,516
Total growth capital expenditures	115,609	10,353
Total maintenance and growth capital expenditures	118,329	13,986
Capital expenditures for business combinations, net of liabilities assumed:
Offshore pipelines	205,576	—
Acquisition of FMT assets	—	143,489
Total business combinations capital expenditures	205,576	143,489
Capital expenditures related to equity investees (2)	57,072	—
Total capital expenditures	$380,977	$157,475

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

Growth Capital Expenditures
In April 2011, we announced two projects to increase the services we provide to producers and refiners. We acquired three above-ground storage tanks located in Texas City, Texas and an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system. We also are constructing a truck station and tankage in West Columbia, Texas to provide incremental transportation service for the Eagle Ford Shale and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area. Once the refurbishment, tie-in and all interconnecting pipe are completed, estimated to be in the fourth quarter of 2012, we will be able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal. In addition, we have initiated construction of a 18-inch diameter loop of our existing crude oil pipeline into Texas City, supported by a term contract with one of our refining customers, which we expect will allow us to significantly expand our total service capabilities into the Texas City area by the second quarter of 2013.
During 2011, we also entered into an agreement to install a new sour gas processing facility at Holly Refining and Marketing’s refinery complex located in Tulsa, Oklahoma. The new facility, expected to be completed in the first quarter of 2013, will remove a portion of the sulfur from the crude oil refined at Holly’s complex and is expected to result in potential additional capacity of 24,000 DST per year of NaHS.
We anticipate the costs of the projects listed above to be approximately $80 million in total, of which we have spent approximately $56.8 million since inception in 2011. We expect that the remaining costs for the projects will be spent primarily in the fourth quarter of 2012.

We anticipate spending approximately $33 million to upgrade our refinery facilities in Wyoming and to bring the related pipeline back in service. We spent $4.4 million related to these projects during the first nine months of 2012.
In August 2012 we completed construction on the first phase of a new crude-by-rail unloading terminal connected to our existing crude oil pipeline at Walnut Hill, Florida. This facility is capable of handling unit train shipments of oil for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. We anticipate the second phase of the terminal, which includes a 100,000 barrel storage tank and related equipment, to be completed in the fourth quarter of 2012 and cost approximately $4.5 million.
In February 2012, we purchased seven barges from Florida Marine Transporters, which previously had been subleased to us in connection with the acquisition of the black oil barge assets in August 2011. The cost of the seven barges totaled $30.6 million, which was funded with our credit facility.
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
In December 2011, we formed Southeast Keathley Canyon Pipeline Company, LLC (or SEKCO) with Enterprise Products to construct a deepwater pipeline serving the Lucius development area in southern Keathley Canyon of the Gulf of Mexico. The new pipeline is expected to begin service by mid-2014. We expect to spend approximately $200 million for our share of the pipeline construction through 2014 and to reimburse Enterprise Products for our portion of previously incurred costs. We expect to pay approximately $80 million in 2012, of which we paid $57.1 million during the first nine months of 2012. The anchor producers, which have executed long-term transportation agreements, are responsible for most cost overruns and other costs incurred associated with weather-related delays.
Distributions to Unitholders
On November 14, 2012, we will pay a distribution of $0.4725 per common unit totaling $38.4 million with respect to the third quarter of 2012 to common unitholders of record on November 1, 2012. This is the twenty-ninth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 8 to our Unaudited Condensed Consolidated Financial Statements.
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

•	service interruptions in our pipeline transportation systems and processing operations;

•	shut-downs or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, petroleum products, or CO2 or to whom we sell such products;

•	risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

•	changes in laws and regulations to which we are subject, including tax withholding issues, accounting pronouncements, and safety, environmental and employment laws and regulations;

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

•	loss of key personnel;

•	an increase in the competition that our operations encounter;

•	cost and availability of insurance;

•	hazards and operating risks that may not be covered fully by insurance;

•	our financial and commodity hedging arrangements;

•	changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;

•	natural disasters, accidents or terrorism;

•	changes in the financial condition of customers or counterparties;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

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

Item 1A. Risk Factors
For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. On October 11, 2012, we filed a Current Report on Form 8-K that, among other things, included the risk factor set forth below. There have been no material changes to the risk factors since the filing of such Form 10-K and/or Form 8-K.
The Davison family exerts significant influence over us and may have conflicts of interest with us and may be permitted to favor its interests to the detriment of our other unitholders.
James E. Davison, Sr. and James E. Davison, Jr., each of whom is a director of our general partner, and certain of their family members and affiliates own approximately 17.2% of our Common Units - Class A and 76.9% of our Common Units - Class B. The Davison family is able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as business strategies, mergers, business combinations, acquisitions or dispositions of significant assets, issuances of additional partnership securities, incurrence of debt or other financing and the payment of distributions. In addition, the continued existence of a controlling group may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
The Davison family owns, controls and has interests in diverse companies, some of which may (or could in the future) compete directly or indirectly with us. As a result, the Davison family's interests may not always be consistent with our interests or the interests of our other unitholders. The Davison family could also pursue acquisitions or business opportunities that may be complementary to our business. Our organizational documents allow the holders of our units (including affiliates, like the Davisons) to take advantage of such corporate opportunities without first presenting such opportunities to us. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us and members of the Davison family, those conflicts may be resolved in a manner adverse to us or you. Other potential conflicts may involve, among others, the following situations:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits.
(a) Exhibits

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

10.1
Third Amended and Restated Credit Agreement, dated as of July 25, 2012, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 31, 2012, File No. 001-12295).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 6, 2012	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer