Form 10-Q
period 2013-03-31
GENESIS ENERGY LP
filed 2013-05-02
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Class A Common Units outstanding as of May 1, 2013 was 81,162,755.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,983	$11,282
Accounts receivable - trade, net	356,972	270,925
Inventories	79,155	87,050
Other	30,147	34,777
Total current assets	482,257	404,034
FIXED ASSETS, at cost	759,892	723,225
Less: Accumulated depreciation	(168,147)	(157,944)
Net fixed assets	591,745	565,281
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	156,055	157,385
EQUITY INVESTEES	608,076	549,235
INTANGIBLE ASSETS, net of amortization	72,222	75,065
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	39,882	33,618
TOTAL ASSETS	$2,275,283	$2,109,664
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$312,719	$258,053
Accrued liabilities	60,660	54,598
Total current liabilities	373,379	312,651
SENIOR SECURED CREDIT FACILITY	271,000	500,000
SENIOR UNSECURED NOTES	700,865	350,895
DEFERRED TAX LIABILITIES	13,488	13,810
OTHER LONG-TERM LIABILITIES	16,600	15,813
COMMITMENTS AND CONTINGENCIES (Note 13)
PARTNERS’ CAPITAL:
Common unitholders, 81,202,752 units issued and outstanding at March 31, 2013 and December 31, 2012	899,951	916,495
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,275,283	$2,109,664
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Supply and logistics	$1,076,951	$893,263
Refinery services	49,484	48,045
Pipeline transportation services	20,779	19,409
Total revenues	1,147,214	960,717
COSTS AND EXPENSES:
Supply and logistics product costs	1,001,545	835,869
Supply and logistics operating costs	49,194	37,916
Refinery services operating costs	32,443	30,779
Pipeline transportation operating costs	7,084	5,052
General and administrative	11,747	9,592
Depreciation and amortization	15,053	14,779
Total costs and expenses	1,117,066	933,987
OPERATING INCOME	30,148	26,730
Equity in earnings of equity investees	3,936	3,492
Interest expense	(11,441)	(10,596)
Income before income taxes	22,643	19,626
Income tax benefit (expense)	203	(22)
NET INCOME	$22,846	$19,604
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.28	$0.27
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	81,203	72,836
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2013	2012	2013	2012
Partners’ capital, January 1	81,203	71,965	$916,495	$792,638
Net income	—	—	22,846	19,604
Cash distributions	—	—	(39,390)	(31,677)
Issuance of common units for cash, net	—	5,750	—	169,524
Conversion of waiver units	—	1,738	—	—
Other	—	12	—	500
Partners' capital, March 31	81,203	79,465	$899,951	$950,589
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,846	$19,604
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	15,053	14,779
Amortization of debt issuance costs and premium	1,022	880
Amortization of unearned income and initial direct costs on direct financing leases	(4,083)	(4,241)
Payments received under direct financing leases	5,315	5,462
Equity in earnings of investments in equity investees	(3,936)	(3,492)
Cash distributions of earnings of equity investees	6,047	5,911
Non-cash effect of equity-based compensation plans	7,021	123
Deferred and other tax liabilities	(323)	(37)
Unrealized gains on derivative transactions	(52)	(1,992)
Other, net	71	193
Net changes in components of operating assets and liabilities ( Note 10)	(10,165)	(17,268)
Net cash provided by operating activities	38,816	19,922
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(47,151)	(47,473)
Cash distributions received from equity investees - return of investment	3,583	4,314
Investments in equity investees	(64,534)	(33,542)
Acquisitions	—	(205,576)
Proceeds from asset sales	332	359
Other, net	755	(97)
Net cash used in investing activities	(107,015)	(282,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	386,400	509,200
Repayments on senior secured credit facility	(615,400)	(480,300)
Proceeds from issuance of senior unsecured notes, including premium	350,000	101,000
Debt issuance costs	(8,157)	(2,584)
Issuance of common units for cash, net	—	169,524
Distributions to common unitholders	(39,390)	(31,677)
Other, net	(553)	437
Net cash provided by financing activities	72,900	265,600
Net increase in cash and cash equivalents	4,701	3,507
Cash and cash equivalents at beginning of period	11,282	10,817
Cash and cash equivalents at end of period	$15,983	$14,324
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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Immaterial Restatement
Quarterly amounts for revenues and cost of sales for 2012 include corrections to previously reported quarterly amounts for the first quarter of 2012. These corrections were made to present certain sales transactions on a gross basis that previously had been recorded on a net basis. The corrections had no effect on previously reported operating income, net income or Segment Margin.

2. Inventories
The major components of inventories were as follows:

	March 31, 2013	December 31, 2012
Petroleum products	$54,734	$58,943
Crude oil	15,272	15,885
Caustic soda	2,591	5,636
NaHS	6,537	6,573
Other	21	13
Total	$79,155	$87,050

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $0.2 million at March 31, 2013, therefore we reduced the value of inventory in our Unaudited Condensed Consolidated Financial Statements for this difference. At December 31, 2012, market values of our inventories exceeded recorded costs.
3. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2013	December 31, 2012
Pipelines and related assets	$242,806	$226,831
Machinery and equipment	91,535	87,502
Transportation equipment	20,916	21,170
Marine vessels	298,077	298,054
Land, buildings and improvements	15,748	15,606
Office equipment, furniture and fixtures	5,072	4,964
Construction in progress	66,470	52,541
Other	19,268	16,557
Fixed assets, at cost	759,892	723,225
Less: Accumulated depreciation	(168,147)	(157,944)
Net fixed assets	$591,745	$565,281
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$10,495	$8,495

4. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2013 and December 31, 2012, the unamortized excess cost amounts totaled $231.3 million and $234 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2013	2012
Genesis’ share of operating earnings	$6,650	$6,038
Amortization of excess purchase price	(2,714)	(2,546)
Net equity in earnings	$3,936	$3,492
Distributions received	$9,630	$10,225

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	March 31, 2013	December 31, 2012
BALANCE SHEET DATA:
Assets
Current assets	$81,686	$74,906
Fixed assets, net	896,395	832,525
Other assets	9,416	10,202
Total assets	$987,497	$917,633
Liabilities and equity
Current liabilities	$66,030	$112,321
Other liabilities	146,233	134,731
Equity	775,234	670,581
Total liabilities and equity	$987,497	$917,633

	Three Months Ended March 31,
	2013	2012
INCOME STATEMENT DATA:
Revenues	$40,740	$37,518
Operating income	$21,100	$19,396
Net income	$20,455	$18,675

5. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$70,946	$23,708	$94,654	$69,167	$25,487
Licensing agreements	38,678	23,683	14,995	38,678	22,892	15,786
Supplier relationships	—	—	—	36,469	36,469	—
Segment total	133,332	94,629	38,703	169,801	128,528	41,273
Supply & Logistics:
Customer relationships	35,430	26,944	8,486	35,430	26,403	9,027
Intangibles associated with lease	13,260	2,683	10,577	13,260	2,565	10,695
Trade names	—	—	—	18,888	18,888	—
Segment total	48,690	29,627	19,063	67,578	47,856	19,722
Other	19,716	5,260	14,456	18,932	4,862	14,070
Total	$201,738	$129,516	$72,222	$256,311	$181,246	$75,065
Our amortization expense for the periods presented was as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$3,627	$5,515

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2013	$10,929
	2014	$12,422
	2015	$10,614
	2016	$9,152
	2017	$7,989

6. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2013	December 31, 2012
Senior secured credit facility	$271,000	$500,000
7.875% senior unsecured notes (including unamortized premium of $865 and $895 in 2013 and 2012, respectively)	350,865	350,895
5.750% senior unsecured notes	350,000	—
Total long-term debt	$971,865	$850,895
As of March 31, 2013, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indenture.
Senior Secured Credit Facility
At March 31, 2013, we had $271 million borrowed under our $1 billion credit facility, with $64.5 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $17.2 million was outstanding at March 31, 2013. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2013 was $711.8 million.
Senior Unsecured Notes
In November 2010, we issued $250 million in aggregate principal amount of 7.875% senior unsecured notes due December 15, 2018 (the "2018 Notes"). The 2018 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year. In February 2012, we issued an additional $100 million of aggregate principal amount of the 2018 Notes. The additional 2018 Notes were issued at 101% of face value at an effective interest rate of 7.682%. The notes have the same terms and conditions as the notes previously issued under the indenture. The issuance increased the total aggregate principal amount of the 2018 Notes under the indenture to $350 million.
On February 8, 2013, we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes (the "2021 Notes"). The 2021 Notes were sold at face value. Interest payments are due on February 15 and August 15 of each year, beginning August 15, 2013. The 2021 Notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
The 2018 and the 2021 Notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are each fully and unconditionally guaranteed, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem the 2018 Notes at any time after December 15, 2014 at a premium to the face amount of the notes that varies based on the time remaining to maturity of the 2018 Notes. Prior to December 15, 2013, we may also redeem up to 35% of the principal amount of the 2018 Notes for 107.875% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem the 2021 Notes at any time after February 15, 2017, at a premium to the face amount of the 2021 Notes that varies based on the time remaining to maturity on the 2021 Notes. Prior to February 15, 2016, we may also redeem up to 35% of the principal amount of the 2021 Notes for 105.75% of the face amount with the proceeds from an equity offering of our common units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Partners’ Capital and Distributions
At March 31, 2013, our outstanding common units consisted of 81,162,755 Class A units and 39,997 Class B units.
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
On August 14, 2012, our Class 2 waiver units became convertible as we paid a distribution of $0.46 per common unit and satisfied the conversion coverage ratio requirement. All Class 2 waiver units were converted into common units by September 30, 2012. At March 31, 2013, we had 3,476,466 waiver units outstanding comprised of the Class 3 and Class 4 waiver units.
On May 15, 2013, our Class 3 waiver units will become convertible (at the option of the holder therof) as we will pay a distribution of $0.4975 per common unit and satisfy the conversion coverage ratio requirement. Those waiver units will automatically convert into Class A common units on November 15, 2013.
Distributions
We paid or will pay the following distributions in 2012 and 2013:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2012
1st Quarter	May 15, 2012		$0.4500	$35,768
2nd Quarter	August 14, 2012		$0.4600	$36,563
3rd Quarter	November 14, 2012		$0.4725	$38,375
4th Quarter	February 14, 2013		$0.4850	$39,390
2013
1st Quarter	May 15, 2013	(1)	$0.4975	$40,405

(1) This distribution will be paid to unitholders of record as of May 1, 2013.
8. Business Segment Information
Our operations consist of three operating segments:

•	Pipeline Transportation – interstate, intrastate and offshore crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS and;

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended March 31, 2013
Segment margin (a)	$25,196	$17,965	$28,904	$72,065
Capital expenditures (b)	$83,852	$352	$17,611	$101,815
Revenues:
External customers	$17,305	$52,179	$1,077,730	$1,147,214
Intersegment (c)	3,474	(2,695)	(779)	—
Total revenues of reportable segments	$20,779	$49,484	$1,076,951	$1,147,214
Three Months Ended March 31, 2012
Segment margin (a)	$25,347	$17,249	$17,656	$60,252
Capital expenditures (b)	$246,428	$910	$40,831	$288,169
Revenues:
External customers	$14,976	$50,373	$895,368	$960,717
Intersegment (c)	4,433	(2,328)	(2,105)	—
Total revenues of reportable segments	$19,409	$48,045	$893,263	$960,717
Total assets by reportable segment were as follows:

	March 31, 2013	December 31, 2012
Pipeline transportation	$964,906	$890,652
Refinery services	415,088	414,170
Supply and logistics	837,426	750,347
Other assets	57,863	54,495
Total consolidated assets	$2,275,283	$2,109,664

(a)	A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2013	2012
Segment Margin	$72,065	$60,252
Corporate general and administrative expenses	(10,837)	(8,621)
Depreciation and amortization	(15,053)	(14,779)
Interest expense	(11,441)	(10,596)
Distributable cash from equity investees in excess of equity in earnings	(6,564)	(6,733)
Non-cash items not included in segment margin	(4,295)	1,324
Cash payments from direct financing leases in excess of earnings	(1,232)	(1,221)
Income before income taxes	$22,643	$19,626

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of internal growth projects) as well as acquisitions of businesses and interests in equity investees. Capital spending in our pipeline transportation segment included $64.5 million and $33.5 million during the three months ended March 31, 2013 and March 31, 2012, respectively, representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline. For the three months ended March 31, 2012, capital spending in our pipeline transportation segment also included $205.6 million for the acquisition of interests in several Gulf of Mexico pipelines.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
Petroleum products sales to an affiliate of the Quintana Group (1)	$—	$10,188
Sales of CO2 to Sandhill Group, LLC (2)	673	613
Petroleum products sales to Davison family businesses	355	312
Costs and expenses:
Marine operating fuel and expenses provided by an affiliate of the Quintana Group (1)	—	1,957
Amounts paid to our CEO in connection with the use of his aircraft	150	150

(1)
The Quintana Group monetized all of its remaining investment in our common units on October 5, 2012. Transactions with the Quintana Group are included in the above table as related party transactions through October 5, 2012.

(2)	We own a 50% interest in Sandhill Group, LLC.
Amount due from Related Party
At March 31, 2013 and December 31, 2012 Sandhill Group, LLC owed us $0.2 million for purchases of CO2.
10. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2013	2012
(Increase) decrease in:
Accounts receivable	$(85,915)	$(55,904)
Inventories	7,947	(2,307)
Other current assets	4,736	(2,327)
Increase (decrease) in:
Accounts payable	57,048	52,055
Accrued liabilities	6,019	(8,785)
Net changes in components of operating assets and liabilities	$(10,165)	$(17,268)
Payments of interest and commitment fees were $2.8 million and $5.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.
At March 31, 2013 and March 31, 2012, we had incurred liabilities for fixed and intangible asset additions totaling $5 million and $4.1 million, respectively, that had not been paid at the end of the first quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At March 31, 2013, we had incurred liabilities for other asset additions totaling $0.3 million that had not been paid at the end of the first quarter, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Derivatives
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
At March 31, 2013, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	339	159
Weighted average contract price per bbl	$91.71	$93.38
Crude oil LLS/WTI swap:
Contract volumes (1,000 bbls)	20	40
Weighted average contract price per bbl	$17.60	$16.38
Heating oil futures:
Contract volumes (1,000 bbls)	60	—
Weighted average contract price per gal	$2.99	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	613	—
Weighted average contract price per bbl	$95.08	$—
Crude oil options:
Contract volumes (1,000 bbls)	250	60
Weighted average premium received	$1.41	$0.25
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2013 and December 31, 2012:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2013	December 31, 2012
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$689	$758
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(689)	$(758)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,247)	$(3,357)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	$3,247	$3,357
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2013, we had a net broker receivable of approximately $3.5 million (consisting of initial margin of $3.8 million reduced by $0.3 million of variation margin that had been returned to us).  As of December 31, 2012, we had a net broker receivable of approximately $3.6 million (consisting of initial margin of $4.1 million reduced by $0.5 million of variation margin that had been returned to us).  At March 31, 2013 and December 31, 2012, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2013	2012
Commodity derivatives - futures and call options:
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(3,503)	(10,711)
Total commodity derivatives		$(3,503)	$(10,711)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Fair-Value Measurements
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

	Fair Value at			Fair Value at
	March 31, 2013			December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$689	$—	$—	$758	$—	$—
Liabilities	$(3,247)	$—	$—	$(3,357)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 11 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates for similar instruments with comparable maturities. At March 31, 2013, our senior unsecured notes had a carrying value of $700.9 million and a fair value of $748.1 million, compared to $350.9 million and $373.2 million, respectively, at December 31, 2012. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
14. Condensed Consolidating Financial Information
Our $700 million aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations and accordingly has no ability to service obligations on the 2018 and 2021 Notes. Each subsidiary guarantor and the subsidiary co-issuer are 100% owned, directly or indirectly, by Genesis Energy, L.P. See Note 6 for

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional information regarding our consolidated debt obligations. The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
March 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5	$—	$15,836	$142	$—	$15,983
Other current assets	857,903	—	434,548	50,483	(876,660)	466,274
Total current assets	857,908	—	450,384	50,625	(876,660)	482,257
Fixed assets, at cost	—	—	648,992	110,900	—	759,892
Less: Accumulated depreciation	—	—	(154,184)	(13,963)	—	(168,147)
Net fixed assets	—	—	494,808	96,937	—	591,745
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	24,842	—	249,576	156,352	(162,611)	268,159
Equity investees		—	608,076	—	—	608,076
Investments in subsidiaries	1,001,279	—	105,378	—	(1,106,657)	—
Total assets	$1,884,029	$—	$2,233,268	$303,914	$(2,145,928)	$2,275,283
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$12,213	$—	$1,204,308	$33,681	$(876,823)	$373,379
Senior secured credit facility	271,000	—	—	—	—	271,000
Senior unsecured notes	700,865	—	—	—	—	700,865
Deferred tax liabilities	—	—	13,488	—	—	13,488
Other liabilities	—	—	13,249	165,780	(162,429)	16,600
Total liabilities	984,078	—	1,231,045	199,461	(1,039,252)	1,375,332
Partners’ capital	899,951	—	1,002,223	104,453	(1,106,676)	899,951
Total liabilities and partners’ capital	$1,884,029	$—	$2,233,268	$303,914	$(2,145,928)	$2,275,283

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$—	$11,214	$58	$—	$11,282
Other current assets	745,589	—	367,837	41,533	(762,207)	392,752
Total current assets	745,599	—	379,051	41,591	(762,207)	404,034
Fixed assets, at cost	—	—	617,519	105,706	—	723,225
Less: Accumulated depreciation	—	—	(144,882)	(13,062)	—	(157,944)
Net fixed assets	—	—	472,637	92,644	—	565,281
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	17,737	—	254,423	157,604	(163,696)	266,068
Equity investees	—	—	549,235	—	—	549,235
Investments in subsidiaries	1,006,415	—	102,707	—	(1,109,122)	—
Total assets	$1,769,751	$—	$2,083,099	$291,839	$(2,035,025)	$2,109,664
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$2,361	$—	$1,048,937	$23,567	$(762,214)	$312,651
Senior secured credit facility	500,000	—	—	—	—	500,000
Senior unsecured notes	350,895	—	—	—	—	350,895
Deferred tax liabilities	—	—	13,810	—	—	13,810
Other liabilities	—	—	13,044	166,282	(163,513)	15,813
Total liabilities	853,256	—	1,075,791	189,849	(925,727)	1,193,169
Partners’ capital	916,495	—	1,007,308	101,990	(1,109,298)	916,495
Total liabilities and partners’ capital	$1,769,751	$—	$2,083,099	$291,839	$(2,035,025)	$2,109,664

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$1,070,489	$38,945	$(32,483)	$1,076,951
Refinery services	—	—	47,767	5,563	(3,846)	49,484
Pipeline transportation services	—	—	14,126	6,653	—	20,779
Total revenues	—	—	1,132,382	51,161	(36,329)	1,147,214
COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,048,931	34,291	(32,483)	1,050,739
Refinery services operating costs	—	—	31,167	5,282	(4,006)	32,443
Pipeline transportation operating costs	—	—	6,754	330	—	7,084
General and administrative	—	—	11,714	33	—	11,747
Depreciation and amortization	—	—	14,151	902	—	15,053
Total costs and expenses	—	—	1,112,717	40,838	(36,489)	1,117,066
OPERATING INCOME	—	—	19,665	10,323	160	30,148
Equity in earnings of subsidiaries	34,252	—	6,238	—	(40,490)	—
Equity in earnings of equity investees	—	—	3,936	—	—	3,936
Interest (expense) income, net	(11,406)	—	4,047	(4,082)	—	(11,441)
Income before income taxes	22,846	—	33,886	6,241	(40,330)	22,643
Income tax benefit (expense)	—	—	257	(54)	—	203
NET INCOME	$22,846	$—	$34,143	$6,187	$(40,330)	$22,846

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$887,681	$32,179	$(26,597)	$893,263
Refinery services	—	—	48,596	2,645	(3,196)	48,045
Pipeline transportation services	—	—	12,916	6,493	—	19,409
Total revenues	—	—	949,193	41,317	(29,793)	960,717
COSTS AND EXPENSES:
Supply and logistics costs	—	—	871,642	28,740	(26,597)	873,785
Refinery services operating costs	—	—	30,641	3,049	(2,911)	30,779
Pipeline transportation operating costs	—	—	4,834	218	—	5,052
General and administrative	—	—	9,562	30	—	9,592
Depreciation and amortization	—	—	13,887	892	—	14,779
Total costs and expenses	—	—	930,566	32,929	(29,508)	933,987
OPERATING INCOME	—	—	18,627	8,388	(285)	26,730
Equity in earnings of subsidiaries	30,168	—	4,322	—	(34,490)	—
Equity in earnings of equity investees	—	—	3,492	—	—	3,492
Interest (expense) income, net	(10,564)	—	4,154	(4,186)	—	(10,596)
Income before income taxes	19,604	—	30,595	4,202	(34,775)	19,626
Income tax (expense) benefit	—	—	(95)	73	—	(22)
NET INCOME	$19,604	$—	$30,500	$4,275	$(34,775)	$19,604

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(73,458)	$—	$145,881	$9,500	$(43,107)	$38,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(41,950)	(5,201)	—	(47,151)
Cash distributions received from equity investees - return of investment	—	—	3,583	—		3,583
Investments in equity investees	—	—	(64,534)	—		(64,534)
Repayments on loan to non-guarantor subsidiary	—	—	1,086	—	(1,086)	—
Proceeds from asset sales	—	—	332	—	—	332
Other, net	—	—	749	6	—	755
Net cash used in investing activities	—	—	(100,734)	(5,195)	(1,086)	(107,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	386,400	—	—	—	—	386,400
Repayments on senior secured credit facility	(615,400)	—	—	—	—	(615,400)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Distributions to partners/owners	(39,390)	—	(39,390)	(3,727)	43,117	(39,390)
Other, net	—	—	(1,135)	(494)	1,076	(553)
Net cash provided by (used in) financing activities	73,453	—	(40,525)	(4,221)	44,193	72,900
Net (decrease) increase in cash and cash equivalents	(5)	—	4,622	84	—	4,701
Cash and cash equivalents at beginning of period	10	—	11,214	58	—	11,282
Cash and cash equivalents at end of period	$5	$—	$15,836	$142	$—	$15,983

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(110,241)	$—	$147,523	$3,207	$(20,567)	$19,922
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(47,228)	(245)	—	(47,473)
Cash distributions received from equity investees - return of investment	14,602	—	4,314	—	(14,602)	4,314
Investments in equity investees	(169,524)	—	(33,860)	—	169,842	(33,542)
Acquisitions	—	—	(205,576)	—	—	(205,576)
Repayments on loan to non-guarantor subsidiary	—	—	981	—	(981)	—
Proceeds from asset sales	—	—	359	—	—	359
Other, net	—	—	221	(318)	—	(97)
Net cash used in investing activities	(154,922)	—	(280,789)	(563)	154,259	(282,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	509,200	—	—	—	—	509,200
Repayments on senior secured credit facility	(480,300)	—	—	—	—	(480,300)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—	—	—	—	101,000
Debt issuance costs	(2,584)	—	—	—	—	(2,584)
Distributions to partners/owners	(31,677)	—	(31,677)	(3,182)	34,859	(31,677)
Issuance of common units for cash, net	169,524	—	169,524	—	(169,524)	169,524
Other, net	—	—	122	(658)	973	437
Net cash provided by (used in) financing activities	265,163	—	137,969	(3,840)	(133,692)	265,600
Net increase (decrease) in cash and cash equivalents	—	—	4,703	(1,196)	—	3,507
Cash and cash equivalents at beginning of period	3	—	9,182	1,632	—	10,817
Cash and cash equivalents at end of period	$3	$—	$13,885	$436	$—	$14,324

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported net income of $22.8 million, or $0.28 per common unit during the three months ended March 31, 2013 (“2013 Quarter”) compared to net income of $19.6 million or $0.27 per common unit during the three months ended March 31, 2012 (“2012 Quarter”). The significant factor benefiting net income was improved operating results by our supply and logistics segment of 64%. Our supply and logistics segment benefited from a 28% increase in volumes. The increase in net income was partially offset by a $2.6 million increase in equity-based compensation costs solely related to the increase in the market price of our common units. The market price of our common units at March 31, 2013 was $48.22 compared to $35.72 at December 31, 2012, representing a 35% increase. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Available Cash before Reserves increased $9.1 million, or 23%, in the 2013 Quarter (as compared to the 2012 Quarter) to $48.7 million consistent with the increase in net income described above. See “Financial Measures” below for additional information on Available Cash before Reserves.
Distribution Increase
In April 2013, we declared our thirty-first consecutive increase in our quarterly distribution to our common unitholders relative to the first quarter of 2013. During that period, twenty-six of those quarterly increases have been 10% or greater year-over-year. In May 2013, we will pay a distribution of $0.4975 per unit representing a 10.6% increase from our distribution of $0.4500 per unit related to the first quarter of 2012. During the first quarter of 2013, we paid a distribution of $0.4850 per unit related to the fourth quarter of 2012.
Financial Measures
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant, and capital investment. A reconciliation of Segment Margin to income before income taxes is included in our segment disclosures in Note 8 to our Unaudited Condensed Consolidated Financial Statements.
Available Cash before Reserves
This Quarterly Report on Form 10-Q includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP. The accompanying schedule below provides a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.

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
Available Cash before Reserves is net income as adjusted for specific items, the most significant of which are the addition of certain non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows, and the subtraction of maintenance capital expenditures, which are expenditures that are necessary to sustain existing (but not to provide new sources of) cash flows.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$22,846	$19,604
Depreciation and amortization	15,053	14,779
Cash received from direct financing leases not included in income	1,232	1,221
Cash effects of sales of certain assets	332	359
Effects of distributable cash generated by equity method investees not included in income	6,564	6,733
Cash effects of equity-based compensation plans	(1,523)	(1,577)
Non-cash legacy stock appreciation rights plan expense	4,630	476
Non-cash executive equity award expense	—	500
Expenses related to acquiring or constructing assets that provide new sources of cash flow	216	608
Unrealized gain on derivative transactions excluding fair value hedges	(52)	(1,992)
Maintenance capital expenditures	(819)	(1,213)
Non-cash tax benefit	(323)	(37)
Other items, net	538	156
Available Cash before Reserves	$48,694	$39,617

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2013 Quarter increased $186.5 million, or 19% from the 2012 Quarter. Additionally, our costs and expenses increased $183.1 million, or 20% between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between the two first quarter periods is primarily attributable to increased volumes from our operations, partially offset by decreases in the market prices for crude oil and petroleum products as described below.
Volumes increased in our supply and logistics segment by 28% quarter to quarter as explained in our supply and logistics Segment Margin discussion below. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 8% to $94.37 per barrel in the first quarter of 2013, as compared to $102.93 per barrel in the first quarter of 2012.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2013 and March 31, 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Pipeline transportation	$25,196	$25,347
Refinery services	17,965	17,249
Supply and logistics	28,904	17,656
Total Segment Margin	$72,065	$60,252

Pipeline Transportation Segment
Operating results and volumetric data for our pipeline transportation segment are presented below.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$9,481	$6,791
Segment margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	10,025	10,614
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,824	6,591
Sales of onshore crude oil pipeline loss allowance volumes	2,223	3,253
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(4,868)	(3,369)
Payments received under direct financing leases not included in income	1,232	1,221
Other	279	246
Segment Margin	$25,196	$25,347

Volumetric Data (barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	53,412	44,535
Jay	28,098	18,820
Mississippi	18,983	18,263
Offshore crude oil pipelines:
CHOPS (1)	114,174	101,528
Poseidon (1)	204,550	189,746
Odyssey (1)	43,174	40,068
GOPL	8,926	24,608
CO2 pipeline (Mcf/day):
Free State	208,416	178,012
(1) Volumes for our equity method investees are presented on a 100% basis.
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Pipeline transportation Segment Margin for the 2013 Quarter decreased $0.2 million, or 1%. The significant components of this change were as follows:

•
Crude oil tariff revenues of onshore crude oil pipelines increased $2.7 million primarily due to upward tariff indexing of approximately 8.6% for our FERC-regulated pipelines effective in July 2012 and increased total throughput volumes of 18,875 barrels per day, primarily from our Texas and Jay pipeline systems.

•	Segment Margin from our offshore crude oil pipelines decreased $0.6 million due to lower pipeline loss allowance revenues offsetting the increase in throughput volumes.

•
Revenues from sales of onshore crude oil pipeline loss allowance volumes decreased Segment Margin by $1 million due to a decrease of approximately 6,900 barrels sold in the 2013 Quarter as compared to the 2012 Quarter and a decrease (an average of $9 per barrel) in crude oil prices.

•
Onshore pipeline operating costs, excluding non-cash charges, increased due to required five-year integrity testing expenditures on our onshore pipelines and general increases in operating costs inclusive of increased safety program costs.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2013	2012
Volumes sold (in Dry short tons "DST"):
NaHS volumes	36,622	33,765
NaOH (caustic soda) volumes	19,230	20,918
Total	55,852	54,683

Revenues (in thousands):
NaHS revenues	$38,835	$36,795
NaOH (caustic soda) revenues	11,402	11,828
Other revenues	1,942	1,750
Total external segment revenues	$52,179	$50,373

Segment Margin (in thousands)	$17,965	$17,249

Average index price for NaOH per DST (1)	$603	$571
Raw material and processing costs as % of segment revenues	49%	48%
(1) Source: IHS Chemical
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Refinery services Segment Margin for the 2013 Quarter increased $0.7 million, or 4%. The significant components of this fluctuation were as follows:

•
NaHS revenues increased primarily as a function of increased sales volumes, partially offset by other components referenced below. NaHS sales volumes increased primarily due to increased demand from customers in the pulp and paper industry. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes. The frequency at which these adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which these adjustments applied reduced NaHS revenues in the 2013 Quarter.

•	Our raw material costs related to NaHS increased correspondingly to the rise in the average index price for caustic soda.

•
Caustic soda sales volumes decreased 8%. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda increased to $603 per DST in the first quarter of 2013 compared to $571 per DST during the first quarter of 2012. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Supply and Logistics Segment
Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Supply and logistics revenue	$1,076,951	$893,263
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(1,001,598)	(837,861)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(46,775)	(37,630)
Other	326	(116)
Segment Margin	$28,904	$17,656

Volumes of crude oil and petroleum products (barrels per day)	107,389	83,928
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
The average market prices of crude oil and petroleum products decreased 8% between the two quarterly periods; however that price volatility has a limited impact on our Segment Margin. Segment Margin for our supply and logistics segment increased by $11.2 million, or 64%, during the 2013 Quarter.
The increase in Segment Margin during the 2013 Quarter resulted primarily from a 28% increase in crude and petroleum products volumes. The increase in volumes is principally due to increased crude oil gathering and marketing activities in West and South Texas that benefited from our expanded trucking fleet. Segment Margin also increased due to the contribution from our crude oil rail loading and unloading operations completed in the second half of 2012. Our operating costs, excluding non-cash charges, increased 24% between the two quarters due to our expanded trucking and barge fleets.
Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2013	2012
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$5,518	$5,401
Segment	2,447	2,236
Equity-based compensation plan expense	3,566	1,347
Third party costs related to business development activities and growth projects	216	608
Total general and administrative expenses	$11,747	$9,592
Total general and administrative expenses increased $2.2 million between the quarterly periods primarily due to an increase of $2.2 million in equity-based compensation plan expenses not included in Segment Margin, partially offset by a decrease of $0.4 million in third party costs related to business and growth transactions. Increases in the market price of our common units affected expense related to our equity-based compensation plans. The market price of our common units at March 31, 2013 was $48.22 compared to $35.72 at December 31, 2012, representing a 35% increase.

Depreciation and amortization expense

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Depreciation expense	$10,495	$8,495
Amortization of intangible assets	3,627	5,515
Amortization of CO2 volumetric production payments	931	769
Total depreciation and amortization expense	$15,053	$14,779
Total depreciation and amortization expense increased $0.3 million between the quarterly periods as a result of an increase in depreciation expense, offset by a decrease in amortization of intangible assets. Depreciation expense increased $2 million primarily as a result of recently completed internal growth projects. Amortization of intangible assets decreased $1.9 million between the three month periods as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows.
Interest expense, net

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense, credit facility (including commitment fees)	$2,803	$4,109
Interest expense, senior unsecured notes	9,824	5,888
Amortization of debt issuance costs and premium	1,052	899
Capitalized interest	(2,238)	(300)
Net interest expense	$11,441	$10,596
Net interest expense increased $0.8 million between the quarterly periods. In February 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs, which increased $1.9 million due to our growth capital expenditures and investments in the SEKCO pipeline joint venture (see below for more information), partially offset the increase in interest expense.
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
Other
Net income for the three months ended March 31, 2013 and March 31, 2012 included an unrealized gain on derivative positions of $0.1 million and $2 million, respectively. Those amounts are included in Supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.

Liquidity and Capital Resources
General
As of March 31, 2013, we had $711.8 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations and borrowing availability under our credit facility.
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
Our $1 billion senior secured credit facility matures on July 25, 2017 and includes an accordion feature of $300 million, giving us the ability to expand the size of the facility up to an aggregate of $1.3 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche under our senior secured credit facility is $150 million, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Our credit facility allows up to $100 million of the capacity to be used for letters of credit, of which $17.2 million was outstanding at March 31, 2013. Due to the revolving nature of loans under our credit facility, we may make additional borrowings and periodic repayments and re-borrowings until the maturity date. At March 31, 2013, we had $271 million borrowed under our credit facility, with $64.5 million of the borrowed amount designated as a loan under the inventory sublimit. Thus, the total amount available for borrowings under our credit facility at March 31, 2013 was $711.8 million.
On February 8, 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes. The notes were sold at face value. Interest payments are due on February 15 and August 15 of each year, beginning August 15, 2013. The notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
The notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are fully and unconditionally guaranteed, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem the notes at any time after February 15, 2017, at a premium to the face amount of the notes that varies based on the time remaining to maturity on the notes. Prior to February 15, 2017, we may also redeem up to 35% of the principal amount for 105.750% of the face amount with the proceeds from an equity offering of our common units.
At March 31, 2013, long-term debt totaled $971.9 million, consisting of $271 million outstanding under our credit facility (including $64.5 million borrowed under the inventory sublimit tranche), a $350.9 million carrying amount of senior unsecured notes due on December 15, 2018 and a $350 million carrying amount of senior unsecured notes due on February 15, 2021.
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
The storage of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored oil or petroleum products, we borrow under our credit facility (or use cash on hand) to pay for the oil or products, which negatively impacts our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored oil or products. Additionally, we may be required to deposit margin funds with the NYMEX when prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our credit facility or use cash on hand to fund the deposits.
    See Note 10 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2013 and March 31, 2012.
Net cash flows provided by our operating activities for the three months ended March 31, 2013 were $38.8 million compared to $19.9 million for the three months ended March 31, 2012. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. The increase in operating cash flow for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to higher cash earnings and decreases in cash requirements to meet working capital needs.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2013 and March 31, 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Pipeline transportation assets	$22	$42
Refinery services assets	186	482
Supply and logistics assets	611	689
Total maintenance capital expenditures	819	1,213
Growth capital expenditures:
Pipeline transportation assets	19,296	7,268
Refinery services assets	166	428
Supply and logistics assets	17,000	40,142
Information technology systems upgrade projects	784	603
Total growth capital expenditures	37,246	48,441
Total maintenance and growth capital expenditures	38,065	49,654
Capital expenditures for business combinations, net of liabilities assumed:
Offshore pipelines (1)	—	205,576
Total business combinations capital expenditures	—	205,576
Capital expenditures related to equity investees (2)	64,534	33,542
Total capital expenditures	$102,599	$288,772

(1) In 2012, amount represents the investment to acquire interests in several Gulf of Mexico crude oil pipeline systems.
(2) Amounts represent our investment in the SEKCO pipeline joint venture (see below for more information).
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
Gulf Coast Infrastructure
We plan to invest approximately $125 million to improve existing assets and develop new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 20-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Maryland Terminal and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train facility at the Maryland Terminal. The Port Hudson upgrades and new crude oil pipeline are expected to be completed by the end of 2013, and the Maryland Terminal completion is scheduled for the second quarter of 2014.
Texas City Project
We are constructing an 18-inch diameter loop of our existing Texas crude oil pipeline into Texas City, supported by a term contract with one of our refining customers, which we expect will allow us to significantly expand our total service capabilities into the Texas City area by the late second quarter or early third quarter of 2013.
HollyFrontier Tulsa Project
We are installing a new sour gas processing facility at Holly Refining and Marketing’s refinery complex located in Tulsa, Oklahoma. The new facility, expected to be completed in mid-2013, will remove a portion of the sulfur from the crude oil refined at Holly’s complex and is expected to result in potential additional capacity of 24,000 DST per year of NaHS.

Rail Projects
In the first quarter of 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank and related equipment. This facility is capable of handling unit train shipments of oil for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. The unit trains of crude oil received at Walnut Hill, Florida will be inserted downstream for further delivery on our Jay Pipeline System. We have commenced construction on an additional tank at the site with 110,000 barrels of capacity, which will allow us to handle increased rail traffic and higher throughput on our existing connected Jay crude oil pipeline. We estimate this tank will be fully operational by the late third quarter of 2013.
In 2012, we completed the initial phase construction of a crude oil rail loading facility in Wink, Texas, giving us the capability to load Genesis and third party railcars designed to move crude oil from West Texas to other markets. Construction on the second phase of the facility, which we estimate will be operational in the fourth quarter of 2013, will allow us to increase the capacity of this system.
In 2012, we commenced construction on a crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets. That facility will have the capability to unload bitumen/dilbit as well as load diluent for backhauls to Canada. We believe that facility will be operational in the second quarter of 2013.
Wyoming Gathering Project
We are re-activating portions of the related gathering and transportation pipelines in Wyoming and constructing a new pipeline which will connect to the Casper, Wyoming markets. We anticipate the re-activation of existing pipelines and the new pipeline will be completed in the second quarter of 2013.
Capital Expenditures Related to Equity Investees
SEKCO, a joint venture with Enterprise Products, is constructing a deepwater pipeline serving the Lucius development area in southern Keathley Canyon of the Gulf of Mexico. The new pipeline is expected to begin service by mid-2014. We expect to spend approximately $200 million for our share of the pipeline construction through 2014 and to reimburse Enterprise Products for our portion of previously incurred costs. In 2012, we contributed $63.7 million to SEKCO that was used to fund our share of the construction costs incurred during the year. We expect to pay approximately $125 million in 2013, of which we paid $64.5 million during the first three months of 2013. Most cost overruns and other costs incurred associated with weather related delays will be the responsibility of the producers that have entered into transportation agreements with us.
Distributions to Unitholders
On May 15, 2013, we will pay a distribution of $0.4975 per common unit totaling $40.4 million with respect to the first quarter of 2013 to common unitholders of record on May 1, 2013. This is the thirty-first consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 7 to our Unaudited Condensed Consolidated Financial Statements.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012, nor do we have any debt or equity triggers based upon our unit or commodity prices.
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 11 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to them and our management to allow timely decisions regarding required disclosures.
There were no changes during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A. Risk Factors
For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

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
4.2
Indenture dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 11, 2013, File No. 001-12295).

4.3
Registration Rights Agreement dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 11, 2013, File No. 001-12295).

*	10.1	+	Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Directors Phantom Unit with DERs Agreement
10.2
Purchase Agreement dated February 5, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K dated February 11, 2013, File No. 001-12295).

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Schema Document
*	101.CAL	XBRL Calculation Linkbase Document
*	101.LAB	XBRL Label Linkbase Document
*	101.PRE	XBRL Presentation Linkbase Document
*	101.DEF	XBRL Definition Linkbase Document

*	Filed herewith
+	A management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 2, 2013	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer