Form 10-K
period 2013-12-31
GENESIS ENERGY LP
filed 2014-02-27
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2013 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $3.3 billion based on $51.83 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 24, 2014, the Registrant had 88,650,988 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2013 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. Our common units are traded on the New York Stock Exchange under the ticker symbol “GEL.” Our principal executive offices are located at 919 Milam, Suite 2100, Houston, Texas 77002 and our telephone number is (713) 860-2500. Except to the extent otherwise provided, the information contained in this annual report is as of December 31, 2013.
We provide an integrated suite of services to oil producers, refineries, and industrial and commercial enterprises. Our business activities are primarily focused on providing services around and within refinery complexes. Upstream of the refineries, we provide gathering and transportation of crude oil. Within the refineries, we provide services to assist in their sulfur balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for their finished refined products. We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. Substantially all of our revenues are derived from providing services to integrated oil companies, large independent oil and gas or refinery companies, and large industrial and commercial enterprises.
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
Pipeline Transportation Segment
Overview
We own interests in approximately 1,530 miles of crude oil pipelines located in the Gulf Coast region of the United States. We also own two CO2 pipelines. Our pipelines generate cash flows from fees charged to customers or substantially similar arrangements that otherwise limit our exposure to changes in commodity prices.
Crude Oil Pipelines
We own interests in three onshore crude oil pipeline systems, with approximately 480 miles of pipe located primarily in Alabama, Florida, Mississippi and Texas. The Federal Energy Regulatory Commission, or FERC, regulates the rates charged by two of our onshore systems to their customers. The rates for the other onshore pipeline are regulated by the Railroad Commission of Texas. We also own interests in various offshore crude oil pipeline systems, with approximately 1,050 miles of pipe and an aggregate design capacity of approximately 1,090 MBbls per day, located offshore in the Gulf of Mexico, a producing region representing approximately 20% of the crude oil production in the United States in 2013. For example, we own a 28% interest in the Poseidon pipeline system and a 50% interest in the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico.
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
Refinery Services Segment
We primarily (i) provide services to ten refining operations located primarily in Texas, Louisiana, Arkansas, Oklahoma and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and caustic soda to large industrial and commercial companies. Our refinery services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our refinery services footprint also includes terminals, and we utilize railcars, ships, barges and trucks to transport product. Our refinery services contracts are typically long-term in nature and have an average remaining term of four years. NaHS is a by-product derived from our refinery services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest marketers of NaHS in North and South America.
Supply and Logistic Segment
We provide supply and logistics services primarily to Gulf Coast oil and gas producers and refineries through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our portfolio of logistical assets consisting of trucks, terminals, pipelines, railcars, rail loading and unloading facilities, and barges. We have access to a suite of more than 300 trucks, 400 trailers, 580 railcars, and terminals and tankage with 2.4 million barrels of storage capacity in multiple locations along the Gulf Coast as well as capacity associated with our three common carrier crude oil pipelines. Our crude-by-rail operations consist of a total of six facilities, either in operation or under construction, designed to load and/or unload crude oil. The two facilities located in Texas and Wyoming were designed primarily to load crude oil produced locally onto railcars for further transportation to refining markets. The four other facilities (two in Louisiana, one in Mississippi and one in Florida) were designed primarily to unload crude oil from railcars into pipelines, or onto barges, for delivery to refinery customers. Our marine operations include access to 63 barges (54 inland and 9 offshore) with a combined transportation capacity of 2.4 million barrels of heavy refined petroleum products, including asphalt, and 32 push/tow boats (23 inland and 9 offshore). Usually, our supply and logistics segment experiences limited commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
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

Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate three business segments and own and operate assets that enable us to provide a number of services to oil producers, refinery owners, and industrial and commercial enterprises that use NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments.

•
Our pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our producer and refiner customers. In addition, a majority of our terminals are located in areas that can be accessed by truck, rail or barge.

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

•
We have limited commodity price risk exposure. The volumes of crude oil, refined products or intermediate feedstocks that we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires that we monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory that does not exceed $2.5 million. In addition, our service contracts with refiners allow us to adjust our processing rates to maintain a balance between NaHS supply and demand.

•
Our businesses provide consistent consolidated financial performance. Our consistent and improving financial performance, combined with our conservative capital structure, has allowed us to increase our distribution for thirty-four consecutive quarters as of our most recent distribution declaration. During this period, twenty-nine of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year.

•
We are financially flexible and have significant liquidity. As of December 31, 2013, we had $405.3 million available under our $1 billion credit agreement, including up to $69.2 million available under the $150 million petroleum products inventory loan sublimit, and $88.1 million available for letters of credit. Our inventory borrowing base was $80.8 million at December 31, 2013.

•
Our expertise and reputation for high performance standards and quality enable us to provide refiners with economic and proven services. Our extensive understanding of the sulfur removal process and crude oil refining can provide us with an advantage when evaluating new opportunities and/or markets.

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

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2012. Additional information regarding most of these items may be found elsewhere in this report.

Acquisition of Additional Barges and Tug Boats

On August 28, 2013, we completed the acquisition of substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for approximately $230.9 million, which we refer to as our offshore marine transportation business and assets. The acquired business was primarily comprised of nine barges and nine tug boats which transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition complements and further integrates our existing operations, including our Genesis Marine inland barge business (comprised of 54 barges and 23 push/tow boats), our crude oil and heavy refined products storage and blending terminals as well as our crude oil pipeline systems.

ExxonMobil Baton Rouge Project

We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train unload facility at Scenic Station. The Port Hudson upgrades and new crude oil pipeline are expected to be completed by the end of the first quarter of 2014, and Scenic Station is expected to be completed in the second quarter of 2014.
Baton Rouge Terminal
We recently announced plans to construct a new crude oil, intermediates and refined products import/export terminal in Baton Rouge. That terminal will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. Our Baton Rouge Terminal will also be pipeline-connected to ExxonMobil facilities in the area, as well as to Scenic Station. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be completed by the end of the second quarter of 2015.
Deepwater Gulf of Mexico Pipeline Joint Venture
Southeast Keathley Canyon Pipeline Company LLC, or SEKCO, our 50/50 joint venture with Enterprise Products Partners, L.P., expects to place in-service in mid-2014 its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has entered into crude oil transportation agreements with six Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Apache Deepwater Development LLC, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Plains Offshore Operations, Inc. Those producers have dedicated their production from Lucius to the pipeline for the life of the reserves. We expect the pipeline to provide capacity for additional projects in the deepwater Gulf of Mexico. Enterprise Products serves as construction manager and will be the operator of the new pipeline.
The 149-mile, 18-inch diameter pipeline, designed to have a 115,000 barrel per day capacity, will connect the Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island that is part of the Poseidon pipeline system, in which we own a 28% interest. See additional discussion regarding this project in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Texas City Projects
In December 2013, we placed in-service an 18-inch diameter loop of our existing crude oil pipeline into Texas City, supported by a term contract with one of our refining customers, which we expect will allow us to significantly expand our total service capabilities into the Texas City area. Previously, we had acquired three above-ground storage tanks located in Texas City, Texas and an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system. We also constructed a truck station and tankage in West Columbia, Texas to provide incremental transportation service for the Eagle Ford Shale and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area. We are able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal.
Rail Projects
Walnut Hill - In the first quarter of 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank, related equipment and connections to our Jay System. This facility provides the capability of handling unit train shipments for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. We have commenced construction on an additional tank at that site with 110,000 barrels of capacity, which will allow us to handle increased rail and pipeline demand. We estimate this tank will be fully operational by the end of the first quarter of 2014.
Wink - In 2012, we completed the initial phase construction of a crude oil rail loading facility in Wink, Texas, which was designed to move crude oil from West Texas to other markets and gives us the capability to load Genesis and third party railcars. Construction on the second phase of that facility, which we estimate will be operational by the end of the first quarter of 2014, will allow us to more efficiently load full unit trains.
Natchez - In the third quarter of 2013, we completed construction on a crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets. That facility has the capability to unload bitumen/dilbit as well as load diluent for backhauls to Canada.

We have initiated construction on the second phase of the Natchez facility, which will provide an additional 60 railcar spots and additional heated tanks. We expect to complete that rail unloading/loading facility expansion by the end of the first quarter of 2014.
Raceland - In the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana. The Raceland Rail Facility will be connected to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico and is expected to be operational in the fourth quarter of 2014.
Pronghorn - In December of 2013, we placed in-service a new unit train loading facility in the Powder River Basin of the Niobrara Shale Play. That facility is tied-in to our existing gathering system in that region.
Thirty-four Consecutive Distribution Rate Increases
We have increased our quarterly distribution rate for thirty-four consecutive quarters. Twenty-nine of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. On February 14, 2014, we paid a quarterly cash distribution of $0.5350 (or $2.14 on an annualized basis) per unit to unitholders of record as of January 31, 2014, an increase of 2.4% from the distribution in the prior quarter, and an increase of 10.3% from the distribution in February 2013. As in the past, future increases (if any) in our quarterly distribution rate will depend on our ability to execute critical components of our business strategy.
Organizational Structure
The following chart depicts our organizational structure at December 31, 2013.
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
Onshore Crude Oil Pipelines
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
We own and operate three onshore common carrier crude oil pipeline systems: the Texas System, the Jay System and the Mississippi System.

	Texas System	Jay System	Mississippi System
Product	Crude Oil	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000
2013 Throughput (Bbls/day)	51,067	34,933	18,026
System Miles	109	135	235
Approximate owned tankage storage capacity (Bbls)	220,000	230,000	247,500
Location	West Columbia, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS
	Webster, TX to Texas City, TX
	Webster, TX to Houston, TX
Rate Regulated	TXRRC	FERC	FERC

•
Texas System. Our Texas System transports crude oil from West Columbia to several delivery points near Houston, Texas. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point. Our 18-inch diameter loop of our existing crude oil pipeline into Texas City began full operations in mid-December 2013, as discussed in more detail above in "Recent Developments and Growth Initiatives."

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 35 wells, additional oil storage capacity of 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

•
Mississippi System. Our Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminals and other crude oil infrastructure located in the Midwest. That system is adjacent to several oil fields that are in various phases of being produced through tertiary recovery strategy, including CO2 injection and flooding. We provide transportation services on our Mississippi pipeline through an “incentive” tariff which provides that the average rate per barrel that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.

Offshore Crude Oil Pipelines
We own interests in several crude oil pipelines located offshore in the Gulf of Mexico, a producing region representing approximately 20% of the crude oil production in the United States in 2013. CHOPS is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. The table below reflects our interests in our operating offshore crude oil pipelines.

	CHOPS	Poseidon	Odyssey	Eugene Island	SEKCO (3)
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil	Crude Oil
Interest Owned (1)	50%	28%	29%	23%	50%
System Miles	380	367	120	183	149
Design Capacity (Bbls/day) (2)	500,000	350,000	200,000	39,000	115,000
2013 Throughput (Bbls/day)	143,854	207,372	44,978	8,583	N/A
Location	Gulf of Mexico (primarily offshore of Texas and Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)
Rate Regulated	No	No	No	FERC	No
In-Service Date	2004	1996	1998	1983	N/A (3)

(1)	We acquired our interests in CHOPS in November 2010 and our interests in our other offshore pipelines in January 2012.

(2)
Capacity figures represent gross system capacity except Eugene Island, which represents our net capacity in the undivided interest (34%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the oil actually moved.

(3)	Expected to be placed in-service in mid-2014.

•
CHOPS. CHOPS is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries located in Port Arthur and Texas City, Texas. CHOPS also includes two strategically located multi-purpose offshore platforms. Enterprise Products owns the remaining 50% interest in, and operates, the joint venture. The pipeline has significant available capacity to accommodate future growth in the fields from which the production is dedicated to the pipeline as well as to transport volumes from non-dedicated fields both currently in production and to be developed in the future.

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

•
SEKCO Pipeline. As described in “Recent Developments and Growth Initiatives” SEKCO, our 50/50 joint venture with Enterprise Products is constructing a deepwater pipeline serving the Lucius oil and gas field located in the southern Keathley Canyon area of the Gulf of Mexico. The new pipeline is expected to begin service by mid-2014.

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
Our Free State pipeline extends from CO2 source fields near Jackson, Mississippi to oil fields in eastern Mississippi. We have a transportation services agreement through 2028 related to the transportation of CO2 on our Free State pipeline.
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

Refinery Services
Our refinery services segment (i) provides sulfur-extraction services to ten refining operations primarily located in Texas, Louisiana, Arkansas, Oklahoma and Utah, (ii) operates significant storage and transportation assets in relation to our business and (iii) sells NaHS and caustic soda (or NaOH) to large industrial and commercial companies. Our refinery services activities involve processing high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our refinery services activities. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, and Ergon. Our ten refinery services contracts have an average remaining life of four years.
Our refinery services footprint includes terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our supply and logistics segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to over 150 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in pulp and paper business, and in connection with mining operations (nickel, gold and separating copper from molybdenum) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers
We provide on-site services utilizing NaHS units at ten refining locations. Additionally, we have marketing arrangements at four third-party sites. Thus, even though some of our customers have elected to own the sulfur removal facilities located at their refineries, we operate those facilities. Those customer-owned NaHS facilities are located primarily in the southeastern United States.
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
We sell caustic soda to many of the same customers who purchase NaHS from us, including pulp and paper manufacturers and customers in the copper mining industry. We also supply caustic soda to some of the refineries in which we operate for use in cleaning processing equipment.
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

Supply and Logistics
We provide supply and logistics services to Gulf Coast oil and gas producers and refineries through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our portfolio of logistical assets consisting of trucks, terminals, pipelines, railcars and barges. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via truck, railcar and barge, and sell refined products to customers in wholesale markets. For these services, we generate fee-based income and profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the oil and products, minus the associated costs of aggregation and transportation.
Our crude oil supply and logistics operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and Wyoming. These operations help to ensure (among other things) a base supply source for our oil pipeline systems and our refinery customers while providing our producer customers with a market outlet for their production. We attempt to limit our commodity price risk in our supply and logistics segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of gathering lines, trucks, railcars, barges, terminals and pipelines, we are able to provide transportation related services to, and back-to-back gathering and marketing arrangements with, crude oil producers and refiners. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and transport approximately 70,000 barrels per day of crude oil, much of which is produced from large and growing resource basins throughout Texas and the Gulf Coast. Given our network of terminals, we also have the ability to store crude oil during periods of contango (oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks.
Our refined products supply and logistics operations are concentrated in the Gulf Coast region, principally Texas and Louisiana, and in Wyoming. Through our footprint of owned and leased trucks, leased railcars, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for their refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. By utilizing our broad network of relationships and logistics assets, including our terminal accessibility, we have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.
We own four active crude oil rail loading/unloading facilities located in Walnut Hill, Florida; Wink, Texas; Natchez, Mississippi and Douglas, Wyoming which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities. We are expanding our Walnut Hill, Florida, Wink, Texas and Natchez, Mississippi facilities to increase our railcar capacity in the first quarter of 2014.

As discussed in "Recent Development and Growth Initiatives" above, in early 2013, we began construction on a new crude oil unit train unload facility at Scenic Station, connected to Exxon Mobil Corporation's Baton Rouge refinery. This facility is expected to be operational late in the second quarter of 2014.

Also, as discussed in "Recent Developments and Growth Initiatives" above, in the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility in Raceland, Louisiana which is expected to be operational in the third quarter of 2014.
Our industrial gases supply and logistics operations supply CO2 to industrial customers under four long-term contracts. We obtain our CO2 supply pursuant to our volumetric production payments (also known as VPPs). Our existing customer contracts expire between 2015 and 2023. At December 31, 2013, we had approximately 29 Bcf of CO2 remaining under the VPPs. We do not expect to renew or replace our CO2 supply agreements.
Within our supply and logistics business segment, we employ many types of logistically flexible assets. These assets include 300 trucks, 400 trailers, 580 railcars, 63 barges (54 inland and 9 offshore) with approximately 2.4 million barrels of refined products transportation capacity, 32 push/tow boats (23 inland and 9 offshore), and terminals and other tankage with 2.4 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge. Our leased railcars consist of approximately 90 refined product railcars and 490 crude oil railcars. Our inland marine fleet transports heavy refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the United States, including the Red, Ouachita and Mississippi Rivers. Our offshore marine fleet transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean.
Customers
Our supply and logistics business encompasses hundreds of producers and customers, for which we provide transportation related services, as well as gather from and market to crude oil, refined products and CO2. During 2013, more than 10% of our consolidated revenues were generated from Shell, however, we do not believe that the loss of any one customer for crude oil, refined products or CO2 would have a material adverse effect on us as these products are readily marketable commodities.
Competition
In our crude oil supply and logistics operations, we compete with other midstream service providers and regional and local companies who may have significant market share in the respective areas in which they operate. In our refined products supply and logistics operations, we compete primarily with regional companies. Competitive factors in our supply and logistics business include price, relationships with customers, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.
Geographic Segments
All of our operations are in the United States. Additionally, we transport and sell NaHS to customers in South America and Canada. Revenues from customers in foreign countries totaled approximately $17 million, $19.3 million and $19.7 million in 2013, 2012 and 2011, respectively. The remainder of our revenues was generated from sales to customers in the United States.
Credit Exposure
Due to the nature of our operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies, independent refiners, and mining and other industrial companies that purchase NaHS. This energy industry concentration has the potential to affect our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of the obligations of integrated and independent energy companies with stable payment histories. The credit risk related to contracts that are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.
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
Employees
To carry out our business activities, we employed approximately 1,200 employees at December 31, 2013. None of our employees are represented by labor unions, and we believe that relationships with our employees are good.
Regulation
Pipeline Rate and Access Regulation
The rates and the terms and conditions of service of our interstate common carrier pipeline operations are subject to regulation by FERC under the Interstate Commerce Act, or ICA. Under the ICA, rates must be “just and reasonable,” and must not be unduly discriminatory or confer any undue preference on any shipper. FERC regulations require that oil pipeline rates and terms and conditions of service for regulated pipelines be filed with FERC and posted publicly.
Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were “grandfathered,” limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under FERC regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the applicable pipeline’s increase in costs.
In addition to the index methodology, FERC allows for rate changes under three other methods—cost-of-service, competitive market showings and agreements between shippers and the oil pipeline company that the rate is acceptable, or Settlement Rates. The pipeline tariff rates on our Mississippi and Jay Systems are either rates that were grandfathered and have been changed under the index methodology or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.
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
Merchant Marine Act of 1936. The Merchant Marine Act of 1936 is a federal law providing that, upon proclamation by the president of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose). If one of our tow boats or barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tow boats is requisitioned or purchased and its associated barge or barges are left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barges. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our tow boats or barges.
Railcar Regulation
We operate a number of railcar loading and unloading facilities and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, as well as other federal and state regulatory agencies. We believe that our railcar operations are in substantial compliance with all existing federal, state and local regulations.

Environmental Regulations
General
We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may (i) require the acquisition of and compliance with permits for regulated activities, (ii) limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas or areas inhabited by endangered or threatened species, (iii) result in capital expenditures to limit or prevent emissions or discharges, and (iv) place burdensome restrictions on our operations, including the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. Changes in environmental laws and regulations occur frequently, typically increasing in stringency through time, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Air Emissions
The Federal Clean Air Act, or CAA, as amended, and analogous state and local laws and regulations restrict the emission of air pollutants, and impose permit requirements and other obligations. Regulated emissions occur as a result of our operations, including the handling or storage of crude oil and other petroleum products. Both federal and state laws impose substantial penalties for violation of these applicable requirements. Accordingly, our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, revocation or suspension of necessary permits and, potentially, criminal enforcement actions.
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
Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA also adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective January 2011. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it also became effective January 2011. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. More recently, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain or our facilities, beginning in 2012 for emissions occurring in 2011. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility.

Further, the U.S. Congress has considered various proposals to reduce GHG emissions that may impose a carbon emissions tax, a cap-and-trade program or other programs aimed at carbon reduction, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. The net effect of this legislation is to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.

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

States are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to hazardous liquids pipelines, including crude oil, natural gas and CO2 pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.

Our trucking operations are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, log book maintenance, truck manifest preparations, safety placard placement on the trucks and trailer vehicles, drug and alcohol testing, operation and equipment safety and many other aspects of truck operations. We are also subject to OSHA with respect to our trucking operations.
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
Available Information
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make available free of charge on our internet website (www.genesisenergy.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. These documents are also available at the SEC’s website (www.sec.gov). Additionally, on our internet website we make available our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter and Governance, Compensation and Business Development Committee Charter. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of this Form 10-K or our other securities filings.
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
The capital and credit markets have previously been, and may in the future be, disrupted and volatile as a result of adverse conditions. The government response to the disruptions in the financial markets may not adequately restore investor or customer confidence, stabilize such markets, or increase liquidity and the availability of credit to businesses. If the credit markets experience volatility and the availability of funds are limited, we may experience difficulties in accessing capital for significant growth projects or acquisitions which could adversely affect our strategic plans.
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
We have exposure to movements in interest rates. The interest rates on our credit facility ($582.8 million outstanding at December 31, 2013) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
The amount of cash we distribute on our units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things:

•	the volumes and prices at which we purchase and sell crude oil, refined products, and caustic soda;

•	the volumes of sodium hydrosulfide, or NaHS, that we receive for our refinery services and the prices at which we sell NaHS;

•	the demand for our services;

•	the level of competition;

•	the level of our operating costs;

•	the effect of worldwide energy conservation measures;

•	governmental regulations and taxes;

•	the level of our general and administrative costs; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

•	the level of capital expenditures we make, including the cost of acquisitions (if any);

•	our debt service requirements;

•	fluctuations in our working capital;

•	restrictions on distributions contained in our debt instruments;

•	our ability to borrow under our working capital facility to pay distributions; and

•	the amount of cash reserves required in the conduct of our business.
Our ability to pay distributions each quarter depends primarily on our cash flow, including cash flow from financial reserves and working capital borrowings, and our cash requirements, so it is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and we may not make distributions during periods when we record net income.
Our indebtedness could adversely restrict our ability to operate, affect our financial condition, and prevent us from complying with our requirements under our debt instruments and could prevent us from paying cash distributions to our unitholders.
We have outstanding debt and the ability to incur more debt. As of December 31, 2013, we had approximately $582.8 million outstanding of senior secured indebtedness and an additional $700.8 million of senior unsecured indebtedness.
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
We may incur additional indebtedness (public or private) in the future under our existing credit facilities, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing credit facility or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing credit facility. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. Thus, oil production in our market area may not rise to sufficient levels to allow us to maintain or increase the commodity volumes we have historically realized.
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
Caustic soda is a major component of the proprietary sour gas removal process we provide to our refinery customers. Because we are a large consumer of caustic soda, we can leverage our economies of scale and logistics capabilities to effectively market caustic soda to third parties. NaHS, the resulting by-product from our refinery services operations, is a vital ingredient in a number of industrial and consumer products and processes. Any decrease in the supply of caustic soda could affect our ability to provide sour gas treatment services to refiners and any decrease in the demand for NaHS by the parties to whom we sell the NaHS could adversely affect our business. The refineries’ need for our sour gas services is also dependent on the competition from other refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.

Our crude oil transportation operations are dependent upon demand for crude oil by refiners, primarily in the Midwest and Gulf Coast.
Any decrease in this demand for crude oil by those refineries or connecting carriers to which we deliver could adversely affect our cash flows. Those refineries’ demand for crude oil also is dependent on the competition from other refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.
We face intense competition to obtain oil and refined products volumes.
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
Non-utilization of certain assets, such as our leased railcars, could significantly reduce our profitability due to the fixed costs incurred with respect to such assets.
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability is negatively affected because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our rail operations, we lease all of our railcars that obligate us to pay the applicable lease rate without regard to utilization. If business conditions are such that we do not utilize a portion of our rail fleet for any period of time, we will still be obligated to pay the applicable fixed lease rate for such railcars. In addition, during the period of time that we are not utilizing such railcars, we will incur incremental costs associated with the cost of storing such railcars, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased railcars and other similar assets could have a significant negative impact on our profitability and cash flows.

In addition, certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes transported by truck or rail or transported by our pipelines. As a result, we may experience declines in our margin and profitability if our volumes decrease.
Fluctuations in commodity prices could adversely affect our business.
Oil, natural gas, other petroleum products, NaHS and caustic soda prices are volatile and could have an adverse effect on our profits and cash flow. Prices for commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. Price reductions in those commodities can cause material long and short term reductions in the level of production, throughput, volumes and, in some cases, margins. We attempt to limit commodity price risk exposure through back-to-back sales and hedges; however, we cannot completely eliminate commodity price risk exposure.
We are exposed to the credit risk of our customers in the ordinary course of our business activities.
When we (or our joint ventures) market our products or services, we (or our joint ventures) must determine the amount, if any, of the line of credit. Since certain transactions can involve very large payments, the risk of nonpayment and nonperformance by customers, industry participants and others is an important consideration in our business.
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
If one or more of our refinery customers that, individually or in the aggregate, generate a material portion of our refinery services revenue experience financial difficulties or changes in their strategy for sulfur removal such that they do not need our services, our cash flows could be adversely affected. For example, in 2013, approximately 70% of our refinery services’ division NaHS by-product volumes was attributable to Phillips 66’s refinery located in Westlake, Louisiana. That contract requires Phillips 66 to make available minimum volumes of sour gas to us (except during periods of force majeure). Although the primary term of that contract extends until 2018, if, for any reason, Phillips 66 does not meet its obligations under that contract for an extended period of time, such non-performance could have a material adverse effect on our profitability and cash flow.
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
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA has adopted two sets of related rules, one which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective January 2011. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it also became effective in January 2011. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. More recently, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility.
Further, the U.S. Congress has considered various proposals to reduce GHG emissions that may impose a carbon emissions tax, a cap-and-trade program or other programs aimed at carbon reduction, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or GHG gas cap-and-trade programs. The net effect of this legislation is to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
The effect on our operations of CAA regulations, legislative efforts or related implementation regulations that regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations.
Regulation of the rates, terms and conditions of services and a changing regulatory environment could affect our financial position, results of operations or cash flow.
FERC regulates certain of our energy infrastructure assets engaged in interstate operations. Our intrastate pipeline operations are regulated by state agencies. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, as well as other federal and state regulatory agencies. This regulation extends to such matters as:

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
Given the extent of this regulation, the evolving nature of federal and state regulation and the possibility for additional changes, the current regulatory regime may change and affect our financial position, results of operations or cash flow.

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
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
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
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, facilities and other assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats.
Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, safety incidents, damage to the environment and could have a material adverse effect on our operations, financial position and results of operations. It is also possible that breaches to our systems could go unnoticed for some period of time.
We cannot cause our joint ventures to take or not to take certain actions unless some or all of the joint venture participants agree.
Due to the nature of joint ventures, each participant (including us) in our material joint ventures has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features include a corporate governance structure that consists of a management committee composed of members, only some of which are appointed by us. In addition, many of our joint ventures are operated by our “partners” and have “stand-alone” credit agreements that limit their freedom to take certain actions. Thus, without the concurrence of the other joint venture participants and/or the lenders of our joint venture participants, we cannot cause our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the joint ventures or us.
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
As of December 31, 2013, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17.7 million or 20% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 14.4% of our Class A Common Units and 76.9% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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

•
our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, reimbursements and enforcement of obligations to the general partner and its affiliates, retention of counsel, accountants and service providers and cash reserves, each of which can also affect the amount of cash that is distributed to our unitholders; and

•
our general partner determines which costs incurred by it and its affiliates are reimbursable by us and the reimbursement of these costs and of any services provided by our general partner could adversely affect our ability to pay cash distributions to our unitholders.

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
The interruption of distributions to us from our subsidiaries and joint ventures could affect our ability to make payments on indebtedness or cash distributions to our unitholders.
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
In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and do business in more than 20 states including Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable United States federal, foreign, state and local tax returns.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1. “Business.” We also have various operating leases for rental of office space, office and field equipment and vehicles. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19 to our Consolidated Financial Statements in Item 8 for the future minimum rental payments. Such information is incorporated herein by reference.
Item 3. Legal Proceedings
We are involved from time to time in various claims, lawsuits and administrative proceedings incidental to our business. In our opinion, the ultimate outcome, if any, of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 19 to our Consolidated Financial Statements in Item 8.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “GEL.” The following table sets forth, for the periods indicated, the high and low sale prices per common unit and the amount of cash distributions declared and paid per common unit.

	Price Range		Cash Distributions (1)
	High	Low
2012
1st Quarter	$33.81	$27.62	$0.4400
2nd Quarter	$31.40	$26.70	$0.4500
3rd Quarter	$34.12	$28.80	$0.4600
4th Quarter	$36.38	$30.86	$0.4725
2013
1st Quarter	$49.34	$36.00	$0.4850
2nd Quarter	$54.91	$44.04	$0.4975
3rd Quarter	$55.99	$45.81	$0.5100
4th Quarter	$53.94	$48.00	$0.5225

(1)	Cash distributions are shown in the quarter paid and are based on the prior quarter’s activities.
At February 24, 2014, we had 88,650,988 Class A common units outstanding. As of December 31, 2013, the closing price of our common units was $52.57 and we had approximately 47,200 record holders of our Class A common units, which include holders who own units through their brokers “in street name.”
After holders of our Waiver Units receive a minimal preferential quarterly distribution, we distribute all of our available cash, as defined in our partnership agreement, within 45 days after the end of each quarter to holders of record of our common units. Available cash consists generally of all of our cash receipts less cash disbursements, adjusted for net changes to cash reserves. Cash reserves are the amounts deemed necessary or appropriate, in the reasonable discretion of our general partner, to provide for the proper conduct of our business or to comply with applicable law, any of our debt instruments or other agreements. The full definition of available cash is set forth in our partnership agreement and amendments thereto, which are incorporated by reference as an exhibit to this Form 10-K.
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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013 (1)	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Income Statement Data:
Revenues:
Supply and logistics	$3,842,337	$3,095,054	$2,173,896	$1,516,071	$956,151
Refinery services	205,985	196,017	201,711	151,060	141,365
Pipeline transportation	86,508	76,290	62,190	55,652	50,951
Total revenues	$4,134,830	$3,367,361	$2,437,797	$1,722,783	$1,148,467
Income (loss) from continuing operations before income taxes (2)	$84,004	$97,337	$51,371	$(50,307)	$6,938
Income (loss) from continuing operations before income taxes attributable to Genesis Energy, L.P. (2)	$84,004	$97,337	$51,371	$(48,225)	$8,823
Income from continuing operations before income taxes available to Common Unitholders	$84,004	$97,337	$51,371	$20,163	$20,946
Income (loss) from continuing operations attributable to Genesis Energy, L.P. per Common Unit: Basic and Diluted	$1.00	$1.24	$0.76	$0.50	$0.53
Cash distributions declared per Common Unit	$2.0150	$1.8225	$1.6500	$1.4900	$1.3650
Balance Sheet Data (at end of period):
Current assets	$535,223	$404,034	$376,104	$252,538	$189,244
Total assets	$2,862,202	$2,109,664	$1,730,844	$1,506,735	$1,148,127
Long-term liabilities	$1,317,912	$880,518	$688,778	$630,757	$387,766
Partners’ capital:
Genesis Energy, L.P.	$1,097,737	$916,495	$792,638	$669,264	$595,877
Noncontrolling interests	—	—	—	—	23,056
Total partners’ capital	$1,097,737	$916,495	$792,638	$669,264	$618,933
Other Data:
Volumes—continuing operations:
Onshore crude oil pipeline (barrels per day)	104,026	92,897	82,712	67,931	60,262
Offshore crude oil pipeline (barrels per day) (3)	404,787	359,387	120,723	149,270	—
CO2 pipeline (Mcf per day)	190,274	186,479	169,962	167,619	154,271
NaHS sales (DST)	147,297	142,712	147,670	145,213	107,311
NaOH sales (DST)	87,463	77,492	99,702	93,283	88,959
Crude oil and petroleum products sales (barrels per day)	99,651	79,174	56,903	49,992	37,642

(1)
Our operating results and financial position have been affected by acquisitions, most notably (1) the acquisition of our offshore marine transportation business in August 2013, (2) the acquisition of interests in several Gulf of Mexico crude oil pipeline systems from Marathon Oil Company, including its 28% interest in Poseidon Oil Company, L.L.C., its 29% interest in Odyssey Pipeline, L.L.C. and its 23% interest in the Eugene Island Pipeline System in January 2012, (3) the acquisition of the black oil barge business of Florida Marine Transporters, Inc. in August 2011, (4) the

50% equity interest acquisition in CHOPS in November 2010 and (5) the acquisition of the remaining 51% ownership interest in DG Marine in July 2010. The results of these operations are included in our financial results prospectively from the acquisition date. On December 31, 2013 we completed the sale of our vehicle fuel procurement and delivery logistics management services business. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations for the periods in the table above. For additional information regarding our acquisitions and divestitures during 2013, 2012 and 2011, see Note 3 to our Consolidated Financial Statements included in Item 8.

(2)	Includes executive compensation expense related to Series B and Class B awards borne entirely by our general partner in the amounts of $76.9 million for 2010 and $14.1 million for 2009.

(3)	Includes barrels per day for CHOPS for the period we owned the pipeline in 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. We provide an integrated suite of services to oil producers, refineries, and industrial and commercial enterprises that use NaHS and caustic soda. Our business activities are primarily focused on providing services around and within refinery complexes. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2013 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of 2013 Results
We reported net income from continuing operations of $84 million, or $1.00 per common unit, in 2013 compared to net income from continuing operations of $97.3 million, or $1.24 per common unit, in 2012. The decline in net income in 2013 was primarily due to the reversal in 2012 of a provision for uncertain tax positions of $8.2 million combined with a $7.7 million increase in interest expense, a $4.1 million increase in general and administrative expenses related to growth capital expenditures and a $3.6 million increase in depreciation and amortization expense. Those decreases were partially offset by the overall increase in Segment Margin as discussed below.
Available Cash before Reserves increased $6.9 million in 2013 to $186.1 million as compared to 2012 Available Cash before Reserves of $179.2 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Financial Measures") was $280.4 million in 2013, an increase of $18 million, or 7%, as compared to 2012. This increase primarily resulted from improvement in Segment Margin in our pipeline transportation segment of 13% and increases of 3% in both our refinery services and supply and logistics segments. Our Segment Margin attributable to our pipeline transportation and refinery services segments increased primarily due to increased pipeline throughput volumes and increased NaHS sales volumes, respectively. Our supply and logistics segment benefited from our acquisition of our offshore marine transportation business in August 2013, our recently completed crude-by-rail terminals and higher crude oil and petroleum products volumes handled by our expanded marine, trucking and rail fleets.

Distribution Increase
In January 2014, we declared our thirty-fourth consecutive increase in our quarterly distribution to our common unitholders relative to the fourth quarter of 2013. Twenty-nine of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In February 2014, we paid a distribution of $0.5350 per unit related to the fourth quarter of 2013, representing a 10.3% increase from our distribution of $0.4850 per unit related to the fourth quarter of 2012.
Acquisitions, Divestitures and Growth Initiatives
Acquisition of Additional Barges and Tug Boats
On August 28, 2013, we completed the acquisition of substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for approximately $230.9 million, which we refer to as our offshore marine transportation business and assets. The acquired business was primarily comprised of nine barges and nine tug boats that transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition complements and further integrates certain of our existing operations, including our Genesis Marine inland barge business (comprised of 54 barges and 23 push/tow boats), our crude oil and heavy refined products storage and blending terminals as well as our crude oil pipeline systems.

Divestiture of Fuel Procurement Business

On December 31, 2013 we completed the sale of our vehicle fuel procurement and delivery logistics management services business for $1 million. The operating results of that business, previously reported within our supply and logistics segment, was reclassified as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

ExxonMobil Baton Rouge Project
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train unload facility at Scenic Station. The Port Hudson upgrades and new crude oil pipeline are expected to be completed by the end of the first quarter of 2014, and Scenic Station is expected to be completed in the second quarter of 2014.
Baton Rouge Terminal
We recently announced plans to construct a new crude oil, intermediates and refined products import/export terminal in Baton Rouge. That terminal will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. Our Baton Rouge Terminal will also be pipeline-connected to ExxonMobil facilities in the area, as well as to Scenic Station. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be completed by the end of the second quarter of 2015.
Deepwater Gulf of Mexico Pipeline Joint Venture
Southeast Keathley Canyon Pipeline Company LLC, or SEKCO, our 50/50 joint venture with Enterprise Products Partners, L.P., expects to place in-service in mid-2014 its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has entered into crude oil transportation agreements with six Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Apache Deepwater Development LLC, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Plains Offshore Operations, Inc. Those producers have dedicated their production from Lucius to the pipeline for the life of the reserves. We expect the pipeline to provide capacity for additional projects in the deepwater Gulf of Mexico. Enterprise Products serves as construction manager and will be the operator of the new pipeline.
The 149-mile, 18-inch diameter pipeline, designed to have a 115,000 barrel per day capacity, will connect the Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island that is part of the Poseidon pipeline system, in which we own a 28% interest. See additional discussion regarding this project in Item 7.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Texas City Projects
In December 2013, we placed in-service an 18-inch diameter loop of our existing crude oil pipeline into Texas City, supported by a term contract with one of our refining customers, which we expect will allow us to significantly expand our total service capabilities into the Texas City area. Previously, we had acquired three above-ground storage tanks located in Texas City, Texas and an existing barge dock at the same location, all approximately 1.5 miles from our existing Texas pipeline system. We also constructed a truck station and tankage in West Columbia, Texas to provide incremental transportation service for the Eagle Ford Shale and other Texas production through our pipeline system to refining markets in the greater Houston/Texas City area. We are able to handle approximately 40,000 barrels per day of crude oil through the Texas City terminal.
Rail Projects
Walnut Hill - In the first quarter of 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank and related equipment and connections to our Jay System. This facility provides the capability of handling unit train shipments for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. We have commenced construction on an additional tank at that site with 110,000 barrels of capacity, which will allow us to handle increased rail and pipeline demand. We estimate this tank will be fully operational by the end of the first quarter of 2014.
Wink - In 2012, we completed the initial phase construction of a crude oil rail loading facility in Wink, Texas, which was designed to move crude oil from West Texas to other markets and to give us the capability to load Genesis and third party railcars. Construction on the second phase of that facility, which we estimate will be operational by the end of the first quarter of 2014, will allow us to more efficiently load full unit trains.
Natchez - In the third quarter of 2013, we completed construction on a crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets. That facility has the capability to unload bitumen/dilbit as well as load diluent for backhauls to Canada. We have initiated construction on the second phase of the Natchez facility, which will provide an additional 60 railcar spots and additional heated tanks. We expect to complete that rail unloading/loading facility expansion by the end of the first quarter of 2014.
Raceland - In the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana. The Raceland Rail Facility will be connected to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico and is expected to be operational in the fourth quarter of 2014.
Pronghorn - In December of 2013, we placed in-service a new unit train loading facility in the Powder River Basin of the Niobrara Shale Play. That facility is tied-in to our existing gathering system in that region.
Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations--Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.
Revenues, Costs and Expenses and Net Income
Our revenues from continuing operations for the year ended December 31, 2013 increased $767.5 million, or 23% from 2012. Additionally, our costs and expenses from continuing operations increased $771.4 million or 24% between the two periods. The majority of our revenues and our costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between 2013 and 2012 is primarily attributable to increased volumes from our continuing operations, our recently completed acquisitions and internal growth projects and slight increases in the market prices for crude oil and petroleum products as described below.
Volumes from our continuing operations in 2013 increased in our supply and logistics segment by 26% from 2012, as explained in our supply and logistics Segment Margin discussion below. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") increased 4% to $97.97 per barrel in 2013, as compared to $94.21 per barrel in 2012.
Net income from continuing operations decreased $13.3 million in 2013 from 2012. See "Overview of 2013 Results" above for additional discussion.

Revenues from continuing operations in 2012 increased $929.6 million, or 38% from 2011. Additionally, our costs and expenses from continuing operations increased $897.4 million or 38% between the two periods. The significant increase in our revenues and costs between 2012 and 2011 is primarily attributable to increased volumes from our continuing operations and our acquisitions, partially offset by slight decreases in the market prices for crude oil and petroleum products. Volumes from continuing operations increased in our supply and logistics segment in 2012 by 39% from 2012, as explained in our supply and logistics Segment Margin discussion below. The average closing prices for WTI crude oil on the NYMEX were consistent, decreasing 1% to $94.21 per barrel in 2012, as compared to $95.12 per barrel in 2011. Net income from continuing operations increased $46 million in 2012 to $97.3 million from $51.4 million in 2011. The increase in net income during 2012 primarily reflects improved Segment Margin results primarily due to our acquisitions and increased volumes. Our income tax expense decreased due to the reversal of uncertain tax positions as a result of tax audit settlements and the expiration of statutes of limitations. These increases to net income were partially offset by increases in general and administrative expenses and interest costs.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Pipeline transportation	$108,879	$96,539	$67,908
Refinery services	75,361	72,883	74,618
Supply and logistics	96,120	92,911	59,975
Total Segment Margin	$280,360	$262,333	$202,501

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Pipeline Transportation Segment
Operating results and volumetric data for our pipeline transportation segment are presented below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$39,627	$31,931
Segment Margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	44,530	38,500
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	26,342	26,603
Sales of onshore crude oil pipeline loss allowance volumes	11,526	9,165
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(19,217)	(15,607)
Payments received under direct financing leases not included in income	5,110	5,016
Other	961	931
Segment Margin	$108,879	$96,539

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	51,067	51,880
Jay	34,933	22,306
Mississippi	18,026	18,711
Onshore crude oil pipelines total	104,026	92,897

Offshore crude oil pipelines:
CHOPS (1)	143,854	96,664
Poseidon (1)	207,372	211,375
Odyssey (1)	44,978	36,157
GOPL	8,583	15,191
Offshore crude oil pipelines total	404,787	359,387

CO2 pipeline (average Mcf/day):
Free State	190,274	186,479
(1) Volumes for our equity method investees are presented on a 100% basis.

Pipeline transportation Segment Margin for 2013 increased $12.3 million, or 13%, from 2012. The significant components of this change were as follows:

•
With respect to our onshore crude oil pipelines, tariff revenues increased $7.7 million, or 24%, primarily due to (1) upward tariff indexing of approximately 4.6% for our FERC-regulated pipelines effective in July 2013 and (2) a net increase in throughput volumes of 11,129 barrels per day (12%), primarily from our Jay pipeline system. Our Jay pipeline system volumes increased primarily from additional barrels received at our crude-by-rail unloading terminal at Walnut Hill, Florida.

•
Segment Margin from our offshore crude oil pipelines increased $6 million, or 16%, primarily reflecting an increased contribution from CHOPS. The completion of improvement facility work by producers at the connected production fields in 2012 resulted in higher volumes transported on CHOPS in 2013.

•	Onshore crude oil pipeline loss allowance volumes, collected and sold, increased Segment Margin by $2.4 million due to an increase in barrels transported in 2013 as compared to 2012.

•
Onshore pipeline operating costs, excluding non-cash charges, increased $3.6 million due to pipeline integrity maintenance expenditures on our onshore pipelines, employee compensation and related benefit costs and general increases in operating costs inclusive of safety program costs.

•
Volumes on our Free State CO2 pipeline system increased 3,795 Mcf per day, or 2%. We provide transportation services on our Free State CO2 pipeline system through an "incentive" tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2013	2012
Volumes sold (in Dry short tons "DST"):
NaHS volumes	147,297	142,712
NaOH (caustic soda) volumes	87,463	77,492
Total	234,760	220,204

Revenues (in thousands):
NaHS revenues	$159,125	$153,689
NaOH (caustic soda) revenues	50,748	44,322
Other revenues	6,987	7,099
Total external segment revenues	$216,860	$205,110

Segment Margin (in thousands)	$75,361	$72,883

Average index price for NaOH per DST (1)	$604	$575
Raw material and processing costs as % of segment revenues	49%	48%

(1)	Source: IHS Chemical

Refinery services Segment Margin for 2013 increased $2.5 million, or 3%, from 2012. The significant components of this fluctuation were as follows:

•
NaHS revenues increased primarily as a function of increased sales volumes and an increase in the average index price for caustic soda (which is a component of our sales price), partially offset by other components referenced below. In 2013, NaHS sales volumes increased 3% primarily due to increased demand from customers in the pulp and paper industry, however this increase was partially offset by a decrease in sales to South American customers (due to timing of bulk deliveries). The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes. The frequency at which these adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which these adjustments applied reduced NaHS revenues in 2013.

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

•
Caustic soda sales volumes increased 13%. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda increased to $604 per DST during 2013 compared to $575 per DST during 2012. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Supply and Logistics Segment
Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets and our logistics capabilities from our terminals, railcars, rail loading and unloading facilities, trucks and barges to provide oil and gas producers, refineries and other customers with a full suite of services. These services include:

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;

•	supplying petroleum products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets and some end-users such as paper mills and utilities;

•	purchasing products from refiners, transporting the products to one of our terminals and blending the products to a quality that meets the requirements of our customers and selling those products;

•	utilizing our fleet of trucks and trailers, railcars, and barges to take advantage of logistical opportunities primarily in the Gulf Coast states and waterways;

•	railcar loading and unloading activities at our crude-by-rail terminals; and

•	industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture.
We also use our terminal facilities to take advantage of contango market conditions for crude oil gathering and marketing and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products.
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity, sulfur content and metals content. The refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help the refineries in our areas of operation identify crude oil sources meeting their requirements and to purchase the crude oil and transport it to the refineries for sale. The imbalances and inefficiencies relative to meeting the refiners’ requirements can provide opportunities for us to utilize our purchasing and logistical skills to meet their demands. The pricing in the majority of our purchase contracts contains a market price component and a deduction to cover the cost of transporting the crude oil and to provide us with a margin. Contracts sometimes contain a grade differential which considers the chemical composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.
In our petroleum products marketing operations, we supply primarily fuel oil, asphalt and other heavy refined products to wholesale markets and some end-users such as paper mills and utilities. We also provide a service to refineries by purchasing “heavier” petroleum products that are the residual fuels from gasoline production, transporting them to one of our terminals and blending them to a quality that meets the requirements of our customers.
We utilize our fleet of 300 trucks, 400 trailers, 580 railcars, 63 barges (54 inland and 9 offshore), 32 push/tow boats (23 inland and 9 offshore) and 2.4 million barrels of leased and owned storage capacity to service our crude oil and refining customers and to store and blend the intermediate and finished refined products.

Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Supply and logistics revenue	$3,842,337	$3,095,054
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(3,545,830)	(2,840,883)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(203,915)	(161,189)
Segment Margin attributable to discontinued operations	2,378	(846)
Other	1,150	775
Segment Margin	$96,120	$92,911

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Continuing operations	99,651	79,174
Discontinued operations	13,110	14,869
Total crude oil and petroleum products sales	112,761	94,043
As discussed above in “Revenues, Costs and Expenses and Net Income,” the average market prices of crude oil and petroleum products increased 4% between 2013 and 2012. Fluctuations in these prices, however, have a limited impact on our Segment Margin.
Segment Margin for our supply and logistics segment increased $3.2 million, or 3%, in 2013 as compared to 2012.
Crude and petroleum products volumes from continuing operations increased 26% in 2013. Somewhat offsetting this increase, operating costs, excluding non-cash charges, increased 27% between 2013 and 2012 primarily due to employee compensation and related benefit costs. Increases in those costs are the result of a higher number of employees from our expanded marine and trucking fleets and the recent growth in our crude oil rail loading and unloading operations. Segment Margin in 2013 was also adversely impacted by railcar rental and storage costs incurred in advance of completion dates on certain of our rail projects, ineffectiveness of hedging certain crude oil volumes and volumetric measurement losses.

Additionally, in the second half of 2013, fluctuations in commodity margins for some of our refined products resulted in a decision by us to postpone sales and carry products in inventory for longer periods. Our decisions, from time to time, to carry more or less product inventory than usual are often driven by dislocations in the prices/margins for the underlying commodities. While certain conditions that gave rise to challenges beginning in the third quarter of 2013 have somewhat ameliorated, the level of activity, relative to our past years of experience, has not fully recovered, resulting in lower volumes handled at reduced margins. We continue to monitor developments in the market for these products and will endeavor to transition our business accordingly. However, given these changing fundamentals, our operations are having to transition from a level and structure designed to operate within historical market conditions in terms of costs, size and type of activity. As a result of this changing operating environment, our Segment Margin has been negatively impacted for the last two quarters. We expect this negative impact to continue at least through the first quarter of 2014, during which either market fundamentals return to more historical norms, or we transition our scale, cost structure and type of activity to adapt to newly defined market fundamentals.
Segment Margin also increased due to the recent acquisition of our offshore marine transportation business and the contribution from our crude oil rail loading and unloading operations completed in the second half of 2012 and early 2013.

Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2013	2012
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$28,517	$30,753
Segment	3,302	3,291
Equity-based compensation plan expense	9,180	6,114
Third party costs related to business development activities and growth projects	5,791	1,679
Total general and administrative expenses	$46,790	$41,837
Total general and administrative expenses increased $5 million between 2013 and 2012, primarily due to increases in third party costs related to business and growth transactions. Third party costs related to business development activities and growth projects increased $4.1 million due to the acquisition of our offshore marine transportation assets and recently completed internal growth projects. General and administrative expenses also increased due to an increase in equity-based compensation plan expenses not included in Segment Margin. Increases in the market price of our common units resulted in increased expenses related to our equity-based compensation plans. The market price of our common units at December 31, 2013 was $52.57 compared to $35.72 at December 31, 2012, representing a 47% increase.
Depreciation and amortization expense

	Year Ended December 31,
	2013	2012
	(in thousands)
Depreciation on fixed assets	$46,325	$37,382
Amortization of intangible assets	14,560	19,930
Amortization of CO2 volumetric production payments	3,899	3,838
Total depreciation and amortization expense	$64,784	$61,150
Total depreciation and amortization expense increased $3.6 million between 2013 and 2012 primarily as a result of an increasing asset base, partially offset by decreases in amortization of intangible assets. Depreciation expense increased $8.9 million primarily as a result of the acquisition of our offshore marine transportation assets and recently completed internal growth projects. Amortization of intangible assets decreased $5.4 million. A significant portion of our intangible assets were acquired in 2007 and are being amortized in relation to the benefit they provide to future cash flows, which is typically greater in the years closer to the period of acquisition.

Interest expense, net

	Year Ended December 31,
	2013	2012
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$11,949	$14,199
Interest expense, senior unsecured notes	45,619	26,578
Amortization and write-off of debt issuance costs and premium	4,339	4,037
Capitalized interest	(13,324)	(3,891)
Net interest expense	$48,583	$40,923
Net interest expense increased $7.7 million during 2013. In February 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs, which increased due to our capital expenditures and investments in the SEKCO pipeline joint venture (see below for more information), partially offset the increase in interest expense.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Pipeline Transportation Segment

In January 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The acquired pipeline interests include a 28% interest in Poseidon Oil Pipeline Company, L.L.C., a 100% interest in Marathon Offshore Pipeline, LLC (subsequently re-named GEL Offshore Pipeline, LLC, or “GOPL”) and a 29% interest in Odyssey Pipeline L.L.C. GOPL owns a 23% interest in the Eugene Island crude oil pipeline system and a 100% interest in two smaller offshore pipelines. The purchase price, net of post-closing adjustments, was $205.6 million. We funded the purchase price with cash available under our credit facility.
Operating results and volumetric data for our pipeline transportation segment are presented below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$31,931	$24,870
Segment Margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	38,500	15,772
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	26,603	26,334
Sales of crude oil pipeline loss allowance volumes	9,165	7,756
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(15,607)	(12,222)
Payments received under direct financing leases not included in income	5,016	4,615
Other	931	783
Segment Margin	$96,539	$67,908

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	51,880	45,183
Jay	22,306	16,900
Mississippi	18,711	20,629
Onshore crude oil pipelines total	92,897	82,712

Offshore crude oil pipelines:
CHOPS (1) (2)	96,664	120,723
Poseidon (1) (2)	211,375	—
Odyssey (1) (2)	36,157	—
GOPL (2)	15,191	—
Offshore crude oil pipelines total	359,387	120,723

CO2 pipeline (average Mcf/day):
Free State	186,479	169,962
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

•	Onshore crude oil pipeline loss allowance volumes, collected and sold, improved Segment Margin by $1.4 million due to an increase of approximately 10,200 barrels sold in 2012 compared to 2011.

•	Pipeline operating costs, excluding non-cash charges, increased $3.4 million, due to pipeline integrity maintenance on the pipelines and employee compensation and related benefit costs.
Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2012	2011
Volumes sold (in DST):
NaHS volumes	142,712	147,670
NaOH (caustic soda) volumes	77,492	99,702
Total	220,204	247,372

Revenues (in thousands):
NaHS revenues	$153,689	$152,422
NaOH (caustic soda) revenues	44,322	47,339
Other revenues	7,099	10,633
Total external segment revenues	$205,110	$210,394

Segment Margin (in thousands)	$72,883	$74,618

Average index price for NaOH per DST (1)	$575	$513
Raw material and processing costs as % of segment revenues	48%	48%

(1)	Source: IHS Chemical

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

Supply and Logistics Segment
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Supply and logistics revenue	$3,095,054	$2,173,896
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(2,840,883)	(1,993,459)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(161,189)	(121,012)
Segment Margin attributable to discontinued operations	(846)	(156)
Other	775	706
Segment Margin	$92,911	$59,975

Volumetric Data (average barrels per day):
Crude oil and petroleum products:
Continuing operations	79,174	56,903
Discontinued operations	14,869	14,140
Total crude oil and petroleum products	94,043	71,043

As discussed above in “Revenues, Costs and Expenses and Net Income,” the average market prices of crude oil and petroleum products were consistent between 2012 and 2011. Fluctuations in these prices, however, have a limited impact on our Segment Margin.

Segment Margin for our supply and logistics segment increased $32.9 million, or 55%, in 2012 as compared to 2011. The increase in Segment Margin resulted primarily from the contribution of the black oil barge transportation assets that we acquired in August 2011 and February 2012 and increased volumes handled by our expanded trucking, rail and barge fleets. Our volumes of crude oil and petroleum products from continuing operations increased by 39% primarily as a result of these expansions. Our operating costs from continuing, excluding non-cash charges, increased 33% between the two periods due to our expanded trucking, rail and barge fleets and increased utilization of such fleets.

Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2012	2011
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$30,753	$25,660
Segment	3,291	2,064
Equity-based compensation plan expense	6,114	1,758
Third party costs related to business development activities and growth projects	1,679	4,376
Total general and administrative expenses	$41,837	$33,858

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
Depreciation and amortization expense

	Year Ended December 31,
	2012	2011
	(in thousands)
Depreciation on fixed assets	$37,382	$27,515
Amortization of intangible assets	19,930	30,952
Amortization of CO2 volumetric production payments	3,838	3,694
Total depreciation and amortization expense	$61,150	$62,161

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

Interest expense, net

	Year Ended December 31,
	2012	2011
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$14,199	$12,976
Interest expense, senior unsecured notes	26,578	19,961
Amortization and write-off of debt issuance costs and premium	4,037	2,940
Capitalized interest	(3,891)	(106)
Net interest expense	$40,923	$35,771

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

Other Consolidated Results
Income Taxes
A portion of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. As a result, a substantial portion of the income tax expense we record relates to the operations of those corporations, and will vary from period to period based on the percentage of our income or loss that is derived from those corporations. The balance of the income tax expense we record relates to state taxes imposed on our operations that are treated as income taxes under generally accepted accounting principles and foreign income taxes. During 2013 and 2012, we recorded income tax expense of $0.8 million and income tax benefit of $9.2 million, respectively. In 2011, we recorded income tax benefit of $1.2 million. The benefit during 2012 is primarily due to the reversal of $8.2 million in uncertain tax positions as a result of tax audit settlements and the expiration of statutes of limitation. The benefit during 2011 reflects a net loss for those wholly-owned corporate subsidiaries that are taxable as corporations.
Financial Measures
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization) and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment
A reconciliation of Segment Margin to income from continuing operations before income taxes is included in our segment disclosures in Note 12 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.
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
Available Cash before Reserves, also referred to as distributable cash flow, is commonly used as a supplemental financial measure by management and by external users of financial statements, such as investors, commercial banks, research analysts and rating agencies, to assess: (1) the financial performance of our assets without regard to financing methods, capital structures, or historical cost basis; (2) the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness; (3) our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing and capital structure and (4) the viability of projects and the overall rates of return on alternative investment opportunities.
    Because Available Cash before Reserves excludes some items that affect net income or loss and because these measures may vary among other companies, the Available Cash before Reserves data presented in this Annual Report on Form 10-K may not be comparable to similarly titled measures of other companies.
Available Cash before Reserves, including applicable pro forma presentations, is a performance measure used by our management to compare cash flows generated by us to the cash distribution paid to our common unitholders. This is an important financial measure to our public unitholders since it is an indicator of our ability to provide a cash return on their investments. Among other things, this financial measure aids investors in determining whether or not we are generating cash flows at a level that can support a quarterly cash distribution to the partners. Lastly, Available Cash before Reserves is the quantitative standard used throughout the investment community with respect to publicly-traded partnerships.

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

Available Cash before Reserves for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$86,109	$96,319	$51,249
Depreciation and amortization	64,784	61,150	62,161
Cash received from direct financing leases not included in income	5,110	5,016	4,615
Cash effects of sales of certain assets and discontinued operations	1,910	773	6,424
Effects of distributable cash generated by equity method investees not included in income	23,889	24,464	16,681
Cash effects of legacy stock appreciation rights plan	(5,498)	(3,280)	(2,394)
Non-cash legacy stock appreciation rights plan expense	5,704	4,478	311
Non-cash executive equity award expense	—	500	—
Expenses related to acquiring or constructing growth capital assets	5,791	1,679	4,376
Unrealized loss on derivative transactions excluding fair value hedges	1,313	86	724
Maintenance capital expenditures	(3,569)	(4,430)	(4,237)
Non-cash tax benefit	(152)	(9,222)	(2,075)
Other items, net	674	1,625	364
Available Cash before Reserves	$186,065	$179,158	$138,199
Liquidity and Capital Resources
General
As of December 31, 2013, we believe our balance sheet and liquidity position remained strong. We had $405.3 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:

•	Working capital, primarily inventories;

•	Routine operating expenses;

•	Capital growth and maintenance projects;

•	Acquisitions of assets or businesses;

•	Interest payments related to outstanding debt; and

•	Quarterly cash distributions to our unitholders.

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
In September 2013, we issued 5,750,000 Class A common units in a public offering at a price of $47.51 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $263.6 million from that offering. We used those net proceeds for general corporate purposes, including the repayment of borrowings under our revolving credit facility. See Note 11 to our Consolidated Financial Statements for more information.

Our $1 billion senior secured credit facility matures on July 25, 2017 and includes an accordion feature of $300 million, giving us the ability to expand the size of the facility up to an aggregate of $1.3 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche under our senior secured credit facility is $150 million, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. At any one time, we can have up to $100 million in letters of credit outstanding under our facility. We had $11.9 million in letters of credit outstanding at December 31, 2013. Due to the revolving nature of loans under our credit facility, we may make additional borrowings and periodic repayments and re-borrowings until the maturity date. At December 31, 2013, we had $582.8 million borrowed under our credit facility, with $80.8 million of the borrowed amount designated as a loan under the inventory sublimit. Thus, the total amount available for borrowings under our credit facility at December 31, 2013 was $405.3 million.

On February 8, 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes. Those notes were sold at face value. Interest payments are due on February 15 and August 15 of each year, beginning August 15, 2013. Those notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.

Those notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are fully and unconditionally guaranteed, jointly and severally, by certain of our 100%-owned subsidiaries. We have the right to redeem those notes at any time after February 15, 2017, at a premium to the face amount of the notes that varies based on the time remaining to maturity on the notes. Prior to February 15, 2016, we may also redeem up to 35% of the principal amount for 105.750% of the face amount with the proceeds from an equity offering of our common units.

At December 31, 2013, long-term debt totaled $1.3 billion, consisting of $582.8 million outstanding under our credit facility (including $80.8 million borrowed under the inventory sublimit tranche) a $350.8 million carrying amount of senior unsecured notes due on December 15, 2018 and a $350 million carrying amount of senior unsecured notes due on February 15, 2021.
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

The storage of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored oil or petroleum products, we borrow under our credit facility (or use cash on hand) to pay for the oil or petroleum products, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil or petroleum products. Additionally, we may be required to deposit margin funds with the NYMEX when prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our credit facility or use cash on hand to fund the deposits.
Net cash flows provided by our operating activities were $138.4 million and $189.3 million for 2013 and 2012, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more or less cash. The decrease in operating cash flow for 2013 compared to 2012 was primarily due to an increase in working capital needs, which was partially offset by higher cash earnings.
Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects and distributions we pay to our unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our credit facility, equity issuances and/or the issuance of senior unsecured notes.
Capital Expenditures and Business and Asset Acquisitions
The following table summarizes our expenditures for fixed assets, business and other asset acquisitions in the periods indicated:

	Years Ended December 31,
	2013	2012	2011
		(in thousands)
Capital expenditures for fixed and intangible assets:
Pipeline transportation assets	$130,787	$59,385	$7,629
Refinery services assets	3,258	2,692	1,846
Supply and logistics assets	244,994	94,896	13,846
Information technology systems	2,424	1,631	4,128
Total capital expenditures for fixed and intangible assets	381,463	158,604	27,449
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of offshore marine transportation assets	230,880	—	—
Offshore pipelines	—	205,576	194
Acquisition of FMT assets	—	—	143,479
Wyoming refinery and related pipeline	—	—	20,000
Total business combinations capital expenditures	230,880	205,576	163,673
Capital expenditures related to equity investees (1)	94,286	63,749	—
Total capital expenditures	$706,629	$427,929	$191,122

(1)	Amount represents our investment in the SEKCO pipeline joint venture (see below for more information).
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Capital Expenditures for Acquisitions
We continue to pursue a growth strategy that requires significant capital. On August 28, 2013, we completed the acquisition of our offshore marine transportation assets, consisting of nine barges and nine tug boats for approximately $230.9 million.

See Note 3 to our Consolidated Financial Statements in Item 8 for further information related to that acquisition.
Growth Capital Expenditures
Total capital expenditures on projects currently under construction, and disclosed in the following discussion, are estimated to be approximately $500 million, inclusive of capital expenditures incurred in prior quarters. We anticipate that approximately $260 million of that total will be spent in 2014.
ExxonMobil Baton Rouge Project
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train unload facility at Scenic Station. The Port Hudson upgrades and new crude oil pipeline are expected to be completed by the end of the first quarter of 2014, and Scenic Station is expected to be completed in the second quarter of 2014.
Baton Rouge Terminal
We recently announced plans to construct a new crude oil, intermediates and refined products import/export terminal in Baton Rouge. The terminal will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. Our Baton Rouge Terminal will also be pipeline-connected to ExxonMobil facilities in the area, as well as to Scenic Station. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be completed by the end of the second quarter of 2015.
Rail Projects
Walnut Hill - In the first quarter of 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank and related equipment and connections to our Jay System. This facility provides the capability of handling unit train shipments for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. We have commenced construction on an additional tank at that site with 110,000 barrels of capacity, which will allow us to handle increased rail and pipeline demand. We estimate this tank will be fully operational by the end of the first quarter of 2014.
Wink - In 2012, we completed the initial phase construction of a crude oil rail loading facility in Wink, Texas, which was designed to move crude oil from West Texas to other markets and giving us the capability to load Genesis and third party railcars. Construction on the second phase of that facility, which we estimate will be operational by the end of the first quarter of 2014, will allow us to more efficiently load full unit trains.
Natchez - In the third quarter of 2013, we completed construction on a crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets. That facility has the capability to unload bitumen/dilbit as well as load diluent for backhauls to Canada. We have initiated construction on the second phase of the Natchez facility, which will provide an additional 60 railcar spots and additional heated tanks. We expect to complete that rail unloading/loading facility expansion by the end of the first quarter of 2014.
Raceland - In the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana. The Raceland Rail Facility will be connected to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico and is expected to be operational in the fourth quarter of 2014.

Capital Expenditures Related to Equity Investees

SEKCO, our 50/50 joint venture with Enterprise Products expects to place in-service in mid-2014 its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. We have budgeted approximately $200 million for our cumulative share of the pipeline construction through 2014. In 2013 and 2012, we contributed $94.3 million and $63.7 million, respectively, to SEKCO that was used to fund our share of the construction costs incurred during those years. Most cost overruns and other costs incurred associated with weather-related delays will be the responsibility of the producers that have entered into transportation agreements with us.

Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $3 million and $5 million. As we place more assets into service, our maintenance capital expenditures may increase in future years.
Distributions to Unitholders
Our partnership agreement requires us to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We have increased our distribution for each of the last thirty-four quarters, including the distribution paid for the fourth quarter of 2013, as shown in the table below (in thousands, except per unit amounts). Each quarter, our board of directors determines the distribution amount, or available cash, per unit based upon various factors such as our operating performance, cash on hand, future cash requirements and the economic environment. As a result, the historical trend of distribution increases may not be a good indicator of future increases.

Distribution For	Date Paid		Per Unit Amount	Total Amount
2011
4th Quarter	February 14, 2012		$0.4400	$31,677
2012
1st Quarter	May 15, 2012		$0.4500	$35,768
2nd Quarter	August 14, 2012		$0.4600	$36,563
3rd Quarter	November 14, 2012		$0.4725	$38,375
4th Quarter	February 14, 2013		$0.4850	$39,390
2013
1st Quarter	May 15, 2013		$0.4975	$40,405
2nd Quarter	August 14, 2013		$0.5100	$42,302
3rd Quarter	November 14, 2013		$0.5225	$46,344
4th Quarter	February 14, 2014	(1)	$0.5350	$47,453

(1)	This distribution was paid on February 14, 2014 to unitholders of record as of January 31, 2014.

Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2013.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$—	$582,800	$700,772	$1,283,572
Estimated interest payable on long-term debt (2)	72,457	144,981	108,206	42,766	368,410
Operating lease obligations	30,501	42,259	28,596	48,824	150,180
Unconditional purchase obligations (3)	484,163	132,528	—	—	616,691
Other Cash Commitments:
Asset retirement obligations (4)	—	—	—	32,515	32,515
Total	$587,121	$319,768	$719,602	$824,877	$2,451,368

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of July 25, 2017. We have $350 million in aggregate principal amount of senior unsecured notes that mature on December 15, 2018 (the "2018 Notes") and $350 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2021 (the "2021 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2018 Notes and 2021 Notes are 7.875% and 5.75%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2013 under our credit facility remained outstanding through the final maturity date of July 25, 2017 and interest rates remained at the December 31, 2013 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil and petroleum products are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2013 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)
Represents the estimated future asset retirement obligations on an undiscounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2013 was $14.3 million and is further discussed in Note 6 to our Consolidated Financial Statements.

In connection with our 50% interest in SEKCO as described above we have committed to share the required funding with Enterprise Products to construct a deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. We expect to spend approximately $200 million for our share of the pipeline construction through 2014 and to reimburse Enterprise Products for our portion of previously incurred costs. The new pipeline is expected to begin service by mid-2014. In 2013 and 2012, we contributed $94.3 million and $63.7 million, respectively, to SEKCO that was used to fund our share of the construction costs incurred during those years. Most cost overruns and other costs incurred associated with weather related delays will be the responsibility of the producers that have entered into transportation agreements with us. See “Significant Events” above for more information.
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
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired, and to the extent available, third party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill is not amortized but instead is periodically assessed for impairment. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. See Note 3 to our Consolidated Financial Statements in Item 8 regarding further discussion regarding our acquisitions.
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
We perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2013, our market capitalization exceeded the book value of our equity; therefore, since there were no events or changes in circumstances indicating impairment issues, we determined that it was not necessary to perform an interim assessment as of December 31, 2013. We did not have any goodwill impairments in 2013, 2012 or 2011.
For additional information regarding our goodwill, see Note 9 to our Consolidated Financial Statements in Item 8.
Equity Compensation Plan Accruals
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2013, we had 440,354 phantom units outstanding and recorded $13.1 million of expense during 2013. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2013, we estimated approximately $8.8 million of remaining compensation costs to be recognized over a weighted average period of approximately one year for these awards. Changes in our assumptions may impact our liabilities and expenses related to these awards.
We accrue for the fair value of our liability for the stock appreciation rights, or SAR, awards we have issued to our employees and directors. Under our SAR plan, grantees receive cash for the difference between the market value of our common units and the strike price of the award at the time of exercise. We estimate the fair value of SAR awards at each balance sheet date using the Black-Scholes option pricing model. The Black-Scholes valuation model requires the input of somewhat subjective assumptions, including expected stock price volatility and expected term. Other assumptions required for estimating fair value with the Black-Scholes model are the expected risk-free interest rate and our expected distribution yield. The risk-free interest rates used are the U.S. Treasury yield for bonds matching the expected term of the option on the date of grant. We recognize the equity-based compensation expense on a straight-line basis over the requisite service period for the awards. The expense we recognize is net of estimated forfeitures. We estimate our forfeiture rate at each balance sheet date based on prior experience. As of December 31, 2013, all of our SARs were vested and the related total compensation cost had been fully recognized. We also record compensation cost for changes in the estimated liability for vested SARs. The liability recorded for vested SARs fluctuates with the market price of our common units. Changes in our assumptions may impact our liabilities and expenses related to these awards.
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
At December 31, 2013, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Recently Issued and Adopted
In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. We adopted this guidance on January 1, 2013 and our adoption did not have a material impact on our financial position, results of operations or cash flows.
In December 2011, the FASB issued guidance requiring new disclosures for financial instruments and derivative instruments that are eligible for offset in the statement of financial position or subject to a master netting arrangement. The new guidance was effective for us beginning January 1, 2013 and did not have a significant impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the revised financial statement presentation for comprehensive income beginning January 1, 2012 and it did not have a significant impact on our financial position, results of operations or cash flows. The guidance pertaining to reclassifying items out of accumulated other comprehensive income has been deferred and was effective for us beginning January 1, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, primarily related to volatility in crude oil and petroleum products prices, NaHS and NaOH prices and interest rates. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the Segment Margin we receive. We do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2013 were categorized as non-trading. On December 31, 2013 we had entered into NYMEX future contracts that will settle between January and March 2014 and NYMEX options contracts that will settle during February and March 2014. This accounting treatment is discussed further in Note 17 to our Consolidated Financial Statements.

The table below presents information about our open derivative contracts at December 31, 2013. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2013 quoted market prices on the NYMEX. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price		Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
NYMEX Futures Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	559	Bbl		$94.91	$53,054	$1,966	$55,020
Crude Oil Swaps	Bbl	150	Bbl		$1.05	$158	$116	$274
Diesel	Bbl	11	Gal	(1)	$2.97	$1,373	$43	$1,416
Singapore Fuel Oil	Metric Ton	62	Metric Ton		$589.47	$36,547	$1,334	$37,881
#6 Fuel Oil	Bbl	953	Bbl		$90.98	$86,703	$755	$87,458

Buy (Long) Contracts:
Crude Oil	Bbl	441	Bbl		$98.12	$43,271	$135	$43,406
#6 Fuel Oil	Bbl	110	Bbl		$91.37	$10,051	$45	$10,096

NYMEX Option Contracts (2)
Written Contracts:
Crude Oil	Bbl	160	Bbl		$1.07	$171	$(76)	$95
Diesel	Bbl	20	Bbl		$2.50	$50	$(9)	$41

Purchased Contracts:
Crude Oil	Bbl	60	Bbl		$0.24	$15	$12	$27

(1)	Prices and volumes as presented as quoted on the NYMEX. To calculate the total contract value the price per unit in gallons should be multiplied by 42 gallons to convert into a price per barrel.

(2)	Weighted average premium received/paid.
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2013, we had $582.8 million of debt outstanding under our credit facility. For the year ended December 31, 2013, a 10% change in LIBOR would have resulted in approximately a $0.9 million change in net income.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment, we believe that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Deloitte & Touche’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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
As is common with MLPs, our partnership structure does not allow our unitholders to directly or indirectly participate in our management or operations. The board of directors of our general partner must approve significant matters (such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of common units, incurrences of debt or other financings and the payments of distributions.) The holders of our Waiver Units are not, generally, entitled to vote on any matters. The holders of our Class B Common Units are entitled to (i) vote in the election of the board of directors of our general partner (which we refer to as “our board of directors”), subject to the Davison family’s rights described below, as well as (ii) vote on substantially all other matters on which our Class A holders are entitled to vote. The holders of our Class A Common Units are not entitled to vote in the election of directors, but they are entitled to vote in a very limited number of other circumstances, including our merger with another company and the removal of our general partner.
Collectively, members of the Davison family own approximately 14.4% of our Class A Common Units and 76.9% of our Class B Common Units. The Davison family is entitled to elect up to three directors under terms of its unitholders rights agreement. If members of the Davison family own (i) 15% or more of our common units, they have the right to appoint three directors, (ii) less than 15% but more than 10%, they have the right to appoint two directors, and (iii) less than 10%, they have the right to appoint one director. So long as the Davison family has the right to elect three directors, our board of directors cannot have more than 11 directors without the Davison family’s consent.
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
Our board of directors currently consists of Sharilyn S. Gasaway, James E. Davison, James E. Davison, Jr., Donald L. Evans, Corbin J. Robertson III, Kenneth M. Jastrow II, Conrad P. Albert, Jack T. Taylor and Mr. Sims. Our board of directors has determined that each of Ms. Gasaway and Messrs. Evans, Robertson, Jastrow, Albert and Taylor is an independent director under the NYSE rules.
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
We are committed to sound principles of governance. Such principles are critical for us to achieve our performance goals and maintain the trust and confidence of investors, personnel, suppliers, business partners and stakeholders. We believe independent directors are a key element for strong governance, although we have reserved or exercised our right as a limited partnership under the listing standards of the NYSE not to comply with certain requirements of the NYSE. For example, although at least a majority of the members of our board of directors is independent under the NYSE rules, we reserve the right not to comply with Section 303A.01 of the NYSE Listed Company Manual, which would require that our board of directors be comprised of at least a majority of independent directors. In addition, among other things, we have elected not to comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require our board of directors to maintain a nominating/corporate governance committee and a compensation committee, each consisting entirely of independent directors. Our corporate governance guidelines are available on our website (www.genesisenergy.com) free of charge. For further discussion of director independence, please see Item 13. "Certain Relationships and Related Transactions, and Director Independence—Director Independence."
Risk Oversight
We face a number of risks, including exposure to matters relating to the environment, regulation, competition, fluctuations in commodity prices and interest rates and weather . Management is responsible for the day-to-day management of risks our company faces, although our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, our board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to our board of directors on strategic matters, operations, risk management and other matters, and is available to address any questions or concerns raised by our board of directors. Board of directors meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our company.

Our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk. For example, the audit committee assists with risk management oversight in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements and our risk management policy relating to our hedging program. The governance, compensation and business development committee assists our board of directors with risk management relating to our compensation policies and programs.
Our board of directors believes it is in our best interest for the interests of the members of our board of directors and certain of our officers to be aligned (when practical) with the interests of our long-term stakeholders. Our board of directors has adopted certain policies to further promote that alignment of interests. For example, among other things, our policies prohibit our directors and officers from (i) buying, selling or engaging in transactions with respect to our common units while they are aware of material non-public information and (ii) engaging in short sales of our securities. Certain of our directors and/or officers own substantial amounts of our units, some of which are pledged and/or held in broker margin accounts. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Audit Committee
The audit committee of our board of directors generally oversees our accounting policies and financial reporting and the audit of our financial statements. The audit committee assists our board of directors in its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements. Our independent registered public accounting firm is given unrestricted access to the audit committee. Our board of directors has determined that the members of the audit committee meet the independence and experience standards established by NYSE and the Securities Exchange Act of 1934, as amended. In accordance with the NYSE rules and the Securities Exchange Act of 1934, as amended, our board of directors has named three of its members to serve on the audit committee—Sharilyn S. Gasaway, Conrad P. Albert and Jack T. Taylor. Ms. Gasaway is the chairperson. Our board of directors believes that Ms. Gasaway and Mr. Taylor qualify as audit committee financial experts as such term is used in the rules and regulations of the SEC. The charter of the audit committee is available on our website (www.genesisenergy.com) free of charge. Each of Ms. Gasaway and Messrs. Albert and Taylor is an independent director under NYSE rules.

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

Conflicts Committee
To the extent requested by our board of directors, a conflicts committee of our board of directors would be appointed to review specific matters in connection with the resolution of conflicts of interest and potential conflicts of interest between any of our affiliates and us. If a specific review is requested by our board of directors, our conflicts committee would be formed by our Board and would be comprised solely of independent directors. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Review or Special Approval of Material Transactions with Related Persons.”
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

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 27, 2014.

Name	Age	Position
Grant E. Sims	58	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	67	Director
James E. Davison	76	Director
James E. Davison, Jr.	47	Director
Donald L. Evans	67	Director
Sharilyn S. Gasaway	45	Director
Kenneth M. Jastrow II	66	Director
Corbin J. Robertson III	43	Director
Jack T. Taylor	62	Director
Steven R. Nathanson	58	President and Chief Operating Officer
Robert V. Deere	59	Chief Financial Officer
Paul A. Davis	50	Senior Vice President
Stephen M. Smith	37	Vice President
Karen N. Pape	55	Senior Vice President and Controller
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
Conrad P. Albert has served as a director of our general partner since July 15, 2013. Mr. Albert is a private investor and was formerly a director of Anadarko Petroleum Corporation from 1986 to 2006. Mr. Albert also served as a director of DeepTech International, Inc. from 1992 to1998. From 1969 to 1991, Mr. Albert served in various positions with Manufacturers Hanover Trust Company, ultimately serving as Executive Vice President in charge of worldwide energy lending and corporate finance. Mr. Albert’s extensive financial, executive and directorial experience and his service in various roles in the management of other energy-related companies will allow him to provide valuable expertise to our board of directors.
James E. Davison has served as a director of our general partner since July 2007. Mr. Davison served as chairman of the board of Davison Transport, Inc. for over 30 years. He also serves as President of Terminal Services, Inc. Mr. Davison has over forty years of experience in the energy-related transportation and refinery services businesses. Mr. Davison brings to our board of directors significant energy-related transportation and refinery services experience and industry knowledge.
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of Community Trust Financial Corporation and serves on its nominating and corporate governance, finance, and compensation committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
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
Sharilyn S. Gasaway has served as a director of our general partner since March 1, 2010, and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009. She served as Controller of Alltel Corporation from

2002 through 2006. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the nominating committee of JB Hunt and the nominating and corporate governance committee and investment committees of Waddell and Reed. Ms. Gasaway provides our board of directors valuable management and financial expertise, including an understanding of the accounting and financial matters that we address on a regular basis.
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

Jack T. Taylor has served as a director of our general partner since July 2013. Mr. Taylor is currently a director of Christus Schumpert Health System Foundation, Sempra Energy and Murphy USA Inc. Additionally, Mr. Taylor currently serves on the audit committee of Sempra Energy and Murphy USA Inc. Mr. Taylor was a partner of KPMG LLP for 29 years, where from 2005 to 2010 he served as the KPMG's Chief Operating Officer-Americas and Executive Vice Chair of U.S. Operations and from 2001 to 2005 he served as the Vice Chairman of U.S. Audit and Risk Advisory Services. Mr. Taylor’s extensive experience with financial and public accounting issues, his various leadership roles at KPMG LLP and his extensive knowledge of the energy industry make him a valuable resource to our board of directors.
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

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that is applicable to, among others, the principal financial officer and the principal accounting officer. Our Code of Business Conduct and Ethics is posted at our website (www.genesisenergy.com), where we intend to report any changes or waivers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors of our general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons to us, we are aware of no filings that were not timely made, except that Mr. Albert filed an amended Form 3 on February 6, 2014 to report that the original Form 3 filed by him on July 17, 2013 and a subsequent Form 4 filed on August 8, 2013 did not include 2,000 Class A common units held by Mr. Albert prior to his appointment as director, and Mr. Jastrow filed a Form 4 on April 11, 2013 that was due on April 3, 2013.

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2013.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2013 were:

•	Grant E. Sims, Chief Executive Officer;

•	Steven R. Nathanson, President and Chief Operating Officer;

•	Robert V. Deere, Chief Financial Officer;

•	Paul A. Davis, Senior Vice President; and

•	Stephen M. Smith, Vice President
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, a majority of the members of which are "independent," the authority and responsibility to regularly analyze and reconsider our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged BDO USA, LLP, or BDO, as its independent compensation adviser. We also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters such as obtaining exemptions from the “insider trading” trading rules under Section 16 of the Exchange Act in connection with certain acquisitions. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations by the G&C Committee are effectively determinations by our board of directors. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
Committee/Board Process
Following the end of each calendar year, our CEO reviews the compensation of all the other NEOs and makes a proposal to the G&C Committee as to their compensation. The CEO's proposal is based on (among other things) our financial results for the prior year, the individual executive’s areas of responsibility, market data provided by our independent compensation adviser as well as recommendations from that executive’s supervisor (if other than our CEO). The G&C Committee reviews the compensation of our CEO and the proposal of our CEO regarding the compensation of the other NEOs and makes a final determination with our board of directors regarding compensation of our NEOs. Depending on the nature and quantity of changes made to that proposal, there may be additional G&C Committee meetings and discussions with our CEO in advance of that determination.

Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases and long-term incentive awards are made or granted. Bonuses are paid in March of the following year in which they are earned.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes the Committee to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2013, the G&C Committee engaged BDO, an independent compensation consultant, to assist the Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
At the request of the G&C Committee, BDO reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials prepared for and circulated to the G&C Committee and management’s proposed executive compensation plans. BDO also developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our peer companies’ public filings, but did not determine or recommend the amount of compensation.
The peer group used for this market analysis in 2013 consisted of the following 16 companies in the energy industry: Atlas Pipeline Partners, Buckeye Partners, Calumet Specialty Products Partners, Copano Energy, Crosstex Energy Partners, DCP Midstream Partners, Eagle Rock Energy Partners, HollyFrontier Corporation, Magellan Midstream Partners, Markwest Energy Partners, NuStar Energy, PVR Partners, Regency Energy Partners, Sunoco Logistics Partners, Targa Resources Partners and Western Refining. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles and comparable growth or capital programs to us.
The Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above. The 2013 peer group is different from the 2012 group because Blueknight Energy Partners, Holly Energy Partners, Amerigas Partners and Natural Resource Partners were removed and Atlas Pipeline Partners and MarkWest Energy Partners were added.
The information that BDO compiled included compensation trends for MLPs and levels of compensation for similarly-situated executive officers of companies within this peer group. We believe that compensation levels of executive officers in our peer group are relevant to our compensation decisions because we compete with those companies for executive management talent.
Compensation Objectives and Philosophy
The primary objectives of our compensation program are to:

•
encourage our executives to build and operate the partnership in a way that is aligned with our common unitholders’ interests, focusing on growing cash distributions and growing the asset base with an emphasis on maintaining a focus on the long-term stability of the enterprise so as to not promote inappropriate risk taking;

•	offer near-term and long-term compensation opportunities that are consistent with industry norms; and

•	provide appropriate levels of retention to the executive team to ensure long-term continuity and stability for the successful execution of key growth initiatives and projects.
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
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan is driven by the generation of Available Cash before Reserves (which is an important metric of value for our unitholders) and our safety record. Our long term incentive plan is linked primarily to increases in the distribution rate on our common units and the appreciation in our common unit price, which we believe links pay with performance and creates an alignment of interest between our NEOs and our unitholders.

Elements of Our Compensation Program and Compensation Decisions for 2013
The primary elements of our compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2013, the elements of our compensation program for the NEOs consisted of the following:

•	annual cash base salary

•	discretionary annual cash bonus awards

•	annual grants under long-term incentive arrangements
Additionally, in order to attract qualified executive personnel, we may make one-time new-hire awards of equity.
Base Salaries
We believe that base salaries should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. As discussed above, the base salaries of our NEOs are reviewed annually by the G&C Committee, taking into account recommendations from our CEO regarding NEOs other than himself. We pay base salaries at a level that we feel is appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or company performance. Salaries are also periodically adjusted based on analyses of peer group practices as described above.
In April 2013, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities and, as a result, approved market adjustments for the following NEOs: Mr. Sims’ salary was increased 5% to $525,000, Mr. Nathanson's salary was increased 13% to $425,000, Mr. Deere's salary was increased 2% to $450,000, Mr. Davis' salary was increased 16% to $325,000 and Mr. Smith’s salary was increased 10% to $275,000. The G&C Committee determined that such increases were necessary to align salaries to comparable market levels and were warranted in light of their individual performance and increased levels of responsibility related to the management of the company.
Bonuses
Our NEOs participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is set following the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. For 2013, the G&C Committee set each NEO’s bonus target as a percentage of salary as follows:

2013
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
Available Cash before Reserves, which is a "non-GAAP" measure, is an important factor in determining the amount of distributions to our unitholders and is a significant factor in the market’s perception of the value of common units of an MLP (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of Available Cash before Reserves.) Safety objectives encourage our employees to focus on the impact their job performance has on the environment in which we operate. Both of these measures are used to calculate the recommended bonus payout (or general bonus pool) described below. However, bonuses are paid at the discretion of the G&C Committee based on quantitative and qualitative measures relating to: our financial and operational performance relative to our peers; industry expectations; progress in attaining strategic goals; and individual performance. Because the determination of whether bonuses will be paid each year and in what amounts they will be paid is determined by the G&C Committee on a company-wide basis, NEOs only receive bonuses if other employees receive bonuses.
As in prior years, the 2013 general bonus pool was weighted and calculated as follows: the level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee was weighted 90% and the achieved level of the safety incident rate was weighted 10%. The sum of the weighted percentage achievement of these targets was multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. In addition, the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts.
The total 2013 pool approved for such bonuses, inclusive of other discretionary downward adjustments, was approximately $5.3 million. As the Partnership's performance was lower than anticipated at the beginning of the year, Messrs. Sims, Nathanson, Deere and Smith were not awarded bonuses. Mr. Davis was awarded a bonus of $250,000 in recognition of his contributions to several projects under his responsibility including among others, the successful acquisition of our offshore marine transportation business. The bonus to Mr. Davis will be paid in March 2014.
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
All long-term objectives for payments to participants in the 2010 LTIP are based upon measurable performance targets. These targets consist of specific increases in the distributions paid to unitholders. As a result, we believe that the 2010 Long-Term Incentive Plan strongly aligns the interests of management with those of our unitholders.
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
The targeted amount for the NEOs is set following the analysis of market practices of the peer group and consideration of the level of salary and targeted bonus for each NEO. For 2013, the G&C Committee established the following long-term incentive target amounts for each of our NEOs:

2013
Name	Long-Term Incentive Target
Grant E. Sims	$1,250,000
Steven R. Nathanson	$1,000,000
Robert V. Deere	$500,000
Paul A. Davis	$425,000
Stephen M. Smith	$325,000
In April 2013, phantom units were granted to each of our NEOs and certain non-officer employees under the 2010 LTIP. The number of units granted was determined by dividing the average 20-day closing price of our units through the date of grant by the long-term incentive target amount. The phantom units will be paid in cash upon vesting based on the average closing price of the common units for the 20 trading days immediately prior to the date of vesting. The phantom units granted to our NEOs in April 2013 were all performance-based awards while phantom units granted to our non-officer employees, were apportioned 60% to performance-based awards and 40% to service-based awards. The service-based awards vest on the third anniversary from the date of grant.
Performance-based awards granted to our NEOs and non-officer employees will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units for each such NEO or non-officer employee, if certain quarterly cash distribution targets are achieved in the fourth quarter of 2015. In order to align the interests of our NEOs with our common unitholders and incentivize the NEOs to meet targeted distribution annual growth rates ranging between approximately 5% and 9% (which are deemed achievable growth rates by the G&C Committee), these awards will vest as follows:
(i) if the quarterly cash distribution on the common units is $0.54 per unit, 50% of the target number of phantom units granted will vest, and the remainder will be forfeited;
(ii) if the quarterly cash distribution on the common units is $0.58 per unit, 100% of the target number of phantom units granted will vest; or
(iii) if the quarterly cash distribution on the common units is $0.63 per unit or greater, 150% of the target number of phantom units granted will vest.
Should the quarterly cash distribution on the common units fall between the range of $0.54 per unit and $0.63 per unit, the phantom units will vest between 50% and 150% of the number targeted on a proportionately adjusted basis (for example, if the quarterly cash distribution on the common units is $0.56 per unit, 75% of the phantom units targeted will vest or if the quarterly cash distribution on the common units is $0.6050 per unit, 125% of the phantom units targeted will vest). If the quarterly cash distribution is below $0.54 per unit for the fourth quarter of 2015, all of the performance-based phantom units granted will be forfeited.
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
No perquisites of any material nature are provided to our NEOs.
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
Conrad P. Albert
Jack T. Taylor
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

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2013, 2012 and 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2013	$517,308	$—	$1,248,181	$196,119	$1,961,608
Chief Executive Officer	2012	492,308	425,000	1,198,716	147,882	2,263,906
(Principal Executive Officer)	2011	460,962	450,000	839,346	74,978	1,825,286
Steven R. Nathanson	2013	409,615	—	998,535	132,007	1,540,157
President and	2012	361,154	375,000	556,336	94,671	1,387,161
Chief Operating Officer	2011	323,654	420,000	499,807	58,087	1,301,548
Robert V. Deere	2013	446,923	—	499,291	104,808	1,051,022
Chief Financial Officer	2012	433,846	200,000	468,817	77,737	1,180,400
(Principal Financial Officer)	2011	411,923	130,000	424,085	37,285	1,003,293
Paul A. Davis (3)	2013	311,154	250,000	424,374	33,843	1,019,371
Senior Vice President	2012	215,385	200,000	500,000	10,581	925,966
Stephen M. Smith	2013	267,308	—	324,563	59,079	650,950
Vice President	2012	240,769	250,000	332,973	56,343	880,085
	2011	209,231	220,000	222,149	23,091	674,471

(1)	Bonuses are paid in March of the year that follows the year in which they were earned (e.g., the bonuses with respect to 2013 will be paid in March 2014).

(2)
The amounts shown in this column represent the aggregate grant date fair value for each NEO’s phantom units granted under our 2010 Long-Term Incentive Plan, excluding the amount shown for Mr. Davis. The 2012 amount for Mr. Davis represents the grant date fair value of an award of 12,206 Class A Units and 2,946 Waiver Units issued on the first day of Mr. Davis' employment in March 2012. The grant date fair value of each award was determined in accordance with accounting guidance for equity-based compensation and is based on the probable outcome of any underlying performance conditions. Assumptions used in the calculation of these amounts are included in Note 15 to our Consolidated Financial Statements in Item 8.

(3)	Mr. Davis became an executive officer of our general partner in March 2012.

(4)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2013.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$7,650	$2,700	$185,769	$196,119
Steven R. Nathanson	$21,438	$2,700	$107,869	$132,007
Robert V. Deere	$22,950	$2,700	$79,158	$104,808
Paul A. Davis	$17,319	$2,700	$13,824	$33,843
Stephen M. Smith	$7,650	$2,419	$49,010	$59,079
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes only cash distributions paid in connection with granted DERs.

Grants of Plan-Based Awards in Fiscal Year 2013

The following table shows equity incentive plan awards granted to our NEOs in 2013.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Market Price of Common Units on Award Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
Grant E. Sims	4/9/2013	13,287	26,574	39,861	$47.04	$1,248,181
Steven R. Nathanson	4/9/2013	10,630	21,259	31,889	$47.04	$998,535
Robert V. Deere	4/9/2013	5,315	10,630	15,945	$47.04	$499,291
Paul A. Davis	4/9/2013	4,518	9,035	13,553	$47.04	$424,374
Stephen M. Smith	4/9/2013	3,455	6,910	10,365	$47.04	$324,563

(1)
Represents the number of phantom units that each NEO can earn of grant awarded on April 9, 2013, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2015. See additional discussion in "Long-Term Incentive Compensation" above.

(2)	Represents the closing market price of our common units on the date of the phantom unit award on April 9, 2013.

(3)
The amounts in this column for each NEO represent the fair value of the award on the date of the grant, based on a target performance payout (as calculated in accordance with accounting guidance for equity-based compensation) using the twenty day average closing price of our common units through the date of grant ($46.97).

Employment Agreements
Steven R. Nathanson
Mr. Nathanson entered into an employment agreement with our general partner in July 2007, at a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Nathanson is $425,000. The agreement also provides that Mr. Nathanson is eligible to participate in all other benefit programs (e.g., health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible. Mr. Nathanson’s employment arrangement includes customary non-competition restrictions following his termination and severance benefits in the event of termination by the company for reasons other than cause or a termination of Mr. Nathanson for cause. See additional discussion in "Potential Payments upon Termination or Change in Control" below. That agreement had an initial term of three years, and it automatically renews annually for an additional year, unless notice is provided by either party at least 90 days before the expiration of the then-current term.

Paul A. Davis
Mr. Davis entered into a letter agreement in March 2012, relating to his employment, providing for a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Davis is $325,000. That agreement provides that Mr. Davis is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change in Control" below.
Grant E. Sims, Robert V. Deere and Stephen M. Smith

Messrs. Sims, Deere and Smith do not have employment agreements with us.

Outstanding Equity Awards at December 31, 2013

The following table presents the information regarding the outstanding equity awards to our NEOs at December 31, 2013.

		Stock Appreciation Rights			Stock Awards
Name	Grant Date	Number of Securities Underlying Stock Appreciation Rights Exercisable (#) (1)	Stock Appreciation Rights Exercise Price ($)	Stock Appreciation Rights Expiration Date	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (3)
Grant E. Sims	4/9/2013				13,287	$682,287
	4/10/2012				19,100	$980,785
	4/29/2011				44,660	$2,293,291
Steven R. Nathanson	4/9/2013				10,630	$545,851
	4/10/2012				8,865	$455,218
	4/29/2011				26,594	$1,365,602
	2/14/2008	16,465	$20.92	2/14/2018
Robert V. Deere	4/9/2013				5,315	$272,925
	4/10/2012				7,470	$383,585
	4/29/2011				22,565	$1,158,713
Paul A. Davis	4/9/2013				4,518	$231,999
Stephen M. Smith	4/9/2013				3,455	$177,414
	4/10/2012				5,306	$272,463
	4/29/2011				11,820	$606,957

(1)	All rights in this column were vested at December 31, 2013.

(2)
The number of performance units reflected in the table assumes a maximum performance payout (or 150% of the target number of phantom units granted) during the fourth quarter of 2013 for units granted on April 29, 2011 as our distribution for the fourth quarter of 2013 is greater than $0.52 per unit. The number of performance units reflected in the table assumes a threshold performance payout during the fourth quarter of 2014 for units granted on April 10, 2012 and the fourth quarter of 2015 for units granted on April 9, 2013 (at which 50% of the initial target number of phantom units awarded will vest on the third year anniversary from the date of grant). The phantom units will vest at the end of three years between 50% and 150% of the target number of phantom units granted, if certain quarterly cash distribution target levels for the fourth quarter of 2013, fourth quarter of 2014 and fourth quarter of 2015 are achieved.

(3)	The amounts in this column were calculated by multiplying the closing market price of our units using the twenty day average at year-end by the number of applicable units outstanding.

Phantom Units Vested

The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2013 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	16,795	$783,823
Steven R. Nathanson	8,030	$374,760
Robert V. Deere	5,110	$238,484
Stephen M. Smith	2,430	$113,408
Paul A. Davis	—	$—

The phantom unit awards granted to our NEOs in 2010 vested on April 20, 2013 and, pursuant to our 2010 Long Term Incentive Plan, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested. Those phantom unit awards were paid in cash.
Termination or Change of Control Benefits
We consider maintaining a stable and effective management team to be essential to protecting and enhancing the best interests of us and our unitholders. To that end, we recognize that the possibility of a change of control or other acquisition event may raise uncertainty and questions among management, and such uncertainty could adversely affect our ability to retain our key employees, which would be to our unitholders’ detriment. Because our management team was built over time, as described above, and our NEOs became NEOs under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination or a change of control varies. The employment agreements of Messrs. Nathanson and Davis provide certain compensation and benefits as an incentive for each of them to remain in our employ, enhancing our ability to call on and rely upon each of them in the event of a change of control. Neither of them would be entitled to severance benefits if terminated by our general partner for cause. In extending these benefits, we considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded MLPs. See “Potential Payments Upon Termination or Change in Control” below for further discussion of these benefits, including the definitions of certain terms such as change of control and cause.
We believe that the interests of unitholders will best be served if the interests of our management and unitholders are aligned. We believe the termination and change of control benefits described above strike an appropriate balance between the potential compensation payable and the objectives described above.

Potential Payments upon Termination or Change in Control
Each of Messrs. Nathanson and Davis is entitled under his employment agreement to specified severance benefits under certain circumstances as discussed above.
Under a change in control and certain termination circumstances, each of our NEOs also will vest in any outstanding awards under our 2010 LTIP. Under the 2010 LTIP, a change in control occurs upon, in general, any sale of substantially all of the assets of us or our general partner or a merger, conversion, consolidation of us or our general partner or any other transaction resulting in a change in the beneficial ownership of more than 50% of the voting equity interests in our general partner.
After his termination other than a voluntary termination or for cause, following the event of a change of control, during the initial term of Mr. Nathanson’s employment agreement, Mr. Nathanson would be entitled to (i) continued health benefits for the remainder of the term of his employment agreement for up to 18 months and (ii) the greater of (x) payment of his base salary for one year and (y) payment of his base salary for the remainder of the term of his employment agreement, but in no event for more than 18 months.
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
After his termination other than a voluntary termination or for cause, including in the event of a change of control, Mr. Davis would be entitled to (i) continued health benefits for the remainder of the term of his employment agreement for up to 18 months, (ii) the greater of (x) payment of his base salary for one year and (y) payment of his base salary for the remainder of the term of his employment agreement, but in no event for more than 24 months; and (iii) the greater of (x) a bonus payment of 100% of his base salary for one year and (y) a bonus payment of 100% of his base salary for the remainder of the term of his employment agreement, but in no event for more than 200% of his base salary for one year.
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

Based upon a hypothetical termination date of December 31, 2013, the termination benefits for Messrs. Sims, Nathanson, Deere, Davis and Smith for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2013, the termination benefits for Messrs. Nathanson and Davis for termination without cause or for good reason, including death or disability would have been:

	Steven R. Nathanson	Paul A. Davis
Severance pursuant to employment agreement	$425,000	$1,300,000
Healthcare	20,551	30,826
Total	$445,551	$1,330,826
If termination occurs due to death or disability, Messrs. Sims, Nathanson, Deere, Davis and Smith would vest in outstanding phantom unit awards under our 2010 LTIP. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2013 would result in payments under the 2010 LTIP of the following amounts upon death or disability:

Grant E. Sims	$4,854,988
Steven R. Nathanson	$2,912,418
Robert V. Deere	$2,085,478
Paul A. Davis	$463,947
Stephen A. Smith	$1,304,341
Based on a hypothetical simultaneous change of control and termination date of December 31, 2013, the change of control termination benefits for Messrs. Sims, Nathanson, Deere, Davis and Smith would have been as follows:

	Grant E. Sims	Steven R. Nathanson	Robert V. Deere	Paul A. Davis	Stephen M. Smith
Severance pursuant to employment agreement	$—	$425,000	$—	$687,500	$—
Healthcare	—	20,551	—	30,826	—
Cash payment for vested phantom units under 2010 LTIP	4,854,988	2,912,418	2,085,478	463,947	1,304,341
Total	$4,854,988	$3,357,969	$2,085,478	$1,182,273	$1,304,341

Director Compensation in Fiscal Year 2013
The table below reflects compensation for the directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$77,500	$85,000	$15,703	$178,203
James E. Davison, Jr.	$77,500	$85,000	$15,703	$178,203
Donald L. Evans	$77,500	$85,000	$15,703	$178,203
Sharilyn S. Gasaway	$97,750	$96,250	$17,791	$211,791
Kenneth M. Jastrow II	$92,500	$95,000	$17,011	$204,511
Corbin J. Robertson III	$81,750	$86,250	$15,794	$183,794
Conrad P. Albert	$45,250	$48,750	$706	$94,706
Jack T. Taylor	$45,250	$48,750	$706	$94,706

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2013 consist of phantom units granted under our 2010 LTIP and stock appreciation rights pursuant to our Stock Appreciation Rights Plan. Messrs. James Davison and James Davison, Jr. each hold 7,167 outstanding phantom units and 1,000 stock appreciation rights. Messrs. Evans, Jastrow, Robertson, Albert, Taylor and Ms. Gasaway hold 7,167, 7,760, 7,215, 922, 922 and 8,119 outstanding phantom units, respectively.

(4)	Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
Directors who are not officers of our general partner are entitled to a base compensation of $175,000 per year, with $80,000 paid in cash and $95,000 paid in phantom units. Cash is paid, and phantom units are awarded, on the first day of each calendar quarter. All phantom units awarded to directors vest on the third anniversary of the date of grant. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: (i) a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and (ii) on the third anniversary of each award date for such director, an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.

The lead director and chairpersons of the audit committee and G&C Committee receive an additional amount of base compensation split equally between cash and phantom units, which compensation is paid in equal quarterly installments. Such additional amount is $10,000 for the lead director, $25,000 for the chair of the audit committee and $15,000 for the chair of the G&C Committee.
In addition, each director receives additional cash compensation for each “Additional Meeting” (board and/or committee) in which he or she participates. Participation by a director in-person will entitle her/him to additional compensation of $2,500 per meeting, and participation by a director by means of telecommunication will entitle her/him to additional compensation of $2,000 per meeting. Such payments are made in conjunction with the quarterly payments of base compensation. Additional Meetings consist of (i) with respect to our board of directors any meetings (in-person or by telecommunication) other than (x) the four pre-set meetings of our board of directors for each calendar year and (y) brief follow-up telecommunication conferences relating to the Annual Report on Form 10-K or any Quarterly Report on Form 10-Q the company files with the SEC, and (ii) any committee meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders:
2007 Long-term Incentive Plan (2007 LTIP)	832,928
There were no outstanding phantom units under this plan as of December 31, 2013, 2012 or 2011. For additional discussion of our 2007 LTIP, see Note 15 to our Consolidated Financial Statements in Item 8.
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 24, 2014, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units		Class 4 Waiver Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Conrad P. Albert	5,000		*	—	—	—		—
James E. Davison	3,284,459	(2)	3.7%	9,453	23.6%	91,823		5.3%
James E. Davison, Jr.	5,232,109	(3)	5.9%	13,648	34.1%	91,823	(4)	5.3%
Donald L. Evans (5)	49,826		*	—	—	7,652		*
Sharilyn S. Gasaway	254,142		*	1,081	2.7%	15,303		*
Kenneth M. Jastrow II	—		—	—	—	—		—
Corbin J. Robertson III	1,701,166	(6)	1.9%	—	—	110,401	(7)	6.4%
Jack T. Taylor	2,865		*	—	—	—		—
Grant E. Sims	2,789,488	(8)	3.1%	7,087	17.7%	198,459		11.4%
Steven R. Nathanson	908,251	(9)	1.0%	—	—	53,944		3.1%
Robert V. Deere	702,312		*	1,052	2.6%	48,675		2.8%
Paul A. Davis	14,170		*	—	—	982		*
Stephen M. Smith	389,172	(10)	*	—	—	26,972		1.6%
Karen N. Pape	143,227		*	—	—	8,904		*
All directors and executive officers as a group (14 in total)	15,476,187		17.5%	32,321	80.8%	654,938		37.7%

Steven K. Davison	2,401,017	(11)	2.7%	7,676	19.2%	91,822	(12)	5.3%
OppenheimerFunds, Inc.	4,691,344		5.3%	—	—	—		—
Goldman Sachs Asset Management	4,569,699		5.2%	—	—	—		—

*	Less than 1%

(1)
The Class B Common Units, which also are included in the Class A Common Unit total, are identical in most respects to the Class A Common Units and have voting and distribution rights equivalent to those of the Class A Common Units. In addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions.

(2)
Mr. Davison pledged 1,049,406 of these Class A Common Units as collateral for a loan from a bank. In addition to his direct ownership interests, Mr. Davison is the sole stockholder of Davison Terminal Service, Inc., which owns 1,010,835 Class A Common Units.

(3)
Mr. Davison, Jr. pledged 1,164,370 of these Class A Common Units as collateral for a loan from a bank. 1,247,560 of these Class A Common Units are held by trusts for Mr. Davison's children. 187,856 of these Class A Common Units are held by the James E. and Margaret A. B. Davison Special Trust.

(4)	91,823 of our outstanding Waiver Units are held by trusts for Mr. Davison's children.

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

(6)
Mr. Robertson pledged 1,512,555 of these Class A Common Units as collateral for margin accounts. Includes 185,868 Class A Common Units held by The Corbin J. Robertson III 2009 Family Trust and 5,743 Class A Common Units held by Corby & Brooke Robertson 2006 Family Trust.

(7)	The Corbin J. Robertson III 2009 Family Trust holds 12,917 of our outstanding Waiver Units and Mr. C. Robertson III holds 97,484 of our outstanding Waiver Units.

(8)
Mr. Sims pledged 866,334 of these Class A Common Units as collateral for loans from a bank. Includes 1,000 Class A Common Units held by Mr. Sims’ father, of which Mr. Sims disclaims beneficial ownership.

(9)	Includes 291,208 Class A Common Units held in trusts in the names of Mr. Nathanson's children, of which Mr. Nathanson disclaims beneficial ownership.

(10)	Mr. Smith pledged 176,972 Class A Common Units as collateral for margin brokerage accounts.

(11)	Includes 125,093 Class A Common units held by the Steven Davison Family Trust.

(12)
The Steven Davison Family Trust holds 22,848 of our outstanding Waiver Units and Mr. S. Davison holds 68,974 of our outstanding Waiver Units. The mailing address for Mr. S. Davison is 2000 Farmerville Highway, Ruston, Louisiana, 71270.

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
During 2013, we sold $1.3 million of petroleum products to businesses owned and operated by members of the Davison family in the ordinary course of our operations.
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.6 million, during 2013. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2013, Mr. Sims (our CEO and a director) had one son that worked as non-executive employee in our business development department and another son that worked as a non-executive employee in our supply and logistics department. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a non-executive employee in our supply and logistics department. Each of those respective family members received total W-2 compensation of greater than $120,000 but less than $300,000.

Director Independence
Because we are a limited partnership, the listing standards of the NYSE do not require that we have a majority of independent directors (although at least a majority of the members of our board of directors is independent,as defined by the NYSE rules) or that we have either a nominating committee or a compensation committee of our board of directors. We are, however, required to have an audit committee consisting of at least three members, all of whom are required to be “independent” as defined by the NYSE.
Under NYSE rules, to be considered independent, our board of directors must determine that a director has no material relationship with us other than as a director. The rules specify the criteria by which the independence of directors will be determined, including guidelines for directors and their immediate family members with respect to employment or affiliation with us or with our independent public accountants. Our board of directors has determined that each of Ms. Gasaway and Messrs. Evans, Robertson, Jastrow, Albert and Taylor is an independent director under the NYSE rules. See Item 10. “Directors, Executive Officers and Corporate Governance” for additional discussion relating to our directors and director independence.
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Audit Fees (1)	$2,259	$2,524
Audit-Related Fees (2)	23	20
Tax Fees (3)	879	768
All Other Fees (4)	6	4
Total	$3,167	$3,316

(1)
Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.

(2)	Includes fees related to reviewing our documentation of controls and process for conversion related to our project to upgrade our information technology systems

(3)	Includes fees for tax return preparation and tax consultations.

(4)	Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Deloitte in 2013 and 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Deloitte in 2013 and 2012, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

3.5	Certificate of Conversion of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 7, 2009, File No. 001-12295).
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
4.2
Indenture for 7.875% Senior Subordinated Notes due 2018, dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 23, 2010, File No. 001-12295).

4.3
Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of November 24, 2010, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.4
Second Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 27, 2010, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.5
Third Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 28, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.6
Fourth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of June 30, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.7
Fifth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 13, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.8
Sixth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 22, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.9
Seventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 5, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.10
Eighth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 3, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.11
Ninth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 27, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.12
Tenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 6, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Form 10-K filed on February 26, 2013, File No. 001-12295).

4.13
Eleventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 28, 2013, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 26, 2013, File No. 001-12295).

*	4.14
Twelfth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.15
Indenture for 5.75% Senior Subordinated Notes due 2021, dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

*	4.16
First Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.17
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

4.19
Registration Rights Agreement dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

4.20		Davison Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.21
Amendment No. 1 to the Davison Registration Rights Agreement dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on to Form 8-K dated November 16, 2007, File No. 001-12295).

4.22
Amendment No. 2 to the Davison Registration Rights Agreement dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007, File No. 001-12295).

4.23
Amendment No. 3 to the Davison Registration Rights Agreement, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.24		Unitholder Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.25
Amendment No. 1 to the Unitholder Rights Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 19, 2007, File No. 001-12295).

4.26
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

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated August 12, 2013, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-12295).

10.3
Pipeline Financing Lease Agreement by and between Genesis NEJD Pipeline, LLC, as Lessor and Denbury Onshore, LLC, as Lessee for the North East Jackson Dome Pipeline dated May 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2008, File No. 001-12295).

10.4
Transportation Services Agreement between Genesis Free State Pipeline, LLC, as Lessor and Denbury Onshore, LLC dated May 30, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 5, 2008, File No. 001-12295).

10.5
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and Quintana Energy Partners II, L.P. and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2010, File No. 001-12295).

10.6	+
Genesis Energy, LLC First Amended and Restated Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).

10.7	+	Form of Stock Appreciation Rights Plan Grant Notice (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).
10.8	+	Genesis Energy, Inc. 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2007, File No. 001-12295).
10.9	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).

	10.10	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Directors Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-12295).

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

	10.13	+	Form of 2007 Phantom Unit Grant Agreement (3-Year Graded) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 21, 2007, File No. 001-12295).
	10.14	+	Form of 2007 Phantom Unit Grant Agreement (3-Year Cliff) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 21, 2007, File No. 001-12295).
	10.15	+
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

	10.17	+
Employment Agreement by and between Genesis Energy, Inc. and Steve Nathanson dated July 25, 2007 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 10-K for the year ended December 31, 2009, File No. 001-12295).

	10.18	+	Employment Agreement by and between Genesis Energy, LLC and Paul A. Davis, dated March 5, 2012.
	10.19	+	Waiver Agreement (Sims), dated February 5, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 11, 2010, File No. 001-12295).
	10.20	+	Waiver Agreement (Deere), dated February 5, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 11, 2010, File No. 001-12295).
10.21
Purchase Agreement dated November 12, 2010 relating to 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2010, File No. 001-12295).

10.22
Purchase Agreement dated February 1, 2012 relating to 7.875% Senior Notes due 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 2, 2012, File No. 001-12295).

10.23
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

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 27, 2014	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 27, 2014
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2014
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 27, 2014
/s/ JAMES E. DAVISON James E. Davison	Director	February 27, 2014
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 27, 2014
/s/ DONALD L. EVANS Donald L. Evans	Director	February 27, 2014
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2014
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 27, 2014
/s/ CORBIN J. ROBERTSON, III Corbin J. Robertson, III	Director	February 27, 2014
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 27, 2014

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The consolidated financial statements give retrospective effect to new disclosure requirements related to balance sheet offsetting of assets and liabilities as disclosed in Note 17 of the consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2014

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,866	$11,282
Accounts receivable—trade, net	368,033	270,925
Inventories	85,330	87,050
Other	72,994	34,777
Total current assets	535,223	404,034
FIXED ASSETS, at cost	1,327,974	723,225
Less: Accumulated depreciation	(199,230)	(157,944)
Net fixed assets	1,128,744	565,281
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	151,903	157,385
EQUITY INVESTEES	620,247	549,235
INTANGIBLE ASSETS, net of amortization	62,928	75,065
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	38,111	33,618
TOTAL ASSETS	$2,862,202	$2,109,664
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$316,204	$258,053
Accrued liabilities	130,349	54,598
Total current liabilities	446,553	312,651
SENIOR SECURED CREDIT FACILITY	582,800	500,000
SENIOR UNSECURED NOTES	700,772	350,895
DEFERRED TAX LIABILITIES	15,944	13,810
OTHER LONG-TERM LIABILITIES	18,396	15,813
COMMITMENTS AND CONTINGENCIES (Note 19)
PARTNERS’ CAPITAL:
Common unitholders, 88,690,985 and 81,202,752 units issued and outstanding at December 31, 2013 and 2012, respectively	1,097,737	916,495
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,862,202	$2,109,664
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Supply and logistics	$3,842,337	$3,095,054	$2,173,896
Refinery services	205,985	196,017	201,711
Pipeline transportation services	86,508	76,290	62,190
Total revenues	4,134,830	3,367,361	2,437,797
COSTS AND EXPENSES:
Supply and logistics product costs	3,547,141	2,840,970	1,994,255
Supply and logistics operating costs	206,863	163,323	121,199
Refinery services operating costs	131,289	123,477	126,782
Pipeline transportation operating costs	27,206	21,894	16,964
General and administrative	46,790	41,837	33,858
Depreciation and amortization	64,784	61,150	62,161
Total costs and expenses	4,024,073	3,252,651	2,355,219
OPERATING INCOME	110,757	114,710	82,578
Equity in earnings of equity investees	22,675	14,345	3,347
Interest expense	(48,583)	(40,923)	(35,771)
Income from continuing operations before income taxes	84,849	88,132	50,154
Income tax (expense) benefit	(845)	9,205	1,217
Income from continuing operations	84,004	97,337	51,371
Income (loss) from discontinued operations	2,105	(1,018)	(122)
NET INCOME	$86,109	$96,319	$51,249
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Continuing operations	$1.00	$1.24	$0.76
Discontinued operations	0.03	(0.01)	(0.01)
Net income per common unit	$1.03	$1.23	$0.75
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	83,957	78,363	67,938
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital
December 31, 2010	64,615	$669,264
Net income	—	51,249
Cash distributions	—	(112,844)
Issuance of units for cash, net (Note 11)	7,350	184,969
December 31, 2011	71,965	792,638
Net income	—	96,319
Cash distributions	—	(142,383)
Issuance of units for cash, net (Note 11)	5,750	169,421
Conversion of waiver units (Note 11)	3,476	—
Other	12	500
December 31, 2012	81,203	916,495
Net income	—	86,109
Cash distributions	—	(168,441)
Issuance of common units for cash, net (Note 11)	5,750	263,574
Conversion of waiver units (Note 11)	1,738	—
December 31, 2013	88,691	$1,097,737
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,109	$96,319	$51,249
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	64,796	61,166	62,190
Amortization and write-off of debt issuance costs and premium	4,339	4,037	2,940
Amortization of unearned income and initial direct costs on direct financing leases	(16,152)	(16,788)	(17,237)
Payments received under direct financing leases	21,262	21,804	21,852
Equity in earnings of investments in equity investees	(22,675)	(14,345)	(3,347)
Cash distributions of earnings of equity investees	34,132	23,900	8,592
Non-cash effect of equity-based compensation plans	12,473	7,197	(15)
Deferred and other tax benefits	(152)	(9,222)	(2,075)
Unrealized losses on derivative transactions	1,313	86	1,002
Other, net	(873)	2,085	87
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 14)	(46,186)	13,065	(66,931)
Net cash provided by operating activities	138,386	189,304	58,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(343,119)	(146,456)	(27,992)
Cash distributions received from equity investees—return of investment	12,432	14,909	11,436
Investments in equity investees	(94,551)	(63,749)	—
Acquisitions	(230,880)	(205,576)	(163,673)
Proceeds from asset sales and discontinued operations	1,910	773	6,424
Other, net	(1,622)	(1,508)	1,508
Net cash used in investing activities	(655,830)	(401,607)	(172,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,593,300	1,674,400	777,600
Repayments on senior secured credit facility	(1,510,500)	(1,583,700)	(728,300)
Proceeds from issuance of senior unsecured notes, including premium	350,000	101,000	—
Debt issuance costs	(8,157)	(7,105)	(3,018)
Issuance of common units for cash, net	263,574	169,421	184,969
Distributions to common unitholders	(168,441)	(142,383)	(112,844)
Other, net	(4,748)	1,135	638
Net cash provided by financing activities	515,028	212,768	119,045
Net (decrease) increase in cash and cash equivalents	(2,416)	465	5,055
Cash and cash equivalents at beginning of period	11,282	10,817	5,762
Cash and cash equivalents at end of period	$8,866	$11,282	$10,817

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a limited partnership focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following three divisions that constitute our reportable segments:

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
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2013 and 2012 and our results of operations, changes in partners’ capital and cash flows for the years ended December 31, 2013, 2012 and 2011. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its operating subsidiaries, Genesis Crude Oil, L.P. and Genesis NEJD Holdings, LLC, and their subsidiaries, and Genesis Energy, LLC.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including a 50% interest in Cameron Highway Oil Pipeline Company (or “CHOPS”), a 50% interest in Southeast Keathley Canyon Pipeline Company, LLC (or “SEKCO”), a 28% interest in Poseidon Oil Pipeline Company, L.L.C. (or "Poseidon") and a 29% interest in Odyssey Pipeline L.L.C. (or "Odyssey"). We account for our investments in these joint ventures by the equity method of accounting. See Notes 3 and 8.
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
Fixed Assets
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 5 to 40 years for pipelines and related assets, 20 to 25 years for marine vessels, 10 to 20 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 10 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
Maintenance and repair costs are charged to expense as incurred. Costs incurred for major replacements and upgrades are capitalized and depreciated over the remaining useful life of the asset. Our marine transportation vessels are subject to periodic regulatory inspections and related drydocking requirements. The costs we incur for those regulatory requirements are deferred and amortized until the next required inspection. Certain volumes of crude oil are classified in fixed assets, as they are necessary to ensure efficient and uninterrupted operations of the gathering businesses. These crude oil volumes are carried at their weighted average cost.
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
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired. We evaluate, and test if necessary, goodwill for impairment annually at October 1, and more frequently if indicators of impairment are present. During evaluation we perform a qualitative assessment of relevant events and circumstances to determine the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not necessary. If the calculated fair value of the reporting unit exceeds its book value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value including associated goodwill amounts, a charge to earnings may be necessary to reduce the carrying value of the goodwill to its implied fair value. In the event that we determine that goodwill has become impaired, we will incur a charge for the amount of impairment during the period in which the determination is made. No goodwill impairment has occurred in any of the periods presented. See Note 9 for further information.
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
Revenue Recognition
Product Sales—Revenues from the sale of crude oil, petroleum products and CO2 by our supply and logistics segment, and caustic soda and NaHS by our refinery services segment are recognized when title to the inventory is transferred to the customer, pricing is fixed and determinable, collectability is reasonably assured and there are no further significant obligations for future performance by us. Most frequently, title transfers upon our delivery of the inventory to the customer at a location designated by the customer, although in certain situations, title transfers when the inventory is loaded for transportation to the customer. Our crude oil and petroleum products are typically sold at prices based off daily or monthly published prices. Many of our contracts for sales of NaHS incorporate the price of caustic soda in the pricing formulas.
Marine Transportation—Revenues from the inland and offshore marine transportation of heavy refined petroleum products, including asphalt and crude oil, via our barges are recognized over the transit time of individual shipments as determined on an individual contract basis. Revenue from these contracts is typically based on a set day rate or a set fee per cargo movement. The costs of fuel, substantially all of which is a pass through expense, and other specified operational costs are directly reimbursed by the customer under most of these contracts.
Rail Facility Loading and Unloading Revenues—Revenues from the loading and/or unloading of crude oil at our rail facilities is recognized as the crude oil enters or exists the railcars.
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
Cost of Sales and Operating Expenses
Supply and logistics costs and expenses include the cost to acquire the product and the associated costs to transport it to our terminal facilities or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars and barges, including personnel costs, fuel and maintenance of our equipment.
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
Recent and Proposed Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. We adopted this guidance on January 1, 2013. Our adoption did not have a material impact on our financial position, results of operations or cash flows.
In December 2011, the FASB issued guidance requiring new disclosures for financial instruments and derivative instruments that are eligible for offset in the statement of financial position or subject to a master netting arrangement. We adopted the new guidance beginning January 1, 2013 and it did not have a significant impact on our financial position, results of operations or cash flows.
In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the revised financial statement presentation for comprehensive income beginning January 1, 2012 and it did not have a significant impact on our financial position, results of operations or cash flows. The guidance pertaining to reclassifying items out of accumulated other comprehensive income was deferred and adopted beginning January 1, 2013. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

3. Acquisitions and Divestitures
Acquisitions
Offshore Marine Transportation Business

In August 2013, we completed the acquisition of substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for $230.9 million, which we refer to as our offshore marine transportation business and assets. The total acquisition cost has been allocated to fixed assets based on estimated preliminary fair values. Those preliminary fair values were developed by management. We do not expect any material adjustments to those preliminary purchase price allocations as a result of the final valuation. The acquired business was primarily comprised of nine barges and nine tug boats that transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition complements and further integrates certain of our existing operations, including our Genesis Marine inland barge business (comprised of 54 barges and 23 push/tow boats), our crude oil and heavy refined products storage and blending terminals as well as our crude oil pipeline systems. That acquisition was funded with proceeds from our $1 billion revolving credit facility. We have reflected the financial results of the acquired business in our supply and logistics segment from the date of the acquisition.

Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since August 28, 2013, the effective closing date of that acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the year ended December 31, 2013:

Year Ended December 31,
2013
Revenues	$30,424
Net income	$7,348

The table below presents selected unaudited pro forma financial information for us incorporating the historical results of our offshore marine transportation business. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2012 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. Depreciation expense for the fixed assets acquired is calculated on a straight-line basis over an estimated useful life of approximately 25 years.

	Year Ended December 31,
	2013	2012
Pro forma earnings data:
Revenues from continuing operations	$4,177,715	$3,416,790
Net Income	$98,846	$98,665

Interests in Gulf of Mexico Crude Oil Pipeline Systems
On January 3, 2012, we acquired from Marathon Oil Company interests in several Gulf of Mexico crude oil pipeline systems. The acquired pipeline interests include a 28% interest in Poseidon Oil Pipeline Company, L.L.C., a 100% interest in Marathon Offshore Pipeline, LLC (subsequently re-named GEL Offshore Pipeline, LLC, or “GOPL”) and a 29% interest in Odyssey Pipeline L.L.C. GOPL owns a 23% interest in the Eugene Island crude oil pipeline system and a 100% interest in two smaller offshore pipelines. The purchase price, net of post-closing adjustments, was $205.6 million. We funded the purchase price with cash available under our credit facility. We account for our interests in Poseidon and Odyssey under the equity method of accounting. We have recorded the assets acquired and liabilities assumed of GOPL in the Consolidated Financial Statements at their estimated fair values. Such fair values were developed by management.
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

Year Ended December 31,
2011
Pro forma earnings data:
Revenues from continuing operations	$2,444,821
Equity in earnings of equity investees	$14,770
Net income	$58,349
Basic and diluted earnings per unit:
As reported net income per unit	$0.75
Pro forma net income per unit	$0.86
As reported units outstanding	67,938
Pro forma units outstanding	67,938

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

Divestitures
On December 31, 2013 we completed the sale of our vehicle fuel procurement and delivery logistics management services business. We sold the business for $1 million and recorded a gain on the sale of approximately $0.9 million, included in Income (loss) from discontinued operations on the Consolidated Statements of Operations. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011. The summarized operating results and financial position data of our discontinued operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues	$593,733	$702,695	$651,872
Cost and expenses	592,505	703,715	651,997
Operating income (loss)	1,228	(1,020)	(125)
Interest income	2	2	3
Income (loss) before income taxes	1,230	(1,018)	(122)
Gain on sale of discontinued operations	875	—	—
Income (loss) from discontinued operations	$2,105	$(1,018)	$(122)

December 31, 2012
Discontinued operations:
Current assets	$14,015
Net fixed assets	$20
Current liabilities	$9,215

4. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2013	2012
Accounts receivable - trade	$369,559	$273,297
Allowance for doubtful accounts	(1,526)	(2,372)
Accounts receivable - trade, net	$368,033	$270,925
The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2013	2012	2011
Balance at beginning of period	$2,372	$1,044	$1,307
(Credited) charged to costs and expenses	(86)	2,096	373
Amounts written off	(760)	(768)	(636)
Balance at end of period	$1,526	$2,372	$1,044

5. Inventories
The major components of inventories were as follows:

	December 31,
	2013	2012
Petroleum products	$71,373	$58,943
Crude oil	5,380	15,885
Caustic soda	2,679	5,636
NaHS	5,845	6,573
Other	53	13
Total	$85,330	$87,050
At December 31, 2013 and 2012, market values of our inventory exceeded recorded costs.
6. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2013	2012
Pipelines and related assets	$338,920	$226,831
Machinery and equipment	173,092	87,502
Transportation equipment	19,140	21,170
Marine vessels	554,679	298,054
Land, buildings and improvements	30,170	15,606
Office equipment, furniture and fixtures	5,633	4,964
Construction in progress	183,037	52,541
Other	23,303	16,557
Fixed assets, at cost	1,327,974	723,225
Less: Accumulated depreciation	(199,230)	(157,944)
Net fixed assets	$1,128,744	$565,281
Depreciation expense was $46.3 million, $37.4 million and $27.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Asset Retirement Obligations
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2011	$5,900
Liabilities incurred	5,995
Accretion expense	800
December 31, 2012	12,695
Liabilities incurred	789
Accretion expense	848
December 31, 2013	$14,332

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
The following table lists the components of the net investment in direct financing leases:

	December 31,
	2013	2012
Total minimum lease payments to be received	$298,924	$320,148
Estimated residual values of leased property (unguaranteed)	292	292
Unamortized initial direct costs	1,621	1,804
Less unearned income	(143,415)	(159,750)
Net investment in direct financing leases	157,422	162,494
Less current portion (included in other current assets)	(5,519)	(5,109)
Long-term portion of net investment in direct financing leases	$151,903	$157,385
At December 31, 2013, minimum lease payments to be received for each of the five succeeding fiscal years are $21.2 million for 2014 and $20.7 million per year for 2015, 2016, 2017 and 2018.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At December 31, 2013 and 2012, the unamortized excess cost amounts totaled $225.7 million and $234 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2013	2012	2011
Genesis’ share of operating earnings	$33,152	$24,532	$7,910
Amortization of excess purchase price	(10,477)	(10,187)	(4,563)
Net equity in earnings	$22,675	$14,345	$3,347
Distributions received	$46,564	$38,809	$20,028

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2013	2012
BALANCE SHEET DATA:
Assets
Current assets	$70,921	$74,906
Fixed assets, net	1,028,808	832,525
Other assets	6,823	10,202
Total assets	$1,106,552	$917,633
Liabilities and equity
Current liabilities	$55,918	$112,321
Other liabilities	190,578	134,731
Equity	860,056	670,581
Total liabilities and equity	$1,106,552	$917,633

	Year Ended December 31,
	2013	2012	2011
INCOME STATEMENT DATA:
Revenues	$183,533	$162,267	$56,353
Operating Income	$102,107	$80,841	$16,363
Net Income	$99,357	$77,975	$16,322

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2013 and 2012:

		December 31, 2013			December 31, 2012
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	5	$94,654	$76,283	$18,371	$94,654	$69,167	$25,487
Licensing agreements	6	38,678	26,055	12,623	38,678	22,892	15,786
Supplier relationships	2	—	—	—	36,469	36,469	—
Segment total		133,332	102,338	30,994	169,801	128,528	41,273
Supply & Logistics:
Customer relationships	5	35,430	28,568	6,862	35,430	26,403	9,027
Intangibles associated with lease	15	13,260	3,039	10,221	13,260	2,565	10,695
Trade names	4	—	—	—	18,888	18,888	—
Segment total		48,690	31,607	17,083	67,578	47,856	19,722
Other	5	21,356	6,505	14,851	18,932	4,862	14,070
Total		$203,378	$140,450	$62,928	$256,311	$181,246	$75,065
The licensing agreements referred to in the table above relate to the agreements we have with refiners to provide services. The supply and logistics lease relates to a terminal facility in Shreveport, Louisiana.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The supply and logistics lease and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $14.6 million, $19.9 million and $30.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2014	2015	2016	2017	2018
Refinery Services:
Customer relationships	$5,597	$4,405	$3,471	$2,737	$2,161
Licensing agreements	2,928	2,711	2,510	2,324	2,150
Supply and Logistics:
Customer relationships	1,660	1,275	981	757	586
Intangibles associated with lease	474	474	474	474	474
Other	1,921	1,913	1,880	1,862	1,862
Total	$12,580	$10,778	$9,316	$8,154	$7,233

Goodwill
The carrying amount of goodwill by business segment at both December 31, 2013 and 2012 was $301.9 million in refinery services and $23.1 million in supply and logistics. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2013	2012
CO2 volumetric production payments, net of amortization	$4,421	$8,320
Other deferred costs and deposits	33,690	25,298
Other assets, net of amortization	$38,111	$33,618
The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $3.9 million in 2013, $3.8 million in 2012 and $3.7 million in 2011.
10. Debt
At December 31, 2013 and 2012, our obligations under debt arrangements consisted of the following:

	December 31,
	2013	2012
Senior secured credit facility	$582,800	$500,000
7.875% senior unsecured notes (including unamortized premium of $772 and $895 in 2013 and 2012, respectively)	350,772	350,895
5.750% senior unsecured notes	$350,000	—
Total long-term debt	$1,283,572	$850,895
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
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.75% to 2.75% on Eurodollar borrowings and from 0.75% to 1.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2013, the applicable margins on our borrowings were 1.0% for alternate base rate borrowings and 2.0% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.75% to 2.75% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2013, our letter of credit rate was 2.0%.

•
We pay a commitment fee on the unused portion of the $1 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.375% to 0.50% per annum depending on our leverage ratio (0.375% at December 31, 2013).

Our credit facility is secured by liens on a substantial portion of our assets, and by guarantees by all of our restricted subsidiaries (as defined in the credit facility).

Our credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit facility, we are required to meet three primary financial metrics—a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material acquisitions. In general, our leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to EBITDA (as defined and adjusted in accordance with the credit facility) and cannot exceed 5.00 to 1.00 (5.50 to 1.00 in an acquisition period). Our senior secured leverage ratio excludes outstanding debt under senior unsecured notes and cannot exceed 3.75 to 1.00 (4.25 to 1.00 in an acquisition period). Our interest coverage ratio calculation compares EBITDA (as defined and adjusted in accordance with the credit facility) to interest expense and must be greater than 3.00 to 1.00 (2.75 to 1.00 during an acquisition period).

At December 31, 2013, we had $582.8 million borrowed under our credit facility, with $80.8 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $11.9 million was outstanding at December 31, 2013. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 25, 2017. The total amount available for borrowings under our credit facility at December 31, 2013 was $405.3 million.
Senior Unsecured Notes
In November 2010, we issued $250 million in aggregate principal amount of 7.875% senior unsecured notes due December 15, 2018 (the "2018 Notes"). The 2018 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year. In February 2012, we issued an additional $100 million of aggregate principal amount of additional 2018 Notes. The additional 2018 Notes were issued at 101% of face value at an effective interest rate of 7.682%. The additional 2018 Notes have the same terms and conditions as the notes previously issued under the indenture. The issuance increased the total aggregate principal amount of the 2018 Notes to $350 million.
On February 8, 2013, we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes (the "2021 Notes"). The 2021 Notes were sold at face value. Interest payments are due on February 15 and August 15 of each year. The 2021 Notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
The 2018 and the 2021 Notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are each fully and unconditionally guaranteed, jointly and severally, by certain of our 100% owned domestic subsidiaries. We have the right to redeem the 2018 Notes at any time after December 15, 2014 at a premium to the face amount of the notes that varies based on the time remaining to maturity of the 2018 Notes. We have the right to redeem the 2021 Notes at any time after February 15, 2017, at a premium to the face amount of the 2021 Notes that varies based on the time remaining to maturity on the 2021 Notes. Prior to February 15, 2016, we may also redeem up to 35% of the principal amount of the 2021 Notes for 105.75% of the face amount with the proceeds from an equity offering of our common units.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2013, we were in compliance with the financial covenants contained in our credit facility and indenture.
11. Partners’ Capital and Distributions
At December 31, 2013, our outstanding equity consisted of 88,650,988 Class A common units, 39,997 Class B common units and 1,738,233 waiver units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. The waiver units are non-voting securities entitled to a minimal preferential quarterly distribution. At issuance, our waiver units were comprised of four classes (designated Class 1, Class 2, Class 3 and Class 4) of 1,738,000 units each. The waiver units in each class were/are convertible into Class A common units at a 1:1 conversion rate in the calendar quarter during which each of our common units receives a specified minimum quarterly distribution and our distribution coverage ratio (after giving effect to the then convertible waiver units) would be at least 1.1 times. The minimum distribution per common unit required for conversion was $0.49 for our Class 3 waiver units and is $0.52 for our Class 4 waiver units.
Our Class 1 and Class 2 waiver units converted into common units in 2012.
On May 15, 2013, our Class 3 waiver units became convertible as we paid a distribution of $0.4975 per common unit and satisfied the conversion coverage ratio requirement. All Class 3 waiver units were converted into common units by June 30, 2013.
At December 31, 2013, we had 1,738,233 Class 4 waiver units outstanding, which will convert into common units when we satisfy the conversion coverage ratio requirement and pay a minimum distribution of $0.52 per common unit.
Distributions
Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We paid distributions in 2014, 2013 and 2012 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2011
4th Quarter	February 14, 2012	$0.4400	$31,677
2012
1st Quarter	May 15, 2012	$0.4500	$35,768
2nd Quarter	August 14, 2012	$0.4600	$36,563
3rd Quarter	November 14, 2012	$0.4725	$38,375
4th Quarter	February 14, 2013	$0.4850	$39,390
2013
1st Quarter	May 15, 2013	$0.4975	$40,405
2nd Quarter	August 14, 2013	$0.5100	$42,302
3rd Quarter	November 14, 2013	$0.5225	$46,344
4th Quarter	February 14, 2014	$0.5350	$47,453

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
The new common units issued in 2013, 2012 and 2011 to the public for cash were as follows:

Period	Purchaser of Common Units	Units	Gross Unit Price	Issuance Value	Costs	Net Proceeds
September 2013	Public	5,750	$47.51	$273,183	$(9,609)	$263,574
March 2012	Public	5,750	$30.80	$177,100	$(7,679)	$169,421
July 2011	Public	7,350	$26.30	$193,305	$(8,336)	$184,969

12. Business Segment Information
Our operations consist of three operating segments:

•	Pipeline Transportation – interstate, intrastate and offshore crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS and;

•
Supply and Logistics – terminaling, blending, storing, marketing, and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and, on a smaller scale, CO2.

Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

Segment information for each year presented below is as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics(a)	Total
Year Ended December 31, 2013
Segment Margin (b)	$108,879	$75,361	$96,120	$280,360
Capital expenditures (c)	$225,073	$3,258	$475,874	$704,205
Revenues:
External customers	$69,375	$216,860	$3,848,595	$4,134,830
Intersegment (d)	17,133	(10,875)	(6,258)	—
Total revenues of reportable segments	$86,508	$205,985	$3,842,337	$4,134,830
Year Ended December 31, 2012
Segment Margin (b)	$96,539	$72,883	$92,911	$262,333
Capital expenditures (c)	$328,710	$2,692	$94,896	$426,298
Revenues:
External customers	$61,706	$205,110	$3,100,545	$3,367,361
Intersegment (d)	14,584	(9,093)	(5,491)	—
Total revenues of reportable segments	$76,290	$196,017	$3,095,054	$3,367,361
Year Ended December 31, 2011
Segment Margin (b)	$67,908	$74,618	$59,975	$202,501
Capital expenditures (c)	$14,501	$1,846	$170,647	$186,994
Revenues:
External customers	$50,391	$210,394	$2,177,012	$2,437,797
Intersegment (d)	11,799	(8,683)	(3,116)	—
Total revenues of reportable segments	$62,190	$201,711	$2,173,896	$2,437,797
Total assets by reportable segment were as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Pipeline transportation	$1,075,235	$890,652	$594,728
Refinery services	417,121	414,170	426,993
Supply and logistics	1,312,461	750,347	658,393
Other assets	57,385	54,495	50,730
Total consolidated assets	$2,862,202	$2,109,664	$1,730,844

(a)	Discontinued operations are included in Segment Margin but excluded from revenues for all periods presented.

(b)	A reconciliation of Segment Margin to income from continuing operations before income taxes for each year presented is as follows:

	Year Ended December 31,
	2013	2012	2011
Segment Margin	$280,360	$262,333	$202,501
Corporate general and administrative expenses	(43,353)	(38,372)	(31,685)
Depreciation and amortization	(64,784)	(61,150)	(62,161)
Interest expense	(48,583)	(40,923)	(35,771)
Distributable cash from equity investees in excess of equity in earnings	(23,889)	(24,464)	(16,681)
Non-cash items not included in Segment Margin	(7,551)	(5,280)	(1,531)
Cash payments from direct financing leases in excess of earnings	(5,110)	(5,016)	(4,615)
Discontinued operations	(2,241)	1,004	97
Income from continuing operations before income taxes	$84,849	$88,132	$50,154
(c) Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of internal growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of internal growth projects, capital spending in our pipeline transportation segment included $94.3 million and $63.7 million during the years ended December 31, 2013 and December 31, 2012 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline. During 2013, capital spending in our supply and logistics segment also included $230.9 million for the acquisition of our offshore marine transportation assets. During 2012, capital spending in our pipeline transportation segment also included $205.6 million for the acquisition of interests in several Gulf of Mexico pipelines.
(d) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
13. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$3,076	$2,905	$2,481
Petroleum products sales to Davison family businesses(2)	1,293	1,344	1,207
Petroleum products sales to an affiliate of the Quintana Group (2) (3)	—	21,143	20,888
Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$600	$600	$316
Marine operating fuel and expenses provided by an affiliate of the Quintana Group (3)	—	6,260	3,568

(1)    We own a 50% interest in Sandhill Group, LLC (or "Sandhill).

(2)	Amounts included in discontinued operations for all periods presented.

(3)
The Quintana Group monetized all of its remaining investment in our common units on October 5, 2012. Transactions with the Quintana Group are included in the above table as related party transactions through October 5, 2012.

Our CEO, Mr. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft, we believe that the terms of this arrangement are no worse than what we could have obtained in an arms-length transaction.
Amounts due from Related Parties
At December 31, 2013, and 2012, Sandhill owed us $0.2 million and $0.3 million, respectively, for purchases of CO2.
Financing
We guarantee 50% of Sandhill’s outstanding credit facility loan. At December 31, 2013 and 2012, the total amount of Sandhill’s obligation under such credit facility was $0.8 million and $1.2 million, respectively; therefore, our guarantee was for $0.4 million and $0.6 million for the respective periods.

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2013	2012	2011
(Increase) decrease in:
Accounts receivable	$(96,300)	$(34,299)	$(66,208)
Inventories	1,720	14,074	(46,151)
Other current assets	(39,170)	(9,593)	(3,598)
Increase (decrease) in:
Accounts payable	41,718	53,146	33,049
Accrued liabilities	45,846	(10,263)	15,977
Net changes in components of operating assets and liabilities	$(46,186)	$13,065	$(66,931)
Payments of interest and commitment fees, net of amounts capitalized, were $49.7 million, $41.5 million and $32.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. We capitalized interest of $13.3 million, $3.9 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011.
During the year ended December 31, 2013, we paid taxes of $0.6 million. During the years ended December 31, 2012 and 2011 we received tax refunds, net of amounts paid, of $0.3 million and $0.1 million.
At December 31, 2013, 2012 and 2011, we had incurred liabilities for fixed and intangible asset additions totaling $52.5 million, $14.1 million and $2 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
At December 31, 2013, we had incurred liabilities for other asset additions totaling $0.1 million that had not been paid at the end of the year, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
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

The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2013 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2013, we granted 152,964 phantom units with tandem DERs at a weighted average grant fair value of $46.88 per unit. During 2012, we granted 176,995 phantom units with tandem DERs at a weighted average grant date fair value of $31.14 per unit. The phantom units granted during 2013 and 2012 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2012 and 2013 will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2014 and 2015, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.
During 2011, we granted 151,916 phantom units with tandem DERs at a weighted average grant date fair value of $27.82 per unit. These phantom units will vest in April 2014, the third anniversary of the date of grant, at 150% of the targeted number of phantom units due to the distribution per common unit target achieved in the fourth quarter of 2013.
A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2012	126,212	$25.66	$3,239	228,501	$29.97	$6,847
Granted	37,248	$46.61	1,736	115,716	$46.97	5,435
Forfeited	(6,169)	$31.69	(195)	(9,248)	$31.69	(293)
Settled	(51,906)	$20.18	(1,047)	—	$—	—
Unvested at December 31, 2013	105,385	$35.42	$3,733	334,969	$35.79	$11,989
At December 31, 2013, we estimated the unrecognized compensation cost of our phantom awards to be approximately $8.8 million to be recognized over a weighted average period of approximately one year. We recorded $13.1 million and $6.7 million of compensation expense for the years ended December 31, 2013 and 2012, respectively. Our liability for these awards totaled $17.1 million and $7.2 million at December 31, 2013 and 2012, respectively.
Stock Appreciation Rights Plan
Our Stock Appreciation Rights Plan is administered by the G&C Committee, which determines, in its full discretion, who shall receive awards under the Plan, the number of rights to award, the grant date of the units and the formula for allocating rights to the participants and the strike price of the rights awarded. Each right is equivalent to one common unit.

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

The compensation cost associated with our Stock Appreciation Rights plan, which upon exercise will result in the payment of cash to the employee, is re-measured each reporting period based on the fair value of the rights calculated using a Black-Scholes option pricing model that takes into consideration the expected future value of the rights at their expected exercise dates and management’s assumptions about expectation of forfeitures prior to vesting.
The liability amount accrued on the balance sheet is adjusted to the fair value of the outstanding awards at each balance sheet date with the adjustment reflected in the Consolidated Statement of Operations. The fair value is adjusted for expected forfeitures of rights (due to terminations before vesting, or expirations after vesting).
The estimates that we make each period to determine the fair value of these rights include the following assumptions:

	Assumptions Used for Fair Value of Rights
	December 31, 2013			December 31, 2012			December 31, 2011
Expected life of rights (in years)	Less than 1			Less than 1			0.00	-	3.41
Risk-free interest rate	—%	-	0.07%	—%	-	0.07%	—%	-	0.58%
Expected unit price volatility	39.3%			39.3%			40.6%
Expected future distribution yield	5.00%			5.00%			6.00%
The following table reflects rights activity under our Stock Appreciation Rights Plan as of January 1, 2013, and changes during the year ended December 31, 2013:

	Stock Appreciation Rights	Weighted Average Strike Price	Weighted Average Contractual Remaining Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	384,806	$17.25
Exercised during 2013	(174,034)	$48.66
Forfeited or expired during 2013	(3,274)	$15.76
Outstanding at December 31, 2013	207,498	$17.43	4.19	$7,284
Exercisable at December 31, 2013	207,498	$17.43	4.19	$7,284
The total intrinsic value of rights exercised during 2013, 2012 and 2011 was $5.5 million, $3.3 million and $2.4 million, respectively, which was paid in cash to the participants.
As of December 31, 2013, all of our SARs were vested and the related total compensation cost had been fully recognized.
We recorded compensation expense related to our stock appreciation rights from continuing operations of $5.6 million, $4.3 million and $0.6 million in 2013, 2012 and 2011, respectively.
Equity-Based Compensation Plan Expense
Equity-based compensation expense from our continuing operations during the three years ended December 31, 2013 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2013	2012	2011
Supply and logistics operating costs	$5,110	$2,897	$172
Refinery services operating costs	1,978	1,427	226
Pipeline operating costs	510	247	135
General and administrative expenses	11,073	6,448	2,008
Total	$18,671	$11,019	$2,541

Bonus Program
Bonuses under our bonus plan are paid at the discretion of the G&C Committee to our employees and executive officers. In 2013, the G&C Committee based bonus amounts primarily on the amount of cash we generated for distributions to our unitholders, measured on a calendar-year basis. Two metrics were considered by the G&C Committee in determining the general bonus pool – the level of Available Cash before Reserves (before subtracting bonus expense and related employer tax burdens) that we generated and our company-wide safety record improvement which included a targeted reduction in our company-wide incident injury rate. The level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee is weighted 90% and the achieved level of the targeted improvement in our safety record is weighted 10%. The sum of the weighted percentage achievement of these targets is multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. At December 31, 2013, we accrued $5.3 million for estimated bonuses to be paid in March 2014. For 2012 and 2011, we paid bonuses totaling $7.9 million and $6.6 million, respectively, to our executive officers and employees.
Employee Benefit Plans
In order to encourage long-term savings and to provide additional funds for retirement to its employees, we sponsor a tax qualified profit-sharing and retirement savings plan. Under this plan, our matching contribution is calculated as an equal match of the first 6% of each employee’s annual pretax contribution. Our profit-sharing plan targets a 3% contribution of each eligible employee’s total compensation (subject to IRS limitations). The expenses included in the Consolidated Statements of Operations for costs relating to this plan were $4.3 million, $3.4 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We also provided certain health care and survivor benefits for our active employees. Our health care benefit programs are self-insured, with a catastrophic insurance policy to limit our costs. We plan to continue self-insuring these plans in the future. The expenses included in the Consolidated Statements of Operations for these benefits were $10.4 million, $8.8 million and $8.1 million in 2013, 2012 and 2011, respectively.
16. Major Customers and Credit Risk
Due to the nature of our supply and logistics operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are traded on the NYMEX is limited due to daily margin requirements and other NYMEX requirements.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
During 2013, 2012 and 2011 our largest customer was Shell Oil Company, which accounted for 17%, 14% and 16% of total revenues respectively. The revenues from Shell Oil Company in all three years relate primarily to our supply and logistics operations.
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
At December 31, 2013, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	559	441
Weighted average contract price per bbl	$94.91	$98.12
Crude oil swaps:
Contract volumes (1,000 bbls)	150	—
Weighted average contract price per bbl	$1.05	$—
Diesel futures:
Contract volumes (1,000 bbls)	11	—
Weighted average contract price per gal	$2.97	$—
Singapore fuel oil
Contract volumes (1,000 metric tons)	62	—
Weighted average contract price per metric ton	$589.47	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	953	110
Weighted average contract price per bbl	$90.98	$91.37
Crude oil options:
Contract volumes (1,000 bbls)	160	60
Weighted average premium received	$1.07	$0.24
Diesel options:
Contract volumes (1,000 bbls)	20	—
Weighted average premium received	$2.50	$—

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures and forward contracts and call options	Volatility in crude oil and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Supply and logistics costs - product costs
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2013 and 2012:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2013	December 31, 2012
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$615	$758
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(615)	(758)
Net amount of assets presented in the Consolidated Balance Sheets		—	—
Liability Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(4,527)	$(3,357)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	4,527	3,357
Net amount of liabilities presented in the Consolidated Balance Sheets		—	—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2013, we had a net broker receivable of approximately $5.3 million (consisting of initial margin of $4.1 million increased by $1.2 million of variation margin).  As of December 31, 2012, we had a net broker receivable of approximately $3.6 million (consisting of initial margin of $4.1 million reduced by $0.5 million of variation margin that had been returned to us).  At December 31, 2013 and December 31, 2012, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs
	Year Ended December 31,
	2013	2012	2011
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	$—	$—	$(173)	(1)
Contracts not considered hedges under accounting guidance	(3,268)	(2,936)	(16,751)
Total derivatives	$(3,268)	$(2,936)	$(16,924)

(1)
Represents the amount of loss recognized in income for derivatives related to the fair value hedge of inventory. The amount excludes the gain on the hedged inventory under the fair value hedge of $0.8 million for the year ended 2011.

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$615	$—	$—	$758	$—	$—
Liabilities	$(4,527)	$—	$—	$(3,357)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 17 for additional information on our derivative instruments.

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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2013 our senior unsecured notes had a carrying value of $700.8 million and a fair value of $732.4 million, compared to $350.9 million and $373.2 million, respectively at December 31, 2012. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
19. Commitments and Contingencies
Commitments and Guarantees
Our office lease for our corporate headquarters extends until October 31, 2022. To transport products, we lease tractors, trailers and railcars. In addition, we lease tanks and terminals for the storage of crude oil, petroleum products, NaHS and caustic soda. Additionally, we lease a segment of pipeline where under the terms we make payments based on throughput. We have no minimum volumetric or financial requirements remaining on our pipeline lease.

The future minimum rental payments under all non-cancelable operating leases as of December 31, 2013, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2014	$1,366	$15,322	$13,813	$30,501
2015	1,347	13,568	8,336	23,251
2016	1,315	9,906	7,787	19,008
2017	1,174	7,661	6,120	14,955
2018	1,169	6,352	6,120	13,641
2019 and thereafter	4,192	12,886	31,746	48,824
Total minimum lease obligations	$10,563	$65,695	$73,922	$150,180
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2013	$27,674
Year Ended December 31, 2012	$21,530
Year Ended December 31, 2011	$18,278
In connection with our 50% interest in SEKCO, we have committed to share in the required funding with Enterprise Products Partners, L.P. to construct a deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico.
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

Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$345	$(8,463)	$2,147
State	650	275	676
Total current income tax expense (benefit)	$995	$(8,188)	$2,823
Deferred:
Federal	$(248)	$(1,035)	$(3,714)
State	98	18	(326)
Total deferred income tax benefit	$(150)	$(1,017)	$(4,040)
Total income tax expense (benefit) from continuing operations (1)	$845	$(9,205)	$(1,217)

(1)	Our discontinued operations had no income tax benefit or expense in any period presented.
Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Current:
Other current assets	$297	$348
Other	8	8
Total current deferred tax asset	305	356
Net operating loss carryforwards	7,784	5,206
Total long-term deferred tax asset	7,784	5,206
Valuation allowances	(660)	(543)
Total deferred tax assets	$7,429	$5,019
Deferred tax liabilities:
Current:
Other	$(785)	$(658)
Long-term:
Fixed assets	(4,441)	(4,914)
Intangible assets	(11,503)	(8,896)
Total long-term liability	(15,944)	(13,810)
Total deferred tax liabilities	$(16,729)	$(14,468)
Total net deferred tax liability	$(9,300)	$(9,449)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

Our income tax expense (benefit) varies from the amount that would result from applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations before income taxes	$84,849	$88,132	$50,154
Partnership income not subject to tax	(85,567)	(90,815)	(60,426)
Loss subject to income taxes	$(718)	$(2,683)	$(10,272)
Tax benefit at federal statutory rate	$(251)	$(939)	$(3,595)
State income taxes, net of federal benefit	660	460	123
Effects of unrecognized tax positions, federal and state	—	(8,205)	1,964
Return to provision, federal and state	88	(166)	72
Other	348	(355)	219
Income tax expense (benefit)	$845	$(9,205)	$(1,217)
Effective tax rate on income from continuing operations before income taxes (1)	1%	N/A	N/A

(1)
Income tax expense is related to taxable income generated by our corporate subsidiaries and Texas Margin Tax. Due to the income tax benefit in 2012 and 2011, the effective tax rate as a percentage of our total income from continuing operations before income taxes is not meaningful for those periods.

A reconciliation of the beginning and ending amount of our unrecognized tax positions was as follows:

Balance at January 1, 2011	$6,241
Additions based on tax positions related to 2011	1,964
Balance as of December 31, 2011	8,205
Reversal of uncertain tax positions due to tax audit settlements	(8,205)
Balance as of December 31, 2012	—
In 2012, we reversed $8.2 million of uncertain tax positions and recognized an income tax benefit in the Consolidated Statements of Operations as a result of tax audit settlements and the expiration of statutes of limitations. These uncertain tax positions were included in Other Long-Term Liabilities in our Consolidated Balance Sheet at December 31, 2011.

21. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2013 and 2012.

	2013 Quarters				Total
	First	Second	Third	Fourth	Year
Revenues from continuing operations	$1,014,808	$1,068,694	$1,090,293	$961,035	$4,134,830
Operating income	$30,005	$33,360	$24,092	$23,300	$110,757
Income from continuing operations	$22,704	$26,612	$17,966	$16,722	$84,004
Income from discontinued operations	$143	$290	$508	$1,164	$2,105
Net income	$22,847	$26,902	$18,474	$17,886	$86,109
Basic and diluted net income per common unit:
Continuing operations	$0.28	$0.32	$0.21	$0.19	$1.00
Discontinued operations	$—	$0.01	$0.01	$0.01	$0.03
Net income per common unit	$0.28	$0.33	$0.22	$0.20	$1.03

Cash distributions per common unit (1)	$0.4850	$0.4975	$0.5100	$0.5225	$2.0150
	2012 Quarters				Total
	First	Second	Third	Fourth	Year
Revenues from continuing operations	$755,577	$797,705	$895,023	$919,056	$3,367,361
Operating income	$27,134	$28,112	$29,236	$30,228	$114,710
Income from continuing operations	$20,007	$19,028	$31,310	$26,992	$97,337
Loss from discontinued operations	$(403)	$(444)	$(116)	$(55)	$(1,018)
Net income	$19,604	$18,584	$31,194	$26,937	$96,319
Basic and diluted net income per common unit:
Continuing operations	$0.27	$0.24	$0.39	$0.34	$1.24
Discontinued operations	$—	$(0.01)	$—	$—	$(0.01)
Net income per common unit	$0.27	$0.23	$0.39	$0.34	$1.23

Cash distributions per common unit (1)	$0.4400	$0.4500	$0.4600	$0.4725	$1.8225

(1)	Represents cash distributions declared and paid in the applicable period.

22. Condensed Consolidating Financial Information
Our $700 million aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 10 for additional information regarding our consolidated debt obligations.
The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20	$—	$8,061	$785	$—	$8,866
Other current assets	1,133,695	—	498,230	54,199	(1,159,767)	526,357
Total current assets	1,133,715	—	506,291	54,984	(1,159,767)	535,223
Fixed Assets, at cost	—	—	1,211,356	116,618	—	1,327,974
Less: Accumulated depreciation	—	—	(181,905)	(17,325)	—	(199,230)
Net fixed assets	—	—	1,029,451	99,293	—	1,128,744
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	21,432	—	238,282	152,413	(159,185)	252,942
Equity investees and other investments	—	—	620,247	—	—	620,247
Investments in subsidiaries	1,236,164	—	124,718	—	(1,360,882)	—
Total assets	$2,391,311	$—	$2,844,035	$306,690	$(2,679,834)	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$10,002	$—	$1,576,186	$19,660	$(1,159,295)	$446,553
Senior secured credit facilities	582,800	—	—	—	—	582,800
Senior unsecured notes	700,772	—	—	—	—	700,772
Deferred tax liabilities	—	—	15,944	—	—	15,944
Other liabilities	—	—	14,664	162,739	(159,007)	18,396
Total liabilities	1,293,574	—	1,606,794	182,399	(1,318,302)	1,764,465
Partners’ capital	1,097,737	—	1,237,241	124,291	(1,361,532)	1,097,737
Total liabilities and partners’ capital	$2,391,311	$—	$2,844,035	$306,690	$(2,679,834)	$2,862,202

Condensed Consolidating Balance Sheet
December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10	$—	$11,214	$58	$—	$11,282
Other current assets	745,589	—	367,837	41,533	(762,207)	392,752
Total current assets	745,599	—	379,051	41,591	(762,207)	404,034
Fixed Assets, at cost	—	—	617,519	105,706	—	723,225
Less: Accumulated depreciation	—	—	(144,882)	(13,062)	—	(157,944)
Net fixed assets	—	—	472,637	92,644	—	565,281
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	17,737	—	254,423	157,604	(163,696)	266,068
Equity investees and other investments	—	—	549,235	—	—	549,235
Investments in subsidiaries	1,006,415	—	102,707	—	(1,109,122)	—
Total assets	$1,769,751	$—	$2,083,099	$291,839	$(2,035,025)	$2,109,664
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$2,361	$—	$1,048,937	$23,567	$(762,214)	$312,651
Senior secured credit facilities	500,000	—	—	—	—	500,000
Senior unsecured notes	350,895	—	—	—	—	350,895
Deferred tax liabilities	—	—	13,810	—	—	13,810
Other liabilities	—	—	13,044	166,282	(163,513)	15,813
Total liabilities	853,256	—	1,075,791	189,849	(925,727)	1,193,169
Partners' capital	916,495	—	1,007,308	101,990	(1,109,298)	916,495
Total liabilities and partners’ capital	$1,769,751	$—	$2,083,099	$291,839	$(2,035,025)	$2,109,664

Condensed Consolidating Statement of Operations
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$3,821,783	$152,460	$(131,906)	$3,842,337
Refinery services	—	—	203,021	17,835	(14,871)	205,985
Pipeline transportation services	—	—	60,748	25,760	—	86,508
Total revenues	—	—	4,085,552	196,055	(146,777)	4,134,830
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,742,168	143,742	(131,906)	3,754,004
Refinery services operating costs	—	—	128,814	16,873	(14,398)	131,289
Pipeline transportation operating costs	—	—	25,827	1,379	—	27,206
General and administrative	—	—	46,670	120	—	46,790
Depreciation and amortization	—	—	60,383	4,401	—	64,784
Total costs and expenses	—	—	4,003,862	166,515	(146,304)	4,024,073
OPERATING INCOME	—	—	81,690	29,540	(473)	110,757
Equity in earnings of equity investees	—	—	22,675	—	—	22,675
Equity in earnings of subsidiaries	134,616	—	13,399	—	(148,015)	—
Interest (expense) income, net	(48,507)	—	16,080	(16,156)	—	(48,583)
Income before income taxes	86,109	—	133,844	13,384	(148,488)	84,849
Income tax expense	—	—	(676)	(169)	—	(845)
Income from continuing operations	86,109	—	133,168	13,215	(148,488)	84,004
Income from discontinued operations	—	—	2,105	—	—	2,105
NET INCOME	$86,109	$—	$135,273	$13,215	$(148,488)	$86,109

Condensed Consolidating Statement of Operations
Year Ended December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$3,069,704	$135,013	$(109,663)	$3,095,054
Refinery services	—	—	192,083	19,999	(16,065)	196,017
Pipeline transportation services	—	—	50,106	26,184	—	76,290
Total revenues	—	—	3,311,893	181,196	(125,728)	3,367,361
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,993,674	120,280	(109,661)	3,004,293
Refinery services operating costs	—	—	120,095	19,489	(16,107)	123,477
Pipeline transportation operating costs	—	—	21,000	894	—	21,894
General and administrative	—	—	41,715	122	—	41,837
Depreciation and amortization	—	—	57,386	3,764	—	61,150
Total costs and expenses	—	—	3,233,870	144,549	(125,768)	3,252,651
OPERATING INCOME	—	—	78,023	36,647	40	114,710
Equity in earnings of equity investees	—	—	14,345	—	—	14,345
Equity in earnings of subsidiaries	137,151	—	20,547	—	(157,698)	—
Interest (expense) income, net	(40,832)	—	16,500	(16,591)	—	(40,923)
Income before income taxes	96,319	—	129,415	20,056	(157,658)	88,132
Income tax benefit	—	—	8,903	302	—	9,205
Income from continuing operations	96,319	—	138,318	20,358	(157,658)	97,337
Loss from discontinued operations	—	—	(1,018)	—	—	(1,018)
NET INCOME	$96,319	$—	$137,300	$20,358	$(157,658)	$96,319

Condensed Consolidating Statement of Operations
Year Ended December 31, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,172,652	$14,883	$(13,639)	$2,173,896
Refinery services	—	—	197,928	20,548	(16,765)	201,711
Pipeline transportation services	—	—	36,281	25,909	—	62,190
Total revenues	—	—	2,406,861	61,340	(30,404)	2,437,797
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,114,730	14,363	(13,639)	2,115,454
Refinery services operating costs	—	—	122,724	20,968	(16,910)	126,782
Pipeline transportation operating costs	—	—	16,174	790	—	16,964
General and administrative	—	—	33,858	—	—	33,858
Depreciation and amortization	—	—	59,410	2,751	—	62,161
Total costs and expenses	—	—	2,346,896	38,872	(30,549)	2,355,219
OPERATING INCOME	—	—	59,965	22,468	145	82,578
Equity in earnings of equity investees	—	—	3,347	—	—	3,347
Equity in earnings of subsidiaries	86,958	—	5,333	—	(92,291)	—
Interest (expense) income, net	(35,709)	—	16,929	(16,991)	—	(35,771)
Income before income taxes	51,249	—	85,574	5,477	(92,146)	50,154
Income tax benefit (expense)	—	—	1,555	(338)	—	1,217
Income from continuing operations	51,249	—	87,129	5,139	(92,146)	51,371
Loss from discontinued operations	—	—	(122)	—	—	(122)
NET INCOME	51,249	—	87,007	5,139	(92,146)	51,249

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(280,155)	$—	$547,333	$6,246	$(135,038)	$138,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(332,024)	(11,095)	—	(343,119)
Cash distributions received from equity investees - return of investment	23,963	—	12,432	—	(23,963)	12,432
Investments in equity investees	(263,574)	—	(94,551)	—	263,574	(94,551)
Acquisitions	—	—	(230,880)	—	—	(230,880)
Repayments on loan to non-guarantor subsidiary	—	—	4,512	—	(4,512)	—
Proceeds from asset sales	—	—	1,910	—	—	1,910
Other, net	—	—	(1,622)	—	—	(1,622)
Net cash used in investing activities	(239,611)	—	(640,223)	(11,095)	235,099	(655,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,593,300	—	—	—	—	1,593,300
Repayments on senior secured credit facility	(1,510,500)	—	—	—	—	(1,510,500)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Issuance of common units for cash, net	263,574	—	263,574	—	(263,574)	263,574
Distributions to partners/owners	(168,441)	—	(168,441)	9,401	159,040	(168,441)
Other, net	—	—	(5,396)	(3,825)	4,473	(4,748)
Net cash provided by financing activities	519,776	—	89,737	5,576	(100,061)	515,028
Net increase (decrease) in cash and cash equivalents	10	—	(3,153)	727	—	(2,416)
Cash and cash equivalents at beginning of period	10	—	11,214	58	—	11,282
Cash and cash equivalents at end of period	$20	$—	$8,061	$785	$—	$8,866

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(70,083)	$—	$362,855	$25,186	$(128,654)	$189,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(137,362)	(9,094)	—	(146,456)
Cash distributions received from equity investees - return of investment	27,878	—	14,909	—	(27,878)	14,909
Investments in equity investees	(169,421)	—	(63,749)	—	169,421	(63,749)
Acquisitions	—	—	(205,576)	—	—	(205,576)
Repayments on loan to non-guarantor subsidiary	—	—	4,078	—	(4,078)	—
Proceeds from assets sales	—	—	773	—	—	773
Other, net	—	—	(1,557)	49	—	(1,508)
Net cash used in investing activities	(141,543)	—	(388,484)	(9,045)	137,465	(401,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,674,400	—	—	—	—	1,674,400
Repayments on senior secured credit facility	(1,583,700)	—	—	—	—	(1,583,700)
Proceeds from issuance of senior unsecured notes, including premium	101,000	—	—	—	—	101,000
Debt issuance costs	(7,105)	—	—	—	—	(7,105)
Issuance of ownership interests to partners for cash	169,421	—	169,421	—	(169,421)	169,421
Distributions to partners/owners	(142,383)	—	(142,383)	(14,183)	156,566	(142,383)
Other, net	—	—	623	(3,532)	4,044	1,135
Net cash provided by (used in) financing activities	211,633	—	27,661	(17,715)	(8,811)	212,768
Net increase (decrease) in cash and cash equivalents	7	—	2,032	(1,574)	—	465
Cash and cash equivalents at beginning of period	3	—	9,182	1,632	—	10,817
Cash and cash equivalents at end of period	$10	$—	$11,214	$58	$—	$11,282

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(41,392)	$—	$99,360	$17,696	$(17,357)	$58,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(27,417)	(575)	—	(27,992)
Cash distributions received from equity investees - return of investment	107,956	—	11,436	—	(107,956)	11,436
Investments in equity investees	(184,969)	—	(19,999)	—	204,968	—
Acquisitions	—	—	(142,886)	(20,787)	—	(163,673)
Repayments on loan to non-guarantor subsidiary	—	—	3,685	—	(3,685)	—
Proceeds from asset sales	—	—	6,424	—	—	6,424
Other, net	—	—	770	738	—	1,508
Net cash used in investing activities	(77,013)	—	(167,987)	(20,624)	93,327	(172,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	777,600	—	—	—	—	777,600
Repayments on senior secured credit facility	(728,300)	—	—	—	—	(728,300)
Debt issuance costs	(3,018)	—	—	—	—	(3,018)
Issuance of ownership interests to partners for cash	184,969	—	184,969	19,999	(204,968)	184,969
Distributions to partners/owners	(112,844)	—	(112,844)	(12,500)	125,344	(112,844)
Other, net	—	—	602	(3,618)	3,654	638
Net cash provided by financing activities	118,407	—	72,727	3,881	(75,970)	119,045
Net increase in cash and cash equivalents	2	—	4,100	953	—	5,055
Cash and cash equivalents at beginning of period	1	—	5,082	679	—	5,762
Cash and cash equivalents at end of period	$3	$—	$9,182	$1,632	$—	$10,817