Form 10-Q
period 2014-03-31
GENESIS ENERGY LP
filed 2014-05-02
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 88,650,988 Class A Common Units and 39,997 Class B Common Units outstanding as of April 30, 2014.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,676	$8,866
Accounts receivable - trade, net	307,978	368,033
Inventories	97,029	85,330
Other	37,653	72,994
Total current assets	454,336	535,223
FIXED ASSETS, at cost	1,415,443	1,327,974
Less: Accumulated depreciation	(211,689)	(199,230)
Net fixed assets	1,203,754	1,128,744
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	150,250	151,903
EQUITY INVESTEES	626,195	620,247
INTANGIBLE ASSETS, net of amortization	59,914	62,928
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	38,058	38,111
TOTAL ASSETS	$2,857,553	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$302,695	$316,204
Accrued liabilities	98,738	130,349
Total current liabilities	401,433	446,553
SENIOR SECURED CREDIT FACILITY	640,500	582,800
SENIOR UNSECURED NOTES	700,740	700,772
DEFERRED TAX LIABILITIES	16,285	15,944
OTHER LONG-TERM LIABILITIES	18,536	18,396
COMMITMENTS AND CONTINGENCIES (Note 14)
PARTNERS’ CAPITAL:
Common unitholders, 88,690,985 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,080,059	1,097,737
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,857,553	$2,862,202
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Supply and logistics	$944,606	$944,545
Refinery services	54,193	49,484
Pipeline transportation services	20,920	20,779
Total revenues	1,019,719	1,014,808
COSTS AND EXPENSES:
Supply and logistics product costs	849,262	869,844
Supply and logistics operating costs	63,092	48,772
Refinery services operating costs	33,195	32,443
Pipeline transportation operating costs	7,478	7,084
General and administrative	12,010	11,611
Depreciation and amortization	19,280	15,049
Total costs and expenses	984,317	984,803
OPERATING INCOME	35,402	30,005
Equity in earnings of equity investees	7,818	3,936
Interest expense	(12,804)	(11,441)
Income from continuing operations before income taxes	30,416	22,500
Income tax (expense) benefit	(641)	203
Income from continuing operations	29,775	22,703
Income from discontinued operations	—	143
NET INCOME	$29,775	$22,846
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Continuing operations	$0.34	$0.28
Discontinued operations	$—	$—
Net income per common unit	0.34	$0.28
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	88,691	81,203
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2014	2013	2014	2013
Partners’ capital, January 1	88,691	81,203	$1,097,737	$916,495
Net income	—	—	29,775	22,846
Cash distributions	—	—	(47,453)	(39,390)
Partners' capital, March 31	88,691	81,203	$1,080,059	$899,951
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,775	$22,846
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	19,280	15,053
Amortization of debt issuance costs and premium	1,104	1,022
Amortization of unearned income and initial direct costs on direct financing leases	(3,977)	(4,083)
Payments received under direct financing leases	5,315	5,315
Equity in earnings of investments in equity investees	(7,818)	(3,936)
Cash distributions of earnings of equity investees	9,944	6,047
Non-cash effect of equity-based compensation plans	2,886	7,021
Deferred and other tax liabilities (benefits)	341	(323)
Unrealized gains on derivative transactions	(3,911)	(52)
Other, net	231	71
Net changes in components of operating assets and liabilities (Note 11)	52,918	(10,165)
Net cash provided by operating activities	106,088	38,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(104,254)	(47,151)
Cash distributions received from equity investees - return of investment	2,636	3,583
Investments in equity investees	(10,709)	(64,534)
Proceeds from asset sales	72	332
Other, net	(1,270)	755
Net cash used in investing activities	(113,525)	(107,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	249,900	386,400
Repayments on senior secured credit facility	(192,200)	(615,400)
Proceeds from issuance of senior unsecured notes, including premium	—	350,000
Debt issuance costs	—	(8,157)
Distributions to common unitholders	(47,453)	(39,390)
Other, net	—	(553)
Net cash provided by financing activities	10,247	72,900
Net increase in cash and cash equivalents	2,810	4,701
Cash and cash equivalents at beginning of period	8,866	11,282
Cash and cash equivalents at end of period	$11,676	$15,983
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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

2. Acquisition and Divestiture

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

The following table presents selected unaudited financial information of our offshore marine transportation business included in our Unaudited Consolidated Statement of Operations for the periods presented:

Three Months Ended March 31, 2014
Revenues	$24,884
Net income	$6,531

The table below presents selected unaudited pro forma financial information incorporating the historical results of our offshore marine transportation business. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2013 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. Depreciation expense for the fixed assets acquired is calculated on a straight-line basis over an estimated useful life of approximately 25 years.

Three Months Ended March 31, 2013
Pro forma earnings data:
Revenues	$1,029,798
Net income	$30,839

Divestiture

On December 31, 2013, we completed the sale of our vehicle fuel procurement and delivery logistics management services business. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations in our Unaudited Condensed Consolidated Statements of Operations for the quarter ended March 31, 2013. The summarized operating results of our discontinued operations are as follows:

Three Months Ended March 31, 2013
Revenues	$132,406
Cost and expenses	132,264
Operating income	142
Interest income	1
Income from discontinued operations	$143

3. Inventories
The major components of inventories were as follows:

	March 31, 2014	December 31, 2013
Petroleum products	$74,313	$71,373
Crude oil	14,621	5,380
Caustic soda	4,226	2,679
NaHS	3,852	5,845
Other	17	53
Total	$97,029	$85,330
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $0.2 million at March 31, 2014, therefore we reduced the value of inventory in our Unaudited Condensed Consolidated Financial Statements for this difference. At December 31, 2013, market values of our inventories exceeded recorded costs.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2014	December 31, 2013
Pipelines and related assets	$419,282	$338,920
Machinery and equipment	176,256	173,092
Transportation equipment	18,666	19,140
Marine vessels	557,848	554,679
Land, buildings and improvements	31,260	30,170
Office equipment, furniture and fixtures	5,372	5,633
Construction in progress	178,764	183,037
Other	27,995	23,303
Fixed assets, at cost	1,415,443	1,327,974
Less: Accumulated depreciation	(211,689)	(199,230)
Net fixed assets	$1,203,754	$1,128,744
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2014	2013
Depreciation expense	$15,277	$10,491

5. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2014 and December 31, 2013, the unamortized excess cost amounts totaled $223.2 million and $225.7 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2014	2013
Genesis’ share of operating earnings	$10,401	$6,650
Amortization of excess purchase price	(2,583)	(2,714)
Net equity in earnings	$7,818	$3,936
Distributions received	$12,580	$9,630

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	March 31, 2014	December 31, 2013
BALANCE SHEET DATA:
Assets
Current assets	$80,967	$70,921
Fixed assets, net	1,031,940	1,028,808
Other assets	7,635	6,823
Total assets	$1,120,542	$1,106,552
Liabilities and equity
Current liabilities	$62,843	$55,918
Other liabilities	196,587	190,578
Equity	861,112	860,056
Total liabilities and equity	$1,120,542	$1,106,552

	Three Months Ended March 31,
	2014	2013
INCOME STATEMENT DATA:
Revenues	$49,824	$40,740
Operating income	$30,475	$21,100
Net income	$29,706	$20,455

6. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$77,682	$16,972	$94,654	$76,283	$18,371
Licensing agreements	38,678	26,787	11,891	38,678	26,055	12,623
Segment total	133,332	104,469	28,863	133,332	102,338	30,994
Supply & Logistics:
Customer relationships	35,430	28,983	6,447	35,430	28,568	6,862
Intangibles associated with lease	13,260	3,157	10,103	13,260	3,039	10,221
Segment total	48,690	32,140	16,550	48,690	31,607	17,083
Other	21,488	6,987	14,501	21,356	6,505	14,851
Total	$203,510	$143,596	$59,914	$203,378	$140,450	$62,928
Our amortization expense for the periods presented was as follows:

	Three Months Ended March 31,
	2014	2013
Amortization expense	$3,145	$3,627

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2014	$9,459
	2015	$10,791
	2016	$9,330
	2017	$8,166
	2018	$7,245

7. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2014	December 31, 2013
Senior secured credit facility	$640,500	$582,800
7.875% senior unsecured notes (including unamortized premium of $740 and $772 in 2014 and 2013, respectively)	350,740	350,772
5.750% senior unsecured notes	350,000	350,000
Total long-term debt	$1,341,240	$1,283,572
As of March 31, 2014, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
At March 31, 2014, we had $640.5 million borrowed under our $1 billion credit facility, with $71.6 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $12.4 million was outstanding at March 31, 2014. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2014 was $347.1 million.
Senior Unsecured Notes
In November 2010, we issued $250 million in aggregate principal amount of 7.875% senior unsecured notes due December 15, 2018 (the "2018 Notes"). The 2018 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year. In February 2012, we issued an additional $100 million of aggregate principal amount of the 2018 Notes. The additional 2018 Notes were issued at 101% of face value at an effective interest rate of 7.682%. The additional 2018 Notes have the same terms and conditions as the notes previously issued under their indenture. The issuance increased the total aggregate principal amount of the 2018 Notes under their indenture to $350 million.
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

8. Partners’ Capital and Distributions
At March 31, 2014, our outstanding common units consisted of 88,650,988 Class A units and 39,997 Class B units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Waiver Units
Our waiver units are non-voting securities entitled to a minimal preferential quarterly distribution. At issuance, our waiver units were comprised of four classes (designated Class 1, Class 2, Class 3 and Class 4) of 1,738,000 units each. The waiver units in each class were/are convertible into Class A common units at a 1:1 conversion rate in the calendar quarter during which each of our common units receives a specified minimum quarterly distribution and our distribution coverage ratio (after giving effect to the then convertible waiver units) would be at least 1.1 times. The minimum distribution per common unit required for conversion is $0.52 for our Class 4 waiver units.
Our Class 1 and Class 2 waiver units converted into common units in 2012 and our Class 3 waiver units were converted into common units in 2013.
At March 31, 2014, we had 1,738,233 waiver units outstanding comprised of the Class 4 waiver units. The Class 4 waiver units will convert into common units when we satisfy the distribution conversion ratio requirement and pay a minimum distribution of $0.52 per common unit.
Distributions
We paid or will pay the following distributions in 2013 and 2014:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2013
1st Quarter	May 15, 2013		$0.4975	$40,405
2nd Quarter	August 14, 2013		$0.5100	$42,302
3rd Quarter	November 14, 2013		$0.5225	$46,344
4th Quarter	February 14, 2014		$0.5350	$47,453
2014
1st Quarter	May 15, 2014	(1)	$0.5500	$48,783

(1) This distribution will be paid to unitholders of record as of May 1, 2014.
9. Business Segment Information
Our operations consist of three operating segments:

•	Pipeline Transportation – interstate, intrastate and offshore crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS and;

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended March 31, 2014
Segment Margin (a)	$28,092	$20,872	$28,387	$77,351
Capital expenditures (b)	$34,280	$302	$68,196	$102,778
Revenues:
External customers	$16,450	$57,107	$946,162	$1,019,719
Intersegment (c)	4,470	(2,914)	(1,556)	—
Total revenues of reportable segments	$20,920	$54,193	$944,606	$1,019,719
Three Months Ended March 31, 2013
Segment Margin (a)	$25,196	$17,965	$28,904	$72,065
Capital expenditures (b)	$83,852	$352	$17,611	$101,815
Revenues:
External customers	$17,305	$52,179	$945,324	$1,014,808
Intersegment (c)	3,474	(2,695)	(779)	—
Total revenues of reportable segments	$20,779	$49,484	$944,545	$1,014,808
Total assets by reportable segment were as follows:

	March 31, 2014	December 31, 2013
Pipeline transportation	$1,098,205	$1,075,235
Refinery services	409,931	417,121
Supply and logistics	1,290,226	1,312,461
Other assets	59,191	57,385
Total consolidated assets	$2,857,553	$2,862,202

(a)	A reconciliation of Segment Margin to income from continuing operations before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2014	2013
Segment Margin	$77,351	$72,065
Corporate general and administrative expenses	(11,061)	(10,837)
Depreciation and amortization	(19,280)	(15,049)
Interest expense	(12,804)	(11,441)
Distributable cash from equity investees in excess of equity in earnings	(5,777)	(6,564)
Non-cash items not included in segment margin	3,325	(4,295)
Cash payments from direct financing leases in excess of earnings	(1,338)	(1,232)
Discontinued operations	—	(147)
Income from continuing operations before income taxes	$30,416	$22,500

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of internal growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of internal growth projects, capital spending in our pipeline transportation segment included $10.4 million and $64.5 million during the three months ended March 31, 2014 and March 31, 2013, respectively, representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$655	$673
Petroleum products sales to Davison family businesses(2)	—	355
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$150	$150

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	Amounts included in discontinued operations for all periods presented.
Amount due from Related Party
At March 31, 2014 and December 31, 2013 Sandhill Group, LLC owed us $0.2 million, respectively, for purchases of CO2.
11. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2014	2013
(Increase) decrease in:
Accounts receivable	$60,046	$(85,915)
Inventories	(11,700)	7,947
Other current assets	41,623	4,736
Increase (decrease) in:
Accounts payable	(1,867)	57,048
Accrued liabilities	(35,184)	6,019
Net changes in components of operating assets and liabilities	$52,918	$(10,165)
Payments of interest and commitment fees were $14 million and $2.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively.
At March 31, 2014 and March 31, 2013, we had incurred liabilities for fixed and intangible asset additions totaling $41.6 million and $5 million, respectively, that had not been paid at the end of the first quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At March 31, 2013, we had incurred liabilities for other asset additions totaling $0.3 million that had not been paid at the end of the first quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
12. Derivatives
Commodity Derivatives
We have exposure to commodity price changes related to our inventory and purchase commitments. We utilize derivative instruments (primarily futures and options contracts traded on the NYMEX) to hedge our exposure to commodity prices, primarily of crude oil, fuel oil and petroleum products. Our decision as to whether to designate derivative instruments as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
At March 31, 2014, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	159	100
Weighted average contract price per bbl	$99.43	$102.13
Crude oil swaps:
Contract volumes (1,000 bbls)	105	—
Weighted average contract price per bbl	$4.05	$—
Diesel futures:
Contract volumes (1,000 bbls)	48	10
Weighted average contract price per gal	$2.91	$2.93
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	690	—
Weighted average contract price per bbl	$89.71	$—
Crude oil options:
Contract volumes (1,000 bbls)	125	—
Weighted average premium received	$1.13	$—
Diesel options:
Contract volumes (1,000 bbls)	20	—
Weighted average premium received	$2.03	$—
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2014 and December 31, 2013:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2014	December 31, 2013
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$699	$615
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(699)	(615)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(700)	$(4,527)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	700	4,527
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2014, we had a net broker receivable of approximately $3.2 million (consisting of initial margin of $2.4 million increased by $0.8 million of variation margin).  As of December 31, 2013, we had a net broker receivable of approximately $5.3 million (consisting of initial margin of $4.1 million increased by $1.2 million of variation margin).  At March 31, 2014 and December 31, 2013, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2014	2013
Commodity derivatives - futures and call options:
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	$2,769	$(3,503)
Total commodity derivatives		$2,769	$(3,503)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value at			Fair Value at
	March 31, 2014			December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$699	$—	$—	$615	$—	$—
Liabilities	$(700)	$—	$—	$(4,527)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 12 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates for similar instruments with comparable maturities. At March 31, 2014, our senior unsecured notes had a carrying value of $700.7 million and a fair value of $737.2 million, compared to $700.8 million and $732.4 million, respectively, at December 31, 2013. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
March 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$19	$—	$10,874	$783	$—	$11,676
Other current assets	1,181,454	—	415,347	54,713	(1,208,854)	442,660
Total current assets	1,181,473	—	426,221	55,496	(1,208,854)	454,336
Fixed assets, at cost	—	—	1,298,704	116,739	—	1,415,443
Less: Accumulated depreciation	—	—	(193,084)	(18,605)	—	(211,689)
Net fixed assets	—	—	1,105,620	98,134	—	1,203,754
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	20,295	—	234,875	151,035	(157,983)	248,222
Equity investees	—	—	626,195	—	—	626,195
Investments in subsidiaries	1,231,287	—	126,331	—	(1,357,618)	—
Total assets	$2,433,055	$—	$2,844,288	$304,665	$(2,724,455)	$2,857,553
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,756	$—	$1,580,761	$17,926	$(1,209,010)	$401,433
Senior secured credit facility	640,500	—	—	—	—	640,500
Senior unsecured notes	700,740	—	—	—	—	700,740
Deferred tax liabilities	—	—	16,285	—	—	16,285
Other liabilities	—	—	14,833	161,510	(157,807)	18,536
Total liabilities	1,352,996	—	1,611,879	179,436	(1,366,817)	1,777,494
Partners’ capital	1,080,059	—	1,232,409	125,229	(1,357,638)	1,080,059
Total liabilities and partners’ capital	$2,433,055	$—	$2,844,288	$304,665	$(2,724,455)	$2,857,553

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20	$—	$8,061	$785	$—	$8,866
Other current assets	1,133,695	—	498,230	54,199	(1,159,767)	526,357
Total current assets	1,133,715	—	506,291	54,984	(1,159,767)	535,223
Fixed assets, at cost	—	—	1,211,356	116,618	—	1,327,974
Less: Accumulated depreciation	—	—	(181,905)	(17,325)	—	(199,230)
Net fixed assets	—	—	1,029,451	99,293	—	1,128,744
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	21,432	—	238,282	152,413	(159,185)	252,942
Equity investees	—	—	620,247	—	—	620,247
Investments in subsidiaries	1,236,164	—	124,718	—	(1,360,882)	—
Total assets	$2,391,311	$—	$2,844,035	$306,690	$(2,679,834)	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$10,002	$—	$1,576,186	$19,660	$(1,159,295)	$446,553
Senior secured credit facility	582,800	—	—	—	—	582,800
Senior unsecured notes	700,772	—	—	—	—	700,772
Deferred tax liabilities	—	—	15,944	—	—	15,944
Other liabilities	—	—	14,664	162,739	(159,007)	18,396
Total liabilities	1,293,574	—	1,606,794	182,399	(1,318,302)	1,764,465
Partners’ capital	1,097,737	—	1,237,241	124,291	(1,361,532)	1,097,737
Total liabilities and partners’ capital	$2,391,311	$—	$2,844,035	$306,690	$(2,679,834)	$2,862,202

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$942,037	$32,211	$(29,642)	$944,606
Refinery services	—	—	51,730	6,074	(3,611)	54,193
Pipeline transportation services	—	—	14,607	6,313	—	20,920
Total revenues	—	—	1,008,374	44,598	(33,253)	1,019,719
COSTS AND EXPENSES:
Supply and logistics costs	—	—	911,120	30,874	(29,640)	912,354
Refinery services operating costs	—	—	31,591	5,846	(4,242)	33,195
Pipeline transportation operating costs	—	—	7,055	423	—	7,478
General and administrative	—	—	11,980	30	—	12,010
Depreciation and amortization	—	—	17,995	1,285	—	19,280
Total costs and expenses	—	—	979,741	38,458	(33,882)	984,317
OPERATING INCOME	—	—	28,633	6,140	629	35,402
Equity in earnings of subsidiaries	42,579	—	2,164	—	(44,743)	—
Equity in earnings of equity investees	—	—	7,818	—	—	7,818
Interest (expense) income, net	(12,804)	—	3,966	(3,966)	—	(12,804)
Income before income taxes	29,775	—	42,581	2,174	(44,114)	30,416
Income tax expense	—	—	(587)	(54)	—	(641)
Income from continuing operations	29,775	—	41,994	2,120	(44,114)	29,775
Income from discontinued operations	—	—	—	—	—	—
NET INCOME	$29,775	$—	$41,994	$2,120	$(44,114)	$29,775

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$938,083	$38,945	$(32,483)	$944,545
Refinery services	—	—	47,767	5,563	(3,846)	49,484
Pipeline transportation services	—	—	14,126	6,653	—	20,779
Total revenues	—	—	999,976	51,161	(36,329)	1,014,808
COSTS AND EXPENSES:
Supply and logistics costs	—	—	916,808	34,291	(32,483)	918,616
Refinery services operating costs	—	—	31,167	5,282	(4,006)	32,443
Pipeline transportation operating costs	—	—	6,754	330	—	7,084
General and administrative	—	—	11,578	33	—	11,611
Depreciation and amortization	—	—	14,147	902	—	15,049
Total costs and expenses	—	—	980,454	40,838	(36,489)	984,803
OPERATING INCOME	—	—	19,522	10,323	160	30,005
Equity in earnings of subsidiaries	34,252	—	6,238	—	(40,490)	—
Equity in earnings of equity investees	—	—	3,936	—	—	3,936
Interest (expense) income, net	(11,406)	—	4,047	(4,082)	—	(11,441)
Income before income taxes	22,846	—	33,743	6,241	(40,330)	22,500
Income tax benefit (expense)	—	—	257	(54)	—	203
Income from continuing operations	22,846	—	34,000	6,187	(40,330)	22,703
Income from discontinued operations	—	—	143	—	—	143
NET INCOME	$22,846	$—	$34,143	$6,187	$(40,330)	$22,846

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(27,470)	$—	$162,508	$2,522	$(31,472)	$106,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(104,130)	(124)	—	(104,254)
Cash distributions received from equity investees - return of investment	17,222	—	2,636	—	(17,222)	2,636
Investments in equity investees		—	(10,709)	—	—	(10,709)
Repayments on loan to non-guarantor subsidiary	—	—	1,201	—	(1,201)	—
Proceeds from asset sales	—	—	72	—	—	72
Other, net	—	—	(1,270)	—	—	(1,270)
Net cash provided by (used) in investing activities	17,222	—	(112,200)	(124)	(18,423)	(113,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	249,900	—	—	—	—	249,900
Repayments on senior secured credit facility	(192,200)	—	—	—	—	(192,200)
Distributions to partners/owners	(47,453)	—	(47,453)	(1,251)	48,704	(47,453)
Other, net	—	—	(42)	(1,149)	1,191	—
Net cash provided by (used in) financing activities	10,247	—	(47,495)	(2,400)	49,895	10,247
Net (decrease) increase in cash and cash equivalents	(1)	—	2,813	(2)	—	2,810
Cash and cash equivalents at beginning of period	20	—	8,061	785	—	8,866
Cash and cash equivalents at end of period	$19	$—	$10,874	$783	$—	$11,676

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(73,458)	$—	$145,881	$9,500	$(43,107)	$38,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(41,950)	(5,201)	—	(47,151)
Cash distributions received from equity investees - return of investment	—	—	3,583	—	—	3,583
Investments in equity investees	—	—	(64,534)	—	—	(64,534)
Repayments on loan to non-guarantor subsidiary	—	—	1,086	—	(1,086)	—
Proceeds from asset sales	—	—	332	—	—	332
Other, net	—	—	749	6	—	755
Net cash used in investing activities	—	—	(100,734)	(5,195)	(1,086)	(107,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	386,400	—	—	—	—	386,400
Repayments on senior secured credit facility	(615,400)	—	—	—	—	(615,400)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Distributions to partners/owners	(39,390)	—	(39,390)	(3,727)	43,117	(39,390)
Other, net	—	—	(1,135)	(494)	1,076	(553)
Net cash provided by (used in) financing activities	73,453	—	(40,525)	(4,221)	44,193	72,900
Net (decrease) increase in cash and cash equivalents	(5)	—	4,622	84	—	4,701
Cash and cash equivalents at beginning of period	10	—	11,214	58	—	11,282
Cash and cash equivalents at end of period	$5	$—	$15,836	$142	$—	$15,983

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported net income of $29.8 million, or $0.34 per common unit during the three months ended March 31, 2014 (“2014 Quarter”) compared to net income of $22.8 million or $0.28 per common unit during the three months ended March 31, 2013 (“2013 Quarter”).
Available Cash before Reserves increased $4.7 million, or 10%, in the 2014 Quarter (as compared to the 2013 Quarter) to $53.4 million. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) increased by $5.3 million, or 7%, in the 2014 Quarter, as compared to the 2013 Quarter.
The significant factors affecting net income, Available Cash before Reserves and Segment Margin were an increase in operating results from our pipeline transportation and refinery services segments. The increase in our Segment Margin resulted primarily from increases attributable to our pipeline transportation and refinery services segments of 11% and 16%, respectively, partially offset by a decrease attributable to our supply and logistics segment of 2%,
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.

Distribution Increase
In April 2014, we declared our thirty-fifth consecutive increase in our quarterly distribution to our common unitholders. Thirty of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In May 2014, we will pay a distribution of $0.55 per unit representing a 10.6% increase from our distribution of $0.4975 per unit related to the first quarter of 2013.
Financial Measures
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Segment Margin to income from continuing operations before income taxes is included in our segment disclosures in Note 9 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.
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
Available Cash before Reserves is net income as adjusted for specific items, the most significant of which are the addition of certain non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows, and the subtraction of maintenance capital utilized. Maintenance capital is capitalized costs that are necessary to maintain the service capability of our existing assets, including the replacement of any system component or equipment which is worn out or obsolete. Our quarterly maintenance capital utilized is intended to represent the amount of cash reserves we believe is prudent to establish each quarter attributable to maintenance capital requirements in connection with determining the amount of distributable or discretionary cash flow attributable to that quarter, which cash flow we refer to as Available Cash before Reserves. We believe the most useful quarterly maintenance capital utilized amount is that portion of the amount of previously incurred maintenance capital expenditures that we realize and/or utilize during the relevant quarter, which would be equal to the sum of the maintenance capital expenditures we have incurred for each project/component in prior quarters allocated ratably over the useful lives of those projects/components. Because we have not historically used maintenance capital utilized, our future maintenance capital utilized calculations will reflect the realization and/or utilization of solely those maintenance capital expenditures incurred since December 31, 2013.

Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$29,775	$22,846
Depreciation and amortization	19,280	15,049
Cash received from direct financing leases not included in income	1,338	1,232
Cash effects of sales of certain assets	72	332
Effects of distributable cash generated by equity method investees not included in income	5,777	6,564
Cash effects of legacy stock appreciation rights plan	(810)	(1,523)
Non-cash legacy stock appreciation rights plan expense	7	4,630
Expenses related to acquiring or constructing growth capital assets	784	216
Unrealized gain on derivative transactions excluding fair value hedges	(3,911)	(52)
Maintenance capital utilized	(112)	(819)
Non-cash tax expense (benefit)	341	(323)
Other items, net	894	542
Available Cash before Reserves	$53,435	$48,694
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2014 Quarter increased $4.9 million, or 0.5% from the 2013 Quarter. Additionally, our costs and expenses decreased $0.5 million, or 0.05% between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant increase in our revenues and costs between the two first quarter periods is primarily attributable to increased volumes from our continuing operations and our recently completed acquisitions and internal growth projects as well as a slight increase in the market prices for crude oil and petroleum products as described below.
Volumes from continuing operations increased in our supply and logistics segment by 5% quarter to quarter as explained in our supply and logistics Segment Margin discussion below. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") increased 4% to $97.77 per barrel in the first quarter of 2014, as compared to $94.37 per barrel in the first quarter of 2013.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2014 and March 31, 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Pipeline transportation	$28,092	$25,196
Refinery services	20,872	17,965
Supply and logistics	28,387	28,904
Total Segment Margin	$77,351	$72,065

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

A reconciliation of Segment Margin to income before income taxes for the periods presented is as follows:

	Three Months Ended March 31,
	2014	2013
Segment Margin	$77,351	$72,065
Corporate general and administrative expenses	(11,061)	(10,837)
Depreciation and amortization	(19,280)	(15,049)
Interest expense	(12,804)	(11,441)
Distributable cash from equity investees in excess of equity in earnings	(5,777)	(6,564)
Non-cash items not included in segment margin	3,325	(4,295)
Cash payments from direct financing leases in excess of earnings	(1,338)	(1,232)
Discontinued operations	—	(147)
Income from continuing operations before income taxes	$30,416	$22,500

Our reconciliation of Segment Margin to income from continuing operations before income taxes reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, depreciation and amortization, interest expense, certain non-cash items, the most significant of which are the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. Items in Segment Margin not included in income before income taxes are distributable cash from equity investees in excess of equity in earnings (or losses) and cash payments from direct financing leases in excess of earnings.

Pipeline Transportation Segment
Operating results and volumetric data for our pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$10,245	$9,481
Segment Margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	13,403	10,025
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,507	6,824
Sales of onshore crude oil pipeline loss allowance volumes	1,210	2,223
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(4,870)	(4,868)
Payments received under direct financing leases not included in income	1,338	1,232
Other	259	279
Segment Margin	$28,092	$25,196

Volumetric Data (barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	48,811	53,412
Jay	27,853	28,098
Mississippi	15,180	18,983
Louisiana (1)	13,395	—
Onshore crude oil pipelines total	105,239	100,493

Offshore crude oil pipelines:
CHOPS (2)	191,326	114,174
Poseidon (2)	211,012	204,550
Odyssey (2)	45,003	43,174
GOPL	7,449	8,926
Offshore crude oil pipelines total	454,790	370,824

CO2 pipeline (Mcf/day):
Free State	191,593	208,416

(1) Represents volumes per day from the period the pipeline began operations in the 2014 Quarter.
(2) Volumes for our equity method investees are presented on a 100% basis.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Pipeline transportation Segment Margin for the 2014 Quarter increased $2.9 million, or 11%. The significant components and details of this change were as follows:

•
Crude oil tariff revenues of onshore crude oil pipelines increased $0.8 million primarily due to upward tariff indexing of approximately 4.6% for our FERC-regulated pipelines effective in July 2013. In addition, our Louisiana pipeline system, a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm began operations in the latter part of the 2014 Quarter. Those increases were somewhat offset by a decrease in volumes on our Texas pipeline system.

•
Segment Margin from our offshore crude oil pipelines increased $3.4 million, primarily reflecting an increased contribution from CHOPS, including a 68% increase in throughput as a result of additional wells being connected to the pipeline in the existing fields that they service.

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, decreased Segment Margin by $1 million due to a decrease in barrels transported in the 2014 Quarter as compared to the 2013 Quarter.

•
Volumes on our Free State CO2 pipeline system decreased 16,823 Mcf per day, or 8%, in the 2014 Quarter as compared to the 2013 Quarter. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2014	2013
Volumes sold (in Dry short tons "DST"):
NaHS volumes	40,902	36,622
NaOH (caustic soda) volumes	24,033	19,230
Total	64,935	55,852

Revenues (in thousands):
NaHS revenues	$43,108	$38,835
NaOH (caustic soda) revenues	12,145	11,402
Other revenues	1,854	1,942
Total external segment revenues	$57,107	$52,179

Segment Margin (in thousands)	$20,872	$17,965

Average index price for NaOH per DST (1)	$579	$603
Raw material and processing costs as % of segment revenues	44%	49%
(1) Source: IHS Chemical
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Refinery services Segment Margin for the 2014 Quarter increased $2.9 million, or 16%. The significant components of this fluctuation were as follows:

•
NaHS revenues increased primarily as a function of increased sales volumes, which increase was partially offset by a decrease in the average index price for caustic soda (which is a component of our sales prices). The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which these adjustments apply varies between periods.

•	Our raw material costs related to NaHS decreased correspondingly to the decrease in the average index price for caustic soda.

•
Caustic soda sales volumes increased 25%. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda decreased to $579 per DST in the first quarter of 2014 compared to $603 per DST during the first quarter of 2013. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Supply and Logistics Segment
Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Supply and logistics revenue	$944,606	$944,545
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(853,042)	(869,896)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(62,722)	(46,445)
Segment Margin attributable to discontinued operations	—	250
Other	(455)	450
Segment Margin	$28,387	$28,904

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Continuing operations	100,856	96,233
Discontinued operations	—	11,156
Total crude oil and petroleum products sales	100,856	107,389
The average market prices of crude oil and petroleum products increased 4% between the three month periods, respectively, however that price volatility has a limited impact on our Segment Margin.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Segment Margin for our supply and logistics segment decreased by $0.5 million, or 2% between the two first quarter periods.
In the 2014 Quarter, we continued to experience negative impacts as we worked through the dislocations in the prices/margins for the underlying commodities in our refined products business. We have transitioned our operations to a level and structure designed to operate within current market conditions in terms of costs, size and type of activity.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2014	2013
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$7,750	$7,146
Segment	930	694
Equity-based compensation plan expense	2,546	3,555
Third party costs related to business development activities and growth projects	784	216
Total general and administrative expenses	$12,010	$11,611
Total general and administrative expenses increased $0.4 million between the three month periods primarily due to higher employee compensation expenses. A decrease in equity-based compensation plan expenses not included in Segment Margin offset the increase in those costs. In the first quarter of 2014, the market price of our common units increased 3% compared to an increase of 35% in the first quarter of 2013.

Depreciation and amortization expense

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Depreciation expense	$15,277	$10,491
Amortization of intangible assets	3,145	3,627
Amortization of CO2 volumetric production payments	858	931
Total depreciation and amortization expense	$19,280	$15,049
Total depreciation and amortization expense increased $4.2 million between the quarterly periods primarily as a result of our increasing asset base, which was partially offset by a decrease in the amortization of intangible assets. Depreciation expense increased $4.8 million between the three month periods, primarily as a result of the acquisition of our offshore marine transportation assets and recently completed internal growth projects. Amortization of intangible assets decreased $0.5 million between the three month periods, as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows.
Interest expense, net

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense, credit facility (including commitment fees)	$3,828	$2,804
Interest expense, senior unsecured notes	11,922	9,853
Amortization of debt issuance costs and premium	1,104	1,022
Capitalized interest	(4,050)	(2,238)
Net interest expense	$12,804	$11,441
Net interest expense increased $1.4 million between the quarterly periods. In February 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs, which increased $1.8 million in the three month periods due to our growth capital expenditures and investments in the SEKCO pipeline joint venture (see below for more information), partially offset the increase in interest expense.

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
Other
Net income for the three months ended March 31, 2014 included an unrealized gain on derivative positions of $3.9 million. Net income for the same period in 2013 included an unrealized gain on derivative positions of $0.1 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.

Liquidity and Capital Resources
General
As of March 31, 2014, we had $347.1 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:

•	Working capital, primarily inventories;

•	Routine operating expenses;

•	Capital growth and maintenance projects;

•	Acquisitions of assets or businesses;

•	Payments related to servicing outstanding debt; and

•	Quarterly cash distributions to our unitholders.
Capital Resources
Our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital from time to time — including through equity and debt offerings (public and private), borrowings under our credit facility and other financing transactions—and to implement our growth strategy successfully. No assurance can be made that we will be able to raise additional capital on satisfactory terms or implement our growth strategy successfully.
Our $1 billion senior secured credit facility matures on July 25, 2017 and includes an accordion feature of $300 million, giving us the ability to expand the size of the facility up to an aggregate of $1.3 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche under our senior secured credit facility is $150 million, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. At any one time, we can have up to $100 million in letters of credit outstanding under our facility. We had $12.4 million in letters of credit outstanding at March 31, 2014. Due to the revolving nature of loans under our credit facility, we may make additional borrowings and periodic repayments and re-borrowings until the maturity date. At March 31, 2014, we had $640.5 million borrowed under our credit facility, with $71.6 million of the borrowed amount designated as a loan under the inventory sublimit. Thus, the total amount available for borrowings under our credit facility at March 31, 2014 was $347.1 million.
At March 31, 2014, long-term debt totaled $1.3 billion, consisting of $640.5 million outstanding under our credit facility (including $71.6 million borrowed under the inventory sublimit tranche), a $350.7 million carrying amount of senior unsecured notes due on December 15, 2018 and a $350 million carrying amount of senior unsecured notes due on February 15, 2021.

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
    See Note 11 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2014 and March 31, 2013.
The increase in operating cash flow for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to decreases in working capital needs and increases in cash earnings. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the three months ended March 31, 2014 were $106.1 million compared to $38.8 million for the three months ended March 31, 2013.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2014 and March 31, 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Pipeline transportation assets	$1,653	$22
Refinery services assets	28	186
Supply and logistics assets	577	611
Total maintenance capital expenditures	2,258	819
Growth capital expenditures:
Pipeline transportation assets	22,243	19,296
Refinery services assets	274	166
Supply and logistics assets	67,619	17,000
Information technology systems	132	784
Total growth capital expenditures	90,268	37,246
Total capital expenditures for fixed and intangible assets	92,526	38,065
Capital expenditures related to equity investees (1)	10,384	64,534
Total capital expenditures	$102,910	$102,599

(1) Amounts represent our investment in the SEKCO pipeline joint venture (see below for more information).
Expenditures for capital assets will depend on our access to debt and equity capital.
Growth Capital Expenditures
Total capital expenditures on projects currently under construction, and described in the following discussion, are estimated to be approximately $500 million, inclusive of capital expenditures incurred in prior periods. We anticipate that approximately $260 million of that total will be spent in 2014.
Gulf Coast Infrastructure
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train unload facility at Scenic Station. The Port Hudson upgrades and new crude oil pipeline were completed in the first quarter of 2014, and Scenic Station is expected to be completed in the second quarter of 2014.
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
Rail Projects
Walnut Hill - In the first quarter of 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank and related equipment and connections to our Jay System. This facility is capable of handling unit train shipments of oil for direct deliveries to an existing refinery customer and indirect deliveries (through third-party common carriers) to multiple other markets in the Southeast at the option of the shippers. We have commenced construction on an additional tank at the site with 110,000 barrels of capacity, which will allow us to handle increased rail and pipeline demand. This tank became fully operational in April 2014.
Wink - In 2012, we completed the initial phase construction of a crude oil rail loading facility in Wink, Texas, which was designed to move crude oil from West Texas to other markets and give us the capability to load Genesis and third party railcars. Construction on the second phase of the facility, which became fully operational in April 2014, will allow us to more efficiently load full unit trains.
Natchez - In the third quarter of 2013, we completed construction on a crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets. That facility has the capability to unload bitumen/dilbit as well as load diluent for backhauls to Canada. During the first quarter of 2014, we completed construction on the second phase of the Natchez facility, which provides an additional 60 railcar spots and additional heated tanks.
Raceland - In the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, located in Raceland, Louisiana. The Raceland Rail Facility will be connected to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico and is expected to be operational late in the fourth quarter of 2014.

Capital Expenditures Related to Equity Investees
SEKCO, our 50/50 joint venture with Enterprise Products, expects to place in-service in mid-2014 its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. We have budgeted approximately $200 million for our cumulative share of the pipeline construction through 2014. In 2013 and 2012, we contributed $94.3 million and $63.7 million, respectively, to SEKCO that was used to fund our share of the construction costs incurred during those years. We have budgeted approximately $40.1 million in 2014, of which we have paid $10.4 million during the first three months of the year. Most cost overruns and other costs incurred associated with weather-related delays will be the responsibility of the producers that have entered into transportation agreements with SEKCO.
Distributions to Unitholders
On May 15, 2014, we will pay a distribution of $0.55 per common unit totaling $48.8 million with respect to the first quarter of 2014 to common unitholders of record on May 1, 2014. This is the thirty-fifth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 8 to our Unaudited Condensed Consolidated Financial Statements.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013, nor do we have any debt or equity triggers based upon our unit or commodity prices.
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

•	service interruptions in our pipeline transportation systems and processing operations;

•	shutdowns or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, petroleum or other products or to whom we sell such products;

•	risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

•	changes in laws and regulations to which we are subject, including tax withholding issues, accounting pronouncements, and safety, environmental and employment laws and regulations;

•	the effects of production declines and the effects of future laws and government regulation;

•	planned capital expenditures and availability of capital resources to fund capital expenditures;

•
our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of our credit agreement and the indentures governing our notes, which contain various affirmative and negative covenants;

•	the level of indebtedness that we maintain to fund growth projects could adversely affect our financial health;

•	loss of key personnel;

•
cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level or continue to increase quarterly cash distributions in the future;

•	an increase in the competition that our operations encounter;

•	cost and availability of insurance;

•	hazards and operating risks that may not be covered fully by insurance;

•	our financial and commodity hedging arrangements, which may reduce our earnings, profitability and cash flows;

•	changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;

•	natural disasters, accidents or terrorism;

•	changes in the financial condition of customers or counterparties;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

•
the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price.

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
There were no changes during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as supplemented by our Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

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

4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2007, File No. 001-12295).
10.1	Transition, Separation and General Release Agreement for Steven R. Nathanson dated April 11, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 14, 2014, File No. 001-12295).

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Schema Document
*	101.CAL	XBRL Calculation Linkbase Document
*	101.LAB	XBRL Label Linkbase Document
*	101.PRE	XBRL Presentation Linkbase Document
*	101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 2, 2014	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer