Form 10-Q
period 2014-09-30
GENESIS ENERGY LP
filed 2014-10-31
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 93,250,988 Class A Common Units and 39,997 Class B Common Units outstanding as of October 30, 2014.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,925	$8,866
Accounts receivable - trade, net	323,535	368,033
Inventories	99,390	85,330
Other	29,457	72,994
Total current assets	469,307	535,223
FIXED ASSETS, at cost	1,668,131	1,327,974
Less: Accumulated depreciation	(248,145)	(199,230)
Net fixed assets	1,419,986	1,128,744
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	147,424	151,903
EQUITY INVESTEES	639,047	620,247
INTANGIBLE ASSETS, net of amortization	54,446	62,928
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	57,356	38,111
TOTAL ASSETS	$3,112,612	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$299,621	$316,204
Accrued liabilities	134,276	130,349
Total current liabilities	433,897	446,553
SENIOR SECURED CREDIT FACILITY	335,000	582,800
SENIOR UNSECURED NOTES	1,050,673	700,772
DEFERRED TAX LIABILITIES	17,178	15,944
OTHER LONG-TERM LIABILITIES	18,831	18,396
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 93,290,985 and 88,690,985 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,257,033	1,097,737
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,112,612	$2,862,202
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Supply and logistics	$891,583	$1,014,666	$2,775,245	$2,953,892
Refinery services	51,208	52,410	158,202	153,370
Pipeline transportation services	21,323	23,217	65,435	66,533
Total revenues	964,114	1,090,293	2,998,882	3,173,795
COSTS AND EXPENSES:
Supply and logistics product costs	791,411	948,332	2,485,068	2,740,887
Supply and logistics operating costs	62,298	50,528	190,069	145,149
Refinery services operating costs	29,031	33,040	93,374	98,304
Pipeline transportation operating costs	7,193	6,278	23,054	20,507
General and administrative	13,765	11,959	40,471	34,712
Depreciation and amortization	25,148	16,066	64,919	46,780
Total costs and expenses	928,846	1,066,203	2,896,955	3,086,339
OPERATING INCOME	35,268	24,090	101,927	87,456
Equity in earnings of equity investees	15,017	7,059	27,757	16,618
Interest expense	(20,441)	(12,587)	(47,314)	(36,283)
Income from continuing operations before income taxes	29,844	18,562	82,370	67,791
Income tax expense	(731)	(596)	(2,334)	(510)
Income from continuing operations	29,113	17,966	80,036	67,281
Income from discontinued operations	—	508	—	941
NET INCOME	$29,113	$18,474	$80,036	$68,222
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Continuing operations	$0.33	$0.21	$0.90	$0.82
Discontinued operations	—	0.01	—	0.01
Net income per common unit	$0.33	$0.22	$0.90	$0.83
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	88,941	83,878	88,775	82,361
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2014	2013	2014	2013
Partners’ capital, January 1	88,691	81,203	$1,097,737	$916,495
Net income	—	—	80,036	68,222
Cash distributions	—	—	(146,350)	(122,097)
Issuance of common units for cash, net	4,600	5,750	225,610	263,597
Conversion of waiver units	—	1,738	—	—
Partners' capital, September 30	93,291	88,691	$1,257,033	$1,126,217
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,036	$68,222
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	64,919	46,789
Amortization of debt issuance costs and premium	3,541	3,234
Amortization of unearned income and initial direct costs on direct financing leases	(11,833)	(12,160)
Payments received under direct financing leases	15,946	15,946
Equity in earnings of investments in equity investees	(27,757)	(16,618)
Cash distributions of earnings of equity investees	38,031	24,352
Non-cash effect of equity-based compensation plans	7,624	10,579
Deferred and other tax liabilities (benefits)	1,234	(186)
Unrealized gains on derivative transactions	(5,680)	(2,802)
Other, net	3,008	336
Net changes in components of operating assets and liabilities (Note 12)	39,050	(28,354)
Net cash provided by operating activities	208,119	109,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(336,061)	(199,634)
Cash distributions received from equity investees - return of investment	11,352	8,272
Investments in equity investees	(40,426)	(71,443)
Acquisitions	—	(230,921)
Proceeds from asset sales	178	810
Other, net	(4,706)	(1,004)
Net cash used in investing activities	(369,663)	(493,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,420,900	1,234,500
Repayments on senior secured credit facility	(1,668,700)	(1,323,200)
Proceeds from issuance of senior unsecured notes	350,000	350,000
Debt issuance costs	(11,857)	(8,157)
Issuance of common units for cash, net	225,610	263,597
Distributions to common unitholders	(146,350)	(122,097)
Other, net	—	(4,484)
Net cash provided by financing activities	169,603	390,159
Net increase in cash and cash equivalents	8,059	5,577
Cash and cash equivalents at beginning of period	8,866	11,282
Cash and cash equivalents at end of period	$16,925	$16,859
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth oriented master limited partnership focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following three divisions that constitute our reportable segments:

•	Pipeline transportation of interstate, intrastate and offshore crude oil, and, to a lesser extent, carbon dioxide (or "CO2");

•
Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS”, commonly pronounced "nash"); and

•	Supply and logistics services, which include terminaling, blending, storing, marketing and transporting crude oil and petroleum products and, on a smaller scale, CO2.
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

3. Acquisition and Divestiture

Acquisition

Offshore Marine Transportation Business

In August 2013, we completed the acquisition of substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for $230.9 million, which we refer to as our offshore marine transportation business and assets. The total acquisition cost has been allocated to fixed assets based on fair values. Such fair values were developed by management. The acquired business was primarily comprised of nine barges and nine tug boats which transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition complements and further integrates our existing operations, including our Genesis Marine inland barge business (comprised of 62 barges and 22 push/tow boats), our crude oil and heavy refined products storage and blending terminals as well as our crude oil pipeline systems. That acquisition was funded with proceeds from our $1 billion revolving credit facility. We have reflected the financial results of the acquired business in our supply and logistics segment from the date of the acquisition.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Pro forma earnings data:
Revenues	$1,101,676	$3,216,680
Net income	$24,294	$81,780

Divestiture

On December 31, 2013, we completed the sale of our vehicle fuel procurement and delivery logistics management services business. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations in our Unaudited Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2013. The summarized operating results of our discontinued operations are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$169,526	$446,894
Cost and expenses	169,018	445,954
Operating income	508	940
Interest income	—	1
Income from discontinued operations	$508	$941

4. Inventories
The major components of inventories were as follows:

	September 30, 2014	December 31, 2013
Petroleum products	$71,353	$71,373
Crude oil	16,711	5,380
Caustic soda	2,727	2,679
NaHS	8,588	5,845
Other	11	53
Total	$99,390	$85,330
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $1.8 million at September 30, 2014; therefore we reduced the value of inventory in our Unaudited Condensed Consolidated Financial Statements for this difference. At December 31, 2013, market values of our inventories exceeded recorded costs.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2014	December 31, 2013
Pipelines and related assets	$460,118	$338,920
Machinery and equipment	268,172	173,092
Transportation equipment	18,369	19,140
Marine vessels	594,322	554,679
Land, buildings and improvements	31,776	30,170
Office equipment, furniture and fixtures	5,541	5,633
Construction in progress	255,497	183,037
Other	34,336	23,303
Fixed assets, at cost	1,668,131	1,327,974
Less: Accumulated depreciation	(248,145)	(199,230)
Net fixed assets	$1,419,986	$1,128,744
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation expense	$20,736	$11,362	$52,422	$32,920

6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2014 and December 31, 2013, the unamortized excess cost amounts totaled $218.0 million and $225.7 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Genesis’ share of operating earnings	$17,600	$9,641	$35,506	$24,512
Amortization of excess purchase price	(2,583)	(2,582)	(7,749)	(7,894)
Net equity in earnings	$15,017	$7,059	$27,757	$16,618
Distributions received	$21,758	$11,610	$49,383	$32,624

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	September 30, 2014	December 31, 2013
BALANCE SHEET DATA:
Assets
Current assets	$45,840	$70,921
Fixed assets, net	1,023,865	1,028,808
Other assets	5,507	6,823
Total assets	$1,075,212	$1,106,552
Liabilities and equity
Current liabilities	$20,624	$55,918
Other liabilities	203,104	190,578
Equity	851,484	860,056
Total liabilities and equity	$1,075,212	$1,106,552

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INCOME STATEMENT DATA:
Revenues	$74,801	$49,239	$171,065	$135,507
Operating income	$46,096	$28,419	$99,199	$75,946
Net income	$44,881	$27,725	$96,402	$73,928

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$80,481	$14,173	$94,654	$76,283	$18,371
Licensing agreements	38,678	28,251	10,427	38,678	26,055	12,623
Segment total	133,332	108,732	24,600	133,332	102,338	30,994
Supply & Logistics:
Customer relationships	35,430	29,813	5,617	35,430	28,568	6,862
Intangibles associated with lease	13,260	3,394	9,866	13,260	3,039	10,221
Segment total	48,690	33,207	15,483	48,690	31,607	17,083
Other	22,314	7,951	14,363	21,356	6,505	14,851
Total	$204,336	$149,890	$54,446	$203,378	$140,450	$62,928
Our amortization expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$3,148	$3,656	$9,440	$10,892

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2014	$3,180
	2015	$10,874
	2016	$9,412
	2017	$8,249
	2018	$7,328

8. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2014	December 31, 2013
Senior secured credit facility	$335,000	$582,800
7.875% senior unsecured notes (including unamortized premium of $673 and $772 in 2014 and 2013, respectively)	350,673	350,772
5.750% senior unsecured notes	350,000	350,000
5.625% senior unsecured notes	350,000	—
Total long-term debt	$1,385,673	$1,283,572
As of September 30, 2014, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
At September 30, 2014, we had $335.0 million borrowed under our $1 billion credit facility, with $71.8 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $13.2 million was outstanding at September 30, 2014. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2014 was $651.8 million.
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

9. Partners’ Capital and Distributions
On September 26, 2014, we issued 4,600,000 Class A common units in a public offering at a price of $50.71 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $225.6 million from that offering. We used the net proceeds for general partnership purposes, including the repayment of outstanding borrowings under our revolving credit facility. At September 30, 2014, our outstanding common units consisted of 93,250,988 Class A units and 39,997 Class B units.
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
Our Class 1 and Class 2 waiver units converted into common units in 2012, and our Class 3 waiver units were converted into common units in 2013.
Our Class 4 waiver units will become convertible into Class A common units on November 14, 2014, as we will satisfy the distribution conversion coverage ratio requirement and will pay a minimum distribution of $0.52 per common unit.
Distributions
We paid or will pay the following distributions in 2013 and 2014:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2013
1st Quarter	May 15, 2013		$0.4975	$40,405
2nd Quarter	August 14, 2013		$0.5100	$42,302
3rd Quarter	November 14, 2013		$0.5225	$46,344
4th Quarter	February 14, 2014		$0.5350	$47,453
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014	(1)	$0.5800	$54,112

(1) This distribution will be paid to unitholders of record as of October 31, 2014.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Business Segment Information
Our operations consist of three operating segments:

•	Pipeline Transportation – interstate, intrastate and offshore crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS; and

•
Supply and Logistics – terminaling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and, on a smaller scale, CO2.

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

Segment information for the periods presented below was as follows:

	Pipeline Transportation	Refinery Services	Supply & Logistics	Total
Three Months Ended September 30, 2014
Segment margin (a)	$37,020	$21,855	$35,915	$94,790
Capital expenditures (b)	$35,289	$1,254	$103,334	$139,877
Revenues:
External customers	$16,689	$53,930	$893,495	$964,114
Intersegment (c)	4,634	(2,722)	(1,912)	—
Total revenues of reportable segments	$21,323	$51,208	$891,583	$964,114
Three Months Ended September 30, 2013
Segment margin (a)	$29,860	$19,163	$15,801	$64,824
Capital expenditures (b)	$38,514	$632	$290,942	$330,088
Revenues:
External customers	$16,636	$55,025	$1,018,632	$1,090,293
Intersegment (c)	6,581	(2,615)	(3,966)	—
Total revenues of reportable segments	$23,217	$52,410	$1,014,666	$1,090,293
Nine Months Ended September 30, 2014
Segment Margin (a)	$93,078	$64,354	$97,390	$254,822
Capital expenditures (b)	$76,606	$2,153	$304,020	$382,779
Revenues:
External customers	$52,897	$166,589	$2,779,396	$2,998,882
Intersegment (c)	12,538	(8,387)	(4,151)	—
Total revenues of reportable segments	$65,435	$158,202	$2,775,245	$2,998,882
Nine Months Ended September 30, 2013
Segment Margin (a)	$81,512	$55,824	$69,995	$207,331
Capital expenditures (b)	$159,922	$2,296	$347,001	$509,219
Revenues:
External customers	$53,121	$161,492	$2,959,182	$3,173,795
Intersegment (c)	13,412	(8,122)	(5,290)	—
Total revenues of reportable segments	$66,533	$153,370	$2,953,892	$3,173,795

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total assets by reportable segment were as follows:

	September 30, 2014	December 31, 2013
Pipeline transportation	$1,114,347	$1,075,235
Refinery services	407,618	417,121
Supply and logistics	1,520,281	1,312,461
Other assets	70,366	57,385
Total consolidated assets	$3,112,612	$2,862,202

(a)	A reconciliation of Segment Margin to income from continuing operations for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Margin	$94,790	$64,824	$254,822	$207,331
Corporate general and administrative expenses	(12,865)	(11,113)	(37,715)	(32,255)
Depreciation and amortization	(25,148)	(16,066)	(64,919)	(46,780)
Interest expense	(20,441)	(12,587)	(47,314)	(36,283)
Distributable cash from equity investees in excess of equity in earnings	(6,741)	(5,204)	(20,326)	(16,659)
Non-cash items not included in Segment Margin	1,653	507	1,935	(2,828)
Cash payments from direct financing leases in excess of earnings	(1,404)	(1,291)	(4,113)	(3,786)
Income tax expense	(731)	(596)	(2,334)	(510)
Discontinued operations	—	(508)	—	(949)
Income from continuing operations	$29,113	$17,966	$80,036	$67,281

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of growth projects, capital spending in our pipeline transportation segment included $23.4 million and $36.1 million during the three and nine months ended September 30, 2014 and $5.2 million and $71.4 million during the three and nine months ended September 30, 2013 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline.

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

11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$867	$863	$2,235	$2,344
Petroleum products sales to Davison family businesses(2)	—	399	—	1,043
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$150	$150	$450	$450

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	Amounts included in discontinued operations for all periods presented.
Amount due from Related Party
At September 30, 2014 and December 31, 2013 Sandhill Group, LLC owed us $0.3 million and $0.2 million, respectively, for purchases of CO2.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2014	2013
(Increase) decrease in:
Accounts receivable	$43,591	$(92,906)
Inventories	(14,060)	(32,073)
Other current assets	48,582	13,897
Increase (decrease) in:
Accounts payable	(8,576)	75,506
Accrued liabilities	(30,487)	7,222
Net changes in components of operating assets and liabilities	$39,050	$(28,354)
Payments of interest and commitment fees were $46.3 million and $32.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
At September 30, 2014 and September 30, 2013, we had incurred liabilities for fixed and intangible asset additions totaling $61.2 million and $22.9 million, respectively, that had not been paid at the end of the third quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At September 30, 2014 we had incurred liabilities for other asset additions totaling $9.8 million, that had not been paid at the end of the third quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	601	406
Weighted average contract price per bbl	$95.06	$93.67
Diesel futures:
Contract volumes (1,000 bbls)	100	—
Weighted average contract price per gal	$2.78	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	435	50
Weighted average contract price per bbl	$84.22	$83.85
Crude oil options:
Contract volumes (1,000 bbls)	90	—
Weighted average premium received	$1.19	$—
Diesel options:
Contract volumes (1,000 bbls)	20	—
Weighted average premium received	$2.08	$—
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2014 and December 31, 2013:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2014	December 31, 2013
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$2,922	$615
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,155)	(615)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$1,767	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,155)	$(4,527)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,155	4,527
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2014, we had a net broker receivable of approximately $3.7 million (consisting of initial margin of $1.9 million increased by $1.8 million of variation margin).  As of December 31, 2013, we had a net broker receivable of approximately $5.3 million (consisting of initial margin of $4.1 million increased by $1.2 million of variation margin).  At September 30, 2014 and December 31, 2013, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Commodity derivatives - futures and call options:
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	$(8,738)	$(4,522)	$(5,242)	$(2,877)
Total commodity derivatives		$(8,738)	$(4,522)	$(5,242)	$(2,877)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value at			Fair Value at
	September 30, 2014			December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$2,922	$—	$—	$615	$—	$—
Liabilities	$(1,155)	$—	$—	$(4,527)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates for similar instruments with comparable maturities. At September 30, 2014, our senior unsecured notes had a carrying value of $1.1 billion and a fair value of $1.1 billion, compared to $0.7 billion and $0.7 billion, respectively, at December 31, 2013. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
16. Subsequent Events
On October 10, 2014, we entered into definitive agreements to acquire from Mid Ocean Tanker Company, LLC, the M/T American Phoenix and two related charters for approximately $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity, which was completed in 2012. It is under charter to large energy companies into 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Condensed Consolidating Financial Information
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$16,240	$676	$—	$16,925
Other current assets	1,189,487	—	429,295	55,263	(1,221,663)	452,382
Total current assets	1,189,496	—	445,535	55,939	(1,221,663)	469,307
Fixed assets, at cost	—	—	1,545,752	122,379	—	1,668,131
Less: Accumulated depreciation	—	—	(226,936)	(21,209)	—	(248,145)
Net fixed assets	—	—	1,318,816	101,170	—	1,419,986
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	29,585	—	236,933	148,196	(155,488)	259,226
Equity investees	—	—	639,047	—	—	639,047
Investments in subsidiaries	1,442,767	—	127,585	—	(1,570,352)	—
Total assets	$2,661,848	$—	$3,092,962	$305,305	$(2,947,503)	$3,112,612
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$19,142	$—	$1,616,529	$19,477	$(1,221,251)	$433,897
Senior secured credit facility	335,000	—	—	—	—	335,000
Senior unsecured notes	1,050,673	—	—	—	—	1,050,673
Deferred tax liabilities	—	—	17,178	—	—	17,178
Other liabilities	—	—	15,277	158,870	(155,316)	18,831
Total liabilities	1,404,815	—	1,648,984	178,347	(1,376,567)	1,855,579
Partners’ capital	1,257,033	—	1,443,978	126,958	(1,570,936)	1,257,033
Total liabilities and partners’ capital	$2,661,848	$—	$3,092,962	$305,305	$(2,947,503)	$3,112,612

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$887,709	$22,104	$(18,230)	$891,583
Refinery services	—	—	52,046	2,193	(3,031)	51,208
Pipeline transportation services	—	—	15,313	6,010	—	21,323
Total revenues	—	—	955,068	30,307	(21,261)	964,114
COSTS AND EXPENSES:
Supply and logistics costs	—	—	849,337	22,601	(18,229)	853,709
Refinery services operating costs	—	—	29,332	2,167	(2,468)	29,031
Pipeline transportation operating costs	—	—	6,820	373	—	7,193
General and administrative	—	—	13,735	30	—	13,765
Depreciation and amortization	—	—	23,841	1,307	—	25,148
Total costs and expenses	—	—	923,065	26,478	(20,697)	928,846
OPERATING INCOME	—	—	32,003	3,829	(564)	35,268
Equity in earnings of subsidiaries	49,550	—	223	—	(49,773)	—
Equity in earnings of equity investees	—	—	15,017	—	—	15,017
Interest (expense) income, net	(20,437)	—	3,900	(3,904)	—	(20,441)
Income from continuing operations before income taxes	29,113	—	51,143	(75)	(50,337)	29,844
Income tax expense	—	—	(985)	254	—	(731)
Income from continuing operations	29,113	—	50,158	179	(50,337)	29,113
Income from discontinued operations	—	—	—	—	—	—
NET INCOME	$29,113	$—	$50,158	$179	$(50,337)	$29,113

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$1,013,036	$38,908	$(37,278)	$1,014,666
Refinery services	—	—	50,609	4,199	(2,398)	52,410
Pipeline transportation services	—	—	16,604	6,613	—	23,217
Total revenues	—	—	1,080,249	49,720	(39,676)	1,090,293
COSTS AND EXPENSES:
Supply and logistics costs	—	—	996,937	39,201	(37,278)	998,860
Refinery services operating costs	—	—	31,840	3,862	(2,662)	33,040
Pipeline transportation operating costs	—	—	6,075	203	—	6,278
General and administrative	—	—	11,927	32	—	11,959
Depreciation and amortization	—	—	14,789	1,277	—	16,066
Total costs and expenses	—	—	1,061,568	44,575	(39,940)	1,066,203
OPERATING INCOME	—	—	18,681	5,145	264	24,090
Equity in earnings of subsidiaries	31,046	—	1,078	—	(32,124)	—
Equity in earnings of equity investees	—	—	7,059	—	—	7,059
Interest (expense) income, net	(12,572)	—	4,011	(4,026)	—	(12,587)
Income from continuing operations before income taxes	18,474	—	30,829	1,119	(31,860)	18,562
Income tax expense	—	—	(505)	(91)	—	(596)
Income from continuing operations	18,474	—	30,324	1,028	(31,860)	17,966
Income from discontinued operations	—	—	508	—	—	508
NET INCOME	$18,474	$—	$30,832	$1,028	$(31,860)	$18,474

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,766,077	$84,866	$(75,698)	$2,775,245
Refinery services	—	—	155,470	12,838	(10,106)	158,202
Pipeline transportation services	—	—	46,604	18,831	—	65,435
Total revenues	—	—	2,968,151	116,535	(85,804)	2,998,882
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,667,317	83,517	(75,697)	2,675,137
Refinery services operating costs	—	—	91,322	12,225	(10,173)	93,374
Pipeline transportation operating costs	—	—	21,778	1,276	—	23,054
General and administrative	—	—	40,381	90	—	40,471
Depreciation and amortization	—	—	61,017	3,902	—	64,919
Total costs and expenses	—	—	2,881,815	101,010	(85,870)	2,896,955
OPERATING INCOME	—	—	86,336	15,525	66	101,927
Equity in earnings of subsidiaries	127,343	—	3,982	—	(131,325)	—
Equity in earnings of equity investees	—	—	27,757	—	—	27,757
Interest (expense) income, net	(47,307)	—	11,798	(11,805)	—	(47,314)
Income from continuing operations before income taxes	80,036	—	129,873	3,720	(131,259)	82,370
Income tax expense	—	—	(2,462)	128	—	(2,334)
Income from continuing operations	80,036	—	127,411	3,848	(131,259)	80,036
Income from discontinued operations	—	—	—	—	—	—
NET INCOME	$80,036	$—	$127,411	$3,848	$(131,259)	$80,036

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Supply and logistics	$—	$—	$2,940,710	$112,977	$(99,795)	$2,953,892
Refinery services	—	—	150,058	13,558	(10,246)	153,370
Pipeline transportation services	—	—	46,461	20,072	—	66,533
Total revenues	—	—	3,137,229	146,607	(110,041)	3,173,795
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,879,118	106,713	(99,795)	2,886,036
Refinery services operating costs	—	—	95,922	12,660	(10,278)	98,304
Pipeline transportation operating costs	—	—	19,497	1,010	—	20,507
General and administrative	—	—	34,620	92	—	34,712
Depreciation and amortization	—	—	43,691	3,089	—	46,780
Total costs and expenses	—	—	3,072,848	123,564	(110,073)	3,086,339
OPERATING INCOME	—	—	64,381	23,043	32	87,456
Equity in earnings of subsidiaries	104,431	—	10,849	—	(115,280)	—
Equity in earnings of equity investees	—	—	16,618	—	—	16,618
Interest (expense) income, net	(36,209)	—	12,087	(12,161)	—	(36,283)
Income from continuing operations before income taxes	68,222	—	103,935	10,882	(115,248)	67,791
Income tax benefit (expense)	—	—	(335)	(175)	—	(510)
Income from continuing operations	68,222	—	103,600	10,707	(115,248)	67,281
Income from discontinued operations	—	—	941	—	—	941
NET INCOME	$68,222	$—	$104,541	$10,707	$(115,248)	$68,222

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$17,760	$—	$288,988	$10,706	$(109,335)	$208,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(330,287)	(5,774)	—	(336,061)
Cash distributions received from equity investees - return of investment	38,236	—	11,353	—	(38,237)	11,352
Investments in equity investees	(225,610)	—	(40,426)	—	225,610	(40,426)
Repayments on loan to non-guarantor subsidiary	—	—	3,697	—	(3,697)	—
Proceeds from asset sales	—	—	178	—	—	178
Other, net	—	—	(4,690)	(16)	—	(4,706)
Net cash provided by (used) in investing activities	(187,374)	—	(360,175)	(5,790)	183,676	(369,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,420,900	—	—	—	—	1,420,900
Repayments on senior secured credit facility	(1,668,700)	—	—	—	—	(1,668,700)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(11,857)	—	—	—	—	(11,857)
Issuance of common units for cash, net	225,610	—	225,610	—	(225,610)	225,610
Distributions to partners/owners	(146,350)	—	(146,350)	(1,253)	147,603	(146,350)
Other, net	—	—	106	(3,772)	3,666	—
Net cash provided by (used in) financing activities	169,603	—	79,366	(5,025)	(74,341)	169,603
Net (decrease) increase in cash and cash equivalents	(11)	—	8,179	(109)	—	8,059
Cash and cash equivalents at beginning of period	20	—	8,061	785	—	8,866
Cash and cash equivalents at end of period	$9	$—	$16,240	$676	$—	$16,925

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(139,747)	$—	$348,447	$20,540	$(119,902)	$109,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(188,878)	(10,756)	—	(199,634)
Cash distributions received from equity investees - return of investment	8,711	—	8,272	—	(8,711)	8,272
Investments in equity investees	(263,597)	—	(71,443)	—	263,597	(71,443)
Acquisitions	—	—	(230,921)	—	—	(230,921)
Repayments on loan to non-guarantor subsidiary	—	—	3,341	—	(3,341)	—
Proceeds from asset sales	—	—	810	—	—	810
Other, net	—	—	(1,004)	—	—	(1,004)
Net cash used in investing activities	(254,886)	—	(479,823)	(10,756)	251,545	(493,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,234,500	—	—	—	—	1,234,500
Repayments on senior secured credit facility	(1,323,200)	—	—	—	—	(1,323,200)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Issuance of common units for cash, net	263,597	—	263,597	—	(263,597)	263,597
Distributions to partners/owners	(122,097)	—	(122,097)	(6,545)	128,642	(122,097)
Other, net	—	—	(5,476)	(2,320)	3,312	(4,484)
Net cash provided by (used in) financing activities	394,643	—	136,024	(8,865)	(131,643)	390,159
Net (decrease) increase in cash and cash equivalents	10	—	4,648	919	—	5,577
Cash and cash equivalents at beginning of period	10	—	11,214	58	—	11,282
Cash and cash equivalents at end of period	$20	$—	$15,862	$977	$—	$16,859

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
Overview
We reported net income of $29.1 million, or $0.33 per common unit, during the three months ended September 30, 2014 (“2014 Quarter”) compared to net income of $18.5 million or $0.22 per common unit, during the three months ended September 30, 2013 (“2013 Quarter”).
Available Cash before Reserves increased $17.5 million, or 41%, in the 2014 Quarter (as compared to the 2013 Quarter) to $60.8 million. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) increased by $30.0 million, or 46%, in the 2014 Quarter, as compared to the 2013 Quarter.
The increase in our Segment Margin resulted primarily from increases attributable to our pipeline transportation, refinery services and supply and logistics segments of $7.2 million, $2.7 million and $20.1 million, respectively. These increases, as discussed in more detail below, are primarily related to assets recently acquired, including organic growth projects recently placed in-service. These increases similarly benefited Available Cash before Reserves and net income.
The above factors benefiting net income were partially offset by increases in depreciation and amortization expenses as a result of the effect of recently acquired and constructed assets placed in service.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.

Distribution Increase
In October 2014, we declared our thirty-seventh consecutive increase in our quarterly distribution to our common unitholders. Thirty-two of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In November 2014, we will pay a distribution of $0.58 per unit representing a 11.0% increase from our distribution of $0.5225 per unit related to the third quarter of 2013.
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

Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Income from continuing operations	$29,113	$17,966
Depreciation and amortization	25,148	16,066
Cash received from direct financing leases not included in income	1,404	1,291
Cash effects of sales of certain assets	45	184
Effects of distributable cash generated by equity method investees not included in income	6,741	5,204
Cash effects of legacy stock appreciation rights plan	(129)	(470)
Non-cash legacy stock appreciation rights plan expense (credit)	(608)	(181)
Expenses related to acquiring or constructing growth capital assets	688	3,326
Unrealized loss (gain) on derivative transactions excluding fair value hedges	(3,460)	(779)
Maintenance capital utilized	(242)	(610)
Non-cash tax expense	381	350
Other items, net	1,717	922
Available Cash before Reserves	$60,798	$43,269
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2014 Quarter decreased $126.2 million, or 12%, from the 2013 Quarter. Additionally, our costs and expenses decreased $137.4 million, or 13%, between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two third quarter periods is attributable to a combination of decreased volumes from our continuing operations relating to our supply and logistics segment and a decrease in market prices for crude oil and petroleum products as described below.
Volumes from continuing operations decreased in our supply and logistics segment by 5% quarter to quarter and 4% between the nine month periods principally related to the transitioning of the operations of our refined products business in order to operate within current market conditions, partially offset by increased crude oil gathering and marketing activities. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 8% to $97.17 per barrel in the third quarter of 2014, as compared to $105.83 per barrel in the third quarter of 2013.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Pipeline transportation	$37,020	$29,860	$93,078	$81,512
Refinery services	21,855	19,163	64,354	55,824
Supply and logistics	35,915	15,801	97,390	69,995
Total Segment Margin	$94,790	$64,824	$254,822	$207,331

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

A reconciliation of Segment Margin to income from continuing operations for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Margin	$94,790	$64,824	$254,822	$207,331
Corporate general and administrative expenses	(12,865)	(11,113)	(37,715)	(32,255)
Depreciation and amortization	(25,148)	(16,066)	(64,919)	(46,780)
Interest expense	(20,441)	(12,587)	(47,314)	(36,283)
Distributable cash from equity investees in excess of equity in earnings	(6,741)	(5,204)	(20,326)	(16,659)
Non-cash items not included in Segment Margin	1,653	507	1,935	(2,828)
Cash payments from direct financing leases in excess of earnings	(1,404)	(1,291)	(4,113)	(3,786)
Income tax expense	(731)	(596)	(2,334)	(510)
Discontinued operations	—	(508)	—	(949)
Income from continuing operations	$29,113	$17,966	$80,036	$67,281

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

Pipeline Transportation Segment
Operating results and volumetric data for our pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Crude oil tariffs and revenues - onshore crude oil pipelines	$10,754	$10,667	$31,642	$30,071
Segment Margin from offshore crude oil pipelines, including pro-rata share of distributable cash from equity investees	21,696	11,776	46,534	31,489
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,014	6,703	18,888	20,457
Sales of onshore crude oil pipeline loss allowance volumes	2,378	3,650	7,233	9,292
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(5,433)	(4,455)	(16,080)	(14,320)
Payments received under direct financing leases not included in income	1,404	1,291	4,113	3,786
Other	207	228	748	737
Segment Margin	$37,020	$29,860	$93,078	$81,512

Volumetric Data (barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	61,907	52,557	57,175	53,629
Jay	22,759	39,808	24,965	35,365
Mississippi	14,460	17,768	14,918	18,561
Louisiana (1)	18,331	—	15,177	—
Onshore crude oil pipelines total	117,457	110,133	112,235	107,555

Offshore crude oil pipelines:
CHOPS (2)	186,470	160,105	182,371	133,868
Poseidon (2)	213,855	203,909	208,696	209,713
Odyssey (2)	51,314	45,073	45,626	44,254
GOPL	7,610	8,138	6,419	8,797
Offshore crude oil pipelines total	459,249	417,225	443,112	396,632

CO2 pipeline (Mcf/day):
Free State	144,588	201,635	171,388	212,381

(1) Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.
(2) Volumes for our equity method investees are presented on a 100% basis.
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Pipeline transportation Segment Margin for the 2014 Quarter increased $7.2 million, or 24%. The significant components and details of this change were as follows:

•
Segment Margin from our offshore crude oil pipelines increased $9.9 million, primarily attributable to the SEKCO Pipeline, our 50/50 joint venture with Enterprise Products, being declared mechanically complete and earning certain minimum fees despite no crude oil throughput to date.

•
Volumes on our onshore crude oil pipelines increased primarily due to the increased volumes on our Texas pipeline system and our Louisiana pipeline system. Our Louisiana pipeline system is a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm. This system was placed into service during the first quarter of 2014. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Although volumes on our Free State CO2 pipeline system decreased 57,047 Mcf per day, or 28%, in the 2014 Quarter as compared to the 2013 Quarter, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Pipeline transportation Segment Margin for the nine month periods increased $11.6 million, or 14%. The significant components and details of this change were as follows:

•
Segment Margin from our offshore crude oil pipelines increased $15.0 million, primarily attributable to the SEKCO Pipeline, our 50/50 joint venture with Enterprise Products, being declared mechanically complete and earning certain minimum fees despite no crude throughput to date. In addition this increase in segment margin from offshore crude oil pipelines is also partially attributable to higher throughput volumes on our CHOPS pipeline in the current year.

•
Volumes on our onshore crude oil pipelines increased primarily due to the increased volumes on our Texas pipeline system and our Louisiana pipeline system. Our Louisiana pipeline system is a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm. This system was placed into service during the first quarter of 2014. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Although volumes on our Free State CO2 pipeline system decreased 40,993 Mcf per day, or 19%, in the first nine months of 2014 as compared to the first nine months of 2013, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Volumes sold (in Dry short tons "DST"):
NaHS volumes	36,431	35,946	114,940	109,233
NaOH (caustic soda) volumes	23,368	24,492	71,467	65,442
Total	59,799	60,438	186,407	174,675

Revenues (in thousands):
NaHS revenues	$39,409	$38,493	$123,679	$117,790
NaOH (caustic soda) revenues	12,312	14,454	37,099	38,551
Other revenues	2,209	2,078	5,811	5,151
Total external segment revenues	$53,930	$55,025	$166,589	$161,492

Segment Margin (in thousands)	$21,855	$19,163	$64,354	$55,824

Average index price for NaOH per DST (1)	$588	$606	$588	$611
Raw material and processing costs as % of segment revenues	42%	52%	42%	50%
(1) Source: IHS Chemical
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Refinery services Segment Margin for the 2014 Quarter increased $2.7 million, or 14%. The significant components and details of this change were as follows:

•
NaHS revenues increased 2.4% primarily due to a slight increase in volumes. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which these adjustments apply varies between periods, which had a slightly positive effect for the quarter.

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

•
Caustic soda revenues decreased 15% due to a reduction in our sales volumes, as well as a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda decreased to $588 per DST in the third quarter of 2014 compared to $606 per DST during the third quarter of 2013. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Refinery services Segment Margin for the nine month periods increased $8.5 million, or 15%. The significant components and details of this change were as follows:

•
NaHS revenues increased 5% due primarily to a slight increase in volumes. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which these adjustments apply varies between periods, which had a slightly positive effect for the nine months ending September 30, 2014.

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

•
Caustic soda revenues decreased 4% primarily due to a decrease in our sales price for caustic soda, which was partially offset by an increase in sales volumes. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda decreased to $588 per DST in the first nine months of 2014 compared to $611 per DST during the first nine months of 2013. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Supply and Logistics Segment
Operating results from our supply and logistics segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Supply and logistics revenue	$891,583	$1,014,666	$2,775,245	$2,953,892
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(792,586)	(949,049)	(2,487,175)	(2,743,628)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(62,534)	(50,571)	(189,833)	(142,507)
Segment Margin attributable to discontinued operations	—	514	—	1,076
Other	(548)	241	(847)	1,162
Segment Margin	$35,915	$15,801	$97,390	$69,995

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Continuing operations	96,521	101,635	97,626	101,452
Discontinued operations	—	14,642	—	13,018
Total crude oil and petroleum products sales	96,521	116,277	97,626	114,470

Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets and our logistics capabilities from our terminals, railcars, rail loading and unloading facilities, trucks and barges to provide oil and gas producers, refineries and other customers with a full suite of services. These services include:

•
utilizing our fleet of trucks and trailers, railcars, and barges to transport products (primarily crude oil and petroleum products) for customers, as well as for our own account to take advantage of logistical opportunities primarily in the Gulf Coast states and waterways;

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;

•	supplying petroleum products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets and some end-users, such as paper mills and utilities;

•
purchasing petroleum products from refiners, transporting those products to one of our terminals, blending those products to a quality that meets the requirements of our customers and selling those products;

•	railcar loading and unloading activities at our crude-by-rail terminals; and

•	industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture.
Product purchase and sale activities account for a substantial majority of revenues and costs of our supply and logistics segment. For reference purposes, the average market prices of crude oil and petroleum products decreased 8% and increased 2% between the three and nine month periods, respectively, however that price volatility has a limited impact on our Segment Margin.
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Segment Margin for our supply and logistics segment increased by $20.1 million, or 127% between the two third quarter periods.
In the 2014 Quarter, the increase in our Segment Margin was a result of contributions from our marine transportation business, including our offshore marine transportation business, which we acquired in August 2013. Additionally, Segment Margin increased as a result of increased crude oil marketing and gathering activities and improvement in our refined products business. These improvements included a reduction in volumes in our refined products business as we worked through the dislocations in the prices/margins for the underlying commodities. We continue to transition our refined products operations to a level and structure designed to operate within current market conditions in terms of costs, size and type of activity.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Segment Margin for our supply and logistics segment increased by $27.4 million, or 39% between the two nine month periods.
The increase in our Segment Margin during the first nine months of 2014 was a result of contributions from our marine transportation business, including our offshore marine transportation business, which we acquired in August 2013. Additionally, Segment Margin increased as a result of increased crude oil marketing and gathering activities and improvement in our refined products business. These improvements included a reduction in volumes in our refined products business as we worked through the dislocations in the prices/margins for the underlying commodities. We continue to transition our refined products operations to a level and structure designed to operate within current market conditions in terms of costs, size and type of activity.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$10,909	$6,141	$29,806	$20,977
Segment	896	845	2,718	2,351
Equity-based compensation plan expense	1,272	1,647	6,057	7,175
Third party costs related to business development activities and growth projects	688	3,326	1,890	4,209
Total general and administrative expenses	$13,765	$11,959	$40,471	$34,712
Total general and administrative expenses increased $1.8 million and $5.8 million between the three and nine month periods, respectively, primarily due to higher employee compensation expenses, partially offset by decreases in third party costs related to business development and growth activities. Decreases in equity-based compensation plan expense were primarily due to a decrease in the market prices of our common units. Market prices of our common units decreased 6% between September 30, 2014 as compared to June 30, 2014 and decreased 3% between September 30, 2013 and June 30, 2013.
Equity-based compensation plan expense decreased when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013, as the market price of our common units changed minimally between September 30, 2014 and December 31, 2013 as compared to a 40% increase in the market price for our common units between September 30, 2013 and December 31, 2012. This was partially offset by an increase in the number of participants as of September 30, 2014 as compared to the number of participants as of September 30, 2013.

Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Depreciation expense	$20,736	$11,362	$52,422	$32,920
Amortization of intangible assets	3,148	3,656	9,440	10,892
Amortization of CO2 volumetric production payments	1,264	1,048	3,057	2,968
Total depreciation and amortization expense	$25,148	$16,066	$64,919	$46,780
Total depreciation and amortization expense increased $9.1 million and $18.1 million, between the three and nine month periods, respectively, primarily as a result of the effect of newly acquired and constructed assets placed in service relative to the three and nine month periods in 2013. That increase in depreciation expense was partially offset by a decrease in the amortization of intangible assets. Depreciation expense increased $9.4 million and $19.5 million between the three and nine month periods, respectively, primarily as a result of the acquisition of our offshore marine transportation assets and recently completed growth projects. Amortization of intangible assets decreased $0.5 million and $1.5 million between the three and nine month periods, respectively, as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$3,898	$3,196	$12,070	$8,417
Interest expense, senior unsecured notes	16,844	11,922	43,203	33,697
Amortization of debt issuance costs and premium	1,221	1,106	3,541	3,234
Capitalized interest	(1,522)	(3,637)	(11,500)	(9,065)
Net interest expense	$20,441	$12,587	$47,314	$36,283
Net interest expense increased $7.9 million and $11.0 million between the three and nine month periods, respectively, primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets. In February 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs decreased $2.1 million over the three month periods primarily due to the completion of construction of the SEKCO pipeline, on which we had incurred capitalized interest cost prior to its completion in June 2014. Capitalized interest costs increased $2.4 million in the nine month period due to our growth capital expenditures when compared to the prior year period.
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
Other
Net income for the three months ended September 30, 2014 included an unrealized gain on derivative positions of $3.5 million. Net income for the same period in 2013 included an unrealized gain on derivative positions of $0.8 million. Net income for the nine months ended September 30, 2014 included an unrealized gain on derivative positions of $4.7 million. Net income for the same period in 2013 included an unrealized gain on derivative positions of $2.8 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.

Liquidity and Capital Resources
General
As of September 30, 2014, we had $651.8 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
In September 2014, we issued 4,600,000 Class A common units in a public offering at a price of $50.71 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $225.6 million from the offering. We used the net proceeds for general partnership purposes, including the repayment of borrowings under our revolving credit facility. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for more information.
In June 2014, we amended and restated our $1 billion senior secured credit facility with a syndicate of banks to, among other things, extend the term of our credit facility to July 25, 2019. Additionally, we increased the accordion feature from $300 million to $500 million, giving us the ability to expand the size of the facility up to $1.5 billion for acquisitions or growth projects, subject to lender consent. The inventory financing sublimit tranche under our senior secured credit facility is $150 million, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. At any one time, we can have up to $100 million in letters of credit outstanding under our facility. We had $13.2 million in letters of credit outstanding at September 30, 2014. Due to the revolving nature of loans under our credit facility, we may make additional borrowings and periodic repayments and re-borrowings until the maturity date. At September 30, 2014, we had $335.0 million borrowed under our credit facility, with $71.8 million of the borrowed amount designated as a loan under the inventory sublimit. Thus, the total amount available for borrowings under our credit facility at September 30, 2014 was $651.8 million.
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
At September 30, 2014, long-term debt totaled $1.4 billion, consisting of $335.0 million outstanding under our credit facility (including $71.8 million borrowed under the inventory sublimit tranche), a $350.7 million carrying amount of senior unsecured notes due on December 15, 2018, a $350 million carrying amount of senior unsecured notes due on February 15, 2021 and a $350 million carrying amount of senior unsecured notes due on June 15, 2024.

Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our working capital needs. Excess funds that are generated are used to repay borrowings from our credit facility and/or to fund a portion of our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures.
We typically sell our crude oil in the same month in which we purchase it, and we do not rely on borrowings under our credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem, as we make payments and receive payments for the purchase and sale of crude oil.
In our petroleum products activities, we buy products, and typically, either move those products to one of our storage facilities for further blending or sell those products within days of our purchase. The cash requirements for those activities can result in short term increases and decreases in our borrowings under our credit facility.
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
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2014 and September 30, 2013.
The increase in operating cash flow for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to decreases in working capital needs and increases in cash earnings. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the nine months ended September 30, 2014 were $208.1 million compared to $109.3 million for the nine months ended September 30, 2013.
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
Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2014 and September 30, 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Pipeline transportation assets	$4,731	$334
Refinery services assets	1,709	546
Supply and logistics assets	4,124	2,186
Information technology systems	444	—
Total maintenance capital expenditures(1)	11,008	3,066
Growth capital expenditures:
Pipeline transportation assets	35,799	88,145
Refinery services assets	444	1,750
Supply and logistics assets	299,896	113,894
Information technology systems	514	1,581
Total growth capital expenditures	336,653	205,370
Total capital expenditures for fixed and intangible assets	347,661	208,436
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of offshore marine transportation assets	—	230,921
Total business combinations capital expenditures	—	230,921
Capital expenditures related to equity investees (2)	36,076	71,443
Total capital expenditures	$383,737	$510,800

(1) Maintenance capital expenditures were $6.7 million and $11.0 million, respectively, for the three and nine months ended September 30, 2014.
(2) Amounts represent our investment in the SEKCO pipeline joint venture (see below for more information).
Expenditures for capital assets will depend on our access to debt and equity capital.

Capital Expenditures for Acquisition
We have agreed to acquire for approximately $157 million the M/T American Phoenix and two related charters from Mid Ocean Tanker Company, LLC. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity, which was completed in 2012. It is under charter to large energy companies into 2020. This transaction is subject to receiving consents and approvals customary to these types of transactions, which we expect to receive in the near future.
Growth Capital Expenditures
Total capital expenditures on projects under construction during 2014 are estimated to be approximately $730 million in 2014 and in future periods. We anticipate that approximately $470 million of that total will be spent in 2014, inclusive of expenditures incurred through September 30, 2014. The most significant of these projects currently under construction are described below.
Gulf Coast Infrastructure
We have been improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, constructing a new 18-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm and building a new crude oil unit train unload facility at Scenic Station. The Port Hudson upgrades and new crude oil pipeline were completed in the first quarter of 2014, and Scenic Station became fully operational in July 2014.
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
Inland Marine Barge Transportation Expansion - We ordered 12 new-build barges and 10 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of these barges as of September 2014. We expect to take delivery of those remaining vessels periodically into 2016.

SEKCO Pipeline
The SEKCO Pipeline, our 50/50 joint venture with Enterprise Products in the deepwater Gulf of Mexico, was declared mechanically complete in June and has been made available to serve the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. We have budgeted approximately $200 million for our cumulative share of the pipeline construction through 2014. In 2013 and 2012, we contributed $94.3 million and $63.7 million, respectively, to SEKCO that was used to fund our share of the construction costs incurred during those years. We have budgeted approximately $40.1 million in 2014, of which we have paid $36.1 million during the first nine months of the year.
Distributions to Unitholders
On November 14, 2014, we will pay a distribution of $0.5800 per common unit totaling $54.1 million with respect to the third quarter of 2014 to common unitholders of record on October 31, 2014. This is the thirty-seventh consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
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
There were no changes during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A. Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. On September 22, 2014, we filed a Current Report on Form 8-K that, among other things, revised, clarified and supplemented our risk factors, including those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”) as set forth below.
As part of the filing of this Form 10-Q, we intend to revise, clarify and supplement our risk factors, including those contained in the Annual Report. The risk factor below should be considered together with the other risk factors described in the Annual Report and filings with the SEC under the Securities Exchange Act of 1934, as amended, after the Annual Report. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of the Annual Report.
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. A publicly traded partnership can lose its status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service, or IRS, were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception exists with respect to publicly traded partnerships 90% or more of the gross income of which for every taxable year consists of “qualifying income.” If less than 90% of our gross income for any taxable year is “qualifying income” from transportation or processing of natural resources including crude oil, natural gas or products thereof, interest, dividends or similar sources, we will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. Qualifying income does not include rental income from leasing personal property such as vessels.
The decision of the United States Court of Appeals for the Fifth Circuit in Tidewater Inc. v. United States, 565 F.3d 299 (5th Cir. April 13, 2009) held that the marine time charter being analyzed in that case was a “lease” that generated rental income rather than income from transportation services for purposes of a foreign sales corporation provision of the Internal Revenue Code. Even though (i) the Tidewater case did not involve a publicly traded partnership and it was not decided under Section 7704 of the Internal Revenue Code relating to “qualifying income,” (ii) some experienced practitioners believe the decision was not well reasoned, (iii) the IRS stated in an Action on Decision (AOD 2010-01) that it disagrees with and will not acquiesce to the Fifth Circuit’s marine time charter analysis contained in the Tidewater case and (iv) the IRS has issued several favorable private letter rulings (which can be relied upon and cited as precedent by only the taxpayers that obtained them) relating to time charters since the Tidewater decision was issued, the Tidewater decision creates some uncertainty regarding the status of income from certain of our marine time charters as “qualifying income” under Section 7704 of the Internal Revenue Code. Notwithstanding the foregoing, the Tidewater case is relevant authority because it is the only case of which we and our outside tax counsel are aware directly analyzing whether a particular time charter would constitute a lease or service agreement for certain U.S. federal tax purposes. Due to the uncertainty created by the Tidewater decision, our outside tax counsel, Akin Gump Strauss Hauer & Feld, LLP, was required to change the standard in its opinion relating to our status as a partnership for federal income tax purposes to “should” from “will.”
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
10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 25, 2014 among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto incorporated by reference to Exhibit 1.1 to Form 8-K dated August 29, 2014, File number 1-12295.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	October 31, 2014	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer