Form 10-K
period 2014-12-31
GENESIS ENERGY LP
filed 2015-02-27
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2014 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $3.9 billion based on $56.04 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 27, 2015, the Registrant had 94,989,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2014 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. Our common units are traded on the New York Stock Exchange under the ticker symbol “GEL.” Our principal executive offices are located at 919 Milam, Suite 2100, Houston, Texas 77002 and our telephone number is (713) 860-2500. Except to the extent otherwise provided, the information contained in this annual report is as of December 31, 2014.
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
In the fourth quarter of 2014, we reorganized our operating segments as a result of a change in the way our Chief
Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our marine transportation activities, formerly reported in the Supply and Logistics Segment, are now reported in our Marine Transportation Segment. In addition, the results of our offshore and onshore pipeline transportation activities, formerly reported in the Pipeline Transportation Segment, are now reported separately in our Onshore Pipeline Transportation Segment and Offshore Pipeline Transportation Segment.
As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments – Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
Onshore Pipeline Transportation Segment
Crude Oil Pipelines
We own four onshore crude oil pipeline systems, with approximately 500 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi and Texas. The Federal Energy Regulatory Commission, or FERC, regulates the rates charged by three of our onshore systems to their customers. The rates for the other onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers.
Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
CO2 Pipelines
We own two CO2 pipelines with approximately 270 miles of pipe. We have leased our NEJD System, comprised of 183 miles of pipe in North East Jackson Dome, Mississippi, to an affiliate of a large, independent oil company through 2028. We receive a fixed quarterly payment under the NEJD arrangement. That company also has the exclusive right to use our Free State pipeline, comprised of 86 miles of pipe, pursuant to a transportation agreement that expires in 2028. Payments on the Free State pipeline are subject to an "incentive" tariff which provides that the average rate per mcf that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.
Offshore Pipeline Transportation Segment
We own interests in various offshore crude oil pipeline systems, with approximately 1,200 miles of pipe and an aggregate design capacity of approximately 1,200 MBbls per day, located offshore in the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the United States in 2014. For example, we own a 28% interest in the Poseidon pipeline system and a 50% interest in the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own a 50%

interest in Southeast Keathley Canyon Pipeline Company, LLC, or SEKCO, which is a deepwater pipeline servicing the Lucius field in the southern Keathley Canyon area of the Gulf of Mexico that became operational in 2014. Our offshore pipelines generate cash flows from fees charged to customers or substantially similar arrangements that otherwise limits our direct exposure to changes in commodity prices.
Each of our offshore pipelines currently has significant available capacity to accommodate future growth in the fields from which the production is dedicated to that pipeline as well as to transport volumes from non-dedicated fields both currently in production and to be developed in the future.
Refinery Services Segment
We primarily (i) provide services to ten refining operations located primarily in Texas, Louisiana, Arkansas, Oklahoma and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and caustic soda to large industrial and commercial companies. Our refinery services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our refinery services footprint also includes terminals, and we utilize railcars, ships, barges and trucks to transport product. Our refinery services contracts are typically long-term in nature and have an average remaining term of three years. NaHS is a by-product derived from our refinery services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest marketers of NaHS in North and South America.
Marine Transportation Segment
We own a fleet of 71 barges (62 inland and 9 offshore) with a combined transportation capacity of 2.6 million barrels and 33 push/tow boats (24 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil.
In November 2014 we also acquired from Mid Ocean Tanker Company, LLC, the M/T American Phoenix, an ocean going tanker with 330,000 barrels of cargo capacity. The M/T American Phoenix is currently transporting refined products.
We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products that we transport. Most of our marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships. All of our vessels operate under the United States flag and are qualified for domestic trade under the Jones Act.
Supply and Logistic Segment
Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide oil and gas producers, refineries and other customers with a full suite of services. Our supply and logistics segment owns or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. We have access to a suite of more than 300 trucks, 400 trailers, 562 railcars, and terminals and tankage with 2.9 million barrels of storage capacity in multiple locations along the Gulf Coast as well as capacity associated with our three common carrier crude oil pipelines. Our crude-by-rail operations consist of a total of six facilities, either in operation or under construction, designed to load and/or unload crude oil. The two facilities located in Texas and Wyoming were designed primarily to load crude oil produced locally onto railcars for further transportation to refining markets. The four other facilities (two in Louisiana, one in Mississippi and one in Florida) were designed primarily to unload crude oil from railcars into pipelines, or onto barges, for delivery to refinery customers. Usually, our supply and logistics segment experiences limited commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
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

Business Strategy
Our primary business strategy is to provide an integrated suite of services to oil and gas producers, refineries and other customers. Successfully executing this strategy should enable us to generate and grow sustainable cash flows. We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our refinery services, onshore and offshore pipeline systems, marine transportation and supply and logistics businesses;

•	Economically expanding our pipeline and terminal operations;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.
Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited commodity price risks;

•	Maintain a sound, disciplined capital structure; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
We have limited commodity price risk exposure. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires that we monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory that does not exceed $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate five business segments and own and operate assets that enable us to provide a number of services to oil producers, refinery owners, and industrial and commercial enterprises that use NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on providing services around and within refinery complexes. We are not dependent upon any one customer or principal location for our revenues.

•
Our onshore and offshore pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our producer and refiner customers. In addition, a majority of our terminals are located in areas that can be accessed by truck, rail or barge.

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

•
Our marine transportation assets provide waterborne transportation throughout North America. Our fleet of barges and boats provide service to both inland and offshore customers within a large North American geographic footprint. There are a limited number of Jones Act qualified vessels participating in United States coastwise trade. All of our vessels operate under the United States flag and are qualified for United States coastwise trade under the Jones Act.

•
Our businesses provide consistent consolidated financial performance. Our consistent and improving financial performance, combined with our conservative capital structure, has allowed us to increase our distribution for thirty-eight consecutive quarters as of our most recent distribution declaration. During this period, thirty-three of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year.

•
We are financially flexible and have significant liquidity. As of December 31, 2014, we had $438.8 million available under our $1 billion credit agreement, including up to $105.0 million available under the $150 million petroleum products inventory loan sublimit, and $89.2 million available for letters of credit. Our inventory borrowing base was $45.0 million at December 31, 2014.

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

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2013. Additional information regarding most of these items may be found elsewhere in this report.
Acquisition of the M/T American Phoenix
On November 13, 2014, we completed the acquisition of the M/T American Phoenix from Mid Ocean Tanker Company for $157 million, which became part of our offshore marine transportation business. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012. That acquisition complements and further integrates our existing operations, including our inland barge business (comprised of 62 barges and 24 push/tow boats) and our offshore tank barge and tug business (comprised of 9 boats and 9 barges).
Inland Marine Barge Transportation Expansion
We ordered 12 new-build barges and 10 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of those barges and 2 of those push boats as of December 2014. We expect to take delivery of those remaining vessels periodically into 2016.
ExxonMobil Baton Rouge Project
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, and building a new crude oil unit train unload facility at Scenic Station as well as constructing a new 17-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Exxon Mobil Anchorage Tank Farm. The Port Hudson upgrades and new crude oil pipeline were completed in the first quarter of 2014, and Scenic Station became operational in July 2014.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to the port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic

Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational by the end of the third quarter of 2015.
Deepwater Gulf of Mexico Pipeline Joint Venture
In June 2014, Southeast Keathley Canyon Pipeline Company LLC, or SEKCO, our 50/50 joint venture with Enterprise Products Partners, L.P., completed its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with six Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Apache Deepwater Development LLC, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Plains Offshore Operations, Inc. Those producers have dedicated their production from Lucius to the pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future. Enterprise Products served as construction manager and is the operator of the SEKCO pipeline. SEKCO's customers commenced paying fees to SEKCO upon completion of its pipeline and commenced crude oil deliveries to the SEKCO pipeline in the first quarter of 2015.
The 149-mile, 18-inch diameter pipeline, designed to have a 115,000 barrel per day capacity, connects the Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island that is part of the Poseidon pipeline system, in which we own a 28% interest. See additional discussion regarding this project in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Rail Projects
Walnut Hill - In 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank, related equipment and connections to our Jay System. In April 2014, we completed construction of an additional 110,000 barrel storage tank at our Walnut Hill, Florida crude-by-rail terminal, which will allow us to handle increased rail and pipeline demand. That terminal is connected to our Jay System and now includes 210,000 Barrels of capacity.
Wink - In April 2014, we completed construction on the second phase of our crude oil rail loading facility in Wink, Texas, which allows us to more efficiently load full unit trains. That facility was designed to move crude oil from West Texas to other markets and gives us the capability to load Genesis and third party railcars.
Natchez - During the first quarter of 2014, we completed construction on the second phase of our crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which provides an additional 60 railcar spots and additional heated tanks. That facility is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets via the Mississippi River. This facility has the capability to heat and unload bitumen/dilbit, load trucks, blend crude oil and load barges for distribution to refineries.
Raceland - The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets and is expected to be operational in the second half of 2015.
Thirty-eight Consecutive Distribution Rate Increases
We have increased our quarterly distribution rate for thirty-eight consecutive quarters. Thirty-three of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. On February 13, 2015, we paid a quarterly cash distribution of $0.595 (or $2.38 on an annualized basis) per unit to unitholders of record as of February 2, 2015, an increase of 2.6% from the distribution in the prior quarter, and an increase of 11.2% from the distribution in February 2014. As in the past, future increases (if any) in our quarterly distribution rate will depend on our ability to execute critical components of our business strategy.

Organizational Structure
The following chart depicts our organizational structure at December 31, 2014.

Unitholders
94,989,221 Class A Common Units
39,997 Class B Common Units
Non-economic General Partner Interest
Genesis Energy, L.P. (and subsidiaries)
Genesis Energy, LLC (our general partner)
100%
Segments
Onshore Pipeline Trans.
Offshore Pipeline Trans.
Refinery Services
Marine Transportation
Supply and Logistics

Description of Segments and Related Assets
We conduct our business through five primary segments: Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics. These segments are strategic business units that provide a variety of energy-related services. Financial information with respect to each of our segments can be found in Note 12 to our Consolidated Financial Statements in Item 8.
Onshore Pipeline Transportation
Crude Oil Pipelines
Onshore Crude Oil Pipelines
Through the onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by FERC or the Railroad Commission of Texas (TXRRC). Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
The margins from our onshore crude oil pipeline operations are generated by the difference between the sum of revenues from regulated published tariffs and pipeline loss allowance revenues and the fixed and variable costs of operating and maintaining our pipelines.
We own and operate four onshore common carrier crude oil pipeline systems: the Texas System, the Jay System, the Mississippi System, and the Louisiana System.

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2014 Throughput (Bbls/day) (1)	58,829	24,131	14,829	18,436
System Miles	109	135	235	17
Approximate owned tankage storage capacity (Bbls)	220,000	230,000	247,500	350,000
Location	West Columbia, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA
	Webster, TX to Texas City, TX			Baton Rouge, LA to Port Allen, LA
	Webster, TX to Houston, TX
Rate Regulated	TXRRC	FERC	FERC	FERC

(1)	Our Louisiana pipeline system only had throughput for partial year during 2014, as it was placed into service in March 2014.

•
Texas System. Our Texas System transports crude oil from West Columbia to several delivery points near Houston, Texas. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 43 wells, additional oil storage capacity of 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

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

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to the Baton Rouge Scenic Station and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. This pipeline system was completed in the first quarter of 2014 and Scenic Station became fully operational in July 2014.

CO2 Pipelines
We transport CO2 on our Free State pipeline for a fee and we lease our Northeast Jackson Dome Pipeline System, or NEJD System, for a fee.

Free State Pipeline
Product	CO2
Interest owned	100%
System miles	86
Pipeline diameter	20"
Location	Jackson Dome near Jackson, MS to East Mississippi
Rate Regulated	No
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
Customers
Our customers on our Mississippi, Jay, Louisiana, and Texas systems are primarily large, energy companies. Denbury has exclusive use of the NEJD Pipeline System and is responsible for all operations and maintenance on that system and will bear and assume substantially all obligations and liabilities with respect to that system. Currently, Denbury also has rights to exclusive use of our Free State pipeline.
Revenues from customers of our onshore pipeline transportation segment did not account for more than ten percent of our consolidated revenues. We do not believe the loss of any single customer would have a material adverse effect on us.
Competition
Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to production, refineries and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. Additionally, Denbury is required to use our Free State pipeline for any transportation of CO2 within a dedicated area.
Offshore Pipeline Transportation
Offshore Crude Oil Pipelines
We own interests in several crude oil pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the United States in 2014. CHOPS is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. The SEKCO Pipeline, our 50/50 joint venture with Enterprise Products that was declared complete in June 2014, serves the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. The table below reflects our interests in our operating offshore crude oil pipelines.

	CHOPS	Poseidon	SEKCO	Odyssey	Eugene Island
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil	Crude Oil
Interest Owned	50%	28%	50%	29%	23%
System Miles	380	367	149	120	184
Design Capacity (Bbls/day) (1)	500,000	350,000	115,000	200,000	39,000
2014 Throughput (Bbls/day)	183,726	209,647	N/A(2)	46,717	6,458
Location	Gulf of Mexico (primarily offshore of Texas and Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)	Gulf of Mexico (primarily offshore of Louisiana)
Rate Regulated	No	No	No	No	FERC
In-Service Date	2004	1996	2014	1,998	1983

(1)
Capacity figures represent gross system capacity except Eugene Island, which represents our net capacity in the undivided interest (34%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the oil actually moved.

(2)	Crude throughput volumes on the SEKCO pipeline commenced in the first quarter of 2015. We began earning certain minimum fees upon completion of the SEKCO pipeline in 2014.

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

•
SEKCO Pipeline. SEKCO, our 50/50 joint venture with Enterprise Products, is a deepwater pipeline serving the Lucius oil and gas field located in the southern Keathley Canyon area of the Gulf of Mexico. That pipeline was completed in June 2014. SEKCO has crude oil transportation agreements with six Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Apache Deepwater Development LLC, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Plains Offshore Operations, Inc. Those producers have dedicated their production from Lucius to the pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future. Enterprise Products served as construction manager and is the operator of the SEKCO pipeline. SEKCO’s customers commenced paying fees to SEKCO upon completion of its pipeline and commenced crude oil deliveries to the SEKCO pipeline in the first quarter of 2015.

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

Customers
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
Revenues from customers of our offshore pipeline transportation segment did not account for more than ten percent of our consolidated revenues. We do not believe the loss of any single customer would have a material adverse effect on us.
Competition
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
Refinery Services
Our refinery services segment (i) provides sulfur-extraction services to ten refining operations primarily located in Texas, Louisiana, Arkansas, Oklahoma and Utah, (ii) operates significant storage and transportation assets in relation to our business and (iii) sells NaHS and caustic soda (or NaOH) to large industrial and commercial companies. Our refinery services activities involve processing high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our refinery services activities. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, and Ergon. Our ten refinery services contracts have an average remaining life of three years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
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
We sell caustic soda to many of the same customers who purchase NaHS from us, including pulp and paper manufacturers and customers in the copper mining industry. We also supply caustic soda to some of the refineries in which we operate for use in cleaning processing equipment. We do not believe the loss of any single customer would have a material adverse effect on us.
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
Revenues from customers of our refinery services segment did not account for more than ten percent of our consolidated revenues.
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports heavy refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the United States, principally along the Mississippi River and its tributaries, (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean, and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving customers along the Gulf Coast. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Total Design Capacity (Bbls) (in thousands)	1,718	884	330
Capacity Range (Bbls) (in thousands) (1)	23-39	65-136	330

Number of:
Push/Tug Boats	24	9	—
Barges	62	9	—
Product Tankers	—	—	1

(1)	Represents capacity per barge ranges on our inland and offshore barges, as well as the overall capacity of the M/T American Phoenix.
Customers
Our marine customers are primarily large energy companies and refiners. The M/T American Phoenix is currently operating under long term charters into 2020 with high quality counterparties, including major energy companies. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products that we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as under spot contracts. Most have been our customers for many years and we anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 90% of the marine transportation’s revenues under term contracts during 2014, 2013 and 2012. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2014, 2013 and 2012, approximately 80%, 67% and 37%, respectively, of marine transportation’s revenues were from term contracts and 20%, 33% and 63%, respectively, from spot contracts.
Revenues from customers of our marine transportation segment did not account for more than ten percent of our consolidated revenues. We do not believe the loss of any single customer would have a material adverse effect on us.
Competition
Our competitors for the marine transportation of crude oil and heavy refined petroleum products are both midstream MLPs with marine transportation divisions, along with companies that are in the business of solely marine transportation operations. Competition among common marine carriers is based on a number of factors including proximity to production, refineries and connecting infrastructures, customer service, and transportation pricing.
Our marine transportation segment also competes with other modes of transporting crude oil and heavy refined petroleum products, including pipeline, rail and trucking operations. Each such mode of transportation has different advantages and disadvantages, which often are fact and circumstance dependent. For example, without requiring longer-term economic commitments from shippers, marine and truck transportation can offer shippers much more flexibility to access numerous markets in multiple directions (i.e. pipelines tend to flow in a single direction and are geographically limited by their receipt and delivery points with other pipelines and facilities), and marine transportation offers shippers certain economies of scale as compared to truck transportation. In addition, due to construction costs and timing considerations, marine and truck transportation can provide cost effective and immediate services to a nascent producing region, whereas new pipelines can be very expensive and time consuming to construct and may require shippers to make longer-term economic commitments, such as take-or-pay commitments. On the other hand, in mature developed areas serviced by extensive, multi-directional pipelines, with extensive connections to various market, pipeline transportation may be preferred by shippers, especially if shippers are willing to make longer-term economic commitments, such as take-or-pay commitments.
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
Our crude oil supply and logistics operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and Wyoming. These operations help to ensure (among other things) a base supply source for our oil pipeline systems and our refinery customers while providing our producer customers with a market outlet for their production. We attempt to limit our commodity price risk in our supply and logistics segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of gathering lines, trucks, railcars, barges, terminals and pipelines, we are able to provide transportation related services to, and back-to-back gathering and marketing arrangements with, crude oil producers and refiners. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and transport approximately 80,000 barrels per day of crude oil, much of which is produced from large and growing resource basins throughout Texas and the Gulf Coast. Given our network of terminals, we also have the ability to store crude oil during periods of contango (oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks.

Our refined products supply and logistics operations are concentrated in the Gulf Coast region, principally Texas and Louisiana, and in Wyoming. Through our footprint of owned and leased trucks, leased railcars, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for certain heavy refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. We have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.
We own five active crude oil rail loading/unloading facilities located in Baton Rouge, Louisiana; Walnut Hill, Florida; Wink, Texas; Natchez, Mississippi and Douglas, Wyoming which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities.
As discussed in "Recent Development and Growth Initiatives" above, in early 2013, we began construction on a new crude oil unit train unload facility at Scenic Station, connected to Exxon Mobil Corporation's Baton Rouge refinery. This facility became fully operational in July 2014.
Also, as discussed in "Recent Developments and Growth Initiatives" above, in the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility in Raceland, Louisiana which will connect to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico. This facility is expected to be operational in the second half of 2015.
Our industrial gases supply and logistics operations supply CO2 to industrial customers under four long-term contracts. We obtain our CO2 supply pursuant to our volumetric production payments (also known as VPPs). Our existing customer contracts expire between 2015 and 2023.
Within our supply and logistics business segment, we employ many types of logistically flexible assets. These assets include 300 trucks, 400 trailers, 562 railcars, and terminals and other tankage with 2.9 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge. Our leased railcars consist of approximately 94 refined product railcars and 468 crude oil railcars.
Customers
Our supply and logistics business encompasses hundreds of producers and numerous refineries, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2014, more than 10% of our consolidated revenues were generated from Shell, however, we do not believe that the loss of any one supply and logistics customer would have a material adverse effect on us as these products are readily marketable commodities.
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
Geographic Segments
All of our operations are in the United States. Additionally, we transport and sell NaHS to customers in South America and Canada. Revenues from customers in foreign countries totaled approximately $18 million, $17.0 million and $19.3 million in 2014, 2013 and 2012, respectively. The remainder of our revenues was generated from sales to customers in the United States.
Credit Exposure
Due to the nature of our operations, a disproportionate percentage of our trade receivables constitute obligations of oil companies, independent refiners, and mining and other industrial companies that purchase NaHS. This energy industry concentration has the potential to affect our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of the obligations of large integrated and downstream energy companies with stable payment histories. The credit risk related to contracts that are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.

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
Employees
To carry out our business activities, we employed approximately 1,200 employees at December 31, 2014. None of our employees are represented by labor unions, and we believe that relationships with our employees are good.
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
Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were “grandfathered,” limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under FERC regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the rate increase resulting from application of the index is substantially in excess of the applicable pipeline’s increase in costs.
In addition to the index methodology, FERC allows for rate changes under three other methods—cost-of-service, competitive market showings and agreements between shippers and the oil pipeline company that the rate is acceptable, or Settlement Rates. The pipeline tariff rates on our Mississippi, Jay, and Louisiana Systems are either rates that are subject to change under the index methodology or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.
Our offshore pipelines are neither interstate nor common carrier pipelines. However, these pipelines are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires all pipelines operating on or across the outer continental shelf to provide nondiscriminatory transportation service.
Our intrastate common carrier pipeline operations in Texas are subject to regulation by the Railroad Commission of Texas. The applicable Texas statutes require that pipeline rates and practices be reasonable and non-discriminatory and that pipeline rates provide a fair return on the aggregate value of the property of a common carrier, after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. In addition to our established tariffs, a portion of the volume on our Texas System is now shipped under joint tariffs with Enterprise Products and Exxon. Although no assurance can be given that the tariffs we charge would ultimately be upheld if challenged, we believe that the tariffs now in effect can be sustained.
Our CO2 pipelines are subject to regulation by the state agencies in the states in which they are located.
Marine Regulations
Maritime Law. The operation of towboats, tugboats, barges, vessels and marine equipment create maritime obligations involving property, personnel and cargo and are subject to regulation by the United States Coast Guard (“USCG”), the Environmental Protection Agency (EPA), the Department of Homeland Security (DHS), federal laws, state laws and certain international conventions under General Maritime Law. These obligations can create risks which are varied and include, among other things, the risk of collision and allision, which may precipitate claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities. Routine towage operations can also create risk of personal injury under the Jones Act and General Maritime Law, cargo claims involving the quality of a product and delivery, terminal claims, contractual claims and regulatory issues. Federal regulations also require that all tank barges engaged in the transportation of oil and petroleum in the U.S. be double hulled by 2015. All of our barges are double-hulled.
All of our barges are inspected by the USCG and carry certificates of inspection. All of our towboats and tugboats are certificated by the USCG. Most of our vessels are built to American Bureau of Shipping (“ABS”) classification standards and in some instances are inspected periodically by ABS to maintain the vessels in class standards. The crews we employ aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are documented by the USCG.

We are required by various governmental agencies to obtain licenses, certificates and permits for our vessels depending upon such factors as the cargo transported, the waters in which the vessels operate and other factors. We are of the opinion that our vessels have obtained and can maintain all required licenses, certificates and permits required by such governmental agencies for the foreseeable future.
We believe that additional security and environmental related regulations may be imposed on the marine industry in the form of contingency planning requirements. Generally, we endorse the anticipated additional regulations and believe we are currently operating to standards at least equal to anticipated additional regulations.
Jones Act: The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. We are responsible for monitoring the ownership of our subsidiary that engages in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. Jones Act requirements significantly increase operating costs of United States-flag vessel operations compared to foreign-flag vessel operations. Further, the USCG and ABS maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags or flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.
Merchant Marine Act of 1936: The Merchant Marine Act of 1936 is a federal law providing that, upon proclamation by the president of the United States of a national emergency or a threat to the national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens (including us, provided that we are considered a United States citizen for this purpose). If one of our tow boats or barges were purchased or requisitioned by the United States government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tow boats is requisitioned or purchased and its associated barge or barges are left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barges. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our tow boats or barges.
Security Requirements: The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the USCG of vessel and waterfront facility security plans (“VSP”). Our VSP’s have been approved and we are operating in compliance with the plans for all of its vessels and that are subject to the requirements, whether engaged in domestic or foreign trade.
Railcar Regulation
We operate a number of railcar loading and unloading facilities and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration ("OSHA"), as well as other federal and state regulatory agencies. We believe that our railcar operations are in substantial compliance with all existing federal, state and local regulations.
DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.
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
Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA also adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective January 2011. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it also became effective January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, EPA indicates it will undertake a rulemaking action no later than December 31, 2015, to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. Further, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain or our facilities, beginning in 2012 for emissions occurring in 2011. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility.
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
Our crude oil, refined products and refinery services operations are also subject to the requirements of OSHA and comparable state statutes. Various other federal and state regulations require that we train all operations employees in Hazardous Communication ("HAZCOM") and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.
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
We have exposure to movements in interest rates. The interest rates on our credit facility ($550.4 million outstanding at December 31, 2014) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
We have outstanding debt and the ability to incur more debt. As of December 31, 2014, we had approximately $550.4 million outstanding of senior secured indebtedness and an additional $1,050.6 million of senior unsecured indebtedness.
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
Many of our customers’ drilling activity levels and spending for transportation have been, and may continue to be, impacted by the current deterioration in the commodity markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. During the last half of 2014, there was a significant decline in the price of crude oil and natural gas. Adverse price changes put downward pressure on drilling budgets for crude oil and gas producers, which could result in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems.
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
Further, many of our customers were impacted by the weakened economic conditions and volatility of commodity prices, such as crude oil, experienced in recent years in a manner that influenced the need for our products and services and their ability to pay us for those products and services. We have seen decreases in the prices of crude oil and natural gas in recent quarters and it is uncertain if the declines will continue in the future.
Our refinery services division is dependent on contracts with less than fifteen refineries and much of its revenue is attributable to a few refineries.
If one or more of our refinery customers that, individually or in the aggregate, generate a material portion of our refinery services revenue experience financial difficulties or changes in their strategy for sulfur removal such that they do not need our services, our cash flows could be adversely affected. For example, in 2014, approximately 60% of our refinery services’ division NaHS by-product volumes was attributable to Phillips 66’s refinery located in Westlake, Louisiana. That contract requires Phillips 66 to make available minimum volumes of sour gas to us (except during periods of force majeure). Although the primary term of that contract extends until 2018, if, for any reason, Phillips 66 does not meet its obligations under that contract for an extended period of time, such non-performance could have a material adverse effect on our profitability and cash flow.
We may not be able to renew our marine transportation time charters and contracts when they expire at favorable rates or at all.
During the year ended December 31, 2014, our marine transportation segment received approximately 80% of its revenue from time charters and other fixed contracts. However, there can be no assurance that any of these charters or contracts will be renewed.
If our exposure to the spot market increases, our marine transportation revenues could suffer and our expenses could increase.
During the year ended December 31, 2014, we earned approximately 20% of our marine transportation revenues from spot contracts, where rates are typically volatile and subject to short-term market fluctuations. The spot market for marine transportation services is highly competitive. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit
Our operations are subject to federal and state environmental protection and safety laws and regulations.
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
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA has adopted two sets of related rules, one which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective January 2011. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it also became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, EPA indicates it will undertake a rulemaking action no later than December 31, 2015, to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Further, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. As a result of this continued regulatory focus, future GHG regulations of the oil and natural gas industry remain a possibility.
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
We face periodic dry-docking costs for our vessels, which can be substantial.
Vessels must be dry-docked periodically for regulatory compliance and for maintenance and repair. Our dry-docking requirements are subject to associated risks, including delay, cost overruns, lack of necessary equipment, unforeseen engineering problems, employee strikes or other work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in dry-dockings could have an adverse effect on our marine transportation contract commitments. The cost of repairs and renewals required at each dry-dock are difficult to predict with certainty and can be substantial.

The United States inland waterway infrastructure is aging and may result in increased costs and disruptions to our marine transportation segment.
Maintenance of the United States inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The United States inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products for its marine transportation customers on a timely basis.
Risks Related to Our Partnership Structure
Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of common units.
As of December 31, 2014, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17.1 million or 18% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 13.4% of our Class A Common Units and 76.9% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. Distributions from our joint ventures, other than CHOPS and are subject to the discretion of their respective management committees. Further, each joint venture’s charter documents typically vest in its management committee sole discretion regarding distributions. Accordingly, our joint ventures may not continue to make distributions to us at current levels or at all.
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
Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states in which we do business or may do business in from time to time in the future. Unitholders could be liable for any and all of our obligations as if unitholders were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
unitholders right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

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

	Price Range		Cash Distributions (1)
	High	Low
2013
1st Quarter	$49.34	$36.00	$0.4850
2nd Quarter	$54.91	$44.04	$0.4975
3rd Quarter	$55.99	$45.81	$0.5100
4th Quarter	$53.94	$48.00	$0.5225
2014
1st Quarter	$56.80	$51.08	$0.5350
2nd Quarter	$57.47	$52.60	$0.5500
3rd Quarter	$56.32	$50.38	$0.5650
4th Quarter	$49.92	$34.57	$0.5800

(1)	Cash distributions are shown in the quarter paid and are based on the prior quarter’s activities.
At February 27, 2015, we had 94,989,221 Class A common units outstanding. As of December 31, 2014, the closing price of our common units was $42.42 and we had approximately 47,500 record holders of our Class A common units, which include holders who own units through their brokers “in street name.”
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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Income Statement Data:
Revenues:
Pipeline transportation	86,453	86,508	76,290	62,190	55,652
Refinery services	207,401	205,985	196,017	201,711	151,060
Marine transportation	229,282	152,542	118,204	72,688	39,854
Supply and logistics	3,323,028	3,689,795	2,976,850	2,101,208	1,476,217
Total revenues	$3,846,164	$4,134,830	$3,367,361	$2,437,797	$1,722,783
Equity of earnings of equity investees	$43,135	$22,675	$14,345	$3,347	$2,355
Income (loss) from continuing operations after income taxes (2)	$106,202	$84,004	$97,337	$51,371	$(50,307)
Income (loss) from continuing operations after income taxes attributable to Genesis Energy, L.P. (2)	$106,202	$84,004	$97,337	$51,371	$(48,225)
Income from continuing operations after income taxes available to Common Unitholders	$106,202	$84,004	$97,337	$51,371	$20,163
Income (loss) from continuing operations attributable to Genesis Energy, L.P. per Common Unit: Basic and Diluted	$1.18	$1.00	$1.24	$0.76	$0.50
Cash distributions declared per Common Unit	$2.2300	$2.0150	$1.8225	$1.6500	$1.4900
Balance Sheet Data (at end of period):
Current assets	$355,366	$535,223	$404,034	$376,104	$252,538
Total assets	$3,230,374	$2,862,202	$2,109,664	$1,730,844	$1,506,735
Long-term liabilities	$1,638,026	$1,317,912	$880,518	$688,778	$630,757
Total partners’ capital	$1,229,203	$1,097,737	$916,495	$792,638	$669,264
Other Data:
Volumes—continuing operations:
Onshore crude oil pipeline (barrels per day)	116,225	104,026	92,897	82,712	67,931
Offshore crude oil pipeline (barrels per day) (3)	446,548	404,787	359,387	120,723	149,270
CO2 pipeline (Mcf per day)	173,770	190,274	186,479	169,962	167,619
NaHS sales (DST)	150,038	147,297	142,712	147,670	145,213
NaOH sales (DST)	94,693	87,463	77,492	99,702	93,283
Crude oil and petroleum products sales (barrels per day)	99,139	99,651	79,174	56,903	49,992

(1)
Our operating results and financial position have been affected by acquisitions. For additional information regarding our acquisitions and divestitures during 2014, 2013 and 2012, see Note 3 to our Consolidated Financial Statements included in Item 8.

(2)	Includes executive compensation expense related to Series B and Class B awards borne entirely by our general partner in the amounts of $76.9 million for 2010.

(3)	Includes barrels per day for CHOPS for the period we owned the pipeline in 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry primarily in the Gulf Coast region of the United States. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, trucks, barges and a product tanker. We provide an integrated suite of services to refineries, oil producers, and industrial and commercial enterprises that use NaHS and caustic soda. Our business activities are primarily focused on providing services around and within refinery complexes. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2014 Results

•	Segment Reporting Change

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of 2014 Results
We reported income from continuing operations of $106 million, or $1.18 per common unit, in 2014 compared to income from continuing operations of $84 million, or $1.00 per common unit, in 2013.
Available Cash before Reserves increased $46.5 million in 2014 to $232.6 million as compared to 2013 Available Cash before Reserves of $186.1 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Financial Measures") was $347.3 million in 2014, an increase of $67 million, or 24%, as compared to 2013. The increase in our Segment Margin primarily resulted from increases attributable to our offshore pipeline transportation, refinery services and marine transportation segments of $27 million, $9 million, and $39 million respectively. These increases, as discussed in more detail below, are primarily related to assets recently placed into service, including through acquisitions and organic growth projects. These increases were partially offset by decreases in Segment Margin attributable to our onshore pipeline transportation and supply and logistics segments of $3 million and $5 million respectively. These decreases are described in further detail below.
The above factors benefiting income from continuing operations were partially offset by an $18.1 million increase in interest expense attributable to additional long term debt outstanding and a $26.1 million increase in depreciation and amortization expense as a result of the effect of recently acquired and constructed assets placed in service.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distribution Increase
In January 2015, we declared our thirty-eighth consecutive increase in our quarterly distribution to our common unitholders relative to the fourth quarter of 2014. Thirty-three of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In February 2015, we paid a distribution of $0.5950 per unit related to the fourth quarter of 2014, representing a 11.2% increase from our distribution of $0.5350 per unit related to the fourth quarter of 2013.

Segment Reporting Change
In the fourth quarter of 2014, we reorganized our operating segments as a result of a change in the way our Chief
Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our marine transportation activities, formerly reported in the Supply and Logistics Segment, are now reported in our Marine Transportation Segment. In addition, the results of our offshore and onshore pipeline transportation activities, formerly reported in the Pipeline Transportation Segment, are now reported separately in our Onshore Pipeline Transportation Segment and Offshore Pipeline Transportation Segments.
As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments – Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine
Transportation and Supply and Logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
Acquisitions, Divestitures and Growth Initiatives
M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012.
Inland Marine Barge Transportation Expansion
We ordered 12 new-build barges and 10 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of those barges and 2 of those push boats as of December 2014. We expect to take delivery of those remaining vessels periodically into 2016.
Acquisition of Additional Barges and Tug Boats
On August 28, 2013, we acquired substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for approximately $230.9 million, which we refer to as our offshore marine transportation business and assets. The acquired business was primarily comprised of nine barges and nine tug boats that transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean.
Divestiture of Fuel Procurement Business
On December 31, 2013 we sold our vehicle fuel procurement and delivery logistics management services business for $1 million. The operating results of that business, previously reported within our supply and logistics segment, was reclassified as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.
ExxonMobil Baton Rouge Project
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, and building a new crude oil unit train unload facility at Scenic Station as well as constructing a new 17-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Exxon Mobil Anchorage Tank Farm. The Port Hudson upgrades and new crude oil pipeline were completed in the first quarter of 2014, and Scenic Station became operational in July 2014.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to the port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17-mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational by the end of the third quarter of 2015.

Deepwater Gulf of Mexico Pipeline Joint Venture
In June 2014, Southeast Keathley Canyon Pipeline Company LLC, or SEKCO, our 50/50 joint venture with Enterprise Products Partners, L.P., completed its deepwater pipeline serving the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with six Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Apache Deepwater Development LLC, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Plains Offshore Operations, Inc. Those producers have dedicated their production from Lucius to the pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future. Enterprise Products served as construction manager and is the operator of the new SEKCO pipeline. SEKCO's customers commenced paying fees to SEKCO upon completion of its pipeline and commenced crude oil deliveries to the SEKCO pipeline in the first quarter of 2015.
The 149-mile, 18-inch diameter pipeline, designed to have a 115,000 barrel per day capacity, connects the Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island that is part of the Poseidon pipeline system, in which we own a 28% interest. See additional discussion regarding this project in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Rail Projects
Walnut Hill - In 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank, related equipment and connections to our Jay System. In April 2014, we completed construction of an additional 110,000 barrel storage tank at our Walnut Hill, Florida crude-by-rail terminal, which will allow us to handle increased rail and pipeline demand. That terminal is connected to our Jay System and now includes 210,000 Barrels of capacity.
Wink - In April 2014, we completed construction on the second phase of our crude oil rail loading facility in Wink, Texas, which allows us to more efficiently load full unit trains. That facility was designed to move crude oil from West Texas to other markets and gives us the capability to load Genesis and third party railcars.
Natchez - During the first quarter of 2014, we completed construction on the second phase of our crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which provides an additional 60 railcar spots and additional heated tanks. That facility is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets via the Mississippi River. This facility has the capability to heat and unload bitumen/dilbit, load trucks, blend crude oil and load barges for distribution to refineries.
Raceland - The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets and is expected to be operational in the second half of 2015.
Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations--Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.
Revenues, Costs and Expenses and Income from Continuing Operations
Our revenues from continuing operations for the year ended December 31, 2014 decreased $288.7 million, or 7% from 2013. Additionally, our costs and expenses from continuing operations decreased $310.5 million or 8% between the two periods. The majority of our revenues and our costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between 2014 and 2013 is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below.
The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 5% to $93.00 per barrel in 2014, as compared to $97.97 per barrel in 2013.
Prices of crude oil and petroleum products have continued to decline since December 31, 2014. We would expect these changes in crude oil prices to continue to cause fluctuations in our revenues and similarly costs as derived from the purchase and sale of crude oil and petroleum products, therefore producing minimal impact on segment margin from these operations. We have focused the efforts of the our businesses, the majority of which are fee based, on customers further downstream in the energy value chain, where refiners are our primary customers rather than producers. The primary exception to this focus being the investments we have made in our offshore pipeline transportation assets, where we continue to believe that the development of long-lived deepwater reservoirs in the Gulf of Mexico will continue to be economically viable, in most cases, even in this lower commodity price environment. Given these facts, we would not expect changes in commodity prices to impact our Segment Margin in the same manner in which they impact our revenues and costs as derived from the purchase and sale of crude oil and petroleum products. See below for further discussion surrounding Segment Margin.
Income from continuing operations increased $22.2 million in 2014 from 2013. See "Overview of 2014 Results" above for additional discussion.
Revenues from continuing operations in 2013 increased $767.5 million, or 23% from 2012. Additionally, our costs and expenses from continuing operations increased $771.4 million, or 24%, between the two periods. The significant increase in our revenues and costs between 2013 and 2012 is primarily attributable to increased volumes from our continuing operations and our acquisitions, as well as slight increases in the market prices for crude oil and petroleum products. Volumes from continuing operations increased in our supply and logistics segment in 2013 by 26% from 2012, as explained in our supply and logistics Segment Margin discussion below. The average closing prices for WTI crude oil on the NYMEX were increased 4% to $97.97 per barrel in 2013, as compared to $94.21 per barrel in 2012. Income from continuing operations decreased $13.3 million in 2013 to $84.0 million from $97.3 million in 2012. The decrease in income from continuing operations during 2013 was primarily due to the reversal in 2012 of a provision for uncertain tax positions combined with increases in interest expense, general and administrative expenses related to growth capital expenditures, and depreciation and amortization expense.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Onshore pipeline transportation	$61,231	$64,349	$58,039
Offshore pipeline transportation	71,598	44,530	38,500
Refinery services	84,851	75,361	72,883
Marine transportation	86,239	47,726	37,528
Supply and logistics	43,345	48,394	55,383
Total Segment Margin	$347,264	$280,360	$262,333

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$42,347	$39,627
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	25,241	26,342
Sales of onshore crude oil pipeline loss allowance volumes	9,049	11,526
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(21,868)	(19,217)
Payments received under direct financing leases not included in income	5,529	5,110
Other	933	961
Segment Margin	$61,231	$64,349

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	58,829	51,067
Jay	24,131	34,933
Mississippi	14,829	18,026
Louisiana (1)	18,436	—
Onshore crude oil pipelines total	116,225	104,026

CO2 pipeline (average Mcf/day):
Free State	173,770	190,274

(1)	Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.
Onshore Pipeline Transportation Segment Margin for 2014 decreased $3.1 million, or 5%, from 2013. The significant components of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, decreased Segment Margin by $2.5 million. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on this system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased $2.7 million, or 7%, primarily due to a net increase in throughput volumes of 12,199 barrels per day, primarily from the addition of our Louisiana pipeline system and increases in volumes on our Texas pipeline system. Our Louisiana pipeline system is a new 17-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm. This system was placed into service during the first quarter of 2014. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Onshore pipeline operating costs, excluding non-cash charges, increased $2.7 million due to pipeline integrity maintenance expenditures on our onshore pipelines, employee compensation and related benefit costs and general increases in operating costs inclusive of safety program costs.

•
Volumes on our Free State CO2 pipeline system decreased 16,504 Mcf per day, or 9%. We provide transportation services on our Free State CO2 pipeline system through an "incentive" tariff, which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a certain base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Offshore Pipeline Transportation Segment
Our offshore pipeline transportation segment is comprised of interests in five offshore pipeline systems and related assets, including four joint ventures which we account for under the equity method of accounting. One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system. Segment Margin for our Offshore Pipeline Transportation Segment as disclosed below primarily consists of distributions received based on our ownership percentage in each of our four offshore pipeline joint ventures. These distributions typically correlate with volumes transported, as rates per barrel do not materially fluctuate between periods.
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Offshore Pipeline Transportation Segment Margin(1)	$71,598	$44,530

Volumetric Data (average barrels/day unless otherwise noted):
Offshore crude oil pipelines:
CHOPS (2)	183,726	143,854
Poseidon (2)	209,647	207,372
Odyssey (2)	46,717	44,978
GOPL	6,458	8,583
SEKCO (3)	—	—
Offshore crude oil pipelines total	446,548	404,787

(1)
Offshore Pipeline Transportation segment margin includes approximately $71 million and $44 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2014 and 2013, respectively.

(2)	Volumes for our equity method investees are presented on a 100% basis.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015.

Offshore Pipeline Transportation Segment Margin for 2014 increased $27 million, or 61%, from 2013. This increase is primarily attributable to the SEKCO pipeline, our 50/50 joint venture with Enterprise Products, being completed and earning certain minimum fees despite no crude throughput to date through 2014. This increase in segment margin from offshore crude oil pipelines is also partially attributable to higher throughput volumes on our CHOPS pipeline in the current year.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2014	2013
Volumes sold (in Dry short tons "DST"):
NaHS volumes	150,038	147,297
NaOH (caustic soda) volumes	94,693	87,463
Total	244,731	234,760

Revenues (in thousands):
NaHS revenues	$161,962	$159,125
NaOH (caustic soda) revenues	48,610	50,748
Other revenues	7,725	6,987
Total external segment revenues	$218,297	$216,860

Segment Margin (in thousands)	$84,851	$75,361

Average index price for NaOH per DST (1)	$589	$604
Raw material and processing costs as % of segment revenues	43%	49%

(1)	Source: IHS Chemical
Refinery Services Segment Margin for 2014 increased $9.5 million, or 13%, from 2013. The significant components of this fluctuation were as follows:

•
NaHS revenues increased 2% primarily due to a slight increase in volumes. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks, freight, labor, energy costs and government indexes. The frequency at which these adjustments are applied varies by contract, geographic region and supply point.

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

•
Caustic soda revenues decreased 4%, primarily due to a decrease in our sales price for caustic soda, which was partially offset by an increase in sales volumes. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda decreased to $589 per DST during 2014 compared to $604 per DST during 2013. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally changes in caustic soda index prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 71 barges (62 inland and 9 offshore) with a combined transportation capacity of 2.6 million barrels, 33 push/tow boats (24 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2014	2013
Revenues (in thousands):
Inland freight revenues	$92,311	$80,536
Offshore freight revenues	82,732	28,164
Other rebill revenues (2)	54,239	43,842
Total segment revenues	$229,282	$152,542

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$143,043	$104,816

Segment Margin (in thousands)	$86,239	$47,726

Fleet Utilization: (1)
Inland Barge Utilization	97.5%	99.2%
Offshore Barge Utilization	99.6%	99.8%
(1) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
(2) We are contractually able to rebill a certain portion of our operating costs to our customers.
Marine Transportation Segment Margin for 2014 increased $38.5 million, or 81%, from 2013. The significant components of this fluctuation were as follows:

•	An increase in segment margin in 2014 due to a full year of operating results from our offshore marine transportation business, which we acquired in August 2013.

•	The expansion of our inland marine fleet in 2014, with "new builds" including the addition of 8 inland barges and 2 inland pushboat in 2014.

•	The acquisition of the M/T American Phoenix in late 2014, which became immediately accretive to Segment Margin at that time.
Utilization rates on our both our inland and offshore barge fleets did not change significantly in 2014 as compared to 2013.
Supply and Logistics Segment
Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide oil and gas producers, refineries and other customers with a full suite of services. Our supply and logistics segment owns or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. These services include:

•	utilizing the fleet of trucks, trailers and railcars owned or leased by our supply and logistics segment to transport products (primarily crude oil and petroleum products) for customers;

•
utilizing various modes of transportation owned by third parties and us to transport products (primarily crude oil and petroleum products) for our own account to take advantage of logistical opportunities primarily in the Gulf Coast states and waterways;

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
We utilize our fleet of 300 trucks, 400 trailers, 562 railcars, and 2.9 million barrels of leased and owned storage capacity to service our crude oil and refining customers and to store and blend the intermediate and finished refined products.
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Supply and logistics revenue	$3,323,028	$3,689,795
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(3,167,749)	(3,545,830)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(111,548)	(99,179)
Segment Margin attributable to discontinued operations	—	2,378
Other	(386)	1,230
Segment Margin	$43,345	$48,394

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Continuing operations	99,139	99,651
Discontinued operations	—	13,110
Total crude oil and petroleum products sales	99,139	112,761

Rail load/unload volumes (1)	32,559	19,721
(1) Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Segment Margin for our supply and logistics segment decreased $5 million or 10% , 2014 as compared to 2013. The decline is primarily attributable to $5 million in charges related to our planned exit of certain terminal facilities relating to our heavy fuel oil business, including non-recurring excess storage and tank cleaning costs from termination of certain storage facility leases with third parties.

Crude and petroleum products volumes from continuing operations decreased slightly in 2014. In addition to this decrease, operating costs (excluding the above charges) increased 7% due to primarily to the recent growth in our crude oil rail loading and unloading and terminal operations. Segment margin was also negatively impacted by $2 million of 2013 margin pertaining to discontinued operations. Offsetting these factors was an improvement at managing our revenues and direct product costs in a volatile price environment in 2014.
The charge we took in our heavy fuel oil business is intended to allow us to "right size" that business prospectively to match the lower volumes of blend materials currently available for us to economically handle compared to the volumes that have historically been available to us. This new market reality has resulted, primarily, from the general lightening of refineries' crude slates resulting in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements. In the first quarter of 2015, we will be exiting certain third-party terminal facilities historically leased to us to support our heavy fuel oil business.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2014	2013
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$39,445	$28,517
Segment	3,606	3,302
Equity-based compensation plan expense	5,111	9,180
Third party costs related to business development activities and growth projects	2,530	5,791
Total general and administrative expenses	$50,692	$46,790
Total general and administrative expenses increased $4 million between 2014 and 2013, primarily due to higher employee compensation expenses, as partially offset by decreases in equity-based compensation plan expense and third party costs related to business development activities and growth project. Third party costs related to business development activities and growth projects decreased $3.3 million due to the 2013 acquisition of our offshore marine transportation assets, during which time a significant amount of such costs were incurred. Decreases in the market price of our common units resulted in decreased expenses related to our equity-based compensation plans. The market price of our common units at December 31, 2014 was $42.42 compared to $52.57 at December 31, 2013, representing a 19% decrease, as compared to a 47% increase in the market price of our common units between December 31, 2013 and December 31, 2012. This was partially offset by an increase in the number of participants as of December 31, 2014 as compared to the number of participants as of December 31, 2013.
Depreciation and amortization expense

	Year Ended December 31,
	2014	2013
	(in thousands)
Depreciation on fixed assets	$73,230	$46,325
Amortization of intangible assets	13,436	14,560
Amortization of CO2 volumetric production payments	4,242	3,899
Total depreciation and amortization expense	$90,908	$64,784
Total depreciation and amortization expense increased $26.1 million between 2014 and 2013 primarily as a result of placing newly acquired and constructed assets in service during calendar 2014 and the later part of 2013. This increase is partially offset by decreases in amortization of intangible assets. Depreciation expense increased $26.9 million primarily as a result of the 2013 acquisition of our offshore marine transportation assets and recently completed internal growth projects. Amortization of intangible assets decreased $1.1 million. A significant portion of our intangible assets were acquired in 2007 and are being amortized in relation to the benefit they provide to future cash flows, which is typically greater in the years closer to the period of acquisition.

Interest expense, net

	Year Ended December 31,
	2014	2013
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$15,592	$11,949
Interest expense, senior unsecured notes	60,047	45,619
Amortization and write-off of debt issuance costs and premium	4,785	4,339
Capitalized interest	(13,785)	(13,324)
Net interest expense	$66,639	$48,583
Net interest expense increased $18.1 million during 2014 primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets. In May 2014, we issued an additional $350 million of aggregate principal amount of 5.625% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs increased slightly in 2014 due to our growth capital expenditures when compared to the prior year.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$39,627	$31,931
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	26,342	26,603
Sales of crude oil pipeline loss allowance volumes	11,526	9,165
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(19,217)	(15,607)
Payments received under direct financing leases not included in income	5,110	5,016
Other	961	931
Segment Margin	$64,349	$58,039

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	51,067	51,880
Jay	34,933	22,306
Mississippi	18,026	18,711
Louisiana	—	—
Onshore crude oil pipelines total	104,026	92,897

CO2 pipeline (average Mcf/day):
Free State	190,274	186,479
During 2013, crude oil volumes shipped on our Jay System increased 12,627 barrels per day (or 57%). Additional barrels received at our new crude-by-rail unloading terminal at Walnut Hill, Florida, increased volumes on the Jay System.
Segment Margin for our onshore pipeline transportation segment increased $6.3 million, or 11%, in 2013 as compared to 2012. The significant components of this change were as follows:

•
Crude oil tariff revenues of onshore crude oil pipelines increased $7.7 million, or 24%, primarily due to (1) upward tariff indexing of approximately 4.6% for our FERC-regulated pipelines effective in July 2013 and (2) a net increase in throughput volumes of 12,627 barrels per day primarily from our Jay pipeline system primarily from additional barrels received at our crude-by-rail unloading terminal at Walnut Hill, Florida.

•	Onshore crude oil pipeline loss allowance volumes, collected and sold, improved Segment Margin by $2.4 million due to an increase in barrels transported in 2013 compared to 2012.

•
Pipeline operating costs, excluding non-cash charges, increased $3.6 million, due to pipeline integrity maintenance expenditures on the pipelines, employee compensation and related benefit costs and general increases in operating costs inclusive of safety program costs.

Offshore Pipeline Transportation Segment
Our offshore pipeline transportation segment is comprised of interests in five offshore pipeline systems and related assets, including four joint ventures which we account for under the equity method of accounting. One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided joint interest in the Eugene Island pipeline system. Segment Margin for our Offshore Pipeline Transportation Segment as disclosed below primarily consists of distributions received based on our ownership percentage in each of our four offshore pipeline joint ventures. These distributions typically correlate with volumes transported, as rates per barrel do not materially fluctuate between periods.
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Segment Margin (1)	$44,530	$38,500

Volumetric Data (average barrels/day unless otherwise noted):
Offshore crude oil pipelines:
CHOPS (2)	143,854	96,664
Poseidon (2) (3)	207,372	211,375
Odyssey (2) (3)	44,978	36,157
GOPL (3)	8,583	15,191
SEKCO (2)	—	—
Offshore crude oil pipelines total	404,787	359,387

(1)
Offshore Pipeline Transportation segment margin includes approximately $44 million and $37 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2013 and 2012, respectively.

(2)	Volumes for our equity method investees are presented on a 100% basis.

(3)	Acquired in January 2012.
Segment Margin for our onshore pipeline transportation segment increased $6.0 million, or 16%, in 2013 as compared to 2012, primarily reflecting an increased contribution from CHOPS. CHOPS crude oil volumes increased by 47,190 barrels per day during 2013 due to the completion of improvement facility work by producers at the connected production fields in 2012 resulted in higher volumes transported on CHOPS in 2013. This was partially offset by a slight net decrease in crude oil volumes per day on our other offshore pipeline systems.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2013	2012
Volumes sold (in DST):
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

Marine Transportation Segment
Operating results for the marine transportation segment were as follows:

	Year Ended December 31,
	2013	2012
Revenues (in thousands):
Inland freight revenues	$80,536	$77,023
Offshore freight revenues	28,164	—
Other rebill revenues	43,842	41,181
Total segment revenues	$152,542	$118,204

Operating Costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$104,816	$80,676

Segment Margin (in thousands)	$47,726	$37,528

Fleet Utilization: (1)
Inland Barge Utilization	99.2%	98.1%
Offshore Barge Utilization	99.8%	N/A
(1) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2013 increased $10.2 million, or 27% from 2012. This increase in segment margin in 2013 is primarily due to the acquisition of our offshore marine transportation business, which we acquired in August 2013. Utilization rates on our inland barge fleet did not change significantly in 2013 as compared to 2012.
Supply and Logistics Segment
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Supply and logistics revenue	$3,689,795	$2,976,850
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(3,545,830)	(2,840,883)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(99,179)	(80,597)
Segment Margin attributable to discontinued operations	2,378	(846)
Other	1,230	859
Segment Margin	$48,394	$55,383

Volumetric Data (average barrels per day):
Crude oil and petroleum products:
Continuing operations	99,651	79,174
Discontinued operations	13,110	14,869
Total crude oil and petroleum products	112,761	94,043

Rail load/unload volumes (1)	19,721	3,909
(1) Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.

As discussed above in “Revenues, Costs and Expenses and Income from Continuing Operations,” the average market prices of crude oil and petroleum products increased slightly between 2013 and 2012. Fluctuations in these prices, however, have a limited impact on our Segment Margin.
Segment Margin for our supply and logistics segment decreased $7.0 million, or 13%, in 2013 as compared to 2012.
Crude and petroleum products volumes from continuing operations increased 26% in 2013. Somewhat offsetting this increase, operating costs, excluding non-cash charges, increased 23% between 2013 and 2012 primarily due to employee compensation and related benefit costs. Increases in those costs are the result of a higher number of employees from our expanded trucking fleet and the recent growth in our crude oil rail loading and unloading operations. Segment Margin in 2013 was also adversely impacted by railcar rental and storage costs incurred in advance of completion dates on certain of our rail projects, ineffectiveness of hedging certain crude oil volumes and volumetric measurement losses.
Additionally, in the second half of 2013, fluctuations in commodity margins for some of our refined products resulted in a decision by us to postpone sales and carry products in inventory for longer periods. Our decisions, from time to time, to carry more or less product inventory than usual are often driven by dislocations in the prices/margins for the underlying commodities. While certain conditions that gave rise to challenges beginning in the latter half of 2013 somewhat ameliorated, the level of activity, relative to our past years of experience, had not fully recovered by the end of 2013, resulting in lower volumes handled at reduced margins. Given these changing fundamentals, our operations remain in the process of transitioning from a level and structure designed to operate within historical market conditions in terms of costs, size and type of activity. This transition, as previously noted, has continued into 2014. See previous discussion in comparing Supply and Logistics Segment Margin between 2014 and 2013 for further updates on our refined products business, including recent actions taken.
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
Net interest expense increased $7.7 million during 2013, primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets. In February 2013, we issued an additional $350 million of aggregate principal amount of 5.75% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs, which increased due to our capital expenditures and investments in the SEKCO pipeline joint venture (see below for more information), partially offset the increase in interest expense.
Other Consolidated Results
Income Taxes
A portion of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. As a result, a substantial portion of the income tax expense we record relates to the operations of those corporations, and will vary from period to period based on the percentage of our income or loss that is derived from those corporations. The balance of the income tax expense we record relates to state taxes imposed on our operations that are treated as income taxes under generally accepted accounting principles and foreign income taxes. During 2014 and 2013, we recorded income tax expense of $2.8 million and $0.8 million, respectively. In 2012, we recorded income tax benefit of $9.2 million. The benefit during 2012 is primarily due to the reversal of $8.2 million in uncertain tax positions as a result of tax audit settlements and the expiration of statutes of limitation.
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
Overview
This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in GAAP. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedule below provides a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure - income from continuing operations. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves measures is just one of the relevant data points considered from time to time.
When evaluating our performance and making decisions regarding our future direction and actions (including making discretionary payments, such as quarterly distributions) our board of directors and management team has access to a wide range of historical and forecasted qualitative and quantitative information, such as our financial statements; operational information; various non-GAAP measures; internal forecasts; credit metrics; analyst opinions; performance, liquidity and similar measures; income; cash flow; and expectations for us, and certain information regarding some of our peers. Additionally, our board of directors and management team analyze, and place different weight on, various factors from time to time. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants. We attempt to provide adequate information to allow each individual investor and other external user to reach her/his own conclusions regarding our actions without providing so much information as to overwhelm or confuse such investor or other external user.
Available Cash before Reserves
Purposes, Uses and Definition
Available Cash before Reserves, also referred to as distributable cash flow, is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and is commonly used as a supplemental financial measure by management and by external users of financial statements such as investors, commercial banks, research analysts and rating agencies, to aid in assessing, among other things:

(1)	the financial performance of our assets;

(2)	our operating performance;

(3)	the viability of potential projects, including our cash and overall return on alternative capital investments as compared to those of other companies in the midstream energy industry;

(4)	the ability of our assets to generate cash sufficient to satisfy certain non-discretionary cash requirements, including interest payments and certain maintenance capital requirements; and

(5)	our ability to make certain discretionary payments, such as distributions on our units, growth capital expenditures, certain maintenance capital expenditures and early payments of indebtedness.
We define Available Cash before Reserves as income from continuing operations as adjusted for specific items, the most significant of which are the addition of certain non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows and the subtraction of maintenance capital utilized, which is described in detail below.
Recent Change in Circumstances and Disclosure Format
We have implemented a modified format relating to maintenance capital requirements because of our expectation that our future maintenance capital expenditures may change materially in nature (discretionary vs. non-discretionary), timing and amount from time to time. We believe that, without such modified disclosure, such changes in our maintenance capital expenditures could be confusing and potentially misleading to users of our financial information, particularly in the context of the nature and purposes of our Available Cash before Reserves measure. Our modified disclosure format provides those users with new information in the form of our maintenance capital utilized measure (which we deduct to arrive at Available Cash before Reserves). Our maintenance capital utilized measure constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period.
Maintenance Capital Requirements
MAINTENANCE CAPITAL EXPENDITURES
Maintenance capital expenditures are capitalized costs that are necessary to maintain the service capability of our existing assets, including the replacement of any system component or equipment which is worn out or obsolete. Maintenance capital expenditures can be discretionary or non-discretionary, depending on the facts and circumstances.
Historically, substantially all of our maintenance capital expenditures have been (a) related to our pipeline assets and similar infrastructure, (b) non-discretionary in nature and (c) immaterial in amount as compared to our Available Cash before Reserves measure. Those historical expenditures were non-discretionary (or mandatory) in nature because we had very little (if any) discretion as to whether or when we incurred them. We had to incur them in order to continue to operate the related pipelines in a safe and reliable manner and consistently with past practices. If we had not made those expenditures, we would not have been able to continue to operate all or portions of those pipelines, which would not have been economically feasible. An example of a non-discretionary (or mandatory) maintenance capital expenditure would be replacing a segment of an old pipeline because one can no longer operate that pipeline safely, legally and/or economically in the absence of such replacement.
Prospectively, we believe a substantial amount of our maintenance capital expenditures from time to time will be (a) related to our assets other than pipelines, such as our marine vessels, trucks and similar assets, (b) discretionary in nature and (c) potentially material in amount as compared to our Available Cash before Reserves measure. Those future expenditures will be discretionary (or non-mandatory) in nature because we will have significant discretion as to whether or when we incur them. We will not be forced to incur them in order to continue to operate the related assets in a safe and reliable manner. If we chose not make those expenditures, we would be able to continue to operate those assets economically, although in lieu of maintenance capital expenditures, we would incur increased operating expenses, including maintenance expenses. An example of a discretionary (or non-mandatory) maintenance capital expenditure would be replacing an older marine vessel with a new marine vessel with substantially similar specifications, even though one could continue to economically operate the older vessel in spite of its increasing maintenance and other operating expenses.
In summary, as we continue to expand certain non-pipeline portions of our business, we are experiencing changes in the nature (discretionary vs. non-discretionary), timing and amount of our maintenance capital expenditures that merit a more detailed review and analysis than was required historically. Management’s recently increasing ability to determine if and when to incur certain maintenance capital expenditures is relevant to the manner in which we analyze aspects of our business relating to discretionary and non-discretionary expenditures. We believe it would be inappropriate to derive our Available Cash before Reserves measure by deducting discretionary maintenance capital expenditures, which we believe are similar in nature in this context to certain other discretionary expenditures, such as growth capital expenditures, distributions/dividends and equity buybacks. Unfortunately, not all maintenance capital expenditures are clearly discretionary or non-discretionary in nature. Therefore, we developed a new measure, maintenance capital utilized, that we believe is more useful in the determination of Available Cash before Reserves. Our maintenance capital utilized measure, which is described in more detail below, constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period.
MAINTENANCE CAPITAL UTILIZED
We believe our maintenance capital utilized measure is the most useful quarterly maintenance capital requirements measure to use to derive our Available Cash before Reserves measure. We define our maintenance capital utilized measure as that portion of the amount of previously incurred maintenance capital expenditures that we utilize during the relevant quarter, which would be equal to the sum of the maintenance capital expenditures we have incurred for each project/component in prior quarters allocated ratably over the useful lives of those projects/components.
Because we have not historically used our maintenance capital utilized measure, our future maintenance capital utilized calculations will reflect the utilization of solely those maintenance capital expenditures incurred since December 31, 2013. Further, we do not have the actual comparable calculations for our prior periods, and we may not have the information necessary to make such calculations for such periods. And, even if we could locate and/or re-create the information necessary to make such calculations, we believe it would be unduly burdensome to do so in comparison to the benefits derived.

Available Cash before Reserves for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income from continuing operations	$106,202	$84,004	$97,337
Depreciation and amortization	90,908	64,784	61,150
Cash received from direct financing leases not included in income	5,529	5,110	5,016
Cash effects of sales of certain assets and discontinued operations	272	1,910	773
Effects of distributable cash generated by equity method investees not included in income	31,093	23,889	24,464
Cash effects of legacy stock appreciation rights plan	(1,381)	(5,498)	(3,280)
Non-cash legacy stock appreciation rights plan expense (credit)	(1,996)	5,704	4,478
Non-cash executive equity award expense	—	—	500
Expenses related to acquiring or constructing growth capital assets	2,528	5,791	1,679
Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	(1,413)	1,313	86
Maintenance capital expenditures (1)	—	(3,569)	(4,430)
Maintenance capital utilized (1)	(922)	—	—
Non-cash tax expense (benefit)	1,745	(152)	(9,222)
Other items, net	62	2,779	607
Available Cash before Reserves	$232,627	$186,065	$179,158

(1)
In the first quarter of 2014, we changed our method of including maintenance capital in our calculation of Available Cash before Reserves to "maintenance capital utilized" rather than "maintenance capital expenditures". For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" previously discussed.

Liquidity and Capital Resources
General
As of December 31, 2014, we believe our balance sheet and liquidity position remained strong. We had $438.8 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
In September 2014, we issued 4,600,000 Class A common units in a public offering at a price of $50.71 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $225.7 million from that offering. We used those net proceeds for general partnership purposes, including the repayment of borrowings under our revolving credit facility. See Note 11 to our Consolidated Financial Statements for more information.
In June 2014, we amended and restated our $1 billion senior secured credit facility with a syndicate of banks to, among other things, extend the term of our credit facility to July 25, 2019. Additionally, we increased the accordion feature from $300 million to $500 million, giving us the ability to expand the size of the facility up to an aggregate of $1.5 billion for acquisitions or internal growth projects, subject to lender consent. The inventory financing sublimit tranche under our senior secured credit facility is $150 million, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations, by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. At any one time, we can have up to $100 million in letters of credit outstanding under our facility. We had $10.8 million in letters of credit outstanding at December 31, 2014. Due to the revolving nature of loans under our credit facility, we may make additional borrowings and periodic repayments and re-borrowings until the maturity date. At December 31, 2014, we had $550.4 million borrowed under our credit facility, with $45.0 million of the borrowed amount designated as a loan under the inventory sublimit. Thus, the total amount available for borrowings under our credit facility at December 31, 2014 was $438.8 million.
On May 15, 2014, we issued an additional $350 million of aggregate principal amount of 5.625% senior unsecured notes. Those notes were sold at face value. Interest payments are due on June 15 and December 15 of each year, beginning December 15, 2014. Those notes mature on June 15, 2024. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
The notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are fully and unconditionally guaranteed, subject to customary exceptions pursuant to the indentures governing our 2024 Notes, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem the 2024 Notes at any time after June 15, 2019, at a premium to the face amount of the 2024 Notes that varies based on the time remaining to maturity on the 2024 Notes. Prior to June 15, 2017, we may also redeem up to 35% of the principal amount of the 2024 Notes for 105.625% of the face amount with the proceeds from an equity offering of our common units.
At December 31, 2014, long-term debt totaled $1.6 billion, consisting of $550.4 million outstanding under our credit facility (including $45.0 million borrowed under the inventory sublimit tranche) a $350.6 million carrying amount of senior unsecured notes due on December 15, 2018 and a $350 million carrying amount of senior unsecured notes due on February 15, 2021 and a $350 million carrying amount of senior unsecured notes due on June 15, 2024.
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
Net cash flows provided by our operating activities were $291.1 million and $138.4 million for 2014 and 2013, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or products will require more or less cash. The increase in operating cash flow for 2014 compared to 2013 was primarily due to an increase cash earnings, as well as a decrease in working capital needs.
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

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Onshore pipeline transportation assets	$4,633	$1,104	$376
Offshore pipeline transportation assets	1,543	—	—
Refinery services assets	1,963	608	1,183
Marine transportation assets	5,539	954	1,857
Supply and logistics assets	833	820	1,014
Information technology systems	474	83	—
Total maintenance capital expenditures	14,985	3,569	4,430
Growth capital expenditures:
Onshore pipeline transportation assets	$41,978	$129,683	$58,969
Offshore pipeline transportation assets	20	—	40
Refinery services assets	422	2,650	1,509
Marine transportation assets	70,186	28,902	35,331
Supply and logistics	324,297	214,318	56,694
Information technology systems	2,165	2,341	1,631
Total growth capital expenditures	439,068	377,894	154,174
Total capital expenditures for fixed and intangible assets	454,053	381,463	158,604
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of American Phoenix	157,000	—	—
Acquisition of offshore marine transportation assets	—	230,880	—
Offshore pipelines	—	—	205,576
Total business combinations capital expenditures	157,000	230,880	205,576
Capital expenditures related to equity investees (1)	36,076	94,286	63,749
Total capital expenditures	$647,129	$706,629	$427,929

(1)	Amount represents our investment in the SEKCO pipeline joint venture (see below for more information).
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

Capital Expenditures for Acquisitions
We continue to pursue a growth strategy that requires significant capital. On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for approximately $157 million.
See Note 3 to our Consolidated Financial Statements in Item 8 for further information related to that acquisition.
Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $480 million in 2015 and in future periods, inclusive of expenditures incurred through December 31, 2014. We anticipate that approximately $250 million of that total will be spent in 2015. The most significant of these projects currently under construction are described below.
Acquisition of the M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million, which became part of our offshore marine transportation business. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012. That acquisition complements and further integrates our existing operations, including our inland barge business (comprised of 62 barges and 24 push/tow boats) and our offshore tank barge and tug business (comprised of 9 boats and 9 barges).
Inland Marine Barge Transportation Expansion
We ordered 12 new-build barges and 10 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of those barges and 2 of those push boats as of December 2014. We expect to take delivery of those remaining vessels periodically into 2016.
ExxonMobil Baton Rouge Project
We are improving existing assets and developing new infrastructure in Louisiana, including connecting to Exxon Mobil Corporation’s Baton Rouge refinery, one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our investment includes improving our existing terminal at Port Hudson, Louisiana, and building a new crude oil unit train unload facility at Scenic Station as well as constructing a new 17-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Exxon Mobil Anchorage Tank Farm. The Port Hudson upgrades and new crude oil pipeline were completed in the first quarter of 2014, and Scenic Station became operational in July 2014.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to the port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17-mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational by the end of the third quarter of 2015.
Rail Projects
Walnut Hill - In 2013, we completed construction on the second phase of our crude-by-rail unloading terminal at Walnut Hill, Florida, which includes a 100,000 barrel storage tank, related equipment and connections to our Jay System. In April 2014, we completed construction of an additional 110,000 barrel storage tank at our Walnut Hill, Florida crude-by-rail terminal, which will allow us to handle increased rail and pipeline demand. That terminal is connected to our Jay System and now includes 210,000 Barrels of capacity.
Wink - In April 2014, we completed construction on the second phase of our crude oil rail loading facility in Wink, Texas, which allows us to more efficiently load full unit trains. That facility was designed to move crude oil from West Texas to other markets and gives us the capability to load Genesis and third party railcars.
Natchez - During the first quarter of 2014, we completed construction on the second phase of our crude oil rail unloading/loading facility at our existing terminal located in Natchez, Mississippi, which provides an additional 60 railcar spots and additional heated tanks. That facility is designed to facilitate the movement of Canadian bitumen/dilbit to Gulf Coast markets via the Mississippi River. This facility has the capability to heat and unload bitumen/dilbit, load trucks, blend crude oil and load barges for distribution to refineries.
Raceland - The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets and is expected to be operational in the second half of 2015.
Capital Expenditures Related to Equity Investees
The SEKCO Pipeline, our 50/50 joint venture with Enterprise Products in the deepwater Gulf of Mexico, was completed in June of 2014 and has been made available to serve the Lucius oil and gas field in the southern Keathley Canyon area of the Gulf of Mexico. We have paid $36.1 million during 2014 for construction costs and anticipate any further capital expenditures as relating to the initial building of this pipeline to be minimal.
Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $3 million and $15 million. As we place more assets into service, particularly as relating to our marine transportation assets, our maintenance capital expenditures may continue to increase in future years. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
Our partnership agreement requires us to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We have increased our distribution for each of the last thirty-eight quarters, including the distribution paid for the fourth quarter of 2014, as shown in the table below (in thousands, except per unit amounts). Each quarter, our board of directors determines the distribution amount, or available cash, per unit based upon various factors such as our operating performance, cash on hand, future cash requirements and the economic environment. As a result, the historical trend of distribution increases may not be a good indicator of future increases.

Distribution For	Date Paid		Per Unit Amount	Total Amount
2012
4th Quarter	February 14, 2013		$0.4850	$39,390
2013
1st Quarter	May 15, 2013		$0.4975	$40,405
2nd Quarter	August 14, 2013		$0.5100	$42,302
3rd Quarter	November 14, 2013		$0.5225	$46,344
4th Quarter	February 14, 2014		$0.5350	$47,453
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014		$0.5800	$54,112
4th Quarter	February 13, 2015	(1)	$0.5950	$56,542

(1)	This distribution was paid on February 13, 2015 to unitholders of record as of February 2, 2015.

Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2014.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$—	$901,039	$700,000	$1,601,039
Estimated interest payable on long-term debt (2)	90,767	171,344	106,039	110,523	478,673
Operating lease obligations	32,830	30,188	20,272	31,967	115,257
Unconditional purchase obligations (3)	244,512	—	—	—	244,512
Other Cash Commitments:
Asset retirement obligations (4)	1,200	—	—	30,802	32,002
Total	$369,309	$201,532	$1,027,350	$873,292	$2,471,483

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of July 25, 2019. We have $350 million in aggregate principal amount of senior unsecured notes that mature on December 15, 2018 (the "2018 Notes"), $350 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2021 (the "2021 Notes") and $350 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2018, 2021 and 2024 Notes are 7.875%, 5.75% and 5.625%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2014 under our credit facility remained outstanding through the final maturity date of July 25, 2019 and interest rates remained at the December 31, 2014 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil and petroleum products are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2014 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)
Represents the estimated future asset retirement obligations on an undiscounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2014 was $14.8 million and is further discussed in Note 6 to our Consolidated Financial Statements.

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
We have defined critical accounting policies and estimates as those that are most important to the portrayal of our financial results and positions. These policies require management’s judgment and often employ the use of information that is inherently uncertain. Our most critical accounting policies pertain to measurement of the fair value of assets and liabilities in business acquisitions, depreciation, amortization and impairment of long-lived assets, deferred maintenance on marine fixed assets, equity plan compensation accruals and contingent and environmental liabilities. We discuss these policies below.
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
We perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2014, our market capitalization exceeded the book value of our equity; therefore, since there were no events or changes in circumstances indicating impairment issues, we determined that it was not necessary to perform an interim assessment as of December 31, 2014. We did not have any goodwill impairments in 2014, 2013 or 2012.
For additional information regarding our goodwill, see Note 9 to our Consolidated Financial Statements in Item 8.
Deferred Charges on Marine Transportation Assets
Our marine vessels are required by US Coast Guard regulations to be re-certified after a certain period of time, usually every five years.  The US Coast Guard states that vessels must meet specified "seaworthiness" standards to maintain required operating certificates. To meet such standards, vessels must undergo regular inspection, monitoring, and maintenance, referred to as "dry-docking." Typical dry-docking costs include costs incurred to comply with regulatory and vessel classification inspection requirements, blasting and steel coating, and steel replacement. We expense routine repairs and maintenance as they are incurred.  For the major replacements and improvements  we defer and amortize the costs over the length of time that the certification is supposed to last, which is generally the 5 year (60 month) internal inspection regulated by the US Coast Guard. Inherent in this process are judgments we make regarding whether the specific cost incurred is capitalizable and the period that the incurred cost will benefit.
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2014, we had 426,668 phantom units outstanding and recorded $8.8 million of expense during 2014. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2014, we estimated approximately $4.9 million of remaining compensation costs to be recognized over a weighted average period of approximately one year for these awards. Changes in our assumptions may impact our liabilities and expenses related to these awards.
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
At December 31, 2014, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2014 were categorized as non-trading. On December 31, 2014 we had entered into NYMEX future contracts that will settle between January and March 2015 and NYMEX options contracts that will settle during February and March 2015. This accounting treatment is discussed further in Note 17 to our Consolidated Financial Statements.
The table below presents information about our open derivative contracts at December 31, 2014. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2014 quoted market prices on the NYMEX. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price		Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
NYMEX Futures Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	366	Bbl		$74.82	$27,385	$(6,974)	$20,411
Diesel	Bbl	56	Gal	(1)	$2.43	$5,709	$(1,396)	$4,313
#6 Fuel Oil	Bbl	465	Bbl		$60.07	$27,934	$(8,012)	$19,922

Buy (Long) Contracts:
Crude Oil	Bbl	168	Bbl		$65.30	$10,971	$(1,603)	$9,368
#6 Fuel Oil	Bbl	95	Bbl		$44.95	$4,270	$(209)	$4,061

NYMEX Option Contracts (2)
Written Contracts:
Crude Oil	Bbl	125	Bbl		$2.08	$260	$(498)	$(238)

(1)	Prices and volumes as presented as quoted on the NYMEX. To calculate the total contract value the price per unit in gallons should be multiplied by 42 gallons to convert into a price per barrel.

(2)	Weighted average premium received/paid.
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2014, we had $550.4 million of debt outstanding under our credit facility. For the year ended December 31, 2014, a 10% change in LIBOR would have resulted in approximately a $1.3 million change in net income.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Deloitte & Touche’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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

As is common with MLPs, our partnership structure does not allow our unitholders to directly or indirectly participate in our management or operations. The board of directors of our general partner must approve significant matters (such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of common units, incurrences of debt or other financings and the payments of distributions). The holders of our Class B Common Units are entitled to (i) vote in the election of the board of directors of our general partner (which we refer to as “our board of directors”), subject to the Davison family’s rights described below, as well as (ii) vote on substantially all other matters on which our Class A holders are entitled to vote. The holders of our Class A Common Units are not entitled to vote in the election of directors, but they are entitled to vote in a very limited number of other circumstances, including our merger with another company and the removal of our general partner.
Collectively, members of the Davison family own approximately 13.4% of our Class A Common Units and 76.9% of our Class B Common Units, for a combined ownership percentage of 13.5% of total Common Units. The Davison family is entitled to elect up to three directors under terms of its unitholders rights agreement. If members of the Davison family own (i) 15% or more of our common units, they have the right to appoint three directors, (ii) less than 15% but more than 10%, they have the right to appoint two directors, and (iii) less than 10%, they have the right to appoint one director. So long as the Davison family has the right to elect three directors, our board of directors cannot have more than 11 directors without the Davison family’s consent.
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
Our board of directors currently consists of Sharilyn S. Gasaway, James E. Davison, James E. Davison, Jr., Corbin J. Robertson III, Kenneth M. Jastrow II, Conrad P. Albert, Jack T. Taylor and Mr. Sims. Our board of directors has determined that each of Ms. Gasaway and Messrs. Robertson, Jastrow, Albert and Taylor is an independent director under the NYSE rules.
Board Leadership Structure and Risk Oversight
Board Leadership Structure
Our board of directors has no policy that requires the positions of the Chairman of the Board and the Chief Executive Officer to be held by the same or different persons or that we designate a lead or presiding independent director. Our board of directors believes it is important to retain the flexibility to make those determinations based on an assessment of the circumstances existing from time to time, including the composition, skills and experience of our board of directors and its members, specific challenges faced by the company or the industry in which it operates, and governance efficiency.
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
Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 27, 2015.

Name	Age	Position
Grant E. Sims	59	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	68	Director
James E. Davison	77	Director
James E. Davison, Jr.	48	Director
Sharilyn S. Gasaway	46	Director
Kenneth M. Jastrow II	67	Director
Corbin J. Robertson III	44	Director
Jack T. Taylor	63	Director
Robert V. Deere	60	Chief Financial Officer
Paul A. Davis	51	Senior Vice President
Stephen M. Smith	38	Vice President
Richard R. Alexander	39	Vice President
Karen N. Pape	56	Senior Vice President and Controller
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
Conrad P. Albert has served as a director of our general partner since July 2013. Mr. Albert is a private investor and was formerly a director of Anadarko Petroleum Corporation from 1986 to 2006. Mr. Albert also served as a director of DeepTech International, Inc. from 1992 to 1998. From 1969 to 1991, Mr. Albert served in various positions with Manufacturers Hanover Trust Company, ultimately serving as Executive Vice President in charge of worldwide energy lending and corporate finance. Mr. Albert’s extensive financial, executive and directorial experience and his service in various roles in the management of other energy-related companies will allow him to provide valuable expertise to our board of directors.
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

Sharilyn S. Gasaway has served as a director of our general partner since March 2010, and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009. She served as Controller of Alltel Corporation from 2002 through 2006. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the nominating committee of JB Hunt and the nominating and corporate governance committee and investment committees of Waddell and Reed. Ms. Gasaway provides our board of directors valuable management and financial expertise, including an understanding of the accounting and financial matters that we address on a regular basis.
Kenneth M. Jastrow II has served as a director of our general partner since March 2010, and serves as chairperson of the G&C Committee. Mr. Jastrow is Non-Executive Chairman of Forestar Group, Inc., a real estate and natural resources company. He served as Chairman and Chief Executive Officer of Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow is also a director and serves on the compensation committee of KB Home and MGIC Investment Corporation. Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
Corbin J. Robertson III has served as a director of our general partner since February 2010.  Mr. Robertson is a Managing Partner of LKCM Headwater Investments GP, LLC and LKCM Headwater Investments I, L.P., a private equity fund.  Mr. Robertson is also an owner of various interests associated with the Robertson family holding company and Quintana Capital Group, an energy focused private equity firm he co-founded.  Mr. Robertson currently serves on various boards of Quintana and LKCM Headwater affiliated portfolio companies.  Previously, Mr. Robertson was a Vice President for Reservoir Capital Group, a New York-based investment firm, and prior to that, he worked for three years as a Vice President for Sandefer Capital Partners, an energy investment fund.  We believe that Mr. Robertson's experience with investment in a variety of energy businesses provides a valuable resource to our board of directors.
Jack T. Taylor has served as a director of our general partner since July 2013. Mr. Taylor is currently a director of Sempra Energy and Murphy USA Inc. Additionally, Mr. Taylor currently serves on the audit committee of Sempra Energy and Murphy USA Inc. Mr. Taylor was a partner of KPMG LLP for 29 years, where from 2005 to 2010 he served as the KPMG's Chief Operating Officer-Americas and Executive Vice Chair of U.S. Operations and from 2001 to 2005 he served as the Vice Chairman of U.S. Audit and Risk Advisory Services. Mr. Taylor’s extensive experience with financial and public accounting issues, his various leadership roles at KPMG LLP and his extensive knowledge of the energy industry make him a valuable resource to our board of directors.
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
Stephen M. Smith has served as Vice President of our general partner since February 2010. Mr. Smith is responsible for the commercial aspects of our Supply and Logistics segment. Since 2009, Mr. Smith has served in various capacities within our commercial development and finance groups. He was a Principal for the energy investment banking group at Banc of America Securities from 2006 to 2009.
Richard R. Alexander has served as Vice President of our general partner since November 2014. Mr. Alexander is responsible for the commercial aspects of our Marine Transportation segment. Since 2008, Mr. Alexander has served in various capacities within our marine operations.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors of our general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons to us, we are aware of no filings that were not timely made, except that Mr. Alexander filed an initial Form 3 on February 18, 2015 to report his holdings after being named an executive officer on November 13, 2014.

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2014.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2014 were:

•	Grant E. Sims, Chief Executive Officer;

•	Robert V. Deere, Chief Financial Officer;

•	Paul A. Davis, Senior Vice President;

•	Stephen M. Smith, Vice President; and

•	Richard R. Alexander, Vice President.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, a majority of the members of which are "independent," according to NYSE listing standards, the authority and responsibility to regularly analyze and reconsider our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged BDO USA, LLP, or BDO, as its independent compensation adviser. We also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters such as obtaining exemptions from the “insider trading” trading rules under Section 16 of the Exchange Act in connection with certain acquisitions. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations by the G&C Committee are effectively determinations by our board of directors. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
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

Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases and long-term incentive awards are made or granted. Bonuses are paid in March of the year following the year in which they are earned.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes the Committee to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2014, the G&C Committee engaged BDO, an independent compensation consultant, to assist the Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
At the request of the G&C Committee, BDO reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials circulated to the G&C Committee and management’s recommendations executive compensation plans. BDO also developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our peer companies’ public filings, but did not determine or recommend the amount of compensation.
The peer group used for this market analysis in 2014 consisted of the following 16 companies in the energy industry: Atlas Pipeline Partners, Buckeye Partners, Calumet Specialty Products Partners, Plains All American Pipeline, Crosstex Energy Partners, DCP Midstream Partners, Eagle Rock Energy Partners, HollyFrontier Corporation, Magellan Midstream Partners, Markwest Energy Partners, NuStar Energy, PVR Partners, Regency Energy Partners, Sunoco Logistics Partners, Targa Resources Partners and Western Refining. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles and comparable growth or capital programs to us.
The Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above. The 2014 peer group is different from the 2013 group because Copano Energy was removed and Plains All American Pipeline was added in Copano's place following Copano's acquisition by Kinder Morgan.
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
Elements of Our Compensation Program and Compensation Decisions for 2014
The primary elements of our compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2014, the elements of our compensation program for the NEOs consisted of the following:

•	annual cash base salary

•	discretionary annual cash bonus awards

•	annual grants under long-term incentive arrangements
Additionally, in order to attract qualified executive personnel, we may make one-time new-hire awards of equity.
Base Salaries
We believe that base salaries should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, as well as a foundation for incentive opportunities and benefit levels. As discussed above, the base salaries of our NEOs are reviewed annually by the G&C Committee, taking into account recommendations from our CEO regarding NEOs other than himself. We pay base salaries at a level that we feel is appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or company performance. Salaries are also periodically adjusted based on analysis of peer group practices as described above.
In April 2014, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities and, as a result, approved market adjustments for the following NEOs: Mr. Davis' salary was increased 15% to $375,000, and Mr. Smith’s salary was increased 9% to $300,000. The G&C Committee determined that such increases were necessary to align salaries to comparable market levels and were warranted in light of their individual performance and increased levels of responsibility related to the management of the company. Mr. Sims' and Mr. Deere's salaries of $525,000 and $450,000, respectively, were not increased in 2014. Mr. Alexander's salary during 2014 was $300,000.

Bonuses
Our NEOs participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is set following the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. For 2014, the G&C Committee set each NEO’s bonus target as a percentage of salary as follows:

2014
Name	Bonus Target (% of base salary)
Grant E. Sims	100%
Robert V. Deere	75%
Paul A. Davis	100%
Stephen M. Smith	100%
Richard R. Alexander	100%
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
As in prior years, the 2014 general bonus pool was weighted and calculated as follows: the level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee was weighted 90% and the achieved level of the safety incident rate was weighted 10%. The sum of the weighted percentage achievement of these targets was multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. In addition, the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts.
The total 2014 pool approved for such bonuses, inclusive of other discretionary downward adjustments, was approximately $8 million. Messrs. Davis, Smith, and Alexander were award bonuses of $225,000, $150,000 and $300,000 respectively in recognition of their leadership of their respective areas of responsibility. The bonuses were approved based on the G&C Committee's subjective review of the operational and financial performance of the company, industry expectations and individual performance. The bonuses will be paid in March 2015. Messrs. Sims and Deere voluntarily elected not to be considered for a bonus.
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
Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. DERs are tandem rights to receive on a quarterly basis an amount of cash equal to the amount of distributions that would have been paid on outstanding phantom units had they been limited partner units issued by us.
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
Targeted grant values for the NEOs are set following the analysis of market practices of the peer group and consideration of the level of salary and targeted bonus for each NEO. For 2014, the G&C Committee established the following long-term incentive target grant values for each of our NEOs:

2014
Name	Long-Term Incentive Target Grant Value
Grant E. Sims	$400,000
Robert V. Deere	$400,000
Paul A. Davis	$600,000
Stephen M. Smith	$400,000
Richard R. Alexander	$300,000
In April 2014, phantom units were granted to each of our NEOs and certain non-officer employees under the 2010 LTIP. The number of units granted was determined by dividing the average 20-day closing price of our units through the date of grant by the long-term incentive target amount. The phantom units will be paid in cash upon vesting based on the average closing price of the common units for the 20 trading days immediately prior to the date of vesting. The phantom units granted to our NEOs in April 2014 were all performance-based awards with the exception of Mr. Alexander. Phantom units granted to our non-officer employees, as well as Mr. Alexander, were apportioned 60% to performance-based awards and 40% to service-based awards. The service-based awards vest on the third anniversary from the date of grant.
Performance-based awards granted to our NEOs and non-officer employees will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units for each such NEO or non-officer employee, if certain quarterly cash distribution targets are achieved in the fourth quarter of 2016. In order to align the interests of our NEOs with our common unitholders and incentivize the NEOs to meet targeted distribution annual growth rates ranging between approximately 5% and 9% (which are deemed achievable growth rates by the G&C Committee), these awards will vest as follows:
(i) if the quarterly cash distribution on the common units for the fourth quarter of 2016 is $0.60 per unit, 50% of the target number of phantom units granted will vest, and the remainder will be forfeited;
(ii) if the quarterly cash distribution on the common units is $0.65 per unit, 100% of the target number of phantom units granted will vest; or
(iii) if the quarterly cash distribution on the common units is $0.70 per unit or greater, 150% of the target number of phantom units granted will vest.
Should the quarterly cash distribution on the common units fall between the range of $0.60 per unit and $0.70 per unit, the phantom units will vest between 50% and 150% of the number targeted on a proportionately adjusted basis (for example, if the quarterly cash distribution on the common units is $0.63 per unit, 75% of the phantom units targeted will vest or if the quarterly cash distribution on the common units is $0.6750 per unit, 125% of the phantom units targeted will vest). If the quarterly cash distribution is below $0.60 per unit for the fourth quarter of 2016, all of the performance-based phantom units granted will be forfeited.

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

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2014, 2013 and 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (5)	Total ($)
Grant E. Sims	2014	$525,000	$—	$401,163	$182,187	$1,108,350
Chief Executive Officer	2013	517,308	—	1,248,181	196,119	1,961,608
(Principal Executive Officer)	2012	492,308	425,000	1,198,716	147,882	2,263,906
Robert V. Deere	2014	450,000	—	401,163	102,482	953,645
Chief Financial Officer	2013	446,923	—	499,291	104,808	1,051,022
(Principal Financial Officer)	2012	433,846	200,000	468,817	77,737	1,180,400
Paul A. Davis (3)	2014	359,615	350,000	601,718	63,838	1,375,171
Senior Vice President	2013	311,154	250,000	424,374	33,843	1,019,371
	2012	215,385	200,000	500,000	10,581	925,966
Stephen M. Smith	2014	292,308	150,000	401,163	65,071	908,542
Vice President	2013	267,308	—	324,563	59,079	650,950
	2012	240,769	250,000	332,973	56,343	880,085
Richard R. Alexander (4)	2014	295,192	300,000	300,859	54,619	950,670
Vice President

(1)	For 2014, Mr. Davis received a retention bonus of $125,000 and a bonus of $225,000.

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

(3)	Mr. Davis became an executive officer of our general partner in March 2012.

(4)	Mr. Alexander became an executive officer of our general partner in November 2014.

(5)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2014.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$7,800	$1,458	$172,929	$182,187
Robert V. Deere	$23,400	$1,458	$77,624	$102,482
Paul A. Davis	$23,400	$1,458	$38,980	$63,838
Stephen M. Smith	$7,800	$1,428	$55,843	$65,071
Richard R. Alexander	$23,400	$1,428	$29,791	$54,619
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs.

Grants of Plan-Based Awards in Fiscal Year 2014
The following table shows equity incentive plan awards granted to our NEOs in 2014.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Market Price of Common Units on Award Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
Grant E. Sims	4/8/2014	3,704	7,407	11,111	$54.01	$401,163
Robert V. Deere	4/8/2014	3,704	7,407	11,111	$54.01	$401,163
Paul A. Davis	4/8/2014	5,555	11,110	16,665	$54.01	$601,718
Stephen M. Smith	4/8/2014	3,704	7,407	11,111	$54.01	$401,163
Richard R. Alexander	4/8/2014	3,889	5,555	7,222	$54.01	$300,859

(1)
Represents the number of phantom units that each NEO can earn of grant awarded on April 9, 2014, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2016. See additional discussion in "Long-Term Incentive Compensation" above.

(2)	Represents the closing market price of our common units on the date of the phantom unit award on April 9, 2014.

(3)
The amounts in this column for each NEO represent the fair value of the award on the date of the grant (as calculated in accordance with accounting guidance for equity-based compensation) using the twenty day average closing price of our common units through the date of grant ($54.16).

Employment Agreements
Paul A. Davis
Mr. Davis entered into a letter agreement in March 2012, relating to his employment, providing for a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Davis is $375,000. That agreement provides that Mr. Davis is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change of Control" below.
Richard R. Alexander
Mr. Alexander entered into an employment agreement in July 2008, relating to his employment, providing for a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Alexander is $300,000. That agreement provides that Mr. Alexander is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change of Control" below.
Grant E. Sims, Robert V. Deere, and Stephen M. Smith
Messrs. Sims, Deere and Smith do not have employment agreements with us.

Outstanding Equity Awards at December 31, 2014
The following table presents the information regarding the outstanding equity awards to our NEOs at December 31, 2014.

		Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/8/2014	11,111	$459,107
	4/9/2013	39,861	$1,647,057
	4/10/2012	57,300	$2,367,636
Robert V. Deere	4/8/2014	11,111	$459,107
	4/9/2013	15,945	$658,847
	4/10/2012	22,410	$925,981
Paul A. Davis	4/8/2014	16,665	$688,598
	4/9/2013	13,553	$560,010
Stephen M. Smith	4/8/2014	11,111	$459,107
	4/9/2013	10,365	$428,282
	4/10/2012	15,917	$657,690
Richard R. Alexander (3)	4/8/2014	7,222	$298,413
	4/9/2013	6,910	$285,521
	4/10/2012	11,035	$455,966

(1)
The number of performance units reflected in the table assumes a maximum performance payout based upon past achievement levels from the previous vesting period. For the service based units reflected in the table above, as only held by Mr. Alexander, the threshold, target, and maximum payouts are identical.

(2)	The amounts in this column were calculated by multiplying the closing market price of our units using the twenty day average at year-end by the number of applicable units outstanding.

(3)
Phantom units outstanding for Mr. Alexander include 2,222, 2,126 and 3,395 service based units for 2014, 2013 and 2012, respectively. The remainder of the outstanding units held by Mr. Alexander and represented above are performance based units.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2014 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	44,660	$2,450,467
Robert V. Deere	22,565	$1,238,114
Stephen M. Smith	11,820	$648,563
Richard R. Alexander	3,380	$185,461
Paul A. Davis	—	$—
The phantom unit awards granted to our NEOs in 2011 vested on April 29, 2014 and, pursuant to our 2010 Long Term Incentive Plan, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested. Those phantom unit awards were paid in cash.
Termination or Change of Control Benefits
We consider maintaining a stable and effective management team to be essential to protecting and enhancing the best interests of us and our unitholders. To that end, we recognize that the possibility of a change of control or other acquisition event may raise uncertainty and questions among management, and such uncertainty could adversely affect our ability to retain our key employees, which would be to our unitholders’ detriment. Because our management team was built over time, as described above, and our NEOs became NEOs under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination or a change of control varies. The employment agreements of Messrs. Davis and Alexander provide certain compensation and benefits as an incentive for each of them to remain in our employ, enhancing our ability to call on and rely upon each of them in the event of a change of control. Neither of them would be entitled to severance benefits if terminated by our general partner for cause. In extending these benefits, we considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded MLPs. See “Potential Payments Upon Termination or Change of Control” below for further discussion of these benefits, including the definitions of certain terms such as change of control and cause.
We believe that the interests of unitholders will best be served if the interests of our management and unitholders are aligned. We believe the termination and change of control benefits described above strike an appropriate balance between the potential compensation payable and the objectives described above.
Potential Payments upon Termination or Change of Control
Each of Messrs. Davis and Alexander is entitled under his employment agreement to specified severance benefits under certain circumstances as discussed above.
Under a change of control and certain termination circumstances, each of our NEOs also will vest in any outstanding awards under our 2010 LTIP. Under the 2010 LTIP, a change of control occurs upon, in general, any sale of substantially all of the assets of us or our general partner or a merger, conversion, consolidation of us or our general partner or any other transaction resulting in a change in the beneficial ownership of more than 50% of the voting equity interests in our general partner.
With respect to Mr. Davis, if within two years following a change of control he terminates his employment for good reason or his employment terminates for any reason other than his death, disability, good cause, or his voluntary resignation without good reason, Mr. Davis would be entitled to (i) continued health benefits for up to 18 months, (ii) a severance payment equal to the greater of (x) his annual base salary and (y) two times his annual base salary reduced by one-twelfth of his annual salary for each month he is employed following the change of control but prior to his termination; and (iii) a bonus payment equal to the greater of (x) 100% of his annual base salary and (y) 200% of his annual base salary reduced by one-twelfth of his annual salary for each month he is employed following the change of control but prior to his termination.

As used in Mr. Davis’ employment agreement, the terms “good cause”, “change of control”, and “good reason” are generally described below:

•
“Good cause” means, in general, if the executive commits willful theft, embezzlement, forgery; conviction of similar criminal activity; willful violation of our material policies; or substantial non-performance of duties.

•
“Change of control” means, in general, any sale or other transfer of substantially all of the assets of us or our general partner, other than to our affiliates, or any merger, consolidation, or other transaction pursuant to which more than 50% of our publicly-traded common units or more than 50% of our Class B Common Units ceases to be beneficially owned by the persons who owned such interests as of the date of the employment agreement.

•
“Good reason” means, in general, the diminution of the executive’s duties, title, reporting relationships, compensation, or benefits, or the relocation of our principal offices or the requirement that the executive be based anywhere other than the Houston, Texas area without his consent.

With respect to Mr. Alexander, if he terminates his employment for good reason or we terminate his employment without cause, Mr. Alexander would be entitled to (i) company payment of his COBRA health benefits for 12 months and (ii) monthly payments of his annual base salary due for the remainder of the renewal term of his employment agreement.
As used in Mr. Alexander’s employment agreement, the terms “cause”, “change of control”, “good reason” and "renewal term" are generally described below:

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

•
“Good Reason” means, in general, following a change of control which results in a substantial diminution of the executive’s duties, compensation, or benefits; executive’s removal from position as Vice President (other than for cause, death or disability, or being offered an equivalent position); or our failure to make any payment to the executive required under the terms of his employment agreement.

•
“Change of control” means, in general, any sale of equity in us or our general partner or sale of substantially all of our assets; any merger, conversion or consolidation of us or our general partner; or any other event that, in each of the foregoing cases, results in any persons or entities having the ability to elect a majority of the members of our board of directors (other than one or more of our executive officers or affiliates).

•
“Renewal term” means, in general, each one-year term of employment beginning on July 18 of each year, absent either the Company or the executive giving the other party at least 90 days advance written notice of its intent not to renew the employment agreement between them.

Based upon a hypothetical termination date of December 31, 2014, the termination benefits for Messrs. Sims, Deere, Davis, Smith and Alexander for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2014, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$300,000
Healthcare	22,607
Total	$322,607
If termination occurs due to death or disability, Messrs. Sims, Deere, Davis, Smith, and Alexander would vest in outstanding phantom unit awards under our 2010 LTIP. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2014 would result in payments under the 2010 LTIP of the following amounts upon death or disability:

Grant E. Sims	$2,982,519
Robert V. Deere	$1,362,610
Paul A. Davis	$832,391
Stephen A. Smith	$1,030,025
Richard R. Alexander	$799,873

Based on a hypothetical simultaneous change of control and termination date of December 31, 2014, the change of control termination benefits for Messrs. Sims, Deere, Davis, Smith, and Alexander would have been as follows:

	Grant E. Sims	Robert V. Deere	Paul A. Davis	Stephen M. Smith	Richard R. Alexander
Severance pursuant to employment agreement	$—	$—	$1,500,000	$—	$300,000
Healthcare	—	—	33,911	—	22,607
Cash payment for vested phantom units under 2010 LTIP	2,982,519	1,362,610	832,391	1,030,025	799,873
Total	$2,982,519	$1,362,610	$2,366,302	$1,030,025	$1,122,480

Director Compensation in Fiscal Year 2014
The table below reflects compensation for the directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$80,000	$97,500	$14,556	$192,056
James E. Davison, Jr.	$80,000	$97,500	$14,556	$192,056
Sharilyn S. Gasaway	$102,500	$110,000	$16,482	$228,982
Kenneth M. Jastrow II	$92,500	$110,000	$15,944	$218,444
Corbin J. Robertson III	$80,000	$97,500	$14,663	$192,163
Conrad P. Albert	$92,500	$100,000	$4,655	$197,155
Jack T. Taylor	$92,500	$100,000	$4,655	$197,155

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2014 consist of phantom units granted under our 2010 LTIP and stock appreciation rights pursuant to our Stock Appreciation Rights Plan. Messrs. James Davison and James Davison, Jr. each hold 6,111 outstanding phantom units and 1,000 stock appreciation rights. Messrs. Jastrow, Robertson, Albert, Taylor and Ms. Gasaway hold 6,746, 6,159, 2,779, 2,779 and 6,915 outstanding phantom units, respectively.

(4)	Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
Directors who are not officers of our general partner are entitled to a base compensation of $180,000 per year, with $80,000 paid in cash and $100,000 paid in phantom units. Cash is paid, and phantom units are awarded, on the first day of each calendar quarter. All phantom units awarded to directors vest on the third anniversary of the date of grant. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: (i) a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and (ii) on the third anniversary of each award date for such director, an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.
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
There were no outstanding phantom units under this plan as of December 31, 2014, 2013 or 2012. For additional discussion of our 2007 LTIP, see Note 15 to our Consolidated Financial Statements in Item 8.
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 27, 2015, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,376,282	(2)	3.6%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	5.6%	13,648	34.1%
Sharilyn S. Gasaway	269,445		*	1,081	2.7%
Kenneth M. Jastrow II	—		—	—	—
Corbin J. Robertson III	1,811,567	(4)	1.9%	—	—
Jack T. Taylor	2,865		*	—	—
Grant E. Sims	2,987,947	(5)	3.1%	7,087	17.7%
Robert V. Deere	750,987		*	1,052	2.6%
Paul A. Davis	15,152		*	—	—
Stephen M. Smith	416,144	(6)	*	—	—
Richard R. Alexander	10,000		*	—	—
Karen N. Pape	152,131		*	—	—
All directors and executive officers as a group (13 in total)	15,121,452		15.9%	32,321	80.8%

Steven K. Davison	2,392,839	(7)	2.5%	7,676	19.2%
Goldman Sachs Asset Management	5,890,187		6.2%	—	—
OppenheimerFunds, Inc.	5,261,775		5.5%	—	—
Alerian MLP ETF	5,017,333		5.3%	—	—

*	Less than 1%

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

(3)
Mr. Davison, Jr. pledged 1,164,370 of these Class A Common Units as collateral for a loan from a bank. 1,339,383 of these Class A Common Units are held by trusts for Mr. Davison's children. 187,856 of these Class A Common Units are held by the James E. and Margaret A. B. Davison Special Trust.

(4)
Mr. Robertson pledged 1,512,555 of these Class A Common Units as collateral for margin accounts. Includes 198,785 Class A Common Units held by The Corbin J. Robertson III 2009 Family Trust and 5,743 Class A Common Units held by Corby & Brooke

Robertson 2006 Family Trust. Also included are 20,000 Class A Common Units held by BHJ Investments, LP, whose members include Mr. Robertson, the Corby and Brooke Robertson 2014 Children's Trust, and Brooke Robertson as Mr. Robertson's wife.

(5)
Mr. Sims pledged 866,334 of these Class A Common Units as collateral for loans from a bank. Includes 1,000 Class A Common Units held by Mr. Sims’ father, of which Mr. Sims disclaims beneficial ownership.

(6)	Mr. Smith pledged 275,000 Class A Common Units as collateral for margin brokerage accounts.

(7)	Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.6 million, during 2014. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2014, Mr. Sims (our CEO and a director) had one son that worked as a non-executive employee in our business development department and another son that worked as a non-executive employee in our supply and logistics department. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a non-executive employee in our supply and logistics department. Each of those respective family members received total W-2 compensation of greater than $120,000 but less than $350,000.
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

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013.

	2014	2013
	(in thousands)
Audit Fees (1)	$2,489	$2,259
Audit-Related Fees (2)	—	23
Tax Fees (3)	839	879
All Other Fees (4)	8	6
Total	$3,336	$3,167

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
Pre-Approval Policy
The services by Deloitte in 2014 and 2013 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Deloitte in 2014 and 2013, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

2.2
Purchase and Sale Agreement, dated October 28, 2011, by and between Marathon Oil Company and Genesis Energy, L.P. regarding interest in Poseidon Oil Pipeline Company, L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 9, 2012, File No. 001-12295).

2.3
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

3.7
Certificate of Incorporation of Genesis Energy Finance Corporation, dated as of November 26, 2006 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).

3.8	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
4.2	Form of Common Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 17, 2008, File No. 001-12295).
4.3	Unitholder Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).

4.4
Amendment No. 1 to the Unitholder Rights Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 19, 2007, File No. 001-12295).

4.5
Amendment No. 2 to the Unitholder Rights Agreement dated December 28, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.6
Indenture for 7.875% Senior Subordinated Notes due 2018, dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 23, 2010, File No. 001-12295).

4.7
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

4.10
Fourth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of June 30, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.11
Fifth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 13, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.12
Sixth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 22, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.13
Seventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 5, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.14
Eighth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 3, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.15
Ninth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 27, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.16
Tenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 6, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Form 10-K filed on February 26, 2013, File No. 001-12295).

4.17
Eleventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 28, 2013, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 26, 2013, File No. 001-12295).

4.18
Twelfth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to Form 10-K filed on February 27, 2014, File No. 001-12295).
.

*	4.19
Thirteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of May 7, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.20
Fourteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.21
Fifteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.22
Sixteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.23
Seventeenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.24
Eighteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.25
Indenture for 5.75% Senior Subordinated Notes due 2021, dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

4.26
First Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to Form 10-K filed on February 27, 2014, File No. 001-12295).
.

*	4.27
Second Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of May 7, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.28
Third Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.29
Fourth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.30
Fifth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.31
Sixth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.32
Seventh Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.33
Indenture for 5.625% Senior Notes due 2024, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2014, File No. 001-12295).

4.34
Supplemental Indenture for the Issuer's 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-K filed on May 15, 2014, File No. 001-12295).

*	4.35
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.36
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.37
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.38
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.39
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.40
Registration Rights Agreement, dated as of December 28, 2010, by and among Genesis Energy, L.P. and the former unitholders of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

	4.41		Davison Registration Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.42
Amendment No. 1 to the Davison Registration Rights Agreement dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on to Form 8-K dated November 16, 2007, File No. 001-12295).

4.43
Amendment No. 2 to the Davison Registration Rights Agreement dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 12, 2007, File No. 001-12295).

4.44
Amendment No. 3 to the Davison Registration Rights Agreement, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

10.1
Fourth Amended and Restated Credit Agreement, dated as of June 30, 2014, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 3, 2014, File No. 001-12295).

10.2
First Amendment to Fourth Amended and Restated Credit Agreement, dated August 25, 2014, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated August 29, 2014, File No. 001-12295).

10.3
Pipeline Financing Lease Agreement by and between Genesis NEJD Pipeline, LLC, as Lessor and Denbury Onshore, LLC, as Lessee for the North East Jackson Dome Pipeline dated May 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2008, File No. 001-12295).

10.4
Transportation Services Agreement between Genesis Free State Pipeline, LLC, as Lessor and Denbury Onshore, LLC dated May 30, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2008, File No. 001-12295).

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
Transition, Separation and General Release Agreement by and between Genesis Energy, LLC and Steven R. Nathanson, dated April 11, 2014 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 2014, File No. 001-12295).

	10.19	+	Waiver Agreement (Sims), dated February 5, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 11, 2010, File No. 001-12295).
	10.20		Waiver Agreement (Deere), dated February 5, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 11, 2010, File No. 001-12295).
	10.21
Purchase Agreement dated February February 5, 2013 relating to 5.750% Senior Notes due 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

*	10.22	+	Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008.
	11.1		Statement Regarding Computation of Per Share Earnings (See Notes 2 and 11 of the Notes to the Consolidated Financial Statements).
*	21.1		Subsidiaries of the Registrant.
*	23.1		Consent of Deloitte & Touche LLP.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS		XBRL Instance Document.
*	101.SCH		XBRL Schema Document.
*	101.CAL		XBRL Calculation Linkbase Document.
*	101.LAB		XBRL Label Linkbase Document.
*	101.PRE		XBRL Presentation Linkbase Document.
*	101.DEF		XBRL Definition Linkbase Document.

*	Filed herewith
+	A management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 27, 2015	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 27, 2015
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2015
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 27, 2015
/s/ JAMES E. DAVISON James E. Davison	Director	February 27, 2015
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 27, 2015
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2015
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 27, 2015
/s/ CORBIN J. ROBERTSON, III Corbin J. Robertson, III	Director	February 27, 2015
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 27, 2015

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2015

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,462	$8,866
Accounts receivable—trade, net	271,529	368,033
Inventories	46,829	85,330
Other	27,546	72,994
Total current assets	355,366	535,223
FIXED ASSETS, at cost	1,899,058	1,327,974
Less: Accumulated depreciation	(268,057)	(199,230)
Net fixed assets	1,631,001	1,128,744
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	145,959	151,903
EQUITY INVESTEES	628,780	620,247
INTANGIBLE ASSETS, net of amortization	82,931	62,928
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	61,291	38,111
TOTAL ASSETS	$3,230,374	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$245,405	$316,204
Accrued liabilities	117,740	130,349
Total current liabilities	363,145	446,553
SENIOR SECURED CREDIT FACILITY	550,400	582,800
SENIOR UNSECURED NOTES	1,050,639	700,772
DEFERRED TAX LIABILITIES	18,754	15,944
OTHER LONG-TERM LIABILITIES	18,233	18,396
COMMITMENTS AND CONTINGENCIES (Note 19)
PARTNERS’ CAPITAL:
Common unitholders, 95,029,218 and 88,690,985 units issued and outstanding at December 31, 2014 and 2013, respectively	1,229,203	1,097,737
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,230,374	$2,862,202
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Pipeline transportation services	86,453	86,508	76,290
Refinery services	207,401	205,985	196,017
Marine transportation	229,282	152,542	118,204
Supply and logistics	3,323,028	3,689,795	2,976,850
Total revenues	3,846,164	4,134,830	3,367,361
COSTS AND EXPENSES:
Supply and logistics product costs	3,166,336	3,547,141	2,840,970
Supply and logistics operating costs	110,716	102,187	82,776
Marine transportation operating costs	142,793	104,676	80,547
Refinery services operating costs	121,401	131,289	123,477
Pipeline transportation operating costs	30,767	27,206	21,894
General and administrative	50,692	46,790	41,837
Depreciation and amortization	90,908	64,784	61,150
Total costs and expenses	3,713,613	4,024,073	3,252,651
OPERATING INCOME	132,551	110,757	114,710
Equity in earnings of equity investees	43,135	22,675	14,345
Interest expense	(66,639)	(48,583)	(40,923)
Income from continuing operations before income taxes	109,047	84,849	88,132
Income tax (expense) benefit	(2,845)	(845)	9,205
Income from continuing operations	106,202	84,004	97,337
Income (loss) from discontinued operations	—	2,105	(1,018)
NET INCOME	$106,202	$86,109	$96,319
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Continuing operations	$1.18	$1.00	$1.24
Discontinued operations	—	0.03	(0.01)
Net income per common unit	$1.18	$1.03	$1.23
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	90,060	83,957	78,363
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital
December 31, 2011	71,965	$792,638
Net income	—	96,319
Cash distributions	—	(142,383)
Issuance of units for cash, net (Note 11)	5,750	169,421
Conversion of waiver units (Note 11)	3,476	—
Other	12	500
December 31, 2012	81,203	916,495
Net income	—	86,109
Cash distributions	—	(168,441)
Issuance of units for cash, net (Note 11)	5,750	263,574
Conversion of waiver units (Note 11)	1,738	—
December 31, 2013	88,691	1,097,737
Net income	—	106,202
Cash distributions	—	(200,461)
Issuance of common units for cash, net (Note 11)	4,600	225,725
Conversion of waiver units (Note 11)	1,738	—
December 31, 2014	95,029	$1,229,203
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,202	$86,109	$96,319
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	90,908	64,796	61,166
Amortization and write-off of debt issuance costs and premium	4,785	4,339	4,037
Amortization of unearned income and initial direct costs on direct financing leases	(15,706)	(16,152)	(16,788)
Payments received under direct financing leases	21,235	21,262	21,804
Equity in earnings of investments in equity investees	(43,135)	(22,675)	(14,345)
Cash distributions of earnings of equity investees	57,165	34,132	23,900
Non-cash effect of equity-based compensation plans	4,494	12,473	7,197
Deferred and other tax benefits	1,745	(152)	(9,222)
Unrealized (gains) losses on derivative transactions	(17,984)	1,313	86
Other, net	3,391	(873)	2,085
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 14)	77,954	(46,186)	13,065
Net cash provided by operating activities	291,054	138,386	189,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(443,482)	(343,119)	(146,456)
Cash distributions received from equity investees—return of investment	18,363	12,432	14,909
Investments in equity investees	(40,926)	(94,551)	(63,749)
Acquisitions	(157,000)	(230,880)	(205,576)
Proceeds from asset sales and discontinued operations	272	1,910	773
Other, net	(1,214)	(1,622)	(1,508)
Net cash used in investing activities	(623,987)	(655,830)	(401,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,839,900	1,593,300	1,674,400
Repayments on senior secured credit facility	(1,872,300)	(1,510,500)	(1,583,700)
Proceeds from issuance of senior unsecured notes, including premium	350,000	350,000	101,000
Debt issuance costs	(11,896)	(8,157)	(7,105)
Issuance of common units for cash, net	225,725	263,574	169,421
Distributions to common unitholders	(200,461)	(168,441)	(142,383)
Other, net	2,561	(4,748)	1,135
Net cash provided by financing activities	333,529	515,028	212,768
Net increase (decrease) in cash and cash equivalents	596	(2,416)	465
Cash and cash equivalents at beginning of period	8,866	11,282	10,817
Cash and cash equivalents at end of period	$9,462	$8,866	$11,282

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
In the fourth quarter of 2014, we reorganized our operating segments as a result of a change in the way our Chief
Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our marine transportation activities, formerly reported in the Supply and Logistics Segment, are now reported in our Marine Transportation Segment. In addition, the results of our offshore and onshore pipeline transportation activities, formerly reported in the Pipeline Transportation Segment, are now reported separately in our Onshore
Pipeline Transportation Segment and Offshore Pipeline Transportation Segments.

As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments – Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine
Transportation and Supply and Logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.

These five divisions that constitute our reportable segments consist of the following:
•Onshore pipeline transportation of crude oil and, to a lesser extent, carbon dioxide (or “CO2”);

•	Offshore pipeline transportation of crude oil in the Gulf of Mexico;

•
Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS”, commonly pronounced "nash");

•	Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

•	Supply and logistics services, which include terminaling, blending, storing, marketing, and transporting crude oil and petroleum products and, on a smaller scale, CO2.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2014 and 2013 and our results of operations, changes in partners’ capital and cash flows for the years ended December 31, 2014, 2013 and 2012. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
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
Fixed Assets
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 5 to 40 years for pipelines and related assets, 20 to 30 years for marine vessels, 10 to 20 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 10 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.
Maintenance and repair costs are charged to expense as incurred. Costs incurred for major replacements and upgrades are capitalized and depreciated over the remaining useful life of the asset. Certain volumes of crude oil and refined products are classified in fixed assets, as they are necessary to ensure efficient and uninterrupted operations of the gathering businesses. These crude oil and refined products volumes are carried at their weighted average cost.
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
Deferred Charges on Marine Transportation Assets
Our marine vessels are required by US Coast Guard regulations to be re-certified after a certain period of time, usually every five years.  The US Coast Guard states that vessels must meet specified "seaworthiness" standards to maintain required operating certificates. To meet such standards, vessels must undergo regular inspection, monitoring, and maintenance, referred to as "dry-docking." Typical dry-docking costs include costs incurred to comply with regulatory and vessel classification inspection requirements, blasting and steel coating, and steel replacement. We defer and amortize these costs to maintenance and repair expense over the length of time that the certification is supposed to last.
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
Direct Financing Leasing Arrangements
For our direct financing leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in pipeline transportation services revenue in the Consolidated Statements of Operations. The pipeline cost is not included in fixed assets.
We review our direct financing lease arrangements for credit risk. Such review includes consideration of the credit rating and financial position of the lessee. See Note 7.

CO2 Assets
Our CO2 assets include three volumetric production payments, which are amortized on a units-of-production method. These assets are included in Other Assets in our Consolidated Balance Sheets. See Note 9.
Intangible and Other Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. We are amortizing our customer and supplier relationships, contract agreements, licensing agreements and trade name based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution of these assets to our cash flows is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. Intangible assets associated with lease or other items are being amortized on a straight-line basis.
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
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired. We evaluate, and test if necessary, goodwill for impairment annually at October 1, and more frequently if indicators of impairment are present. During evaluation, we perform a qualitative assessment of relevant events and circumstances to determine the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not necessary. If the calculated fair value of the reporting unit exceeds its book value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value including associated goodwill amounts, a charge to earnings may be necessary to reduce the carrying value of the goodwill to its implied fair value. In the event that we determine that goodwill has become impaired, we will incur a charge for the amount of impairment during the period in which the determination is made. No goodwill impairment has occurred in any of the periods presented. See Note 9 for further information.
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
Revenue Recognition
Product Sales—Revenues from the sale of crude oil, petroleum products and CO2 by our supply and logistics segment, and caustic soda and NaHS by our refinery services segment are recognized when title to the inventory is transferred to the customer, pricing is fixed and determinable, collectibility is reasonably assured and there are no further significant obligations for future performance by us. Most frequently, title transfers upon our delivery of the inventory to the customer at a location designated by the customer, although in certain situations, title transfers when the inventory is loaded for transportation to the customer. Our crude oil and petroleum products are typically sold at prices based off daily or monthly published prices. Many of our contracts for sales of NaHS incorporate the price of caustic soda in the pricing formulas.
Marine Transportation—Revenues from the inland and offshore marine transportation of heavy refined petroleum products, including asphalt and crude oil, via our barges or vessels are recognized over the transit time of individual shipments as determined on an individual contract basis. Revenue from these contracts is typically based on a set day rate or a set fee per cargo movement. The costs of fuel, substantially all of which is a pass through expense, and other specified operational costs are directly reimbursed by the customer under most of these contracts.
Rail Facility Loading and Unloading Revenues—Revenues based on a per barrel fee from the loading and/or unloading of crude oil at our rail facilities is recognized as the crude oil enters or exits the railcars.
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
Marine operating costs consist primarily of employee and related costs to man the boats, barges, and vessels, maintenance and supply costs related to general upkeep of the boats, barges, and vessels, and fuel costs which are rebillable and passed through to the customer.
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation, including our expanded presentation of "Revenues" and "Costs and Expenses" on our Consolidated Statements of Operations and expanded presentation in Note 12 relating to our change in segment reporting as previously discussed in Note 1.
Recent and Proposed Accounting Pronouncements
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
3. Acquisitions and Divestitures
Acquisitions
M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012.
The purchase price of $157 million was paid to Mid Ocean Tanker Company in cash, as funded with proceeds from available and committed liquidity under our $1 billion revolving credit facility. We have reflected the financial results of the acquired business in our marine transportation segment from the date of acquisition. We have recorded the assets acquired in the Consolidated Financial Statements at their fair values. Those fair values were developed by management.
The allocation of the purchase price, as presented on our Consolidated Balance Sheet, is summarized as follows:

Property and equipment	$125,000
Intangible assets	32,000
Total purchase price	$157,000

Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since November 13, 2014, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Year Ended December 31,
2014
Revenues	$3,038
Net income	$454
The table below presents selected unaudited pro forma financial information for us incorporating the historical results of the acquired M/T American Phoenix. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2013 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. Depreciation expense for the fixed assets acquired is calculated on a straight-line basis over an estimated useful life of approximately 30 years.

	Year Ended December 31,
	2014	2013
Pro forma earnings data:
Revenues from continuing operations	$3,863,745	$4,153,443
Net Income	$111,132	$90,829
Offshore Marine Transportation Business
In August 2013, we acquired substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for $230.9 million, which we refer to as our offshore marine transportation business and assets. The total acquisition cost of $230.9 million was allocated to fixed assets on our Consolidated Balance Sheet. The acquired business was primarily comprised of nine barges and nine tug boats that transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition was funded with proceeds from our $1 billion revolving credit facility. We have reflected the financial results of the acquired business in our marine segment from the date of the acquisition.
Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since August 28, 2013, the effective closing date of that acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

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

Divestitures
On December 31, 2013 we sold our vehicle fuel procurement and delivery logistics management services business. We sold the business for $1 million and recorded a gain on the sale of approximately $0.9 million, included in Income (loss) from discontinued operations on the Consolidated Statements of Operations. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations in our Consolidated Statements of Operations for the years ended December 31, 2013 and 2012. The summarized operating results of our discontinued operations are as follows:

	Year Ended December 31,
	2013	2012
Revenues	$593,733	$702,695
Cost and expenses	592,505	703,715
Operating income (loss)	1,228	(1,020)
Interest income	2	2
Income (loss) before income taxes	1,230	(1,018)
Gain on sale of discontinued operations	875	—
Income (loss) from discontinued operations	$2,105	$(1,018)

4. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2014	2013
Accounts receivable - trade	$274,502	$369,559
Allowance for doubtful accounts	(2,973)	(1,526)
Accounts receivable - trade, net	$271,529	$368,033
The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2014	2013	2012
Balance at beginning of period	$1,526	$2,372	$1,044
(Credited) charged to costs and expenses	1,447	(86)	2,096
Amounts written off	—	(760)	(768)
Balance at end of period	$2,973	$1,526	$2,372
5. Inventories
The major components of inventories were as follows:

	December 31,
	2014	2013
Petroleum products	$30,108	$71,373
Crude oil	7,266	5,380
Caustic soda	2,850	2,679
NaHS	6,603	5,845
Other	2	53
Total	$46,829	$85,330
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $6.6 million at December 31, 2014; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference. At December 31, 2013, market values of our inventory exceeded recorded costs.
6. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2014	2013
Pipelines and related assets	$466,613	$338,920
Machinery and equipment	376,672	173,092
Transportation equipment	18,479	19,140
Marine vessels	731,016	554,679
Land, buildings and improvements	38,037	30,170
Office equipment, furniture and fixtures	6,696	5,633
Construction in progress	222,233	183,037
Other	39,312	23,303
Fixed assets, at cost	1,899,058	1,327,974
Less: Accumulated depreciation	(268,057)	(199,230)
Net fixed assets	$1,631,001	$1,128,744
Depreciation expense was $73.2 million, $46.3 million and $37.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Asset Retirement Obligations
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2012	$12,695
Liabilities incurred	789
Accretion expense	848
December 31, 2013	14,332
Liabilities incurred	—
Accretion expense	458
December 31, 2014	$14,790

7. Net Investment in Direct Financing Leases
Our direct financing leases include a lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we are paid quarterly payments, which commenced August 2008. These quarterly payments are fixed at approximately $20.7 million per year during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interests in the NEJD Pipeline to the lessee for a nominal payment. There are requirements in our leases that would provide credit support should the credit rating of our lessee fall to certain levels.
The following table lists the components of the net investment in direct financing leases:

	December 31,
	2014	2013
Total minimum lease payments to be received	$277,732	$298,924
Estimated residual values of leased property (unguaranteed)	292	292
Unamortized initial direct costs	1,444	1,621
Less unearned income	(127,531)	(143,415)
Net investment in direct financing leases	151,937	157,422
Less current portion (included in other current assets)	(5,978)	(5,519)
Long-term portion of net investment in direct financing leases	$145,959	$151,903
At December 31, 2014, minimum lease payments to be received for each of the five succeeding fiscal years are $20.7 million.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At December 31, 2014 and 2013, the unamortized excess cost amounts totaled $215.4 million and $225.7 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2014	2013	2012
Genesis’ share of operating earnings	$53,783	$33,152	$24,532
Amortization of excess purchase price	(10,648)	(10,477)	(10,187)
Net equity in earnings	$43,135	$22,675	$14,345
Distributions received	$75,528	$46,564	$38,809

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2014	2013
BALANCE SHEET DATA:
Assets
Current assets	$42,135	$70,921
Fixed assets, net	1,015,305	1,028,808
Other assets	4,369	6,823
Total assets	$1,061,809	$1,106,552
Liabilities and equity
Current liabilities	$25,369	$55,918
Other liabilities	202,613	190,578
Equity	833,827	860,056
Total liabilities and equity	$1,061,809	$1,106,552

	Year Ended December 31,
	2014	2013	2012
INCOME STATEMENT DATA:
Revenues	$246,265	$183,533	$162,267
Operating Income	$146,760	$102,107	$80,841
Net Income	$142,754	$99,357	$77,975

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2014 and 2013:

		December 31, 2014			December 31, 2013
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	5	$94,654	$81,880	$12,774	$94,654	$76,283	$18,371
Licensing agreements	6	38,678	28,983	9,695	38,678	26,055	12,623
Segment total		133,332	110,863	22,469	133,332	102,338	30,994
Supply & Logistics:
Customer relationships	5	35,430	30,228	5,202	35,430	28,568	6,862
Intangibles associated with lease	15	13,260	3,512	9,748	13,260	3,039	10,221
Segment total		48,690	33,740	14,950	48,690	31,607	17,083
Marine contract intangibles	5	32,000	833	31,167	—	—	—
Other	5	22,797	8,452	14,345	21,356	6,505	14,851
Total		$236,819	$153,888	$82,931	$203,378	$140,450	$62,928
The licensing agreements referred to in the table above relate to the agreements we have with refiners to provide services. The supply and logistics lease relates to a terminal facility in Shreveport, Louisiana. The marine contract intangibles relate to the contracts we assumed in the purchase of the M/T American Phoenix in November 2014.

We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The supply and logistics lease, marine contract, and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $13.4 million, $14.6 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2015	2016	2017	2018	2019
Refinery Services:
Customer relationships	$4,405	$3,471	$2,737	$2,161	$—
Licensing agreements	2,711	2,510	2,324	2,150	—
Supply and Logistics:
Customer relationships	1,275	981	757	586	454
Intangibles associated with lease	474	474	474	474	474
Marine contract intangibles	6,417	5,400	5,400	5,400	5,400
Other	2,057	2,025	2,006	2,006	2,006
Total	$17,339	$14,861	$13,698	$12,777	$8,334

Goodwill
The carrying amount of goodwill by business segment at both December 31, 2014 and 2013 was $301.9 million in refinery services and $23.1 million in supply and logistics. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2014	2013
CO2 volumetric production payments, net of amortization	$9,395	$4,421
Deferred marine charges (1)	13,042	2,829
Other deferred costs and deposits	38,854	30,861
Other assets, net of amortization	$61,291	$38,111

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)
The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $4.2 million in 2014, $3.9 million in 2013 and $3.8 million in 2012.
10. Debt
At December 31, 2014 and 2013, our obligations under debt arrangements consisted of the following:

	December 31,
	2014	2013
Senior secured credit facility	$550,400	$582,800
7.875% senior unsecured notes (including unamortized premium of $639 and $772 in 2014 and 2013, respectively)	350,639	350,772
5.750% senior unsecured notes	$350,000	350,000
5.625% senior unsecured notes	$350,000	—
Total long-term debt	$1,601,039	$1,283,572

Senior Secured Credit Facility
In June 2014, we amended and restated our $1 billion senior secured credit facility with a syndicate of banks to, among other things, extend the term of our credit facility to July 25, 2019. Additionally, the accordion feature was increased from $300 million to $500 million, giving us the ability to expand the size of the facility up to an aggregate $1.5 billion for acquisitions or internal growth projects, subject to lender consent. Our credit facility includes an inventory financing sublimit of $150 million.
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 2.50% on Eurodollar borrowings and from 0.50% to 1.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2014, the applicable margins on our borrowings were 1.25% for alternate base rate borrowings and 2.25% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 2.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2014, our letter of credit rate was 2.25%.

•
We pay a commitment fee on the unused portion of the $1 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.250% to 0.375% per annum depending on our leverage ratio (0.375% at December 31, 2014).

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
At December 31, 2014, we had $550.4 million borrowed under our credit facility, with $45.0 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $10.8 million was outstanding at December 31, 2014. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 25, 2019. The total amount available for borrowings under our credit facility at December 31, 2014 was $438.8 million.
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

The 2018, 2021 and 2024 Notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are each fully and unconditionally guaranteed, subject to customary exceptions pursuant to the indentures governing our 2018, 2021 and 2024 Notes, as discussed below, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem the 2018 Notes at any time after December 15, 2014, at a premium to the face amount of the notes that varies based on the time remaining to maturity of the 2018 Notes. We have the right to redeem the 2021 Notes at any time after February 15, 2017, at a premium to the face amount of the 2021 Notes that varies based on the time remaining to maturity on the 2021 Notes. Prior to February 15, 2016, we may also redeem up to 35% of the principal amount of the 2021 Notes for 105.75% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem the 2024 Notes at any time after June 15, 2019, at a premium to the face amount of the 2024 Notes that varies based on the time remaining to maturity on the 2024 Notes. Prior to June 15, 2017, we may also redeem up to 35% of the principal amount of the 2024 Notes for 105.625% of the face amount with the proceeds from an equity offering of our common units.
Guarantees of the 2018, 2021 and 2024 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2014, we were in compliance with the financial covenants contained in our credit facility and indenture.
11. Partners’ Capital and Distributions
At December 31, 2014, our outstanding equity consisted of 94,989,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions.
Our outstanding equity also included non-voting securities -- waiver units -- that were entitled to a minimal quarterly distribution until conversion into Class A common units at a 1 to 1 ratio. As of December 31, 2014, all of our waiver units had been converted into common units.

Distributions
Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We paid distributions in 2015, 2014 and 2013 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2012
4th Quarter	February 14, 2013	$0.4850	$39,390
2013
1st Quarter	May 15, 2013	$0.4975	$40,405
2nd Quarter	August 14, 2013	$0.5100	$42,302
3rd Quarter	November 14, 2013	$0.5225	$46,344
4th Quarter	February 14, 2014	$0.5350	$47,453
2014
1st Quarter	May 15, 2014	$0.5500	$48,783
2nd Quarter	August 14, 2014	$0.5650	$50,114
3rd Quarter	November 14, 2014	$0.5800	$54,112
4th Quarter	February 13, 2015	$0.5950	$56,542

Equity Issuances and Contributions
Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.
In September 2014, we issued 4,600,000 Class A common units in a public offering at a price of $50.71 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $225.7 million from that offering. We used the net proceeds for general partnership purposes, including the repayment of outstanding borrowings under our revolving credit facility.
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
The new common units issued in 2014, 2013 and 2012 to the public for cash were as follows:

Period	Purchaser of Common Units	Units	Gross Unit Price	Issuance Value	Costs	Net Proceeds
September 2014	Public	4,600	$50.71	$233,266	$(7,541)	$225,725
September 2013	Public	5,750	$47.51	$273,183	$(9,609)	$263,574
March 2012	Public	5,750	$30.80	$177,100	$(7,679)	$169,421
12. Business Segment Information
Our operations consist of five operating segments (see Note 1 for discussion of segment reporting change):

•	Onshore Pipeline Transportation –transportation of crude oil, and to a lesser extent, CO2;

•	Offshore Pipeline Transportation – offshore transportation of crude oil in the Gulf of Mexico;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America and;

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
Segment information for each year presented below is as follows:

	Onshore Pipeline Transportation	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics(a)	Total
Year Ended December 31, 2014
Segment Margin (b)	$61,231	$71,598	$84,851	$86,239	$43,345	$347,264
Capital expenditures (c)	$46,611	$37,639	$2,385	$232,783	$325,130	$644,548
Revenues:
External customers	$66,760	$3,296	$218,297	$214,039	$3,343,772	$3,846,164
Intersegment (d)	16,397	—	(10,896)	15,243	(20,744)	—
Total revenues of reportable segments	$83,157	$3,296	$207,401	$229,282	$3,323,028	$3,846,164
Year Ended December 31, 2013
Segment Margin (b)	$64,349	$44,530	$75,361	$47,726	$48,394	$280,360
Capital expenditures (c)	$130,787	$94,286	$3,258	$260,736	$215,138	$704,205
Revenues:
External customers	$65,452	$3,923	$216,860	$131,049	$3,717,546	$4,134,830
Intersegment (d)	17,133	—	(10,875)	21,493	(27,751)	—
Total revenues of reportable segments	$82,585	$3,923	$205,985	$152,542	$3,689,795	$4,134,830
Year Ended December 31, 2012
Segment Margin (b)	$58,039	$38,500	$72,883	$37,528	$55,383	$262,333
Capital expenditures (c)	$59,345	$269,365	$2,692	$37,188	$57,708	$426,298
Revenues:
External customers	$56,198	$5,508	$205,110	$99,016	$3,001,529	$3,367,361
Intersegment (d)	14,584	—	(9,093)	19,188	(24,679)	—
Total revenues of reportable segments	$70,782	$5,508	$196,017	$118,204	$2,976,850	$3,367,361

Total assets by reportable segment were as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Onshore pipeline transportation	$460,012	$437,912	$325,189
Offshore pipeline transportation	645,668	637,323	565,463
Refinery services	403,703	417,121	414,170
Marine transportation	745,128	529,914	276,736
Supply and logistics	907,189	782,547	473,611
Other assets	68,674	57,385	54,495
Total consolidated assets	$3,230,374	$2,862,202	$2,109,664

(a)	Discontinued operations are included in Segment Margin but excluded from revenues for all periods presented.

(b)	A reconciliation of Segment Margin to income from continuing operations before income taxes for each year is presented below.
(c) Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of internal growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of internal growth projects, capital spending in our Offshore pipeline transportation segment included $36.1 million and $94.3 million during the years ended December 31, 2014 and December 31, 2013 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline. During 2014, capital spending in our marine transportation segment included $157 million for our purchase of the M/T American Phoenix. During 2013, capital spending in our marine segment also included $230.9 million for the acquisition of our offshore marine transportation assets. During 2012, capital spending in our pipeline transportation segment also included $205.6 million for the acquisition of interests in several Gulf of Mexico pipelines.
(d) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to income from continuing operations:

	Year Ended December 31,
	2014	2013	2012
Segment Margin	$347,264	$280,360	$262,333
Corporate general and administrative expenses	(47,065)	(43,353)	(38,372)
Depreciation and amortization	(90,908)	(64,784)	(61,150)
Interest expense	(66,639)	(48,583)	(40,923)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(31,093)	(23,889)	(24,464)
Non-cash items not included in Segment Margin	3,017	(7,551)	(5,280)
Cash payments from direct financing leases in excess of earnings	(5,529)	(5,110)	(5,016)
Income tax expense	(2,845)	(845)	9,205
Discontinued operations	—	(2,241)	1,004
Income from continuing operations	$106,202	$84,004	$97,337
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.

13. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$3,060	$3,076	$2,905
Petroleum products sales to Davison family businesses(2)	—	1,293	1,344
Petroleum products sales to an affiliate of the Quintana Group (2) (3)	—	—	21,143
Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$630	$600	$600
Marine operating fuel and expenses provided by an affiliate of the Quintana Group (3)	—	—	6,260

(1)	We own a 50% interest in Sandhill Group, LLC (or "Sandhill).

(2)	Amounts included in discontinued operations for all periods presented.

(3)
The Quintana Group monetized all of its remaining investment in our common units on October 5, 2012. Transactions with the Quintana Group are included in the above table as related party transactions through October 5, 2012.

Our CEO, Mr. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Amounts due from Related Parties
At December 31, 2014, and 2013, Sandhill owed us $0.3 million and $0.2 million, respectively, for purchases of CO2.
14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2014	2013	2012
(Increase) decrease in:
Accounts receivable	$95,014	$(96,300)	$(34,299)
Inventories	38,501	1,720	14,074
Deferred Charges	(8,935)	—	—
Other current assets	62,305	(39,170)	(9,593)
Increase (decrease) in:
Accounts payable	(73,307)	41,718	53,146
Accrued liabilities	(35,624)	45,846	(10,263)
Net changes in components of operating assets and liabilities	$77,954	$(46,186)	$13,065
Payments of interest and commitment fees, net of amounts capitalized, were $74.8 million, $49.7 million and $41.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. We capitalized interest of $13.8 million, $13.3 million and $3.9 million during the years ended December 31, 2014, 2013 and 2012.
During the years ended December 31, 2014 and 2013, we paid taxes of $0.8 million and $0.6 million. During the year ended December 31, 2012, we received a tax refund, net of amounts paid, of $0.3 million.
At December 31, 2014, 2013 and 2012, we had incurred liabilities for fixed and intangible asset additions totaling $61.2 million, $52.5 million and $14.1 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

At December 31, 2014 and 2013, we had incurred liabilities for other asset additions totaling $9.4 million and $0.1 million that had not been paid at the end of the year, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
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
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2014 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2014, we granted 125,988 phantom units with tandem DERs at a weighted average grant fair value of $54.14 per unit. During 2013, we granted 152,964 phantom units with tandem DERs at a weighted average grant date fair value of $46.88 per unit. The phantom units granted during 2014 and 2013 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2013 and 2014 will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2015 and 2016, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.
During 2012, we granted 176,995 phantom units with tandem DERs at a weighted average grant date fair value of $31.14 per unit. These phantom units will vest in April 2015, the third anniversary of the date of grant, at 150% of the targeted number of phantom units due to the distribution per common unit target achieved in the fourth quarter of 2014.
A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2013	105,385	$35.42	$3,733	334,969	$35.79	$11,989
Granted	43,225	$54.05	2,336	82,763	$54.18	4,484
Forfeited	(4,599)	$43.19	(199)	(6,899)	$43.20	(298)
Settled	(31,188)	$27.11	(846)	(96,988)	$28.21	(2,736)
Unvested at December 31, 2014	112,823	$44.53	$5,024	313,845	$42.82	$13,439
At December 31, 2014, we estimated the unrecognized compensation cost of our phantom awards to be approximately $4.9 million to be recognized over a weighted average period of approximately one year. We recorded $8.8 million and $13.1 million of compensation expense for the years ended December 31, 2014 and 2013, respectively. Our liability for these awards totaled $15.4 million and $17.1 million at December 31, 2014 and 2013, respectively.
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
The estimates that we make each period to determine the fair value of these rights include the following assumptions:

	Assumptions Used for Fair Value of Rights
	December 31, 2014			December 31, 2013			December 31, 2012
Expected life of rights (in years)	Less than 1			Less than 1			Less than 1
Risk-free interest rate	—%	-	0.07%	—%	-	0.07%	—%	-	0.07%
Expected unit price volatility	39.3%			39.3%			39.3%
Expected future distribution yield	5.00%			5.00%			5.00%
The following table reflects rights activity under our Stock Appreciation Rights Plan as of January 1, 2014, and changes during the year ended December 31, 2014:

	Stock Appreciation Rights	Weighted Average Strike Price	Weighted Average Contractual Remaining Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	207,498	$17.43
Exercised during 2014	(37,813)	$51.59
Forfeited or expired during 2014	(8,830)	$16.03
Outstanding at December 31, 2014	160,855	$18.08	3.47	$3,906
Exercisable at December 31, 2014	160,855	$18.08	3.47	$3,906
The total intrinsic value of rights exercised during 2014, 2013 and 2012 was $1.4 million, $5.5 million and $3.3 million, respectively, which was paid in cash to the participants.
As of December 31, 2014, all of our SARs were vested and the related total compensation cost had been fully recognized.
We recorded a reduction to compensation expense related to our stock appreciation rights from continuing operations of $2.0 million in 2014. In 2013 and 2012 we recorded compensation expense related to our stock appreciation rights from continuing operations of $5.6 million and $4.3 million, respectively.

Equity-Based Compensation Plan Expense
Equity-based compensation expense from our continuing operations during the three years ended December 31, 2014 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2014	2013	2012
Supply and logistics operating costs	$485	$4,524	$2,707
Marine transportation operating costs	626	586	190
Refinery services operating costs	(62)	1,978	1,427
Pipeline operating costs	(52)	510	247
General and administrative expenses	5,824	11,073	6,448
Total	$6,821	$18,671	$11,019
Bonus Program
Bonuses under our bonus plan are paid at the discretion of the G&C Committee to our employees and executive officers based on quantitative and qualitative measures relating to: our financial and operational performance relative to our peers; industry expectations; progress in attaining strategic goals; and individual performance. In 2014, the G&C Committee based bonus amounts primarily on the amount of cash we generated for distributions to our unitholders, measured on a calendar-year basis. Two metrics were considered by the G&C Committee in determining the general bonus pool – the level of Available Cash before Reserves (before subtracting bonus expense and related employer tax burdens) that we generated and our company-wide safety record improvement which included a targeted achieved level in our company-wide incident injury rate. The level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee is weighted 90% and the achieved level of the targeted improvement in our safety record is weighted 10%. The sum of the weighted percentage achievement of these targets is multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. In addition, the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts. At December 31, 2014, we accrued $8.1 million for estimated bonuses to be paid in March 2015. For 2013 and 2012, we paid bonuses totaling $5.3 million and $7.9 million, respectively, to our executive officers and employees.
Employee Benefit Plans
In order to encourage long-term savings and to provide additional funds for retirement to its employees, we sponsor a tax qualified profit-sharing and retirement savings plan. Under this plan, our matching contribution is calculated as an equal match of the first 6% of each employee’s annual pretax contribution. Our profit-sharing plan targets a 3% contribution of each eligible employee’s total compensation (subject to IRS limitations). The expenses included in the Consolidated Statements of Operations for costs relating to this plan were $6.3 million, $4.3 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We also provided certain health care and survivor benefits for our active employees. Our health care benefit programs are self-insured, with a catastrophic insurance policy to limit our costs. We plan to continue self-insuring these plans in the future. The expenses included in the Consolidated Statements of Operations for these benefits were $13.5 million, $10.4 million and $8.8 million in 2014, 2013 and 2012, respectively.
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

During 2014, 2013 and 2012 our largest customer was Shell Oil Company, which accounted for 12%, 17% and 14% of total revenues respectively. The revenues from Shell Oil Company in all three years relate primarily to our supply and logistics operations.
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
At December 31, 2014, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments. We had no outstanding derivative contracts that were designated as hedges under accounting rules.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	366	168
Weighted average contract price per bbl	$74.82	$65.30
Diesel futures:
Contract volumes (1,000 bbls)	56	—
Weighted average contract price per gal	$2.43	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	465	95
Weighted average contract price per bbl	$60.07	$44.95
Crude oil options:
Contract volumes (1,000 bbls)	125	—
Weighted average premium received	$2.08	$—

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures and forward contracts and call options	Volatility in crude oil and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Supply and logistics costs - product costs
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2014 and 2013:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2014	December 31, 2013
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$16,383	$615
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(2,310)	(615)
Net amount of assets presented in the Consolidated Balance Sheets		14,073	—
Liability Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,310)	$(4,527)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	2,310	4,527
Net amount of liabilities presented in the Consolidated Balance Sheets		—	—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other in 2013.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2014, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.4 million increased by $0.3 million of variation margin).  As of December 31, 2013, we had a net broker receivable of approximately $5.3 million (consisting of initial margin of $4.1 million increased by $1.2 million of variation margin that had been returned to us).  At December 31, 2014 and December 31, 2013, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Effect on Operating Results

	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs
	Year Ended December 31,
	2014	2013	2012
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	$—	$—	$—
Contracts not considered hedges under accounting guidance	35,468	(3,268)	(2,936)
Total derivatives	$35,468	$(3,268)	$(2,936)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$16,383	$—	$—	$615	$—	$—
Liabilities	$(2,310)	$—	$—	$(4,527)	$—	$—
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2014 our senior unsecured notes had a carrying value of $1,050.6 million and a fair value of $1,003.6 million, compared to $700.8 million and $732.4 million, respectively at December 31, 2013. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
The future minimum rental payments under all non-cancelable operating leases as of December 31, 2014, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2015	$2,282	$14,796	$15,752	$32,830
2016	1,846	9,451	7,149	18,446
2017	1,625	7,430	2,687	11,742
2018	1,631	5,967	2,692	10,290
2019	1,580	5,705	2,697	9,982
2020 and thereafter	4,484	6,617	20,866	31,967
Total minimum lease obligations	$13,448	$49,966	$51,843	$115,257
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2014	$37,941
Year Ended December 31, 2013	$27,674
Year Ended December 31, 2012	$21,530
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
Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$345	$(8,463)
State	1,100	650	275
Total current income tax expense (benefit)	$1,100	$995	$(8,188)
Deferred:
Federal	$1,508	$(248)	$(1,035)
State	237	98	18
Total deferred income tax benefit	$1,745	$(150)	$(1,017)
Total income tax expense (benefit) from continuing operations (1)	$2,845	$845	$(9,205)

(1)	Our discontinued operations had no income tax benefit or expense in any period presented.

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Current:
Other current assets	$262	$297
Other	8	8
Total current deferred tax asset	270	305
Net operating loss carryforwards	9,048	7,784
Total long-term deferred tax asset	9,048	7,784
Valuation allowances	(737)	(660)
Total deferred tax assets	$8,581	$7,429
Deferred tax liabilities:
Current:
Other	$(871)	$(785)
Long-term:
Fixed assets	(4,335)	(4,441)
Intangible assets	(14,419)	(11,503)
Total long-term liability	(18,754)	(15,944)
Total deferred tax liabilities	$(19,625)	$(16,729)
Total net deferred tax liability	$(11,044)	$(9,300)
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

Our income tax expense (benefit) varies from the amount that would result from applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes	$109,047	$84,849	$88,132
Partnership income not subject to tax	(104,751)	(85,567)	(90,815)
Income (loss) subject to income taxes	$4,296	$(718)	$(2,683)
Tax expense (benefit) at federal statutory rate	$1,504	$(251)	$(939)
State income taxes, net of federal tax	992	660	460
Effects of unrecognized tax positions, federal and state	—	—	(8,205)
Return to provision, federal and state	(232)	88	(166)
Other	581	348	(355)
Income tax expense (benefit)	$2,845	$845	$(9,205)
Effective tax rate on income from continuing operations before income taxes (1)	3%	1%	N/A

(1)
Income tax expense is related to taxable income generated by our corporate subsidiaries and Texas Margin Tax. Due to the income tax benefit in 2012, the effective tax rate as a percentage of our total income from continuing operations before income taxes is not meaningful for those periods.

In 2012, we reversed $8.2 million of uncertain tax positions and recognized an income tax benefit in the Consolidated Statements of Operations as a result of tax audit settlements and the expiration of statutes of limitations. At December 31, 2014 and 2013, we had no uncertain tax positions.

21. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2014 and 2013.

	2014 Quarters				Total
	First	Second	Third	Fourth	Year
Revenues from continuing operations	$1,019,719	$1,015,049	$964,114	$847,282	$3,846,164
Operating income	$35,402	$31,257	$35,268	$30,624	$132,551
Income from continuing operations	$29,775	$21,148	$29,113	$26,166	$106,202
Net income	$29,775	$21,148	$29,113	$26,166	$106,202
Basic and diluted net income per common unit:
Continuing operations	$0.34	$0.24	$0.33	$0.28	$1.18
Net income per common unit	$0.34	$0.24	$0.33	$0.28	$1.18

Cash distributions per common unit (1)	$0.5350	$0.5500	$0.5650	$0.5800	$2.2300
	2013 Quarters				Total
	First	Second	Third	Fourth	Year
Revenues from continuing operations	$1,014,808	$1,068,694	$1,090,293	$961,035	$4,134,830
Operating income	$30,005	$33,360	$24,092	$23,300	$110,757
Income from continuing operations	$22,704	$26,612	$17,966	$16,722	$84,004
Loss from discontinued operations	$143	$290	$508	$1,164	$2,105
Net income	$22,847	$26,902	$18,474	$17,886	$86,109
Basic and diluted net income per common unit:
Continuing operations	$0.28	$0.32	$0.21	$0.19	$1.00
Discontinued operations	$—	$0.01	$0.01	$0.01	$0.03
Net income per common unit	$0.28	$0.33	$0.22	$0.20	$1.03

Cash distributions per common unit (1)	$0.4850	$0.4975	$0.5100	$0.5225	$2.0150

(1)	Represents cash distributions declared and paid in the applicable period.

22. Condensed Consolidating Financial Information
Our $1,050 million aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 10 for additional information regarding our consolidated debt obligations.
The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,352	$1,101	$—	$9,462
Other current assets	1,378,573	—	327,819	51,781	(1,412,269)	345,904
Total current assets	1,378,582	—	336,171	52,882	(1,412,269)	355,366
Fixed Assets, at cost	—	—	1,781,158	117,900	—	1,899,058
Less: Accumulated depreciation	—	—	(245,548)	(22,509)	—	(268,057)
Net fixed assets	—	—	1,535,610	95,391	—	1,631,001
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	28,421	—	269,252	146,700	(154,192)	290,181
Equity investees and other investments	—	—	628,780	—	—	628,780
Investments in subsidiaries	1,434,255	—	126,035	—	(1,560,290)	—
Total assets	$2,841,258	$—	$3,220,894	$294,973	$(3,126,751)	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,016	$—	$1,751,548	$13,013	$(1,412,432)	$363,145
Senior secured credit facilities	550,400	—	—	—	—	550,400
Senior unsecured notes	1,050,639	—	—	—	—	1,050,639
Deferred tax liabilities	—	—	18,754	—	—	18,754
Other liabilities	—	—	15,082	157,172	(154,021)	18,233
Total liabilities	1,612,055	—	1,785,384	170,185	(1,566,453)	2,001,171
Partners’ capital	1,229,203	—	1,435,510	124,788	(1,560,298)	1,229,203
Total liabilities and partners’ capital	$2,841,258	$—	$3,220,894	$294,973	$(3,126,751)	$3,230,374

Condensed Consolidating Balance Sheet
December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20	$—		$8,061	$785	$—	$8,866
Other current assets	1,133,695	—		498,230	54,199	(1,159,767)	526,357
Total current assets	1,133,715	—		506,291	54,984	(1,159,767)	535,223
Fixed Assets, at cost	—	—		1,211,356	116,618	—	1,327,974
Less: Accumulated depreciation	—	—		(181,905)	(17,325)	—	(199,230)
Net fixed assets	—	—		1,029,451	99,293	—	1,128,744
Goodwill	—	—		325,046	—	—	325,046
Other assets, net	21,432	—		238,282	152,413	(159,185)	252,942
Equity investees and other investments	—	—		620,247	—	—	620,247
Investments in subsidiaries	1,236,164	—		124,718	—	(1,360,882)	—
Total assets	$2,391,311	$—	$—	$2,844,035	$306,690	$(2,679,834)	$2,862,202
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$10,002	$—		$1,576,186	$19,660	$(1,159,295)	$446,553
Senior secured credit facilities	582,800	—		—	—	—	582,800
Senior unsecured notes	700,772	—		—	—	—	700,772
Deferred tax liabilities	—	—		15,944	—	—	15,944
Other liabilities	—	—		14,664	162,739	(159,007)	18,396
Total liabilities	1,293,574	—		1,606,794	182,399	(1,318,302)	1,764,465
Partners' capital	1,097,737	—		1,237,241	124,291	(1,361,532)	1,097,737
Total liabilities and partners’ capital	$2,391,311	$—		$2,844,035	$306,690	$(2,679,834)	$2,862,202

Condensed Consolidating Statement of Operations
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$61,221	$25,232	$—	$86,453
Refinery services	—	—	202,250	18,289	(13,138)	207,401
Marine transportation	—	—	229,282	—	—	229,282
Supply and logistics	—	—	3,312,273	107,752	(96,997)	3,323,028
Total revenues	—	—	3,805,026	151,273	(110,135)	3,846,164
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,264,327	109,722	(96,997)	3,277,052
Marine transportation costs	—	—	142,793	—	—	142,793
Refinery services operating costs	—	—	117,788	17,393	(13,780)	121,401
Pipeline transportation operating costs	—	—	29,111	1,656	—	30,767
General and administrative	—	—	50,572	120	—	50,692
Depreciation and amortization	—	—	85,696	5,212	—	90,908
Total costs and expenses	—	—	3,690,287	134,103	(110,777)	3,713,613
OPERATING INCOME	—	—	114,739	17,170	642	132,551
Equity in earnings of equity investees	—	—	43,135	—	—	43,135
Equity in earnings of subsidiaries	172,828	—	1,857	—	(174,685)	—
Interest (expense) income, net	(66,626)	—	15,662	(15,675)	—	(66,639)
Income before income taxes	106,202	—	175,393	1,495	(174,043)	109,047
Income tax benefit (expense)	—	—	(3,030)	185	—	(2,845)
Income from continuing operations	106,202	—	172,363	1,680	(174,043)	106,202
NET INCOME	$106,202	$—	$172,363	$1,680	$(174,043)	$106,202

Condensed Consolidating Statement of Operations
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$60,748	$25,760	$—	$86,508
Refinery services	—	—	203,021	17,835	(14,871)	205,985
Marine transportation	—	—	152,542	—	—	152,542
Supply and logistics	—	—	3,669,241	152,460	(131,906)	3,689,795
Total revenues	—	—	4,085,552	196,055	(146,777)	4,134,830
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,637,492	143,742	(131,906)	3,649,328
Marine transportation costs	—	—	104,676	—	—	104,676
Refinery services operating costs	—	—	128,814	16,873	(14,398)	131,289
Pipeline transportation operating costs	—	—	25,827	1,379	—	27,206
General and administrative	—	—	46,670	120	—	46,790
Depreciation and amortization	—	—	60,383	4,401	—	64,784
Total costs and expenses	—	—	4,003,862	166,515	(146,304)	4,024,073
OPERATING INCOME	—	—	81,690	29,540	(473)	110,757
Equity in earnings of equity investees	—	—	22,675	—	—	22,675
Equity in earnings of subsidiaries	134,616	—	13,399	—	(148,015)	—
Interest (expense) income, net	(48,507)	—	16,080	(16,156)	—	(48,583)
Income before income taxes	86,109	—	133,844	13,384	(148,488)	84,849
Income tax benefit (expense)	—	—	(676)	(169)	—	(845)
Income from continuing operations	86,109	—	133,168	13,215	(148,488)	84,004
Income from discontinued operations	—	—	2,105	—	—	2,105
NET INCOME	$86,109	$—	$135,273	$13,215	$(148,488)	$86,109

Condensed Consolidating Statement of Operations
Year Ended December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$50,106	$26,184	$—	$76,290
Refinery services	—	—	192,083	19,999	(16,065)	196,017
Marine transportation	—	—	118,204	—	—	118,204
Pipeline transportation services	—	—	2,951,500	135,013	(109,663)	2,976,850
Total revenues	—	—	3,311,893	181,196	(125,728)	3,367,361
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,913,127	120,280	(109,661)	2,923,746
Marine transportation costs	—	—	80,547	—	—	80,547
Refinery services operating costs	—	—	120,095	19,489	(16,107)	123,477
Pipeline transportation operating costs	—	—	21,000	894	—	21,894
General and administrative	—	—	41,715	122	—	41,837
Depreciation and amortization	—	—	57,386	3,764	—	61,150
Total costs and expenses	—	—	3,233,870	144,549	(125,768)	3,252,651
OPERATING INCOME	—	—	78,023	36,647	40	114,710
Equity in earnings of equity investees	—	—	14,345	—	—	14,345
Equity in earnings of subsidiaries	137,151	—	20,547	—	(157,698)	—
Interest (expense) income, net	(40,832)	—	16,500	(16,591)	—	(40,923)
Income before income taxes	96,319	—	129,415	20,056	(157,658)	88,132
Income tax benefit	—	—	8,903	302	—	9,205
Income from continuing operations	96,319	—	138,318	20,358	(157,658)	97,337
Loss from discontinued operations	—	—	(1,018)	—	—	(1,018)
NET INCOME	96,319	—	137,300	20,358	(157,658)	96,319

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(148,008)	$—	$589,643	$8,336	$(158,917)	$291,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(442,173)	(1,309)	—	(443,482)
Cash distributions received from equity investees - return of investment	42,755	—	18,363	—	(42,755)	18,363
Investments in equity investees	(225,725)	—	(40,926)	—	225,725	(40,926)
Acquisitions	—	—	(157,000)	—	—	(157,000)
Repayments on loan to non-guarantor subsidiary	—	—	4,993	—	(4,993)	—
Proceeds from asset sales	—	—	272	—	—	272
Other, net	—	—	(1,214)	—	—	(1,214)
Net cash used in investing activities	(182,970)	—	(617,685)	(1,309)	177,977	(623,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,839,900	—	—	—	—	1,839,900
Repayments on senior secured credit facility	(1,872,300)	—	—	—	—	(1,872,300)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(11,896)	—	—	—	—	(11,896)
Issuance of common units for cash, net	225,725	—	225,725	—	(225,725)	225,725
Distributions to partners/owners	(200,461)	—	(200,462)	(1,252)	201,714	(200,461)
Other, net	(1)	—	3,070	(5,459)	4,951	2,561
Net cash provided by financing activities	330,967	—	28,333	(6,711)	(19,060)	333,529
Net increase (decrease) in cash and cash equivalents	(11)	—	291	316	—	596
Cash and cash equivalents at beginning of period	20	—	8,061	785	—	8,866
Cash and cash equivalents at end of period	$9	$—	$8,352	$1,101	$—	$9,462

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(280,155)	$—	$547,333	$6,246	$(135,038)	$138,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(332,024)	(11,095)	—	(343,119)
Cash distributions received from equity investees - return of investment	23,963	—	12,432	—	(23,963)	12,432
Investments in equity investees	(263,574)	—	(94,551)	—	263,574	(94,551)
Acquisitions	—	—	(230,880)	—	—	(230,880)
Repayments on loan to non-guarantor subsidiary	—	—	4,512	—	(4,512)	—
Proceeds from assets sales	—	—	1,910	—	—	1,910
Other, net	—	—	(1,622)	—	—	(1,622)
Net cash used in investing activities	(239,611)	—	(640,223)	(11,095)	235,099	(655,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,593,300	—	—	—	—	1,593,300
Repayments on senior secured credit facility	(1,510,500)	—	—	—	—	(1,510,500)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Issuance of ownership interests to partners for cash	263,574	—	263,574	—	(263,574)	263,574
Distributions to partners/owners	(168,441)	—	(168,441)	9,401	159,040	(168,441)
Other, net	—	—	(5,396)	(3,825)	4,473	(4,748)
Net cash provided by (used in) financing activities	519,776	—	89,737	5,576	(100,061)	515,028
Net increase (decrease) in cash and cash equivalents	10	—	(3,153)	727	—	(2,416)
Cash and cash equivalents at beginning of period	10	—	11,214	58	—	11,282
Cash and cash equivalents at end of period	$20	$—	$8,061	$785	$—	$8,866

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(70,083)	$—	$362,855	$25,186	$(128,654)	$189,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(137,362)	(9,094)	—	(146,456)
Cash distributions received from equity investees - return of investment	27,878	—	14,909	—	(27,878)	14,909
Investments in equity investees	(169,421)	—	(63,749)	—	169,421	(63,749)
Acquisitions	—	—	(205,576)	—	—	(205,576)
Repayments on loan to non-guarantor subsidiary	—	—	4,078	—	(4,078)	—
Proceeds from asset sales	—	—	773	—	—	773
Other, net	—	—	(1,557)	49	—	(1,508)
Net cash used in investing activities	(141,543)	—	(388,484)	(9,045)	137,465	(401,607)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,674,400	—	—	—	—	1,674,400
Repayments on senior secured credit facility	(1,583,700)	—	—	—	—	(1,583,700)
Proceeds from issuance of senior unsecured notes	101,000	—	—	—	—	101,000
Debt issuance costs	(7,105)	—	—	—	—	(7,105)
Issuance of ownership interests to partners for cash	169,421	—	169,421	—	(169,421)	169,421
Distributions to partners/owners	(142,383)	—	(142,383)	(14,183)	156,566	(142,383)
Other, net	—	—	623	(3,532)	4,044	1,135
Net cash provided by financing activities	211,633	—	27,661	(17,715)	(8,811)	212,768
Net increase in cash and cash equivalents	7	—	2,032	(1,574)	—	465
Cash and cash equivalents at beginning of period	3	—	9,182	1,632	—	10,817
Cash and cash equivalents at end of period	$10	$—	$11,214	$58	$—	$11,282