Form 10-Q
period 2015-03-31
GENESIS ENERGY LP
filed 2015-04-29
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 99,589,221 Class A Common Units and 39,997 Class B Common Units outstanding as of April 28, 2015.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,138	$9,462
Accounts receivable - trade, net	202,632	271,529
Inventories	63,802	46,829
Other	30,368	27,546
Total current assets	307,940	355,366
FIXED ASSETS, at cost	2,017,239	1,899,058
Less: Accumulated depreciation	(287,077)	(268,057)
Net fixed assets	1,730,162	1,631,001
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	144,458	145,959
EQUITY INVESTEES	620,147	628,780
INTANGIBLE ASSETS, net of amortization	79,918	82,931
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	64,469	61,291
TOTAL ASSETS	$3,272,140	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$203,298	$245,405
Accrued liabilities	139,273	117,740
Total current liabilities	342,571	363,145
SENIOR SECURED CREDIT FACILITY	648,400	550,400
SENIOR UNSECURED NOTES	1,050,604	1,050,639
DEFERRED TAX LIABILITIES	19,363	18,754
OTHER LONG-TERM LIABILITIES	18,326	18,233
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 95,029,218 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,192,876	1,229,203
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,272,140	$3,230,374
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Pipeline transportation services	19,858	20,920
Refinery services	46,124	54,193
Marine transportation	57,371	56,293
Supply and logistics	403,504	888,313
Total revenues	526,857	1,019,719
COSTS AND EXPENSES:
Supply and logistics product costs	370,918	849,262
Supply and logistics operating costs	25,239	27,318
Marine transportation operating costs	31,594	35,774
Refinery services operating costs	27,027	33,195
Pipeline transportation operating costs	6,914	7,478
General and administrative	13,221	12,010
Depreciation and amortization	27,125	19,280
Total costs and expenses	502,038	984,317
OPERATING INCOME	24,819	35,402
Equity in earnings of equity investees	15,519	7,818
Interest expense	(19,215)	(12,804)
Income before income taxes	21,123	30,416
Income tax expense	(908)	(641)
NET INCOME	$20,215	$29,775
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.21	$0.34
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	95,029	88,691
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2015	2014	2015	2014
Partners’ capital, January 1	95,029	88,691	$1,229,203	$1,097,737
Net income	—	—	20,215	29,775
Cash distributions	—	—	(56,542)	(47,453)
Partners' capital, March 31	95,029	88,691	$1,192,876	$1,080,059
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,215	$29,775
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	27,125	19,280
Amortization of debt issuance costs and premium	1,247	1,104
Amortization of unearned income and initial direct costs on direct financing leases	(3,805)	(3,977)
Payments received under direct financing leases	5,167	5,315
Equity in earnings of investments in equity investees	(15,519)	(7,818)
Cash distributions of earnings of equity investees	18,075	9,944
Non-cash effect of equity-based compensation plans	3,161	2,886
Deferred and other tax liabilities (benefits)	608	341
Unrealized loss (gain) on derivative transactions	1,534	(3,911)
Other, net	(1,279)	231
Net changes in components of operating assets and liabilities (Note 12)	5,936	52,918
Net cash provided by operating activities	62,465	106,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(111,504)	(104,254)
Cash distributions received from equity investees - return of investment	7,827	2,636
Investments in equity investees	(1,750)	(10,709)
Proceeds from asset sales	1,768	72
Other, net	29	(1,270)
Net cash used in investing activities	(103,630)	(113,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	226,200	249,900
Repayments on senior secured credit facility	(128,200)	(192,200)
Distributions to common unitholders	(56,542)	(47,453)
Other, net	1,383	—
Net cash provided by financing activities	42,841	10,247
Net increase in cash and cash equivalents	1,676	2,810
Cash and cash equivalents at beginning of period	9,462	8,866
Cash and cash equivalents at end of period	$11,138	$11,676
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following five divisions that constitute our reportable segments:

•	Onshore pipeline transportation of crude oil and, to a lesser extent, carbon dioxide (or "CO2");

•	Offshore pipeline transportation of crude oil in the Gulf of Mexico;

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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
Recently Issued
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are currently evaluating this guidance.
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach.

In April 2015, the FASB proposed deferring the effective date of this standard by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the transition methods and the impact of the amended guidance on our financial position, results of operations and related disclosures.
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
Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since November 13, 2014, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Three Months Ended March 31,
2015
Revenues	$5,580
Net income	$1,397
The table below presents selected unaudited pro forma financial information incorporating the historical results of our M/T American Phoenix. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2014 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. Depreciation expense for the fixed assets acquired is calculated on a straight-line basis over an estimated useful life of approximately 30 years.

Three Months Ended March 31,
2014
Pro forma consolidated financial operating results:
Revenues	$1,024,570
Net Income	$31,073

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories
The major components of inventories were as follows:

	March 31, 2015	December 31, 2014
Petroleum products	$26,791	$30,108
Crude oil	30,043	7,266
Caustic soda	2,392	2,850
NaHS	4,573	6,603
Other	3	2
Total	$63,802	$46,829
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $0.2 million and $6.6 million at March 31, 2015 and December 31, 2014, respectively; therefore we reduced the value of inventory in our Unaudited Condensed Consolidated Financial Statements for this difference.
5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2015	December 31, 2014
Pipelines and related assets	$473,854	$466,613
Machinery and equipment	382,046	376,672
Transportation equipment	17,983	18,479
Marine vessels	736,638	731,016
Land, buildings and improvements	38,244	38,037
Office equipment, furniture and fixtures	6,866	6,696
Construction in progress	318,890	222,233
Other	42,718	39,312
Fixed assets, at cost	2,017,239	1,899,058
Less: Accumulated depreciation	(287,077)	(268,057)
Net fixed assets	$1,730,162	$1,631,001
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2015	2014
Depreciation expense	$22,037	$15,277
6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2015 and December 31, 2014, the unamortized excess cost amounts totaled $212.8 million and $215.4 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2015	2014
Genesis’ share of operating earnings	$18,260	$10,401
Amortization of excess purchase price	(2,741)	(2,583)
Net equity in earnings	$15,519	$7,818
Distributions received	$25,902	$12,580
The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	March 31, 2015	December 31, 2014
BALANCE SHEET DATA:
Assets
Current assets	$44,834	$42,135
Fixed assets, net	1,003,359	1,015,305
Other assets	3,181	4,369
Total assets	$1,051,374	$1,061,809
Liabilities and equity
Current liabilities	$29,232	$25,369
Other liabilities	202,623	202,613
Equity	819,519	833,827
Total liabilities and equity	$1,051,374	$1,061,809

	Three Months Ended March 31,
	2015	2014
INCOME STATEMENT DATA:
Revenues	$72,090	$49,824
Operating income	$48,113	$30,475
Net income	$46,917	$29,706

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$82,981	$11,673	$94,654	$81,880	$12,774
Licensing agreements	38,678	29,661	9,017	38,678	28,983	9,695
Segment total	133,332	112,642	20,690	133,332	110,863	22,469
Supply & Logistics:
Customer relationships	35,430	30,601	4,829	35,430	30,228	5,202
Intangibles associated with lease	13,260	3,631	9,629	13,260	3,512	9,748
Segment total	48,690	34,232	14,458	48,690	33,740	14,950
Marine contract intangibles	32,000	2,083	29,917	32,000	833	31,167
Other	23,821	8,968	14,853	22,797	8,452	14,345
Total	$237,843	$157,925	$79,918	$236,819	$153,888	$82,931
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2015	2014
Amortization of intangible assets	$4,037	$3,145
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2015	$13,922
	2016	$15,613
	2017	$14,450
	2018	$12,334
	2019	$8,021
8. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2015	December 31, 2014
Senior secured credit facility	$648,400	$550,400
7.875% senior unsecured notes (including unamortized premium of $604 and $639 in 2015 and 2014, respectively)	350,604	350,639
5.750% senior unsecured notes	350,000	350,000
5.625% senior unsecured notes	350,000	350,000
Total long-term debt	$1,699,004	$1,601,039
As of March 31, 2015, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facility
The key terms for rates under our $1 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The applicable margin varies from 1.50% to 2.50% on Eurodollar borrowings and from 0.50% to 1.50% on alternate base rate borrowings.
•Letter of credit fees range from 1.50% to 2.50%
•The commitment fee on the unused committed amount will range from 0.250% to 0.375%.
•The accordion feature was increased from $300 million to $500 million, giving us the ability to expand the size of the facility up to $1.5 billion for acquisitions or growth projects, subject to lender consent.
At March 31, 2015, we had $648.4 million borrowed under our $1 billion credit facility, with $48.3 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $11.2 million was outstanding at March 31, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2015 was $340.4 million.
9. Partners’ Capital and Distributions
At March 31, 2015, our outstanding common units consisted of 94,989,221 Class A units and 39,997 Class B units.
On April 10, 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198 million from that offering. We intend to use the net proceeds for general partnership purposes, including funding acquisitions (including organic growth projects) or repaying a portion of the borrowings outstanding under our revolving credit facility.
Distributions
We paid or will pay the following distributions in 2014 and 2015:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014		$0.5800	$54,112
4th Quarter	February 13, 2015		$0.5950	$56,542
2015
1st Quarter	May 15, 2015	(1)	$0.6100	$60,774	(2)
(1) This distribution will be paid to unitholders of record as of May 1, 2015.
(2) Includes holders of units issued on April 10, 2015.
10. Business Segment Information
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments:

•	Onshore Pipeline Transportation – transportation of crude oil, and to a lesser extent, CO2;

•	Offshore Pipeline Transportation – offshore transportation of crude oil in the Gulf of Mexico;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

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
Segment information for the periods presented below was as follows:

	Onshore Pipeline Transportation	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended March 31, 2015
Segment Margin (a)	$14,323	$25,198	$19,160	$25,693	$9,747	$94,121
Capital expenditures (b)	$68,591	$2,053	$1,212	$16,576	$36,776	$125,208
Revenues:
External customers	$15,831	$790	$48,435	$54,640	$407,161	$526,857
Intersegment (c)	3,237	—	(2,311)	2,731	(3,657)	—
Total revenues of reportable segments	$19,068	$790	$46,124	$57,371	$403,504	$526,857
Three Months Ended March 31, 2014
Segment Margin (a)	$14,689	$13,403	$20,872	$20,457	$7,930	$77,351
Capital expenditures (b)	$23,896	$10,384	$302	$10,959	$57,237	$102,778
Revenues:
External customers	$15,503	$947	$57,107	$51,090	$895,072	$1,019,719
Intersegment (c)	4,470	—	(2,914)	5,203	(6,759)	—
Total revenues of reportable segments	$19,973	$947	$54,193	$56,293	$888,313	$1,019,719
Total assets by reportable segment were as follows:

	March 31, 2015	December 31, 2014
Onshore pipeline transportation	$491,072	$460,012
Offshore pipeline transportation	637,412	645,668
Refinery services	401,164	403,703
Marine transportation	744,797	745,128
Supply and logistics	934,699	907,189
Other assets	62,996	68,674
Total consolidated assets	3,272,140	3,230,374

(a)	A reconciliation of Segment Margin to net income for the periods is presented below.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of growth projects, capital spending in our pipeline transportation segment included $1.8 million during the three months ended March 31, 2015 and $10.4 million during the three months ended March 31, 2014 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to net income:

	Three Months Ended March 31,
	2015	2014
Segment Margin	$94,121	$77,351
Corporate general and administrative expenses	(12,299)	(11,061)
Depreciation and amortization	(27,125)	(19,280)
Interest expense	(19,215)	(12,804)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,383)	(5,777)
Non-cash items not included in Segment Margin	(2,614)	3,325
Cash payments from direct financing leases in excess of earnings	(1,362)	(1,338)
Income tax expense	(908)	(641)
Net income	20,215	29,775

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$699	$655
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$195	$150

(1)	We own a 50% interest in Sandhill Group, LLC.
Amount due from Related Party
At March 31, 2015 and December 31, 2014 Sandhill Group, LLC owed us $0.2 million and $0.3 million, respectively, for purchases of CO2.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2015	2014
(Increase) decrease in:
Accounts receivable	$70,903	$60,046
Inventories	(16,973)	(11,700)
Deferred charges	(3,103)	—
Other current assets	(4,722)	41,623
Increase (decrease) in:
Accounts payable	(37,826)	(1,867)
Accrued liabilities	(2,343)	(35,184)
Net changes in components of operating assets and liabilities	5,936	52,918
Payments of interest and commitment fees, net of amounts capitalized, were $14.2 million and $14.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively. We capitalized interest of $3.0 million and $4.1 million during the three months ended March 31, 2015 and March 31, 2014.
At March 31, 2015 and March 31, 2014, we had incurred liabilities for fixed and intangible asset additions totaling $73.7 million and $41.6 million, respectively, that had not been paid at the end of the first quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At March 31, 2015 we had incurred liabilities for other asset additions totaling $12.0 million, that had not been paid at the end of the first quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss in the consolidates statements of operations.
In accordance with NYMEX requirements, we fund the margin associated with our loss positions on commodity derivative contracts traded on the NYMEX. The amount of the margin is adjusted daily based on the fair value of the commodity contracts. The margin requirements are intended to mitigate a party's exposure to market volatility and the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

associated contracting party risk. We offset fair value amounts recorded for our NYMEX derivative contracts against margin funding as required by the NYMEX in Current Assets - Other in our Consolidated Balance Sheets.
At March 31, 2015, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	520	—
Weighted average contract price per bbl	$47.47	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	353	276
Weighted average contract price per bbl	$52.02	$54.27
Crude oil swaps:
Contract volumes (1,000 bbls)	670	—
Weighted average contract price per bbl	$2.89	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	340	95
Weighted average contract price per bbl	$45.46	$44.95
Crude oil options:
Contract volumes (1,000 bbls)	85	40
Weighted average premium received	$2.36	$0.17
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2015 and December 31, 2014:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2015	December 31, 2014
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$839	$16,383
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(839)	(2,310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$14,073
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$61	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(61)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,067)	$(2,310)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2,067	2,310
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(797)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	797	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2015, we had a net broker receivable of approximately $6.2 million (consisting of initial margin of $5.3 million increased by $0.9 million of variation margin).  As of December 31, 2014, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.4 million increased by $0.3 million of variation margin).  At March 31, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2015	2014
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$2,186	$—
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(805)	2,769
Total commodity derivatives		$1,381	$2,769
14. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value at			Fair Value at
	March 31, 2015			December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$900	$—	$—	$16,383	$—	$—
Liabilities	$(2,864)	$—	$—	$(2,310)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At both March 31, 2015 and December 31, 2014, our senior unsecured notes had a carrying value of $1.1 billion and a fair value of $1.0 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
March 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,789	$2,340	$—	$11,138
Other current assets	1,465,246	—	284,622	48,182	(1,501,248)	296,802
Total current assets	1,465,255	—	293,411	50,522	(1,501,248)	307,940
Fixed assets, at cost	—	—	1,899,218	118,021	—	2,017,239
Less: Accumulated depreciation	—	—	(263,259)	(23,818)	—	(287,077)
Net fixed assets	—	—	1,635,959	94,203	—	1,730,162
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	27,140	—	269,385	145,184	(152,864)	288,845
Equity investees	—	—	620,147	—	—	620,147
Investments in subsidiaries	1,417,120	—	126,985	—	(1,544,105)	—
Total assets	$2,909,515	$—	$3,270,933	$289,909	$(3,198,217)	$3,272,140
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$17,635	$—	$1,818,022	$8,327	$(1,501,413)	$342,571
Senior secured credit facility	648,400	—	—	—	—	648,400
Senior unsecured notes	1,050,604	—	—	—	—	1,050,604
Deferred tax liabilities	—	—	19,363	—	—	19,363
Other liabilities	—	—	15,130	155,891	(152,695)	18,326
Total liabilities	1,716,639	—	1,852,515	164,218	(1,654,108)	2,079,264
Partners’ capital	1,192,876	—	1,418,418	125,691	(1,544,109)	1,192,876
Total liabilities and partners’ capital	$2,909,515	$—	$3,270,933	$289,909	$(3,198,217)	$3,272,140

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,352	$1,101	$—	$9,462
Other current assets	1,378,573	—	327,819	51,781	(1,412,269)	345,904
Total current assets	1,378,582	—	336,171	52,882	(1,412,269)	355,366
Fixed assets, at cost	—	—	1,781,158	117,900	—	1,899,058
Less: Accumulated depreciation	—	—	(245,548)	(22,509)	—	(268,057)
Net fixed assets	—	—	1,535,610	95,391	—	1,631,001
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	28,421	—	269,252	146,700	(154,192)	290,181
Equity investees	—	—	628,780	—	—	628,780
Investments in subsidiaries	1,434,255	—	126,035	—	(1,560,290)	—
Total assets	$2,841,258	$—	$3,220,894	$294,973	$(3,126,751)	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,016	$—	$1,751,548	$13,013	$(1,412,432)	$363,145
Senior secured credit facility	550,400	—	—	—	—	550,400
Senior unsecured notes	1,050,639	—	—	—	—	1,050,639
Deferred tax liabilities	—	—	18,754	—	—	18,754
Other liabilities	—	—	15,082	157,172	(154,021)	18,233
Total liabilities	1,612,055	—	1,785,384	170,185	(1,566,453)	2,001,171
Partners’ capital	1,229,203	—	1,435,510	124,788	(1,560,298)	1,229,203
Total liabilities and partners’ capital	$2,841,258	$—	$3,220,894	$294,973	$(3,126,751)	$3,230,374

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$13,414	$6,444	$—	$19,858
Refinery services	—	—	45,319	2,112	(1,307)	46,124
Marine transportation	—	—	57,371	—	—	57,371
Supply and logistics	—	—	401,649	3,966	(2,111)	403,504
Total revenues	—	—	517,753	12,522	(3,418)	526,857
COSTS AND EXPENSES:
Supply and logistics costs	—	—	394,834	3,433	(2,110)	396,157
Marine transportation costs	—	—	31,594	—	—	31,594
Refinery services operating costs	—	—	26,219	2,119	(1,311)	27,027
Pipeline transportation operating costs	—	—	6,481	433	—	6,914
General and administrative	—	—	13,192	29	—	13,221
Depreciation and amortization	—	—	25,796	1,329	—	27,125
Total costs and expenses	—	—	498,116	7,343	(3,421)	502,038
OPERATING INCOME	—	—	19,637	5,179	3	24,819
Equity in earnings of subsidiaries	39,407	—	1,387	—	(40,794)	—
Equity in earnings of equity investees	—	—	15,519	—	—	15,519
Interest (expense) income, net	(19,192)	—	3,814	(3,837)	—	(19,215)
Income before income taxes	20,215	—	40,357	1,342	(40,791)	21,123
Income tax expense	—	—	(911)	3	—	(908)
NET INCOME	$20,215	$—	$39,446	$1,345	$(40,791)	$20,215

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$14,607	$6,313	$—	$20,920
Refinery services	—	—	51,730	6,074	(3,611)	54,193
Marine transportation	—	—	56,293	—	—	56,293
Supply and logistics	—	—	885,744	32,211	(29,642)	888,313
Total revenues	—	—	1,008,374	44,598	(33,253)	1,019,719
COSTS AND EXPENSES:
Supply and logistics costs	—	—	875,346	30,874	(29,640)	876,580
Marine transportation costs	—	—	35,774	—	—	35,774
Refinery services operating costs	—	—	31,591	5,846	(4,242)	33,195
Pipeline transportation operating costs	—	—	7,055	423	—	7,478
General and administrative	—	—	11,980	30	—	12,010
Depreciation and amortization	—	—	17,995	1,285	—	19,280
Total costs and expenses	—	—	979,741	38,458	(33,882)	984,317
OPERATING INCOME	—	—	28,633	6,140	629	35,402
Equity in earnings of subsidiaries	42,579	—	2,164	—	(44,743)	—
Equity in earnings of equity investees	—	—	7,818	—	—	7,818
Interest (expense) income, net	(12,804)	—	3,966	(3,966)	—	(12,804)
Income before income taxes	29,775	—	42,581	2,174	(44,114)	30,416
Income tax benefit (expense)	—	—	(587)	(54)	—	(641)
NET INCOME	$29,775	$—	$41,994	$2,120	$(44,114)	$29,775

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(52,471)	$—	$157,725	$2,729	$(45,518)	$62,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(111,356)	(148)	—	(111,504)
Cash distributions received from equity investees - return of investment	11,013	—	7,827	—	(11,013)	7,827
Investments in equity investees	—	—	(1,750)	—	—	(1,750)
Repayments on loan to non-guarantor subsidiary	—	—	1,329	—	(1,329)	—
Proceeds from asset sales	—	—	1,768	—	—	1,768
Other, net	—	—	29	—	—	29
Net cash provided by (used) in investing activities	11,013	—	(102,153)	(148)	(12,342)	(103,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	226,200	—	—	—	—	226,200
Repayments on senior secured credit facility	(128,200)	—	—	—	—	(128,200)
Distributions to partners/owners	(56,542)	—	(56,542)	—	56,542	(56,542)
Other, net	—	—	1,407	(1,342)	1,318	1,383
Net cash provided by (used in) financing activities	41,458	—	(55,135)	(1,342)	57,860	42,841
Net (decrease) increase in cash and cash equivalents	—	—	437	1,239	—	1,676
Cash and cash equivalents at beginning of period	9	—	8,352	1,101	—	9,462
Cash and cash equivalents at end of period	$9	$—	$8,789	$2,340	$—	$11,138

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(27,470)	$—	$162,508	$2,522	$(31,472)	$106,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(104,130)	(124)	—	(104,254)
Cash distributions received from equity investees - return of investment	17,222	—	2,636	—	(17,222)	2,636
Investments in equity investees	—	—	(10,709)	—	—	(10,709)
Repayments on loan to non-guarantor subsidiary	—	—	1,201	—	(1,201)	—
Proceeds from asset sales	—	—	72	—	—	72
Other, net	—	—	(1,270)	—	—	(1,270)
Net cash used in investing activities	17,222	—	(112,200)	(124)	(18,423)	(113,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	249,900	—	—	—	—	249,900
Repayments on senior secured credit facility	(192,200)	—	—	—	—	(192,200)
Distributions to partners/owners	(47,453)	—	(47,453)	(1,251)	48,704	(47,453)
Other, net	—	—	(42)	(1,149)	1,191	—
Net cash provided by (used in) financing activities	10,247	—	(47,495)	(2,400)	49,895	10,247
Net (decrease) increase in cash and cash equivalents	(1)	—	2,813	(2)	—	2,810
Cash and cash equivalents at beginning of period	20	—	8,061	785	—	8,866
Cash and cash equivalents at end of period	$19	$—	$10,874	$783	$—	$11,676

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Segment Reporting Change

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported net income of $20.2 million, or $0.21 per common unit, during the three months ended March 31, 2015 (“2015 Quarter”) compared to net income of $29.8 million or $0.34 per common unit, during the three months ended March 31, 2014 (“2014 Quarter”).
Available Cash before Reserves increased $10.6 million, or 20%, in the 2015 Quarter (as compared to the 2014 Quarter) to $64.0 million. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) increased by $16.8 million, or 22%, in the 2015 Quarter, as compared to the 2014 Quarter.
The increase in our Segment Margin resulted primarily from increases attributable to our offshore pipeline transportation, marine transportation and supply and logistics segments of $12 million, $5 million and $1.8 million, respectively. These increases, as discussed in more detail below and partially offset by small decreases in onshore pipeline transportation and refinery services segment margin, are primarily related to assets recently acquired. Those acquisitions similarly benefited Available Cash before Reserves and net income.
The above factors benefiting net income were partially offset by increases in depreciation and amortization expenses as a result of the effect of recently acquired and constructed assets placed in service, as well as an increase in interest expense due to an increase in our average outstanding indebtedness from newly acquired and constructed assets.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In April 2015, we declared our thirty-ninth consecutive increase in our quarterly distribution to our common unitholders. Thirty-four of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In May 2015, we will pay a distribution of $0.61 per unit representing a 10.9% increase from our distribution of $0.55 per unit related to the first quarter of 2014.
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
As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments - Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.

Financial Measures
For definitions and discussion of the financial measures refer to the "Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$20,215	$29,775
Depreciation and amortization	27,125	19,280
Cash received from direct financing leases not included in income	1,362	1,338
Cash effects of sales of certain assets	1,768	72
Effects of distributable cash generated by equity method investees not included in income	10,383	5,777
Cash effects of legacy stock appreciation rights plan	(288)	(810)
Non-cash legacy stock appreciation rights plan expense	686	7
Expenses related to acquiring or constructing growth capital assets	417	784
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	2,062	(3,781)
Maintenance capital utilized	(591)	(112)
Non-cash tax expense	608	341
Other items, net	291	764
Available Cash before Reserves	$64,038	$53,435
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2015 Quarter decreased $492.9 million, or 48%, from the 2014 Quarter. Additionally, our costs and expenses decreased $482.3 million, or 49%, between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two first quarter periods is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below.
The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 50% to $48.64 per barrel in the first quarter of 2015, as compared to $97.77 per barrel in the first quarter of 2014.
In general, we do not expect fluctuations in prices for oil and gas to affect our Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based services contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would similarly impact both our revenues and our costs with a disproportionate smaller net impact on our Segment Margin.
Our indirect exposure to the impacts of changes in the price of crude oil are mitigated by our strategy of focusing on customers whose operations tend to be less adversely affected by decreases in the price of crude oil. These customers are refiners and other onshore customers who operate further down the energy value chain (as opposed to producers). Our crude oil pipelines in the Gulf of Mexico represent the single largest departure from our “refinery-centric” customer strategy. The shippers on those pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment.

Segment Margin
The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2015 and March 31, 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Onshore pipeline transportation	$14,323	$14,689
Offshore pipeline transportation	25,198	13,403
Refinery services	19,160	20,872
Marine transportation	25,693	20,457
Supply and logistics	9,747	7,930
Total Segment Margin	$94,121	$77,351
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
A reconciliation of Segment Margin to Net Income for the periods presented is as follows:

	Three Months Ended March 31,
	2015	2014
Segment Margin	$94,121	$77,351
Corporate general and administrative expenses	(12,299)	(11,061)
Depreciation and amortization	(27,125)	(19,280)
Interest expense	(19,215)	(12,804)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,383)	(5,777)
Non-cash items not included in Segment Margin	(2,614)	3,325
Cash payments from direct financing leases in excess of earnings	(1,362)	(1,338)
Income tax expense	(908)	(641)
Net income	$20,215	$29,775
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
Our reconciliation of Segment Margin to net income reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, depreciation and amortization, interest expense, certain non-cash items, the most significant of which are the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. Items in Segment Margin not included in net income are distributable cash from equity investees in excess of equity in earnings (or losses) and cash payments from direct financing leases in excess of earnings.

Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$10,343	$10,245
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,363	6,507
Sales of onshore crude oil pipeline loss allowance volumes	1,065	1,210
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(5,070)	(4,870)
Payments received under direct financing leases not included in income	1,362	1,338
Other	260	259
Segment Margin	$14,323	$14,689

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	75,437	48,811
Jay	15,472	27,853
Mississippi	14,929	15,180
Louisiana (1)	16,786	13,395
Onshore crude oil pipelines total	122,624	105,239

CO2 pipeline (average Mcf/day):
Free State	190,507	191,593
(1) Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Onshore Pipeline Transportation Segment Margin for the 2015 Quarter decreased $0.4 million, or 2%. The significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a slight decrease in segment margin quarter over quarter of $0.1 million. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased slightly by $0.1 million quarter to quarter, primarily due to a net increase in throughput volumes 17,385 barrels per day, which was primarily the result of increased volumes on our Texas and Louisiana pipeline systems. These increases were partially offset by volume variances on our other onshore pipeline systems. These variances include a decrease in volumes on our Jay pipeline system, which is primarily attributable to a decrease in volumes entering the pipeline through our Walnut Hill rail facility. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•	Onshore pipeline operating costs, excluding non-cash charges, increased $0.2 million due to general increases in operating costs inclusive of safety program costs.

•
Although volumes on our Free State CO2 pipeline system decreased 1,086 Mcf per day, or 1%, in the 2015 Quarter as compared to the 2014 Quarter, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Offshore Pipeline Transportation Segment Margin(1)	$25,198	$13,403

Volumetric Data (average barrels/day unless otherwise noted):
Offshore crude oil pipelines:
CHOPS (2)	172,058	191,326
Poseidon (2)	229,058	211,012
Odyssey (2)	48,564	45,003
GOPL	6,207	7,449
SEKCO (2) (3)	21,839	—
Offshore crude oil pipelines total	477,726	454,790

(1)
Offshore Pipeline Transportation segment margin includes approximately $25 million and $13 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2015 and 2014, respectively.

(2)	Volumes for our equity method investees are presented on a 100% basis.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015. Volumes reported for the quarter ended March 31, 2015 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Offshore Pipeline Transportation Segment Margin for 2015 increased $11.8 million, or 88%, from 2014. This increase is primarily attributable to the SEKCO pipeline, our 50/50 joint venture with Enterprise Products, being completed and earning certain minimum fees and commencing throughput of crude in January 2015. While throughput has commenced on the SEKCO pipeline, throughput volumes have yet to exceed a level where throughput revenues would exceed the monthly minimum payments currently being received. Volume variances on our offshore pipeline systems excluding SEKCO largely offset each other.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2015	2014
Volumes sold (in Dry short tons "DST"):
NaHS volumes	32,430	40,902
NaOH (caustic soda) volumes	21,186	24,033
Total	53,616	64,935

Revenues (in thousands):
NaHS revenues	$35,453	$43,108
NaOH (caustic soda) revenues	10,874	12,145
Other revenues	2,108	1,854
Total external segment revenues	$48,435	$57,107

Segment Margin (in thousands)	$19,160	$20,872

Average index price for NaOH per DST (1)	$588	$579
Raw material and processing costs as % of segment revenues	42%	44%
(1) Source: IHS Chemical
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Refinery services Segment Margin for the 2015 Quarter decreased $1.7 million, or 8%. The significant components and details of this change were as follows:

•
NaHS revenues decreased 17.8% primarily due to a decrease in volumes. NaHS sales volumes decreased between the quarterly periods primarily due to a decrease in sales to South American customers in the 2015 Quarter. This decrease was reflective of the timing of certain bulk deliveries to our South American customers which resulted in decreased sales volumes, rather than an overall decrease in NaHS demand. The pricing in our sales contracts for NaHS includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point.

•
Our raw material costs related to NaHS decreased slightly in spite of a slight increase in the average index price for caustic soda. We were able to realize benefits from operating efficiencies at several of our sour gas processing facilities, our favorable management of the acquisition (including economies of scale) and utilization of caustic soda in our (and our customers') operations, and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 10% due to a reduction in our sales volumes, as well as a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities. Caustic soda is a key component in the provision of our sulfur-removal service, from which we receive the by-product NaHS. Consequently, we are a very large consumer of caustic soda. In addition, our economies of scale and logistics capabilities allow us to effectively purchase additional caustic soda for re-sale to third parties. Our ability to purchase caustic soda volumes is currently sufficient to meet the demands of our refinery services operations and third-party sales.

•
Average index prices for caustic soda increased to $588 per DST in the first quarter of 2015 compared to $579 per DST during the first quarter of 2014. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 71 barges (62 inland and 9 offshore) with a combined transportation capacity of 2.6 million barrels, 34 push/tow boats (25 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2015	2014
Revenues (in thousands):
Inland freight revenues	$23,385	$21,723
Offshore freight revenues	24,608	19,956
Other rebill revenues (1)	9,378	14,614
Total segment revenues	$57,371	$56,293

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$31,678	$35,836

Segment Margin (in thousands)	$25,693	$20,457

Fleet Utilization: (2)
Inland Barge Utilization	96.1%	98.7%
Offshore Barge Utilization	100.0%	100.0%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Marine Transportation Segment Margin for 2015 increased $5.2 million, or 26%, from 2014. This increase in Segment Margin in the 2015 quarter is primarily due to a full quarter of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014.
Utilization rates on our both our inland and offshore barge fleets did not change significantly between the respective quarters. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.
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
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity and sulfur content, among others. The refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help the refineries in our areas of operation identify crude oil sources meeting their requirements and to purchase the crude oil and transport it to the refineries for sale. The imbalances and inefficiencies relative to meeting the refiners’ requirements can provide opportunities for us to utilize our skills and assets to meet their demands. The pricing in the majority of our purchase contracts contains a market price component and a deduction to cover the cost of transporting the crude oil and to provide us with a margin. Contracts sometimes contain a grade differential which considers the composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.
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
We utilize our fleet of trucks, trailers, railcars, and leased and owned storage capacity to service our crude oil and refining customers and to store and blend the intermediate and finished refined products.

Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Supply and logistics revenue	$403,504	$888,313
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(368,855)	(853,042)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(24,909)	(26,936)
Other	7	(405)
Segment Margin	$9,747	$7,930

Volumetric Data (average barrels per day):
Total crude oil and petroleum products sales	94,193	100,856
Rail load/unload volumes (1)	15,407	26,611
(1) Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Segment Margin for our supply and logistics segment increased by $1.8 million, or 23% between the two first quarter periods.
In the 2015 Quarter, the increase in our Segment Margin is primarily the result of improvements in our heavy fuel oil business. These improvements included a reduction in volumes and related infrastructure in our refined products business as we continue to "right size" our heavy fuel oil business to match the lower volumes of blend materials currently available for us to economically handle compared to the volumes that have historically been available to us. This new market reality has resulted, primarily, from the general lightening of refineries' crude slates resulting in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements.
The increase in Segment Margin resulting from the improvements in our heavy fuel oil business was partially offset by decreases in fees earned on rail load/unload volumes, which is primarily the result of a decrease in rail unload volumes at our Walnut Hill rail facility.
Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2015	2014
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,671	$7,750
Segment	905	930
Equity-based compensation plan expense	2,228	2,546
Third party costs related to business development activities and growth projects	417	784
Total general and administrative expenses	$13,221	$12,010
Total general and administrative expenses increased $1.2 million between the three month periods primarily due to higher employee compensation expenses, partially offset by decreases in third party costs related to business development and growth activities. Decreases in equity-based compensation plan expense were primarily due to a smaller increase in the market price of our common units in the 2015 quarter as compared to 2014. As of March 31, 2015, the market price of our common units was $47.00 as compared to $54.20 on March 31, 2014.

Depreciation and amortization expense

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Depreciation expense	$22,037	$15,277
Amortization of intangible assets	4,037	3,145
Amortization of CO2 volumetric production payments	1,051	858
Total depreciation and amortization expense	$27,125	$19,280
Total depreciation and amortization expense increased $7.8 million between the quarterly periods primarily as a result of placing newly acquired and constructed assets in service during calendar 2014 and the early part of 2015. Depreciation expense increased $6.8 million between the three month periods, primarily as a result of the acquisition of the M/T American Phoenix (included as part of our offshore marine fleet) and recently completed internal growth projects. Amortization of intangible assets increased $0.9 million between the three month periods, as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows.
Interest expense, net

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense, credit facility (including commitment fees)	$4,147	$3,828
Interest expense, senior unsecured notes	16,844	11,922
Amortization of debt issuance costs and premium	1,247	1,104
Capitalized interest	(3,023)	(4,050)
Net interest expense	$19,215	$12,804
Net interest expense increased $6.4 million between the three month periods primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets. In May 2014, we issued an additional $350 million of aggregate principal amount of 5.625% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs decreased $1.0 million over the three month periods primarily due to the completion of construction of the SEKCO pipeline, on which we had incurred capitalized interest cost prior to its completion in June 2014.
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
Other
Net income for the three months ended March 31, 2015 included an unrealized loss on derivative positions, excluding fair value hedges, of $1.5 million. Net income for the same period in 2014 included an unrealized gain on derivative positions of $3.9 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin. Additionally, the increase in equity in earnings of equity investees of $7.7 million was exceeded by the increase in the distributions of the available cash received from our equity investees of $13.3 million. Such distributions are a component of segment margin.
Liquidity and Capital Resources
General
As of March 31, 2015, we had $340.4 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
On April 10, 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198 million from that offering. We intend to use the net proceeds for general partnership purposes, including funding acquisitions (including organic growth projects) or repaying a portion of the borrowings outstanding under our revolving credit facility.
At March 31, 2015, long-term debt totaled $1.7 billion, consisting of $648.4 million outstanding under our credit facility (including $48.3 million borrowed under the inventory sublimit tranche), a $350.6 million carrying amount of senior unsecured notes due on December 15, 2018, a $350 million carrying amount of senior unsecured notes due on February 15, 2021 and a $350 million carrying amount of senior unsecured notes due on June 15, 2024.
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
In our petroleum products activities, we buy products, and typically either move the products to one of our storage facilities for further blending or we sell the products within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility.
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
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2015 and March 31, 2014.

The decrease in operating cash flow for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the three months ended March 31, 2015 were $62.5 million compared to $106.1 million for the three months ended March 31, 2014.
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
Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2015 and March 31, 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Onshore pipeline transportation assets	$1,266	$1,653
Offshore pipeline transportation assets	175	—
Refinery services assets	1,173	28
Marine transportation assets	10,131	467
Supply and logistics assets	2,458	110
Information technology systems	118	—
Total maintenance capital expenditures	15,321	2,258
Growth capital expenditures:
Onshore pipeline transportation assets	67,325	22,243
Offshore pipeline transportation assets	128	—
Refinery services assets	39	274
Marine transportation assets	6,445	10,492
Supply and logistics assets	34,318	57,127
Information technology systems	158	132
Total growth capital expenditures	108,413	90,268
Total capital expenditures for fixed and intangible assets	123,734	92,526
Capital expenditures related to equity investees (1)	1,750	10,384
Total capital expenditures	$125,484	$102,910
(1) Amounts represent our investment in the SEKCO pipeline joint venture.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $520 million in 2015 and in future periods, inclusive of expenditures incurred through March 31, 2015. We anticipate that approximately $290 million of that total will be spent in 2015, inclusive of expenditures incurred through March 31, 2015. The most significant of these projects currently under construction are described below.

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
Raceland Rail Facility
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
Inland Marine Barge Transportation Expansion
We ordered 12 new-build barges and 10 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of these barges and 3 of those push boats as of March 2015. We expect to take delivery of those remaining vessels periodically into 2016.
Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $3 million and $15 million. As we place more assets into service, particularly as relating to our marine transportation assets, our maintenance capital expenditures may continue to increase in future years. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On May 15, 2015, we will pay a distribution of $0.61 per common unit totaling $60.8 million with respect to the first quarter of 2015 to common unitholders of record on May 1, 2015 inclusive of the holders of units issued on April 10, 2015. This is the thirty-ninth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
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
A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 10 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.
Available Cash before Reserves
Overview
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
We define Available Cash before Reserves as net income as adjusted for specific items, the most significant of which are the addition of certain non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows and the subtraction of maintenance capital utilized, which is described in detail below.
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
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014, nor do we have any debt or equity triggers based upon our unit or commodity prices.
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

•	loss of key personnel;

•	an increase in the competition that our operations encounter;

•	cost and availability of insurance;

•	hazards and operating risks that may not be covered fully by insurance;

•	our financial and commodity hedging arrangements

•	changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;

•	natural disasters, accidents or terrorism;

•	changes in the financial condition of customers or counterparties;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

•
the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price.

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 13 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments in legal proceedings since the filing of such Form 10-K.

Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as supplemented by our Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	April 29, 2015	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer