Form 10-Q
period 2015-06-30
GENESIS ENERGY LP
filed 2015-07-29
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 109,939,221 Class A Common Units and 39,997 Class B Common Units outstanding as of July 28, 2015.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,719	$9,462
Accounts receivable - trade, net	273,567	271,529
Inventories	54,566	46,829
Other	22,918	27,546
Total current assets	359,770	355,366
FIXED ASSETS, at cost	2,120,646	1,899,058
Less: Accumulated depreciation	(304,876)	(268,057)
Net fixed assets	1,815,770	1,631,001
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	142,919	145,959
EQUITY INVESTEES	614,409	628,780
INTANGIBLE ASSETS, net of amortization	75,914	82,931
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	70,453	61,291
TOTAL ASSETS	$3,404,281	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$235,758	$245,405
Accrued liabilities	106,360	117,740
Total current liabilities	342,118	363,145
SENIOR SECURED CREDIT FACILITY	585,200	550,400
SENIOR UNSECURED NOTES	1,100,000	1,050,639
DEFERRED TAX LIABILITIES	20,005	18,754
OTHER LONG-TERM LIABILITIES	15,469	18,233
COMMITMENTS AND CONTINGENCIES (Note 16)
PARTNERS’ CAPITAL:
Common unitholders, 99,629,218 and 95,029,218 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,341,489	1,229,203
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,404,281	$3,230,374
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Pipeline transportation services	20,191	23,192	40,049	44,112
Refinery services	46,324	52,801	92,448	106,994
Marine transportation	62,594	55,948	119,965	112,241
Supply and logistics	527,218	883,108	930,722	1,771,421
Total revenues	656,327	1,015,049	1,183,184	2,034,768
COSTS AND EXPENSES:
Supply and logistics product costs	492,125	844,395	863,043	1,693,657
Supply and logistics operating costs	23,782	27,774	49,021	55,092
Marine transportation operating costs	35,286	36,905	66,880	72,679
Refinery services operating costs	25,835	31,148	52,862	64,343
Pipeline transportation operating costs	6,882	8,383	13,796	15,861
General and administrative	14,832	14,696	28,053	26,706
Depreciation and amortization	28,205	20,491	55,330	39,771
Total costs and expenses	626,947	983,792	1,128,985	1,968,109
OPERATING INCOME	29,380	31,257	54,199	66,659
Equity in earnings of equity investees	18,661	4,922	34,180	12,740
Interest expense	(17,905)	(14,069)	(37,120)	(26,873)
Other income/(expense), net	(17,529)	—	(17,529)	—
Income before income taxes	12,607	22,110	33,730	52,526
Income tax expense	(942)	(962)	(1,850)	(1,603)
NET INCOME	$11,665	$21,148	$31,880	$50,923
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.12	$0.24	$0.33	$0.57
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	99,174	88,691	97,113	88,691
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units		Partners’ Capital
	2015	2014	2015	2014
Partners’ capital, January 1	95,029	88,691	$1,229,203	$1,097,737
Net income	—	—	31,880	50,923
Cash distributions	—	—	(117,316)	(96,236)
Issuance of common units for cash, net	4,600	—	197,722	—
Partners' capital, June 30	99,629	88,691	$1,341,489	$1,052,424
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,880	$50,923
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	55,330	39,771
Amortization of debt issuance costs and premium	6,526	2,320
Amortization of unearned income and initial direct costs on direct financing leases	(7,566)	(7,922)
Payments received under direct financing leases	10,333	10,631
Equity in earnings of investments in equity investees	(34,180)	(12,740)
Cash distributions of earnings of equity investees	38,811	21,452
Non-cash effect of equity-based compensation plans	4,744	6,267
Deferred and other tax liabilities	1,250	853
Unrealized loss (gain) on derivative transactions	1,309	(1,187)
Other, net	(2,296)	1,518
Net changes in components of operating assets and liabilities (Note 13)	(35,039)	(6,689)
Net cash provided by operating activities	71,102	105,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(240,646)	(240,994)
Cash distributions received from equity investees - return of investment	11,490	6,173
Investments in equity investees	(1,750)	(14,826)
Proceeds from asset sales	2,228	133
Other, net	(729)	(2,635)
Net cash used in investing activities	(229,407)	(252,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	550,500	1,181,200
Repayments on senior secured credit facility	(515,700)	(1,271,800)
Proceeds from issuance of senior unsecured notes	400,000	350,000
Repayment of senior unsecured notes	(350,000)	—
Debt issuance costs	(8,418)	(10,752)
Issuance of common units for cash, net	197,722	—
Distributions to common unitholders	(117,316)	(96,236)
Other, net	774	—
Net cash provided by financing activities	157,562	152,412
Net increase in cash and cash equivalents	(743)	5,460
Cash and cash equivalents at beginning of period	9,462	8,866
Cash and cash equivalents at end of period	$8,719	$14,326
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
2. Subsequent Events
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Operating, LLC and its affiliates for approximately $1.5 billion. That business includes assets of approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into transition service agreements to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment.
To finance that transaction, in July, we sold 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated proceeds of $728.6 million net of issuance discount and underwriting fees. The financial statements and footnotes filed herewith do not include the effects of this transaction.
Due to the timing of the acquisition, our initial purchase accounting was incomplete at the time these financial statements were issued. As such, we cannot disclose the allocation of the acquisition price to acquired assets and liabilities and the related required disclosures at this time.

3. Recent Accounting Developments
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
In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. We are evaluating the transition methods and the impact of the amended guidance on our financial position, results of operations and related disclosures.
4. Acquisition and Divestiture
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
Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since November 13, 2014, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$5,642	$11,222
Net income	$1,274	$2,671

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Pro forma consolidated financial operating results:
Revenues	$1,019,900	$2,044,470
Net Income	$22,478	$53,551
5. Inventories
The major components of inventories were as follows:

	June 30, 2015	December 31, 2014
Petroleum products	$28,043	$30,108
Crude oil	20,636	7,266
Caustic soda	2,320	2,850
NaHS	3,567	6,603
Other	—	2
Total	$54,566	$46,829
Inventories are valued at the lower of cost or market. At June 30, 2015, market values of our inventories exceeded recorded costs. At December 31, 2014 , market value of inventories was below recorded costs by approximately $6.6 million, so we reduced the value of inventory as of that date in our Condensed Consolidated Financial Statements for this difference.
6. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2015	December 31, 2014
Pipelines and related assets	$477,815	$466,613
Machinery and equipment	393,913	376,672
Transportation equipment	17,216	18,479
Marine vessels	750,444	731,016
Land, buildings and improvements	39,772	38,037
Office equipment, furniture and fixtures	7,126	6,696
Construction in progress	387,903	222,233
Other	46,457	39,312
Fixed assets, at cost	2,120,646	1,899,058
Less: Accumulated depreciation	(304,876)	(268,057)
Net fixed assets	$1,815,770	$1,631,001
Our depreciation expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation expense	$22,512	$16,409	$44,549	$31,686

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2015 and December 31, 2014, the unamortized excess cost amounts totaled $210.2 million and $215.4 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Genesis’ share of operating earnings	$21,403	$7,505	$39,663	$17,906
Amortization of excess purchase price	(2,742)	(2,583)	(5,483)	(5,166)
Net equity in earnings	$18,661	$4,922	$34,180	$12,740
Distributions received	$24,399	$15,045	$50,301	$27,625
The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	June 30, 2015	December 31, 2014
BALANCE SHEET DATA:
Assets
Current assets	$50,963	$42,135
Fixed assets, net	989,168	1,015,305
Other assets	1,938	4,369
Total assets	$1,042,069	$1,061,809
Liabilities and equity
Current liabilities	$26,521	$25,369
Other liabilities	202,633	202,613
Equity	812,915	833,827
Total liabilities and equity	$1,042,069	$1,061,809

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INCOME STATEMENT DATA:
Revenues	$82,553	$46,440	$154,643	$96,264
Operating income	$56,408	$22,628	$104,521	$53,103
Net income	$55,230	$21,815	$102,147	$51,521

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$84,083	$10,571	$94,654	$81,880	$12,774
Licensing agreements	38,678	30,339	8,339	38,678	28,983	9,695
Segment total	133,332	114,422	18,910	133,332	110,863	22,469
Supply & Logistics:
Customer relationships	35,430	31,082	4,348	35,430	30,228	5,202
Intangibles associated with lease	13,260	3,749	9,511	13,260	3,512	9,748
Segment total	48,690	34,831	13,859	48,690	33,740	14,950
Marine contract intangibles	32,000	3,333	28,667	32,000	833	31,167
Other	21,533	7,055	14,478	22,797	8,452	14,345
Total	$235,555	$159,641	$75,914	$236,819	$153,888	$82,931
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of intangible assets	$4,154	$3,147	$8,191	$6,292
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2015	$9,761
	2016	$15,628
	2017	$14,465
	2018	$12,349
	2019	$8,036
9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2015	December 31, 2014
Senior secured credit facility	$585,200	$550,400
7.875% senior unsecured notes (including unamortized premium of $639 in 2014)	—	350,639
6.000% senior unsecured notes	400,000	—
5.750% senior unsecured notes	350,000	350,000
5.625% senior unsecured notes	350,000	350,000
Total long-term debt	$1,685,200	$1,601,039
As of June 30, 2015, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.

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
At June 30, 2015, we had $585.2 million borrowed under our $1 billion credit facility, with $43.4 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $30.6 million was outstanding at June 30, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2015 was $384.2 million.
Senior Unsecured Note Issuance and Repayment
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes at face value. Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Those notes mature on May 15, 2023. We used a portion of the proceeds from those notes to redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018. The aggregate principal amount of the 7.875% notes totaling $300.1 million were tendered and the remaining $49.9 million were redeemed in full. A total loss of approximately $19.2 million for the tender and redemption of notes is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations.
10. Partners’ Capital and Distributions
At June 30, 2015, our outstanding common units consisted of 99,589,221 Class A units and 39,997 Class B units.
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
Distributions
We paid or will pay the following distributions in 2014 and 2015:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014		$0.5800	$54,112
4th Quarter	February 13, 2015		$0.5950	$56,542
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015	(1)	$0.6250	$68,737
(1) This distribution will be paid to unitholders of record as of July 31, 2015.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Business Segment Information
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Onshore Pipeline Transportation	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended June 30, 2015
Segment margin (a)	$14,363	$25,100	$20,221	$27,225	$11,658	$98,567
Capital expenditures (b)	$40,893	$86	$238	$11,086	$55,850	$108,153
Revenues:
External customers	$15,856	$1,258	$48,786	$60,603	$529,824	$656,327
Intersegment (c)	3,077	—	(2,462)	1,991	(2,606)	—
Total revenues of reportable segments	$18,933	$1,258	$46,324	$62,594	$527,218	$656,327
Three Months Ended June 30, 2014
Segment margin (a)	$16,531	$11,435	$21,627	$18,978	$14,110	$82,681
Capital expenditures (b)	$3,845	$3,192	$597	$37,077	$95,413	$140,124
Revenues:
External customers	$19,236	$522	$55,552	$51,892	$887,847	$1,015,049
Intersegment (c)	3,434	—	(2,751)	4,056	(4,739)	—
Total revenues of reportable segments	$22,670	$522	$52,801	$55,948	$883,108	$1,015,049
Six Months Ended June 30, 2015
Segment Margin (a)	$28,686	$50,298	$39,381	$52,918	$21,405	$192,688
Capital expenditures (b)	$109,484	$2,139	$1,450	$27,662	$92,626	$233,361
Revenues:
External customers	$31,687	$2,048	$97,221	$115,243	$936,985	$1,183,184
Intersegment (c)	6,314	—	(4,773)	4,722	(6,263)	—
Total revenues of reportable segments	$38,001	$2,048	$92,448	$119,965	$930,722	$1,183,184
Six Months Ended June 30, 2014
Segment Margin (a)	$31,220	$24,838	$42,499	$39,435	$22,040	$160,032
Capital expenditures (b)	$27,741	$13,576	$899	$48,036	$152,650	$242,902
Revenues:
External customers	$34,739	$1,469	$112,659	$102,982	$1,782,919	$2,034,768
Intersegment (c)	7,904	—	(5,665)	9,259	(11,498)	—
Total revenues of reportable segments	$42,643	$1,469	$106,994	$112,241	$1,771,421	$2,034,768
Total assets by reportable segment were as follows:

	June 30, 2015	December 31, 2014
Onshore pipeline transportation	$516,365	$460,012
Offshore pipeline transportation	631,998	645,668
Refinery services	394,794	403,703
Marine transportation	754,515	745,128
Supply and logistics	1,042,620	907,189
Other assets	63,989	68,674
Total consolidated assets	3,404,281	3,230,374

(a)	A reconciliation of Segment Margin to net income for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and interests in equity investees. In addition to construction of growth projects, capital spending in our pipeline transportation segment included $0.0 million and $1.8 million during the three and six months ended June 30, 2015 and $2.3 million and $12.7

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million during the three and six months ended June 30, 2014 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Margin	$98,567	$82,681	$192,688	$160,032
Corporate general and administrative expenses	(13,953)	(13,789)	(26,252)	(24,850)
Depreciation and amortization	(28,205)	(20,491)	(55,330)	(39,771)
Interest expense	(17,905)	(14,069)	(37,120)	(26,873)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,038)	(7,808)	(17,421)	(13,585)
Non-cash items not included in Segment Margin	1,771	(3,043)	(843)	282
Cash payments from direct financing leases in excess of earnings	(1,405)	(1,371)	(2,767)	(2,709)
Loss on extinguishment of debt	(19,225)	—	(19,225)	—
Income tax expense	(942)	(962)	(1,850)	(1,603)
Net income	$11,665	$21,148	31,880	50,923

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
12. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$806	$713	$1,505	$1,368
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$150	$360	$300

(1)	We own a 50% interest in Sandhill Group, LLC.
Amount due from Related Party
At June 30, 2015 and December 31, 2014 Sandhill Group, LLC owed us $0.3 million, respectively, for purchases of CO2.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2015	2014
(Increase) decrease in:
Accounts receivable	$202	$20,827
Inventories	(7,737)	(44,523)
Deferred charges	(7,725)	—
Other current assets	2,286	47,542
Increase (decrease) in:
Accounts payable	(5,998)	13,436
Accrued liabilities	(16,067)	(43,971)
Net changes in components of operating assets and liabilities	(35,039)	(6,689)
Payments of interest and commitment fees, net of amounts capitalized, were $40.3 million and $33.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively. We capitalized interest of $7.2 million and $10.0 million during the six months ended June 30, 2015 and June 30, 2014.
At June 30, 2015 and June 30, 2014, we had incurred liabilities for fixed and intangible asset additions totaling $52.9 million and $42.1 million, respectively, that had not been paid at the end of the second quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At June 30, 2015 we had incurred liabilities for other asset additions totaling $12.7 million, that had not been paid at the end of the second quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
14. Derivatives
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
At June 30, 2015, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	188	—
Weighted average contract price per bbl	$57.50	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	402	206
Weighted average contract price per bbl	$60.72	$62.87
Crude oil swaps:
Contract volumes (1,000 bbls)	170	—
Weighted average contract price per bbl	$(2.11)	$—
Diesel futures:
Contract volumes (1,000 bbls)	80	20
Weighted average contract price per gal	$1.89	$1.87
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	360	5
Weighted average contract price per bbl	$52.07	$53.35
Crude oil options:
Contract volumes (1,000 bbls)	145	50
Weighted average premium received	$1.08	$0.27
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2015 and December 31, 2014:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2015	December 31, 2014
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$363	$16,383
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(363)	(2,310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$14,073
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$8	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(8)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,366)	$(2,310)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,366	2,310
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(480)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	480	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2015, we had a net broker receivable of approximately $2.6 million (consisting of initial margin of $3.5 million increased by $0.9 million of variation margin).  As of December 31, 2014, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.4 million increased by $0.3 million of variation margin).  At June 30, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$(4,021)	$—	$(1,835)	$—
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(4,209)	727	(5,014)	3,496
Total commodity derivatives		$(8,230)	$727	$(6,849)	$3,496
15. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value at			Fair Value at
	June 30, 2015			December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$371	$—	$—	$16,383	$—	$—
Liabilities	$(1,846)	$—	$—	$(2,310)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 14 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2015 our senior unsecured notes had a carrying value of $1.1 billion and a fair value of $1.1 billion, compared to $1.1 billion and $1.0 billion, respectively, at December 31, 2014. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
16. Contingencies
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
17. Condensed Consolidating Financial Information
Our $1.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
During the second quarter of 2015, the Company took action related to certain non-guarantor subsidiaries that resulted in these subsidiaries previously categorized as non-guarantor subsidiaries becoming wholly owned guarantor subsidiaries. The changes made to guarantor subsidiaries did not impact the Company's previously reported consolidated net operating results, financial position, or cash flows. The condensed consolidating balance sheet as of December 31, 2014 and the condensed consolidating statements of operations for the three and six months ended June 30, 2014 as well as the condensed consolidating statements of cash flows for the six months ended June 30, 2014 have been retrospectively adjusted to reflect these updates to our guarantor subsidiaries as though the subsidiaries had been guarantors in all periods presented.
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,006	$707	$—	$8,719
Other current assets	1,406,653	—	338,521	50,763	(1,444,886)	351,051
Total current assets	1,406,659	—	346,527	51,470	(1,444,886)	359,770
Fixed assets, at cost	—	—	2,045,180	75,466	—	2,120,646
Less: Accumulated depreciation	—	—	(286,734)	(18,142)	—	(304,876)
Net fixed assets	—	—	1,758,446	57,324	—	1,815,770
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	29,677	—	267,482	143,627	(151,500)	289,286
Equity investees	—	—	614,409	—	—	614,409
Investments in subsidiaries	1,602,824	—	100,279	—	(1,703,103)	—
Total assets	$3,039,160	$—	$3,412,189	$252,421	$(3,299,489)	$3,404,281
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$12,471	$—	$1,772,548	$2,113	$(1,445,014)	$342,118
Senior secured credit facility	585,200	—	—	—	—	585,200
Senior unsecured notes	1,100,000	—	—	—	—	1,100,000
Deferred tax liabilities	—	—	20,005	—	—	20,005
Other liabilities	—	—	15,470	151,331	(151,332)	15,469
Total liabilities	1,697,671	—	1,808,023	153,444	(1,596,346)	2,062,792
Partners’ capital	1,341,489	—	1,604,166	98,977	(1,703,143)	1,341,489
Total liabilities and partners’ capital	$3,039,160	$—	$3,412,189	$252,421	$(3,299,489)	$3,404,281

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,310	$1,143	$—	$9,462
Other current assets	1,378,573	—	333,385	46,215	(1,412,269)	345,904
Total current assets	1,378,582	—	341,695	47,358	(1,412,269)	355,366
Fixed assets, at cost	—	—	1,823,556	75,502	—	1,899,058
Less: Accumulated depreciation	—	—	(251,171)	(16,886)	—	(268,057)
Net fixed assets	—	—	1,572,385	58,616	—	1,631,001
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	28,421	—	269,252	146,700	(154,192)	290,181
Equity investees	—	—	628,780	—	—	628,780
Investments in subsidiaries	1,434,255	—	97,195	—	(1,531,450)	—
Total assets	$2,841,258	$—	$3,234,353	$252,674	$(3,097,911)	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,016	$—	$1,761,856	$2,705	$(1,412,432)	$363,145
Senior secured credit facility	550,400	—	—	—	—	550,400
Senior unsecured notes	1,050,639	—	—	—	—	1,050,639
Deferred tax liabilities	—	—	18,754	—	—	18,754
Other liabilities	—	—	18,233	154,021	(154,021)	18,233
Total liabilities	1,612,055	—	1,798,843	156,726	(1,566,453)	2,001,171
Partners’ capital	1,229,203	—	1,435,510	95,948	(1,531,458)	1,229,203
Total liabilities and partners’ capital	$2,841,258	$—	$3,234,353	$252,674	$(3,097,911)	$3,230,374

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$14,378	$5,813	$—	$20,191
Refinery services	—	—	45,272	5,859	(4,807)	46,324
Marine transportation	—	—	62,594	—	—	62,594
Supply and logistics	—	—	529,073	(3,966)	2,111	527,218
Total revenues	—	—	651,317	7,706	(2,696)	656,327
COSTS AND EXPENSES:
Supply and logistics costs	—	—	517,230	(3,433)	2,110	515,907
Marine transportation costs	—	—	35,286	—	—	35,286
Refinery services operating costs	—	—	25,081	5,526	(4,772)	25,835
Pipeline transportation operating costs	—	—	6,974	(92)	—	6,882
General and administrative	—	—	14,861	(29)	—	14,832
Depreciation and amortization	—	—	28,249	(44)	—	28,205
Total costs and expenses	—	—	627,681	1,928	(2,662)	626,947
OPERATING INCOME	—	—	23,636	5,778	(34)	29,380
Equity in earnings of subsidiaries	48,777	—	2,099	—	(50,876)	—
Equity in earnings of equity investees	—	—	18,661	—	—	18,661
Interest (expense) income, net	(17,887)	—	3,787	(3,805)	—	(17,905)
Other income/(expense), net	(19,225)	—	1,696	—	—	(17,529)
Income before income taxes	11,665	—	49,879	1,973	(50,910)	12,607
Income tax benefit (expense)	—	—	(1,023)	81	—	(942)
NET INCOME	$11,665	$—	$48,856	$2,054	$(50,910)	$11,665

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$16,942	$6,250	$—	$23,192
Refinery services	—	—	51,694	4,571	(3,464)	52,801
Marine transportation	—	—	55,948	—	—	55,948
Supply and logistics	—	—	883,108	—	—	883,108
Total revenues	—	—	1,007,692	10,821	(3,464)	1,015,049
COSTS AND EXPENSES:
Supply and logistics costs	—	—	872,169	—	—	872,169
Marine transportation costs	—	—	36,905	—	—	36,905
Refinery services operating costs	—	—	30,399	4,212	(3,463)	31,148
Pipeline transportation operating costs	—	—	8,172	211	—	8,383
General and administrative	—	—	14,696	—	—	14,696
Depreciation and amortization	—	—	19,851	640	—	20,491
Total costs and expenses	—	—	982,192	5,063	(3,463)	983,792
OPERATING INCOME	—	—	25,500	5,758	(1)	31,257
Equity in earnings of subsidiaries	35,214	—	1,796	—	(37,010)	—
Equity in earnings of equity investees	—	—	4,922	—	—	4,922
Interest (expense) income, net	(14,066)	—	3,932	(3,935)	—	(14,069)
Income before income taxes	21,148	—	36,150	1,823	(37,011)	22,110
Income tax expense	—	—	(890)	(72)	—	(962)
NET INCOME	$21,148	$—	$35,260	$1,751	$(37,011)	$21,148

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$27,792	$12,257	$—	$40,049
Refinery services	—	—	90,591	7,971	(6,114)	92,448
Marine transportation	—	—	119,965	—	—	119,965
Supply and logistics	—	—	930,722	—	—	930,722
Total revenues	—	—	1,169,070	20,228	(6,114)	1,183,184
COSTS AND EXPENSES:
Supply and logistics costs	—	—	912,064	—	—	912,064
Marine transportation costs	—	—	66,880	—	—	66,880
Refinery services operating costs	—	—	51,300	7,645	(6,083)	52,862
Pipeline transportation operating costs	—	—	13,455	341	—	13,796
General and administrative	—	—	28,053	—	—	28,053
Depreciation and amortization	—	—	54,045	1,285	—	55,330
Total costs and expenses	—	—	1,125,797	9,271	(6,083)	1,128,985
OPERATING INCOME	—	—	43,273	10,957	(31)	54,199
Equity in earnings of subsidiaries	88,184	—	3,486	—	(91,670)	—
Equity in earnings of equity investees	—	—	34,180	—	—	34,180
Interest (expense) income, net	(37,079)	—	7,601	(7,642)	—	(37,120)
Other income/(expense), net	(19,225)	—	1,696	—	—	(17,529)
Income before income taxes	31,880	—	90,236	3,315	(91,701)	33,730
Income tax expense	—	—	(1,934)	84	—	(1,850)
NET INCOME	$31,880	$—	$88,302	$3,399	$(91,701)	$31,880

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Pipeline transportation services	$—	$—	$31,477	$12,635	$—	$44,112
Refinery services	—	—	103,424	10,645	(7,075)	106,994
Marine transportation	—	—	112,241	—	—	112,241
Supply and logistics	—	—	1,771,421	—	—	1,771,421
Total revenues	—	—	2,018,563	23,280	(7,075)	2,034,768
COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,748,749	—	—	1,748,749
Marine transportation costs	—	—	72,679	—	—	72,679
Refinery services operating costs	—	—	61,990	10,058	(7,705)	64,343
Pipeline transportation operating costs	—	—	15,408	453	—	15,861
General and administrative	—	—	26,706	—	—	26,706
Depreciation and amortization	—	—	38,511	1,260	—	39,771
Total costs and expenses	—	—	1,964,043	11,771	(7,705)	1,968,109
OPERATING INCOME	—	—	54,520	11,509	630	66,659
Equity in earnings of subsidiaries	77,793	—	3,572	—	(81,365)	—
Equity in earnings of equity investees	—	—	12,740	—	—	12,740
Interest (expense) income, net	(26,870)	—	7,898	(7,901)	—	(26,873)
Income before income taxes	50,923	—	78,730	3,608	(80,735)	52,526
Income tax benefit (expense)	—	—	(1,477)	(126)	—	(1,603)
NET INCOME	$50,923	$—	$77,253	$3,482	$(80,735)	$50,923

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(30,856)	$—	$145,231	$2,233	$(45,506)	$71,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(240,646)	—	—	(240,646)
Cash distributions received from equity investees - return of investment	71,787	—	11,490	—	(71,787)	11,490
Investments in equity investees	(197,722)	—	(1,750)	—	197,722	(1,750)
Repayments on loan to non-guarantor subsidiary	—	—	2,692	—	(2,692)	—
Proceeds from asset sales	—	—	2,228	—	—	2,228
Other, net	—	—	(729)	—	—	(729)
Net cash provided by (used) in investing activities	(125,935)	—	(226,715)	—	123,243	(229,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	550,500	—	—	—	—	550,500
Repayments on senior secured credit facility	(515,700)	—	—	—	—	(515,700)
Proceeds from issuance of senior unsecured notes	400,000	—	—	—	—	400,000
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(8,418)	—	—	—	—	(8,418)
Issuance of common units for cash, net	197,722	—	197,722	—	(197,722)	197,722
Distributions to partners/owners	(117,316)	—	(117,316)	—	117,316	(117,316)
Other, net	—	—	774	(2,669)	2,669	774
Net cash provided by (used in) financing activities	156,788	—	81,180	(2,669)	(77,737)	157,562
Net (decrease) increase in cash and cash equivalents	(3)	—	(304)	(436)	—	(743)
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$8,006	$707	$—	$8,719

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(175,807)	$—	$351,163	$2,672	$(72,831)	$105,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(240,994)	—	—	(240,994)
Cash distributions received from equity investees - return of investment	23,385	—	6,173	—	(23,385)	6,173
Investments in equity investees	—	—	(14,826)	—	—	(14,826)
Repayments on loan to non-guarantor subsidiary	—	—	2,433	—	(2,433)	—
Proceeds from asset sales	—	—	133	—	—	133
Other, net	—	—	(2,635)	—	—	(2,635)
Net cash used in investing activities	23,385	—	(249,716)	—	(25,818)	(252,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,181,200	—	—	—	—	1,181,200
Repayments on senior secured credit facility	(1,271,800)	—	—	—	—	(1,271,800)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(10,752)	—	—	—	—	(10,752)
Issuance of common units for cash, net	—	—	—	—	—	—
Distributions to partners/owners	(96,236)	—	(96,236)	—	96,236	(96,236)
Other, net	—	—	—	(2,413)	2,413	—
Net cash provided by (used in) financing activities	152,412	—	(96,236)	(2,413)	98,649	152,412
Net (decrease) increase in cash and cash equivalents	(10)	—	5,211	259	—	5,460
Cash and cash equivalents at beginning of period	20	—	8,050	796	—	8,866
Cash and cash equivalents at end of period	$10	$—	$13,261	$1,055	$—	$14,326

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
Overview
We reported net income of $11.7 million, or $0.12 per common unit, during the three months ended June 30, 2015 (“2015 Quarter”) compared to net income of $21.1 million or $0.24 per common unit, during the three months ended June 30, 2014 (“2014 Quarter”).
Available Cash before Reserves was $68.8 million for the 2015 Quarter, an increase of $13.3 million, or 24%, from the 2014 Quarter. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) was $98.6 million for the 2015 Quarter, an increase of $15.9 million, or 19%, from the 2014 Quarter.
The increase in our Segment Margin resulted primarily from increases attributable to our offshore pipeline transportation and marine transportation segments of $13.7 million, and $8.2 million, respectively. These increases, as discussed in more detail below and partially offset by smaller decreases in onshore pipeline transportation, refinery services and supply and logistics segment margin, are primarily related to assets recently acquired. Those acquisitions similarly benefited Available Cash before Reserves and net income.
The above factors benefiting net income were partially offset by increases in depreciation and amortization expenses as a result of the effect of recently acquired and constructed assets placed in service, as well as an increase in interest expense due to an increase in our average outstanding indebtedness from recently acquired and constructed assets. In addition, we recognized a $19.2 million loss on debt extinguishment during the 2015 Quarter, relating to the early retirement of our $350 million 7.875% senior unsecured notes due 2018.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In July 2015, we declared our fortieth consecutive increase in our quarterly distribution to our common unitholders. Thirty-five of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In August 2015, we will pay a distribution of $0.625 per unit representing a 10.6% increase from our distribution of $0.565 per unit related to the second quarter of 2014.
Acquisition of Offshore Pipelines and Services Business of Enterprise Products Operating, LLC
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Operating, LLC and its affiliates for approximately $1.5 billion. That business includes assets of approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into transition service agreements to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment. We expect it to be immediately accretive to Segment Margin and Available Cash before Reserves.

To finance that transaction, in July, we sold 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated proceeds of $728.6 million net of issuance discount and underwriting fees.
Segment Reporting Change
In the fourth quarter of 2014, we reorganized our operating segments as a result of a change in the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our marine transportation activities, formerly reported in the Supply and Logistics Segment, are now reported in our Marine Transportation Segment. In addition, the results of our offshore and onshore pipeline transportation activities, formerly reported in the Pipeline Transportation Segment, are now reported separately in our Onshore Pipeline Transportation Segment and our Offshore Pipeline Transportation Segment.
As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments - Onshore Pipeline Transportation, Offshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
Financial Measure Reconciliation
For definitions and discussion of the financial measures refer to the "Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Net income	$11,665	$21,148
Depreciation and amortization	28,205	20,491
Cash received from direct financing leases not included in income	1,405	1,371
Cash effects of sales of certain assets	460	61
Effects of distributable cash generated by equity method investees not included in income	7,038	7,808
Cash effects of legacy stock appreciation rights plan	(91)	(127)
Non-cash legacy stock appreciation rights plan expense	(468)	322
Expenses related to acquiring or constructing growth capital assets	1,992	418
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	290	2,724
Maintenance capital utilized	(746)	(178)
Non-cash tax expense	642	512
Loss on debt extinguishment	19,225	—
Other items, net	(831)	942
Available Cash before Reserves	$68,786	$55,492
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2015 Quarter decreased $358.7 million, or 35%, from the 2014 Quarter. Additionally, our costs and expenses decreased $356.8 million, or 36%, between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two second quarter periods is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below.
The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 44% to $57.94 per barrel in the second quarter of 2015, as compared to $103.00 per barrel in the second quarter of 2014.

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
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and six months ended June 30, 2015 and June 30, 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Onshore pipeline transportation	$14,363	$16,531	$28,686	$31,220
Offshore pipeline transportation	25,100	11,435	50,298	24,838
Refinery services	20,221	21,627	39,381	42,499
Marine transportation	27,225	18,978	52,918	39,435
Supply and logistics	11,658	14,110	21,405	22,040
Total Segment Margin	$98,567	$82,681	$192,688	$160,032
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
A reconciliation of Segment Margin to Net Income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Margin	$98,567	$82,681	$192,688	$160,032
Corporate general and administrative expenses	(13,953)	(13,789)	(26,252)	(24,850)
Depreciation and amortization	(28,205)	(20,491)	(55,330)	(39,771)
Interest expense	(17,905)	(14,069)	(37,120)	(26,873)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,038)	(7,808)	(17,421)	(13,585)
Non-cash items not included in Segment Margin	1,771	(3,043)	(843)	282
Cash payments from direct financing leases in excess of earnings	(1,405)	(1,371)	(2,767)	(2,709)
Loss on debt extinguishment	(19,225)	—	(19,225)	—
Income tax expense	(942)	(962)	(1,850)	(1,603)
Net income	$11,665	$21,148	$31,880	$50,923
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
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$10,195	$10,643	$20,538	$20,888
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	6,113	6,367	12,476	12,874
Sales of onshore crude oil pipeline loss allowance volumes	1,538	3,645	2,603	4,855
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(5,135)	(5,777)	(10,205)	(10,647)
Payments received under direct financing leases not included in income	1,405	1,371	2,767	2,709
Other	247	282	507	541
Segment Margin	$14,363	$16,531	$28,686	$31,220

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	68,407	60,662	71,903	54,769
Jay	18,082	24,337	16,784	26,085
Mississippi	16,824	15,121	15,882	15,150
Louisiana (1)	10,178	22,435	19,975	13,574
Onshore crude oil pipelines total	113,491	122,555	124,544	109,578

CO2 pipeline (average Mcf/day):
Free State	167,451	178,500	178,915	185,010
(1) Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Onshore Pipeline Transportation Segment Margin for the 2015 Quarter decreased $2.2 million, or 13%. The significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in segment margin quarter over quarter of $2.1 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues decreased slightly by $0.4 million quarter to quarter, primarily due to a net decrease in throughput volumes of 9,064 barrels per day. This was primarily the result of decreased volumes on our Jay and Louisiana pipeline systems. These decreases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other. As our Baton Rouge growth projects become completed and operational, we anticipate a ramp up in volumes on our Louisiana pipeline system in future periods.

•
Although volumes on our Free State CO2 pipeline system decreased 11,049 Mcf per day, or 6%, in the 2015 Quarter as compared to the 2014 Quarter, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Onshore Pipeline Transportation Segment Margin for the first six months of 2015 decreased $2.5 million, or 8%. The significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in segment margin quarter over quarter of $2.3 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues decreased slightly by $0.4 million quarter to quarter, despite an overall net increase in throughput volumes of 14,966 barrels per day, which was primarily the result of increased volumes on our Texas and Louisiana pipeline systems. These increases were partially offset by volume variances on our other onshore pipeline systems. These variances include a decrease in volumes on our Jay pipeline system, which is primarily attributable to a decrease in volumes entering the pipeline through our Walnut Hill rail facility. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Although volumes on our Free State CO2 pipeline system decreased 6,095 Mcf per day, or 3%, in the first six months of 2015 as compared to the first six months of 2014, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Offshore Pipeline Transportation Segment Margin(1)	$25,100	$11,435	$50,298	$24,838

Volumetric Data 100% basis (average barrels/day unless otherwise noted):
Offshore crude oil pipelines:
CHOPS	166,735	169,371	169,382	180,288
Poseidon	274,517	201,190	251,913	206,074
Odyssey	51,165	40,492	49,872	42,735
GOPL (2)	18,709	4,197	12,493	5,814
SEKCO (3)	70,422	—	46,265	—
Offshore crude oil pipelines total	581,548	415,250	529,925	434,911

Volumetric Data net to our ownership interest (average barrels/day unless otherwise noted):
Offshore crude oil pipelines:
CHOPS	83,368	84,686	84,691	90,144
Poseidon	76,865	56,333	70,536	57,701
Odyssey	14,838	11,743	14,463	12,393
GOPL (2)	18,709	4,197	12,493	5,814
SEKCO (3)	35,211	—	23,133	—
Offshore crude oil pipelines total	228,991	156,959	205,316	166,052

(1)
Offshore Pipeline Transportation segment margin includes approximately $25 million and $50 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three months and six months ended June 30, 2015, respectively. Segment Margin for the three months and six months ended June 30, 2014 include $12 million and $25 million in similar distributions from our offshore pipeline joint ventures, respectively.

(2)	Includes 100% of our undivided joint interest ownership in GOPL.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015. Volumes reported for the six months ended June 30, 2015 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Offshore Pipeline Transportation Segment Margin for the 2015 Quarter increased $13.7 million, or 120%, from the 2014 Quarter. This increase is primarily attributable to the SEKCO pipeline, our 50/50 joint venture with Enterprise Products, being completed and earning certain minimum fees and commencing throughput of crude in January 2015. While throughput has commenced on the SEKCO pipeline, throughput volumes did not exceed a level at which throughput revenues would exceed the monthly minimum payments until the midpoint of the 2015 Quarter. Our SEKCO pipeline is connected to our Poseidon pipeline, so increases in throughput volumes on our SEKCO pipeline have a similar impact on throughput volumes on our Poseidon pipeline. Volume variances on our offshore pipeline systems excluding SEKCO and Poseidon largely offset each other.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Offshore Pipeline Transportation Segment Margin for the first six months of 2015 increased $25.5 million, or 103%, from the first six months of 2014. This increase is primarily attributable to the SEKCO pipeline, our 50/50 joint venture with Enterprise Products, being completed and earning certain minimum fees and commencing throughput of crude in January 2015. While throughput has commenced on the SEKCO pipeline, throughput volumes did not exceed a level at which throughput revenues would exceed the monthly minimum payments until the midpoint of the 2015 Quarter. Our SEKCO pipeline is connected to our Poseidon pipeline, so increases in throughput volumes on our SEKCO pipeline have a similar impact on throughput volumes on our Poseidon pipeline. Volume variances on our offshore pipeline systems excluding SEKCO and Poseidon largely offset each other.
Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Volumes sold (in Dry short tons "DST"):
NaHS volumes	32,503	37,607	64,933	78,509
NaOH (caustic soda) volumes	22,130	24,066	43,316	48,099
Total	54,633	61,673	108,249	126,608

Revenues (in thousands):
NaHS revenues	$36,082	$41,162	$71,535	$84,270
NaOH (caustic soda) revenues	11,014	12,642	21,888	24,787
Other revenues	1,690	1,748	3,798	3,602
Total external segment revenues	$48,786	$55,552	$97,221	$112,659

Segment Margin (in thousands)	$20,221	$21,627	$39,381	$42,499

Average index price for NaOH per DST (1)	$577	$595	$583	$587
Raw material and processing costs as % of segment revenues	42%	42%	42%	43%
(1) Source: IHS Chemical
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Refinery services Segment Margin for the 2015 Quarter decreased $1.4 million, or 7%. The significant components and details of this change were as follows:

•
NaHS revenues decreased 12% due primarily to a decrease in volumes. That decrease primarily resulted from lower total volumes than the 2014 Quarter attributable to the bankruptcy of one mining customer, reduced sales to a major customer as they work through an atypical ore seam as a result of a landslide, and certain sales foregone as a result of supply interruptions at one of our major processing facilities.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 13% primarily due to a reduction in our sales volumes, as well as a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda decreased to $577 per DST in the 2015 Quarter compared to $595 per DST during the 2014 Quarter. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Refinery services Segment Margin for the first six months of 2015 decreased $3.1 million, or 7%. The significant components and details of this change were as follows:

•
NaHS revenues decreased 15% primarily due to a decrease in volumes. That decrease primarily resulted from lower total volumes than the year earlier period attributable to the bankruptcy of one mining customer, reduced sales to a major customer as they work through an atypical ore seam as a result of a landslide, and certain sales foregone as a result of supply interruptions at one of our major processing facilities. Additionally, timing of certain bulk deliveries to our South American customers was a factor in decreased volumes for the six months ended between June 30, 2015 and June 30, 2014.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 12% due to a reduction in our sales volumes, as well as a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda decreased to $583 per DST in the first six months of 2015 compared to $587 per DST during the first six months of 2014. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 71 barges (62 inland and 9 offshore) with a combined transportation capacity of 2.6 million barrels, 36 push/tow boats (27 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
Inland freight revenues	$24,612	$22,574	$47,997	$44,297
Offshore freight revenues	25,670	18,805	50,278	38,761
Other rebill revenues (1)	12,312	14,569	21,690	29,183
Total segment revenues	$62,594	$55,948	$119,965	$112,241

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$35,369	$36,970	$67,047	$72,806

Segment Margin (in thousands)	$27,225	$18,978	$52,918	$39,435

Fleet Utilization: (2)
Inland Barge Utilization	99.4%	97.4%	97.8%	98.0%
Offshore Barge Utilization	99.7%	99.8%	99.8%	99.9%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Marine Transportation Segment Margin for the 2015 Quarter increased $8.2 million, or 43%, from the 2014 Quarter. This increase in Segment Margin in 2015 is primarily due to a full quarter of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014, two additional barges added to our inland fleet, and higher realized contract rates on several of our oceangoing barges.
Utilization rates on both our inland and offshore barge fleets did not change significantly between the respective quarters. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Marine Transportation Segment Margin for the first six months of 2015 increased $13.5 million, or 34%, from the first six months of 2014. This increase in Segment Margin in 2015 is primarily due to two full quarters of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014, two additional barges added to our inland fleet, and higher realized contract rates on several of our oceangoing barges.
Utilization rates on both our inland and offshore barge fleets did not change significantly between the respective quarters. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.
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

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;

•	supplying petroleum products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets;

•	purchasing products from refiners, transporting the products to one of our terminals and blending the products to a quality that meets the requirements of our customers and selling those products;

•	railcar loading and unloading activities at our crude-by-rail terminals; and

•	industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture.
We also use our terminal facilities to take advantage of contango market conditions, for crude oil gathering and marketing, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products.
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
In our petroleum products marketing operations, we supply primarily fuel oil, asphalt and other heavy refined products to wholesale markets. We also provide a service to refineries by purchasing “heavier” petroleum products that are the residual fuels from gasoline production, transporting them to one of our terminals and blending them to a quality that meets the requirements of our customers.

We utilize our fleet of trucks, trailers, railcars, and leased and owned storage capacity to service our crude oil and refining customers and to store and blend the intermediate and finished refined products.
Operating results from our supply and logistics segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Supply and logistics revenue	$527,218	$883,108	$930,722	$1,771,421
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(491,836)	(841,547)	(860,691)	(1,694,589)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(23,926)	(27,658)	(48,835)	(54,594)
Other	202	207	209	(198)
Segment Margin	$11,658	$14,110	$21,405	$22,040

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	100,054	96,443	97,148	98,631
Rail load/unload volumes (1)	18,709	28,356	17,067	27,488
(1) Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Segment Margin for our supply and logistics segment decreased by $2.5 million, or 17% between the two three month periods.
In the 2015 Quarter, the decrease in our Segment Margin is primarily due to lower crude oil volumes unloaded at our Natchez Terminal and our Port Hudson terminal relative to the 2014 Quarter, as we prepare for the increased utilization of different components of our Baton Rouge facilities.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Segment Margin for our supply and logistics segment decreased by $0.6 million, or 3% between the first six months of 2015 and the first six months of 2014.
In the six months ended June 30, 2015, the decrease in our Segment Margin is primarily due to lower crude oil volumes unloaded at our Natchez Terminal and our Port Hudson terminal relative to the 2014 quarter, as we prepare for the increased utilization of different components of our Baton Rouge facilities. These decreases were partially offset by improvements in our heavy fuel oil business. These improvements included a reduction in volumes and related infrastructure in our refined products business as we continue to "right size" our heavy fuel oil business to match the lower volumes of blend materials currently available for us to economically handle compared to the volumes that have historically been available to us. This new market reality has resulted, primarily, from the general lightening of refineries' crude slates resulting in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$10,643	$11,147	$20,314	$18,897
Segment	874	892	1,779	1,822
Equity-based compensation plan expense	1,323	2,239	3,551	4,785
Third party costs related to business development activities and growth projects	1,992	418	2,409	1,202
Total general and administrative expenses	$14,832	$14,696	$28,053	$26,706
Total general and administrative expenses increased $0.1 million and $1.3 million between the three and six month periods primarily due to higher third party costs related to business development and growth activities.
Depreciation and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Depreciation expense	$22,512	$16,409	$44,549	$31,686
Amortization of intangible assets	4,154	3,147	8,191	6,292
Amortization of CO2 volumetric production payments	1,539	935	2,590	1,793
Total depreciation and amortization expense	$28,205	$20,491	$55,330	$39,771
Total depreciation and amortization expense increased $7.7 million and $15.6 million between the three and six month periods primarily as a result of placing recently acquired and constructed assets in service during calendar 2014 and the first six months of 2015. Depreciation expense increased $6.1 million and $12.9 million between the three and six month periods, primarily as a result of the acquisition of the M/T American Phoenix (included as part of our offshore marine fleet) and recently completed internal growth projects. Amortization of intangible assets increased $1.0 million and $1.9 million between the three and six month periods, as we amortize our intangible assets over the period in which we expect them to contribute to our future cash flows.
Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$4,019	$4,344	$8,166	$8,172
Interest expense, senior unsecured notes	16,718	14,437	33,562	26,359
Amortization of debt issuance costs and premium	1,303	1,216	2,550	2,320
Capitalized interest	(4,135)	(5,928)	(7,158)	(9,978)
Net interest expense	$17,905	$14,069	$37,120	$26,873
Net interest expense increased $3.8 million and $10.2 million between the three and six month periods primarily due to an increase in our average outstanding indebtedness from recently acquired and constructed assets. In May 2014, we issued an additional $350 million of aggregate principal amount of 5.625% senior unsecured notes to repay borrowings under our senior secured credit facility. Capitalized interest costs decreased $1.8 million and $2.8 million over the three and six month periods primarily due to the completion of construction of the SEKCO pipeline, on which we had incurred capitalized interest cost prior to its completion in June 2014.

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
Other
Net income for the 2015 Quarter included an unrealized gain on derivative positions, excluding fair value hedges, of $0.2 million. Net income for the 2014 Quarter included an unrealized loss on derivative positions of $2.7 million. Net income for the six months ended June 30, 2015 included an unrealized loss on derivative positions of $1.3 million. Net income for the same period in 2014 included an unrealized gain on derivative positions of $1.2 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.
The three and six months ended June 30, 2015, included a loss of approximately $19.2 million that was recognized in relation to the early retirement of our $350 million, 7.875% senior unsecured notes.
Liquidity and Capital Resources
General
As of June 30, 2015, we had $384.2 million of borrowing capacity available under our $1 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
On April 10, 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198 million from that offering. We used the net proceeds for general partnership purposes, including funding acquisitions (including organic growth projects) or repaying a portion of the borrowings outstanding under our revolving credit facility.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes at face value. Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Those notes mature on May 15, 2023. We used a portion of the proceeds from those notes to redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018. During May 2015, $300.1 million of the $350 million notes outstanding were tendered through the commencement of a cash tender offer. We recognized a loss of approximately $16.7 million in conjunction with the cash tender offer. On June, 20, 2015, the remaining $49.9 million outstanding of the $350 million were redeemed in full and a loss of approximately $2.5 million was recognized due to the early redemption.
At June 30, 2015, long-term debt totaled $1.7 billion, consisting of $585.2 million outstanding under our credit facility (including $43.4 million borrowed under the inventory sublimit tranche), a $350 million carrying amount of senior unsecured notes due on February 15, 2021, a $400 million carrying amount of senior unsecured notes due on May 15, 2023 and a $350 million carrying amount of senior unsecured notes due on June 15, 2024.
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
    See Note 13 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the six months ended June 30, 2015 and June 30, 2014.
The decrease in operating cash flow for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the six months ended June 30, 2015 were $71.1 million compared to $105.2 million for the six months ended June 30, 2014.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the six months ended June 30, 2015 and June 30, 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Onshore pipeline transportation assets	$2,776	$1,119
Offshore pipeline transportation assets	389	900
Refinery services assets	1,411	409
Marine transportation assets	18,968	1,800
Supply and logistics assets	5,206	115
Information technology systems	175	—
Total maintenance capital expenditures	28,925	4,343
Growth capital expenditures:
Onshore pipeline transportation assets	106,708	26,622
Refinery services assets	39	490
Marine transportation assets	8,694	46,236
Supply and logistics assets	87,420	152,535
Information technology systems	906	358
Total growth capital expenditures	203,767	226,241
Total capital expenditures for fixed and intangible assets	232,692	230,584
Capital expenditures related to equity investees (1)	1,750	12,676
Total capital expenditures	$234,442	$243,260
(1) Amounts represent our investment in the SEKCO pipeline joint venture.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $580 million in 2015 and in future periods, inclusive of expenditures incurred through June 30, 2015. We anticipate that approximately $320 million of that total will be spent in 2015, inclusive of expenditures incurred through June 30, 2015. The most significant of these projects currently under construction are described below.
Wyoming Crude Oil Pipeline
We are constructing a new 60 mile crude oil pipeline to transport crude oil from new receipt point stations in Campbell County and Converse County, Wyoming to our existing Pronghorn Rail Facility.  This new crude oil pipeline will have an initial capacity of approximately 30,000 barrels per day and will be supplied by truck volumes and third party gathering infrastructure in the Powder River Basin.  We expect this pipeline to become operational in the third quarter of 2015.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational in the second half of 2015.

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
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of those barges and 2 of those push boats through December 31, 2014. We accepted delivery of 3 additional push boats in the first half of 2015. We expect to take delivery of those remaining vessels periodically into 2016.
Growth Capital for Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Operating, LLC and its affiliates for approximately $1.5 billion. That business includes approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into a transition service agreement with affiliates of Enterprise to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment. We expect it to be immediately accretive to Segment Margin and Available Cash before Reserves.
To finance that transaction, in July, we sold 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated proceeds of $728.6 million net of issuance discount and underwriting fees.
Maintenance Capital Expenditures
Our increase in maintenance capital expenditures for the six months ended June 30, 2015 primarily relates to construction and new marine push boats to replace older boats. For the six months ended June 30, 2015 we spent approximately $9 million on the construction of those replacement push boats. As we place more assets into service, particularly our marine transportation assets, our maintenance capital expenditures may continue to increase in future years. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On August 14, 2015, we will pay a distribution of $0.625 per common unit totaling $68.7 million with respect to the second quarter of 2015 to common unitholders of record on July 31, 2015 inclusive of the holders of units issued on April 10, 2015, as well as those issued on July 22, 2015. This is the fortieth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
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
A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 11 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.

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
We define Available Cash before Reserves as net income as adjusted for specific items, the most significant of which are the addition of certain non-cash expenses (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees (includes distributions attributable to the quarter and received during or promptly following such quarter), the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows and the subtraction of maintenance capital utilized, which is described in detail below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 14 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
Item 1A. Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as supplemented by our Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K and Form 8-K/A. On July 16, 2015, we filed a Current Report on Form 8-K that, among other things, revised, clarified and supplemented our risk factors, including those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Annual Report") as set forth below.
As part of the filing of this Form 10-Q, we intend to revise, clarify and supplement our risk factors, including those contained in the Annual Report. The risk factors below should be considered together with the other risk factors described in the Annual Report and filings with the SEC under the Securities Exchange Act of 1934, as amended, after the Annual Report. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
As a result of the additional indebtedness incurred to consummate the Enterprise Offshore Business Acquisition, we may experience a potential material adverse effect on our financial condition and results of operations.
We financed the Enterprise Offshore Business Acquisition with the net proceeds from debt or equity financing and borrowings under our revolving credit facility.
Our increased indebtedness could also have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general partnership purposes and reduce cash available for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisition, capital expenditures or other debt service requirements or for other purposes;

•	increasing the costs of incurring additional debt;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results; and

•	limiting our ability to react to changing market conditions in our industry
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity.
As a result of the Enterprise Offshore Business Acquisition, we anticipate that the scope and size of our operations and business will substantially change. We cannot provide assurance that our expansion in scope and size will be successful.
We anticipate that the Enterprise Offshore Business Acquisition will substantially expand the scope and size of our business by adding substantial offshore operations to our existing offshore business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the Enterprise Offshore Business Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to successfully integrate the Enterprise Offshore Business into our existing operations or realize the expected economic benefits of the Enterprise Offshore Business Acquisition, which may have a material adverse effect on our business, financial condition and results of operations, including our distributable cash flow.
Failure to successfully combine our business with the assets acquired in the Enterprise Offshore Business Acquisition, or an inaccurate estimate by us of the benefits to be realized from the Enterprise Offshore Business Acquisition, may adversely affect our future results.
The Enterprise Offshore Business Acquisition involves potential risks, including:

•	the failure to realize expected profitability, growth or accretion;

•	environmental or regulatory compliance matters or liabilities;

•	title or permit issues;

•	the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate
The expected benefits from the Enterprise Offshore Business Acquisition may not be realized if our estimates of the potential net cash flows associated with the assets acquired by us in the Enterprise Offshore Business Acquisition are materially inaccurate or if we failed to identify operating issues or liabilities associated with the assets. The accuracy of our estimates of the potential net cash flows attributable to such assets is inherently uncertain.
If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Enterprise Offshore Business Acquisition may not be fully realized, if at all, and our future financial condition, results of operations and distributable cash flow could be negatively impacted.
The tax treatment of publicly traded partnerships could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships.
On May 5, 2015, the U.S. Treasury Department and the IRS released proposed regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code. The U.S. Treasury Department and the IRS have requested comments from industry participants regarding the standards set forth in the Proposed Regulations. The Proposed Regulations provide an exclusive list of industry-specific activities and certain limited support activities that generate qualifying income. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code. If the regulations in their final form were to treat any material portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations.
We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could cause a material reduction in our anticipated cash flows and could cause us to be treated as an association taxable as a corporation for U.S. federal income tax purposes subjecting us to the entity-level tax and adversely affecting the value of our common units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.
(a) Exhibits

	2.1
Purchase and Sale Agreement, dated July 16, 2015, by and between Genesis Energy, L.P. and Enterprise Products Operating, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K/A dated July 16, 2015, File No. 001-12295).

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
	4.2
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 21, 2015, File No. 001-12295).

	4.3
Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K dated May 21, 2015, File No. 001-12295).

*	4.4
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.5
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.6
Seventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.7
Eighth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.8
Eighth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.9
Ninth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

	4.10
Fourth Supplemental Indenture for 6.75% Senior Notes due 2022, dated as of July 23, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 28, 2015, File No. 001-12295)

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	July 29, 2015	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer