Form 10-Q
period 2015-09-30
GENESIS ENERGY LP
filed 2015-11-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 109,939,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 5, 2015.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,568	$9,462
Accounts receivable - trade, net	243,372	271,529
Inventories	49,069	46,829
Other	37,387	27,546
Total current assets	345,396	355,366
FIXED ASSETS, at cost	4,163,909	1,899,058
Less: Accumulated depreciation	(337,087)	(268,057)
Net fixed assets	3,826,822	1,631,001
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	141,343	145,959
EQUITY INVESTEES	493,190	628,780
INTANGIBLE ASSETS, net of amortization	229,457	82,931
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	87,991	61,291
TOTAL ASSETS	$5,449,245	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$168,118	$245,405
Accrued liabilities	157,988	117,740
Total current liabilities	326,106	363,145
SENIOR SECURED CREDIT FACILITY	1,014,100	550,400
SENIOR UNSECURED NOTES	1,839,933	1,050,639
DEFERRED TAX LIABILITIES	20,997	18,754
OTHER LONG-TERM LIABILITIES	182,915	18,233
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 109,979,218 and 95,029,218 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,072,030	1,229,203
Noncontrolling interests	(6,836)	—
Total partners' capital	2,065,194	1,229,203
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,449,245	$3,230,374
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Onshore pipeline transportation services	19,909	20,349	57,910	62,992
Offshore pipeline transportation services	61,388	974	63,436	2,443
Refinery services	43,332	51,208	135,780	158,202
Marine transportation	60,536	57,000	180,501	169,241
Supply and logistics	387,169	834,583	1,317,891	2,606,004
Total revenues	572,334	964,114	1,755,518	2,998,882
COSTS AND EXPENSES:
Supply and logistics product costs	354,331	791,411	1,217,374	2,485,068
Supply and logistics operating costs	24,585	27,434	73,606	82,526
Marine transportation operating costs	33,869	34,864	100,749	107,543
Refinery services operating costs	22,363	29,031	75,225	93,374
Onshore pipeline transportation operating costs	6,721	6,917	19,874	22,113
Offshore pipeline transportation operating costs	17,698	276	18,341	941
General and administrative	26,799	13,765	54,852	40,471
Depreciation and amortization	41,170	25,148	96,500	64,919
Total costs and expenses	527,536	928,846	1,656,521	2,896,955
OPERATING INCOME	44,798	35,268	98,997	101,927
Equity in earnings of equity investees	14,260	15,017	48,440	27,757
Interest expense	(29,617)	(20,441)	(66,737)	(47,314)
Gain on basis step up on historical interest	335,260	—	335,260	—
Other income/(expense), net	—	—	(17,529)	—
Income before income taxes	364,701	29,844	398,431	82,370
Income tax expense	(1,292)	(731)	(3,142)	(2,334)
NET INCOME	363,409	29,113	395,289	80,036
Net income attributable to noncontrolling interests	(195)	—	(195)	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$363,214	$29,113	$395,094	$80,036
NET INCOME PER COMMON UNIT:
Basic and Diluted	$3.38	$0.33	$3.93	$0.90
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	107,617	88,941	100,653	88,775
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2015	95,029	$1,229,203	$—	$1,229,203
Net income	—	395,094	195	395,289
Noncontrolling interest from acquisition	—	—	(6,471)	(6,471)
Cash distributions to partners, net	—	(186,026)	—	(186,026)
Cash distributions to noncontrolling interests	—	—	(560)	(560)
Issuance of common units for cash, net	14,950	633,759	—	633,759
Partners' capital, September 30, 2015	109,979	$2,072,030	$(6,836)	$2,065,194
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2014	88,691	$1,097,737	$—	$1,097,737
Net income	—	80,036	—	80,036
Cash distributions to partners, net	—	(146,350)	—	(146,350)
Cash distributions to noncontrolling interests	—	—	—	—
Issuance of common units for cash, net	4,600	225,610	—	225,610
Partners' capital, September 30, 2014	93,291	$1,257,033	$—	$1,257,033
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395,289	$80,036
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	96,500	64,919
Gain on basis step up on historical interest	(335,260)	—
Amortization of debt issuance costs and premium	8,467	3,541
Amortization of unearned income and initial direct costs on direct financing leases	(11,286)	(11,833)
Payments received under direct financing leases	15,501	15,946
Equity in earnings of investments in equity investees	(48,440)	(27,757)
Cash distributions of earnings of equity investees	54,463	38,031
Non-cash effect of equity-based compensation plans	6,387	7,624
Deferred and other tax liabilities	2,242	1,234
Unrealized loss (gain) on derivative transactions	68	(5,680)
Other, net	816	3,008
Net changes in components of operating assets and liabilities (Note 12)	7,381	39,050
Net cash provided by operating activities	192,128	208,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(359,504)	(336,061)
Cash distributions received from equity investees - return of investment	19,360	11,352
Investments in equity investees	(2,900)	(40,426)
Acquisitions	(1,517,428)	—
Proceeds from asset sales	2,571	178
Other, net	(2,137)	(4,706)
Net cash used in investing activities	(1,860,038)	(369,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,168,850	1,420,900
Repayments on senior secured credit facility	(705,150)	(1,668,700)
Proceeds from issuance of senior unsecured notes	1,139,718	350,000
Repayment of senior unsecured notes	(350,000)	—
Debt issuance costs	(28,361)	(11,857)
Issuance of common units for cash, net	633,759	225,610
Distributions to noncontrolling interests	(560)	—
Distributions to common unitholders	(186,026)	(146,350)
Other, net	1,786	—
Net cash provided by financing activities	1,674,016	169,603
Net increase in cash and cash equivalents	6,106	8,059
Cash and cash equivalents at beginning of period	9,462	8,866
Cash and cash equivalents at end of period	$15,568	$16,925
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the oil and gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and trucks. We are owned 100% by our limited partners. Our general partner, Genesis Energy, LLC, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following five divisions that constitute our reportable segments:

•	Onshore pipeline transportation of crude oil and, to a lesser extent, carbon dioxide (or "CO2");

•	Offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;

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
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into transition service agreements to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment.
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries, including our general partner, Genesis Energy, LLC.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended and superseded in part in Genesis' Current Report on Form 8-K filed on July 2, 2015.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

2. Recent Accounting Developments
Recently Issued
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. We are considering adopting this guidance in the fourth quarter of 2015.
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
In September 2015, the FASB issued ASU 2015-16 in response to stakeholder feedback that restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination adds cost and complexity to financial reporting but does not significantly improve the usefulness of information provided to users. Under the new ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Early application is permitted for financial statements that have not been issued. We are currently evaluating this guidance.
3. Acquisition and Divestiture
Acquisition
Enterprise Offshore
On July 24, 2015, we completed the Enterprise acquisition for $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms, including a 36% interest in the Poseidon Oil Pipeline System, a 50% interest in the Southeast Keathley Canyon Oil Pipeline System, and a 50% interest in the Cameron Highway Oil Pipeline System. To finance that transaction, in July, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The remainder of that transaction was financed with borrowings under our senior secured credit facility.
We have reflected the financial results of the acquired business in our offshore pipeline transportation segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated preliminary fair values. Those preliminary fair values were developed by management with the assistance of a third-party valuation firm and are subject to change pending a final valuation report and final determination of working capital acquired and other purchase price adjustments. We expect to finalize the purchase price allocation for this transaction during the fourth quarter of 2015. We do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation.

The allocation of the purchase price, as presented on our Consolidated Balance Sheet, is summarized as follows:

Cash	$1,087
Accounts receivable	28,783
Inventories	600
Other current assets	3,504
Fixed assets	1,229,807
Intangible assets	79,416
Equity investees	353,841
Accounts payable	(6,464)
Accrued liabilities	(15,017)
Other long-term liabilities	(163,513)
Noncontrolling interest	6,471
Total purchase price	$1,518,515

Fixed assets identified in connection with our valuation and preliminary purchase price allocation include crude oil pipelines, natural gas pipelines and related assets. We will depreciate these assets on a straight line basis over estimated useful lives ranging from 2 to 35 years depending on the nature of each asset.
Intangible assets identified in connection with our valuation and preliminary purchase price allocation relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline. We will amortize these intangible assets on a straight line basis over an estimated useful life of 19 years.
In connection with our valuation and preliminary purchase price allocation, we have identified asset retirement obligations ("AROs") relating to the crude oil pipelines, natural gas pipelines and related assets with a preliminary fair value of $158.1 million. Of these AROs, $7.7 million of retirement costs are estimated to be incurred within the next year and thus are included in accrued liabilities in the table above, as well as on our Unaudited Condensed Consolidated Balance Sheet. The remainder of the AROs recorded as a result of the Enterprise acquisition are included within "Other long-term liabilities" in the table above, as well as on our Unaudited Condensed Consolidated Balance Sheet. See further discussion of AROs assumed as a result of the Enterprise acquisition in Note 5.
Noncontrolling interest as shown in the able above relates to the preliminary fair value assigned to the 20% ownership interest of our joint venture partner in Independence Hub, LLC, a consolidated subsidiary acquired as a result of the Enterprise acquisition in which we have an 80% ownership interest.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$44,713	$44,713
Net income	$24,471	$24,471
The table below presents selected unaudited pro forma financial information incorporating the historical results of our newly acquired offshore pipeline transportation assets. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2014 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of the Enterprise offshore pipelines and services businesses and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had the Enterprise acquisition been completed on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro forma consolidated financial operating results:	2015	2014	2015	2014
Revenues	$590,994	$1,049,349	$1,930,978	$3,205,331
Net Income Attributable to Genesis Energy L.P.	$372,548	$38,573	$392,988	$91,466
Basic and diluted earnings per unit:
As reported net income per unit	$3.38	$0.33	3.93	$0.90
Pro forma net income per unit	$3.39	$0.39	$3.63	$0.92
As relating to the Enterprise acquisition, we have incurred approximately $13 million in acquisition related costs through September 30, 2015. Such costs are included as "General and Administrative costs" on our Unaudited Condensed Consolidated Statement of Operations.
M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012.
The purchase price of $157 million was paid to Mid Ocean Tanker Company in cash, as funded with proceeds from available and committed liquidity under our $1.5 billion revolving credit facility. We have reflected the financial results of the acquired business in our marine transportation segment from the date of acquisition. We have recorded the assets acquired in the Consolidated Financial Statements at their fair values. Those fair values were developed by management.
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
Our Consolidated Financial Statements include the results of our acquired offshore marine transportation business since November 13, 2014, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$5,637	$16,859
Net income	$1,381	$4,052
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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Pro forma consolidated financial operating results:
Revenues	$969,127	$3,013,597
Net Income	$30,471	$84,022

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories
The major components of inventories were as follows:

	September 30, 2015	December 31, 2014
Petroleum products	$14,500	$30,108
Crude oil	28,352	7,266
Caustic soda	3,265	2,850
NaHS	2,952	6,603
Other	—	2
Total	$49,069	$46,829
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $1.1 million and $6.6 million at September 30, 2015 and December 31, 2014, respectively; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference.
5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2015	December 31, 2014
Crude oil pipelines and natural gas pipelines and related assets	$2,481,871	$466,613
Machinery and equipment	406,512	376,672
Transportation equipment	19,459	18,479
Marine vessels	770,362	731,016
Land, buildings and improvements	41,304	38,037
Office equipment, furniture and fixtures	7,481	6,696
Construction in progress	390,464	222,233
Other	46,456	39,312
Fixed assets, at cost	4,163,909	1,899,058
Less: Accumulated depreciation	(337,087)	(268,057)
Net fixed assets	$3,826,822	$1,631,001
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation expense	$33,716	$20,736	$78,265	$52,422

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. As a result of the Enterprise acquisition of the offshore pipeline and services business of Enterprise Products Partners, L.P. on July 24, 2015, we recorded AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
The following table presents information regarding our AROs since December 31, 2014:

ARO liability balance, December 31, 2014	$14,790
AROs arising from the Enterprise acquisition	158,133
AROs from the consolidation of historical interests in CHOPS and SEKCO	1,988
Accretion Expense	2,781
Settlements	(384)
ARO liability balance, September 30, 2015	$177,308
Of the ARO balances disclosed above, $7.7 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet, as of September 30, 2015. The remainder of the ARO liability as of September 30, 2015, as well as ARO liability as of December 31, 2014, are included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2015	$3,420
	2016	$8,997
	2017	$9,611
	2018	$10,291
	2019	$11,488
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2015 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2015 and December 31, 2014, the unamortized excess cost amounts totaled $419.6 million and $215.4 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
As part of the Enterprise acquisition, we increased our ownership interest in each of Cameron Highway Oil Pipeline Company ("CHOPS") and Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO") from 50% to 100%. Consequently, these entities were reflected as equity investees until July 24, 2015, at which point they became fully consolidated wholly owned subsidiaries.
Also, as part of the Enterprise acquisition, our ownership interest in Poseidon Oil Pipeline Company, LLC ("Poseidon") increased from 28% to 64%. We also acquired a 50% ownership interest in Deepwater Gateway, LLC and a 25.7% interest in Neptune Pipeline Company, LLC. These additional interests are accounted for as equity investments from the acquisition date of July 24, 2015.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Genesis’ share of operating earnings	$17,944	$17,600	$57,607	$35,506
Amortization of excess purchase price	(3,684)	(2,583)	(9,167)	(7,749)
Net equity in earnings	$14,260	$15,017	$48,440	$27,757
Distributions received	$23,522	$21,758	$73,823	$49,383
The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	September 30, 2015	December 31, 2014
BALANCE SHEET DATA:
Assets
Current assets	$34,168	$42,135
Fixed assets, net	546,311	1,015,305
Other assets	2,776	4,369
Total assets	$583,255	$1,061,809
Liabilities and equity
Current liabilities	$10,718	$25,369
Other liabilities	222,729	202,613
Equity	349,808	833,827
Total liabilities and equity	$583,255	$1,061,809

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INCOME STATEMENT DATA:
Revenues	$73,281	$74,801	$227,924	$171,065
Operating income	$45,496	$46,096	$150,017	$99,199
Net income	$34,195	$44,881	$136,342	$96,402

Poseidon's revolving credit facility
Borrowings under Poseidon’s revolving credit facilities, which was amended and restated in February 2015, are primarily used to fund spending on capital projects. The February 2015 credit facility is non-recourse to Poseidon’s owners and secured by its assets. The February 2015 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Combined Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$85,184	$9,470	$94,654	$81,880	$12,774
Licensing agreements	38,678	31,016	7,662	38,678	28,983	9,695
Segment total	133,332	116,200	17,132	133,332	110,863	22,469
Supply & Logistics:
Customer relationships	35,430	31,563	3,867	35,430	30,228	5,202
Intangibles associated with lease	13,260	3,868	9,392	13,260	3,512	9,748
Segment total	48,690	35,431	13,259	48,690	33,740	14,950
Marine contract intangibles	32,000	4,583	27,417	32,000	833	31,167
Offshore pipeline contract intangibles	158,831	1,393	157,438	—	—	—
Other	21,798	7,587	14,211	22,797	8,452	14,345
Total	$394,651	$165,194	$229,457	$236,819	$153,888	$82,931
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of intangible assets	$5,554	$3,148	$13,745	$9,440
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2015	$6,785
	2016	$24,014
	2017	$22,850
	2018	$20,735
	2019	$16,422
8. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2015	December 31, 2014
Senior secured credit facility	$1,014,100	$550,400
7.875% senior unsecured notes (including unamortized premium of $639 in 2014)	—	350,639
6.000% senior unsecured notes	400,000	—
5.750% senior unsecured notes	350,000	350,000
5.625% senior unsecured notes	350,000	350,000
6.750% senior unsecured notes (including unamortized discount of $10,067 in 2015)	739,933	—
Total long-term debt	$2,854,033	$1,601,039
As of September 30, 2015, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facility
The Enterprise acquisition meaningfully expanded our size and is expected to improve our credit metrics over the longer-term, which we believe should help accelerate an increase in our credit ratings in the future. In connection with our expanded size and improved credit outlook, we amended our senior secured credit facility (which matures on July 28, 2019) in the third quarter of 2015 to, among other things, (i) increase our committed amount to $1.5 billion, (ii) provide that, if and when we achieve specified investment grade ratings, certain restrictive covenants will cease to apply and the applicable margin for both alternate base rate and Eurodollar loans and the commitment fee on the unused committed amount will be reduced by specified amounts, (iii) immediately provide us more operational flexibility by relaxing certain covenants, including by increasing certain applicable limits and baskets, and (iv) increase the inventory financing sublimit amount, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate, from $150 million to $200 million.
The key terms for rates under our $1.5 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The applicable margin varies from 1.50% to 2.50% on Eurodollar borrowings and from 0.50% to 1.50% on alternate base rate borrowings.
•Letter of credit fees range from 1.50% to 2.50%
•The commitment fee on the unused committed amount will range from 0.250% to 0.375%.
•The accordion feature is $500 million, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
At September 30, 2015, we had $1.0 billion borrowed under our $1.5 billion credit facility, with $34.5 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $16.6 million was outstanding at September 30, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2015 was $469.3 million.
On September 17, 2015, we amended our $1.5 billion credit agreement which provides that, if and when we achieve specified investment grade ratings, certain restrictive covenants will cease to apply and the applicable margin for both alternate base rate and Eurodollar loans and the commitment fee on the unused committed amount will be reduced by specified amounts. The amendment also increases the inventory financing sublimit amount from $150 million to $200 million.
Senior Unsecured Note Issuance and Repayment
On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due 2022. Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. Those notes mature on August 1, 2022. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes due 2023. Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Those notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. The aggregate principal amount of the 7.875% notes totaling $300.1 million were tendered and the remaining $49.9 million were redeemed in full. A total loss of approximately $19.2 million for the tender and redemption of notes is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations.
9. Partners’ Capital and Distributions
At September 30, 2015, our outstanding common units consisted of 109,939,221 Class A units and 39,997 Class B units.
On July 22, 2015, we issued 10,350,000 Class A common units in a public offering at a price of $43.77 per unit, which included the exercise by the underwriters of an option to purchase up to 1,350,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $437.2 million from that offering. We used the net proceeds to fund a portion of the purchase price for our Enterprise acquisition.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Distributions
We paid or will pay the following distributions in 2014 and 2015:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014		$0.5800	$54,112
4th Quarter	February 13, 2015		$0.5950	$56,542
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015		$0.6250	$68,737
3rd Quarter	November 13, 2015	(1)	$0.6400	$70,387
(1) This distribution will be paid to unitholders of record as of October 30, 2015.
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
As a result of the above changes, we currently manage our businesses through five divisions that constitute our reportable segments:

•	Onshore Pipeline Transportation – transportation of crude oil, and to a lesser extent, CO2;

•	Offshore Pipeline Transportation – offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

•
Supply and Logistics – terminaling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and, on a smaller scale, CO2.

Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Onshore Pipeline Transportation	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended September 30, 2015
Segment margin (a)	$14,984	$70,943	$20,692	$26,583	$7,508	$140,710
Capital expenditures (b)	$45,933	$1,520,268	$118	$12,489	$43,942	$1,622,750
Revenues:
External customers	$16,735	$61,388	$45,738	$58,490	$389,983	$572,334
Intersegment (c)	3,174	—	(2,406)	2,046	(2,814)	—
Total revenues of reportable segments	$19,909	$61,388	$43,332	$60,536	$387,169	$572,334
Three Months Ended September 30, 2014
Segment margin (a)	$15,354	$21,666	$21,855	$22,077	$13,838	$94,790
Capital expenditures (b)	$11,340	$23,949	$1,254	$14,987	$88,347	$139,877
Revenues:
External customers	$15,715	$974	$53,930	$53,901	$839,594	$964,114
Intersegment (c)	4,634	—	(2,722)	3,099	(5,011)	—
Total revenues of reportable segments	$20,349	$974	$51,208	$57,000	$834,583	$964,114
Nine Months Ended September 30, 2015
Segment Margin (a)	$43,670	$121,241	$60,073	$79,501	$28,913	$333,398
Capital expenditures (b)	$155,417	$1,522,407	$1,568	$40,151	$136,568	$1,856,111
Revenues:
External customers	$48,422	$63,436	$142,959	$173,733	$1,326,968	$1,755,518
Intersegment (c)	9,488	—	(7,179)	6,768	(9,077)	—
Total revenues of reportable segments	$57,910	$63,436	$135,780	$180,501	$1,317,891	$1,755,518
Nine Months Ended September 30, 2014
Segment Margin (a)	$46,574	$46,504	$64,354	$61,512	$35,878	$254,822
Capital expenditures (b)	$39,081	$37,525	$2,153	$63,023	$240,997	$382,779
Revenues:
External customers	$50,454	$2,443	$166,589	$156,883	$2,622,513	$2,998,882
Intersegment (c)	12,538	—	(8,387)	12,358	(16,509)	—
Total revenues of reportable segments	$62,992	$2,443	$158,202	$169,241	$2,606,004	$2,998,882
Total assets by reportable segment were as follows:

	September 30, 2015	December 31, 2014
Onshore pipeline transportation	$552,920	$460,012
Offshore pipeline transportation	2,661,783	645,668
Refinery services	395,291	403,703
Marine transportation	752,116	745,128
Supply and logistics	995,589	907,189
Other assets	91,546	68,674
Total consolidated assets	5,449,245	3,230,374

(a)	A reconciliation of Segment Margin to net income for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pipeline transportation segment included $0.7 million and $2.5 million during the three and nine months ended September 30, 2015 and $23.4 million and $36.1 million during the three and nine months ended September 30, 2014 representing capital contributions to our SEKCO equity investee to fund our share of the construction costs for its pipeline.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Margin	$140,710	$94,790	$333,398	$254,822
Corporate general and administrative expenses	(25,940)	(12,865)	(52,192)	(37,715)
Depreciation and amortization	(41,170)	(25,148)	(96,500)	(64,919)
Interest expense	(29,617)	(20,441)	(66,737)	(47,314)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,962)	(6,741)	(25,383)	(20,326)
Non-cash items not included in Segment Margin	1,316	1,653	473	1,935
Cash payments from direct financing leases in excess of earnings	(1,448)	(1,404)	(4,215)	(4,113)
Gain on step up of historical basis in CHOPS and SEKCO	335,260	—	335,260	—
Loss on extinguishment of debt	—	—	(19,225)	—
Other, net	(6,643)	—	(6,643)	—
Income tax expense	(1,292)	(731)	(3,142)	(2,334)
Net income attributable to Genesis Energy, L.P.	$363,214	$29,113	$395,094	$80,036

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$913	$867	$2,418	$2,235
Sales to Poseidon Oil Pipeline Company, LLC (2)	1,980	—	1,980	—
Sales to Deepwater Gateway, LLC (3)	33	—	33	—
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$150	$525	$450
Expenses from Poseidon Oil Pipeline Company, LLC (2)	241	—	241	—
Expenses from Deepwater Gateway, LLC (3)	—	—	—	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.

(3)	We own a 50% interest in Deepwater Gateway, LLC.
Amount due from Related Party
At September 30, 2015 and December 31, 2014 Sandhill Group, LLC owed us $0.3 million, respectively, for purchases of CO2.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2015 reflect $2 million, respectively, of fees we earned through the provision of services under that agreement.
Deepwater Gateway
As part of our Enterprise acquisition, we became the operator of Deepwater Gateway in the third quarter of 2015. We provide technical and administrative services to Deepwater Gateway under a Management Services Agreement. That agreement continues indefinitely until either party decides to exercise their termination rights (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2015 reflect less than $0.1 million, respectively, of fees we earned through the provision of services under that agreement.
12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2015	2014
(Increase) decrease in:
Accounts receivable	$72,372	$43,591
Inventories	(1,481)	(14,060)
Deferred charges	(7,256)	—
Other current assets	(7,014)	48,582
Increase (decrease) in:
Accounts payable	(70,980)	(8,576)
Accrued liabilities	21,740	(30,487)
Net changes in components of operating assets and liabilities	7,381	39,050
Payments of interest and commitment fees, net of amounts capitalized, were $56.8 million and $46.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. We capitalized interest of $11.9 million and $11.5 million during the nine months ended September 30, 2015 and September 30, 2014.
At September 30, 2015 and September 30, 2014, we had incurred liabilities for fixed and intangible asset additions totaling $50.2 million and $61.2 million, respectively, that had not been paid at the end of the third quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At September 30, 2015 we had incurred liabilities for other asset additions totaling $0.1 million, that had not been paid at the end of the third quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
During the three months ended September 30, 2015, as a result of the Enterprise acquisition, we acquired the 50% ownership interest in each of CHOPS and SEKCO as previously held by Enterprise, resulting in 100% ownership interest by us in each of these subsidiaries. As a result, we recorded a one time $335 million non-cash gain from the step up in basis in our historical 50% ownership interest in each of CHOPS and SEKCO to fair value (resulting from the fair value assigned to the 50% ownership interest in each of CHOPS and SEKCO that we acquired from Enterprise, as derived from the preliminary purchase price allocation). This also results in the consolidation of CHOPS and SEKCO by us, resulting in the inclusion of the operating assets and liabilities on our Unaudited Condensed Consolidated Balance Sheet. As 50% of the operating assets and liabilities of CHOPS and SEKCO were based on our historical interest with no cash impact, these amounts relating to our historical interest were not included in net changes in components of operating assets and liabilities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
In accordance with NYMEX requirements, we fund the margin associated with our loss positions on commodity derivative contracts traded on the NYMEX. The amount of the margin is adjusted daily based on the fair value of the commodity contracts. The margin requirements are intended to mitigate a party's exposure to market volatility and the associated contracting party risk. We offset fair value amounts recorded for our NYMEX derivative contracts against margin funding as required by the NYMEX in Current Assets - Other in our Consolidated Balance Sheets.
At September 30, 2015, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	47	—
Weighted average contract price per bbl	$46.81	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	730	292
Weighted average contract price per bbl	$44.88	$46.77
Crude oil swaps:
Contract volumes (1,000 bbls)	280	—
Weighted average contract price per bbl	$2.38	$—
Diesel futures:
Contract volumes (1,000 bbls)	58	12
Weighted average contract price per gal	$1.58	$1.56
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	465	105
Weighted average contract price per bbl	$36.36	$34.76
Crude oil options:
Contract volumes (1,000 bbls)	175	30
Weighted average premium received	$1.68	$0.21
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2015 and December 31, 2014:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2015	December 31, 2014
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,515	$16,383
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,277)	(2,310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$238	$14,073
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$—	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	—	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,277)	$(2,310)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,277	2,310
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(37)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	37	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2015, we had a net broker receivable of approximately $4.9 million (consisting of initial margin of $4.9 million and unaffected by variation margin).  As of December 31, 2014, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.4 million increased by $0.3 million of variation margin).  At September 30, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$621	$—	$(1,214)	$—
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	11,559	(8,738)	6,545	(5,242)
Total commodity derivatives		$12,180	$(8,738)	$5,331	$(5,242)
14. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value at			Fair Value at
	September 30, 2015			December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,515	$—	$—	$16,383	$—	$—
Liabilities	$(1,314)	$—	$—	$(2,310)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2015 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.7 billion, compared to $1.1 billion and $1.0 billion, respectively, at December 31, 2014. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

Additionally, we recorded the estimated fair value of net assets acquired and liabilities assumed in connection with the Enterprise acquisition as of the acquisition date of July 24, 2015. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in the Enterprise acquisition.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the fair value measurements, using unobservable (Level 3) inputs, used in recording the estimated fair value of the net assets acquired and liabilities assumed of CHOPS and SEKCO (which we now own 100% interest in and consolidate given the respective 50% ownership interest acquired from Enterprise for each of these subsidiaries) as a result of the Enterprise acquisition were used to calculate the effects of the re-measurement of our pre-acquisition historical interest in CHOPS and SEKCO at fair value, based on accounting guidance involving step acquisitions as discussed in ASC 805-10-25.
15. Contingencies
We are subject to various environmental laws and regulations. Policies and procedures are in place to aid in monitoring compliance and detecting and addressing releases of crude oil from our pipelines or other facilities; however, no assurance can be made that such environmental releases may not substantially affect our business.
We are subject to lawsuits in the normal course of business and examination by tax and other regulatory authorities. We do not expect such matters presently pending to have a material effect on our financial position, results of operations, or cash flows.
16. Condensed Consolidating Financial Information
Our $1.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 8 for additional information regarding our consolidated debt obligations.
During the second quarter of 2015, the Company took action related to certain non-guarantor subsidiaries that resulted in these subsidiaries previously categorized as non-guarantor subsidiaries becoming wholly owned guarantor subsidiaries. The changes made to guarantor subsidiaries did not impact the Company's previously reported consolidated net operating results, financial position, or cash flows. The condensed consolidating balance sheet as of December 31, 2014 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2014 as well as the condensed consolidating statements of cash flows for the nine months ended September 30, 2014 have been retrospectively adjusted to reflect these updates to our guarantor subsidiaries as though the subsidiaries had been guarantors in all periods presented.
During the third quarter of 2015, the Company determined the need to revise its disclosures and presentation with respect to the Condensed Consolidating Financial Information included in this footnote. These revisions relate solely to transactions between Genesis Energy, L.P. and its subsidiaries and only impact the information that is presented in the Condensed Consolidating Financial Information presented herein and does not affect the Consolidated Financial Statements in any way. The Company determined that adjustments to the presentation relating to advances to and from affiliates was necessary and were made. As such, the condensed consolidating balance sheet as of December 31, 2014 was adjusted to present advances to and from subsidiaries as non-current assets and liabilities. This resulted in the reclassification of such advances from current assets and liabilities to long term assets and liabilities. The condensed consolidated statement of cash flows for the nine months ended September 30, 2014 has also been adjusted to reflect these changes. There is also a schedule below that reflects all these adjustments and reconciles from what has been disclosed in previous filings to what we represent in the financial statements below.
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$13,044	$2,518	$—	$15,568
Other current assets	75	—	317,334	12,428	(9)	329,828
Total current assets	81	—	330,378	14,946	(9)	345,396
Fixed assets, at cost	—	—	4,086,318	77,591	—	4,163,909
Less: Accumulated depreciation	—	—	(318,312)	(18,775)	—	(337,087)
Net fixed assets	—	—	3,768,006	58,816	—	3,826,822
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	47,919	—	418,936	142,038	(150,102)	458,791
Advances to affiliates	2,543,341	—	—	38,941	(2,582,282)	—
Equity investees	—	—	493,190	—	—	493,190
Investments in subsidiaries	2,362,919	—	95,587	—	(2,458,506)	—
Total assets	$4,954,260	$—	$5,431,143	$254,741	$(5,190,899)	$5,449,245
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$28,197	$—	$318,185	$7,749	$(28,025)	$326,106
Senior secured credit facility	1,014,100	—	—	—	—	1,014,100
Senior unsecured notes	1,839,933	—	—	—	—	1,839,933
Deferred tax liabilities	—	—	20,997	—	—	20,997
Advances from affiliates	—	—	2,582,282	—	(2,582,282)	—
Other liabilities	—	—	152,191	152,802	(122,078)	182,915
Total liabilities	2,882,230	—	3,073,655	160,551	(2,732,385)	3,384,051
Partners’ capital, common units	2,072,030	—	2,357,488	101,026	(2,458,514)	2,072,030
Noncontrolling interests	—	—	—	(6,836)	—	(6,836)
Total liabilities and partners’ capital	$4,954,260	$—	$5,431,143	$254,741	$(5,190,899)	$5,449,245

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,310	$1,143	$—	$9,462
Other current assets	53	—	333,385	12,474	(8)	345,904
Total current assets	62	—	341,695	13,617	(8)	355,366
Fixed assets, at cost	—	—	1,823,556	75,502	—	1,899,058
Less: Accumulated depreciation	—	—	(251,171)	(16,886)	—	(268,057)
Net fixed assets	—	—	1,572,385	58,616	—	1,631,001
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	28,421	—	269,252	146,700	(154,192)	290,181
Advances to affiliates	1,378,520	—	—	—	(1,378,520)	—
Equity investees	—	—	628,780	—	—	628,780
Investments in subsidiaries	1,434,255	—	97,195	—	(1,531,450)	—
Total assets	$2,841,258	$—	$3,234,353	$218,933	$(3,064,170)	$3,230,374
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,016	$—	$395,159	$499	$(43,529)	$363,145
Senior secured credit facility	550,400	—	—	—	—	550,400
Senior unsecured notes	1,050,639	—	—	—	—	1,050,639
Deferred tax liabilities	—	—	18,754	—	—	18,754
Advances from affiliates	—	—	1,366,697	11,823	(1,378,520)	—
Other liabilities	—	—	18,233	110,663	(110,663)	18,233
Total liabilities	1,612,055	—	1,798,843	122,985	(1,532,712)	2,001,171
Partners’ capital	1,229,203	—	1,435,510	95,948	(1,531,458)	1,229,203
Total liabilities and partners’ capital	$2,841,258	$—	$3,234,353	$218,933	$(3,064,170)	$3,230,374

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Onshore pipeline transportation services	$—	$—	$14,130	$5,779	$—	$19,909
Offshore pipeline transportation services	—	—	59,695	1,693	—	61,388
Refinery services	—	—	42,464	2,608	(1,740)	43,332
Marine transportation	—	—	60,536	—	—	60,536
Supply and logistics	—	—	387,169	—	—	387,169
Total revenues	—	—	563,994	10,080	(1,740)	572,334
COSTS AND EXPENSES:
Supply and logistics costs	—	—	378,916	—	—	378,916
Marine transportation costs	—	—	33,869	—	—	33,869
Refinery services operating costs	—	—	21,758	2,376	(1,771)	22,363
Onshore pipeline transportation operating costs	—	—	6,533	188	—	6,721
Offshore pipeline transportation operating costs	—	—	17,188	510	—	17,698
General and administrative	—	—	26,799	—	—	26,799
Depreciation and amortization	—	—	40,320	850	—	41,170
Total costs and expenses	—	—	525,383	3,924	(1,771)	527,536
OPERATING INCOME	—	—	38,611	6,156	31	44,798
Equity in earnings of subsidiaries	392,769	—	2,284	—	(395,053)	—
Equity in earnings of equity investees	—	—	14,260	—	—	14,260
Interest (expense) income, net	(29,576)	—	3,728	(3,769)	—	(29,617)
Gain on basis step up on historical interest	—	—	335,260	—	—	335,260
Other income/(expense), net	21	—	(21)	—	—	—
Income before income taxes	363,214	—	394,122	2,387	(395,022)	364,701
Income tax benefit (expense)	—	—	(1,341)	49	—	(1,292)
NET INCOME	363,214	—	392,781	2,436	(395,022)	363,409
Net loss attributable to noncontrolling interest	—	—	—	(195)	—	(195)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$363,214	$—	$392,781	$2,241	$(395,022)	$363,214

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Onshore pipeline transportation services	$—	$—	$14,451	$5,898	$—	$20,349
Offshore pipeline transportation services	—	—	974	—	—	974
Refinery services	—	—	52,047	2,192	(3,031)	51,208
Marine transportation	—	—	57,000	—	—	57,000
Supply and logistics	—	—	834,583	—	—	834,583
Total revenues	—	—	959,055	8,090	(3,031)	964,114
COSTS AND EXPENSES:
Supply and logistics costs	—	—	818,845	—	—	818,845
Marine transportation costs	—	—	34,864	—	—	34,864
Refinery services operating costs	—	—	29,331	2,167	(2,467)	29,031
Onshore pipeline transportation operating costs	—	—	6,917	—	—	6,917
Offshore pipeline transportation operating costs	—	—	76	200	—	276
General and administrative	—	—	13,765	—	—	13,765
Depreciation and amortization	—	—	24,508	640	—	25,148
Total costs and expenses	—	—	928,306	3,007	(2,467)	928,846
OPERATING INCOME	—	—	30,749	5,083	(564)	35,268
Equity in earnings of subsidiaries	49,550	—	1,479	—	(51,029)	—
Equity in earnings of equity investees	—	—	15,017	—	—	15,017
Interest (expense) income, net	(20,437)	—	3,900	(3,904)	—	(20,441)
Income before income taxes	29,113	—	51,145	1,179	(51,593)	29,844
Income tax expense	—	—	(985)	254	—	(731)
NET INCOME	$29,113	$—	$50,160	$1,433	$(51,593)	$29,113

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Onshore pipeline transportation services	$—	$—	$39,874	$18,036	$—	$57,910
Offshore pipeline transportation services	—	—	61,743	1,693	—	63,436
Refinery services	—	—	133,055	10,579	(7,854)	135,780
Marine transportation	—	—	180,501	—	—	180,501
Supply and logistics	—	—	1,317,891	—	—	1,317,891
Total revenues	—	—	1,733,064	30,308	(7,854)	1,755,518
COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,290,980	—	—	1,290,980
Marine transportation costs	—	—	100,749	—	—	100,749
Refinery services operating costs	—	—	73,058	10,021	(7,854)	75,225
Onshore pipeline transportation operating costs	—	—	19,345	529	—	19,874
Offshore pipeline transportation operating costs	—	—	17,831	510	—	18,341
General and administrative	—	—	54,852	—	—	54,852
Depreciation and amortization	—	—	94,365	2,135	—	96,500
Total costs and expenses	—	—	1,651,180	13,195	(7,854)	1,656,521
OPERATING INCOME	—	—	81,884	17,113	—	98,997
Equity in earnings of subsidiaries	480,953	—	5,770	—	(486,723)	—
Equity in earnings of equity investees	—	—	48,440	—	—	48,440
Interest (expense) income, net	(66,655)	—	11,329	(11,411)	—	(66,737)
Gain on basis step up on historical interest	—	—	335,260	—	—	335,260
Other income/(expense), net	(19,204)	—	1,675	—	—	(17,529)
Income before income taxes	395,094	—	484,358	5,702	(486,723)	398,431
Income tax expense	—	—	(3,275)	133	—	(3,142)
NET INCOME	395,094	—	481,083	5,835	(486,723)	395,289
Net loss attributable to noncontrolling interest	—	—	—	(195)	—	(195)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$395,094	$—	$481,083	$5,640	$(486,723)	$395,094

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Onshore pipeline transportation services	$—	$—	$44,459	$18,533	$—	$62,992
Offshore pipeline transportation services	—	—	2,443	—	—	2,443
Refinery services	—	—	155,470	12,838	(10,106)	158,202
Marine transportation	—	—	169,241	—	—	169,241
Supply and logistics	—	—	2,606,004	—	—	2,606,004
Total revenues	—	—	2,977,617	31,371	(10,106)	2,998,882
COSTS AND EXPENSES:
Supply and logistics costs	—	—	2,567,594	—	—	2,567,594
Marine transportation costs	—	—	107,543	—	—	107,543
Refinery services operating costs	—	—	91,322	12,225	(10,173)	93,374
Onshore pipeline transportation operating costs	—	—	21,461	652	—	22,113
Offshore pipeline transportation operating costs	—	—	941	—	—	941
General and administrative	—	—	40,471	—	—	40,471
Depreciation and amortization	—	—	63,019	1,900	—	64,919
Total costs and expenses	—	—	2,892,351	14,777	(10,173)	2,896,955
OPERATING INCOME	—	—	85,266	16,594	67	101,927
Equity in earnings of subsidiaries	127,343	—	5,051	—	(132,394)	—
Equity in earnings of equity investees	—	—	27,757	—	—	27,757
Interest (expense) income, net	(47,307)	—	11,798	(11,805)	—	(47,314)
Income before income taxes	80,036	—	129,872	4,789	(132,327)	82,370
Income tax benefit (expense)	—	—	(2,462)	128	—	(2,334)
NET INCOME	$80,036	$—	$127,410	$4,917	$(132,327)	$80,036

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(53,478)	$—	$201,305	$51,028	$(6,727)	$192,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(359,504)	—	—	(359,504)
Cash distributions received from equity investees - return of investment	179,267	—	19,360	—	(179,267)	19,360
Investments in equity investees	(633,761)	—	(2,900)	—	633,761	(2,900)
Acquisitions	—	—	(1,517,428)	—	—	(1,517,428)
Intercompany transfers	(1,164,821)	—	—	—	1,164,821	—
Repayments on loan to non-guarantor subsidiary	—	—	(1,077)	—	1,077	—
Proceeds from asset sales	—	—	2,571	—	—	2,571
Other, net	—	—	(2,137)	—	—	(2,137)
Net cash provided by (used) in investing activities	(1,619,315)	—	(1,861,115)	—	1,620,392	(1,860,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,168,850	—	—	—	—	1,168,850
Repayments on senior secured credit facility	(705,150)	—	—	—	—	(705,150)
Proceeds from issuance of senior unsecured notes	1,139,718	—	—	—	—	1,139,718
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(28,361)	—	—	—	—	(28,361)
Intercompany transfers	—	—	1,215,585	(50,764)	(1,164,821)	—
Issuance of common units for cash, net	633,759	—	633,759	—	(633,759)	633,759
Distributions to partners/owners	(186,026)	—	(186,026)	—	186,026	(186,026)
Distributions to noncontrolling interest	—	—	(560)	—	—	(560)
Other, net	—	—	1,786	1,111	(1,111)	1,786
Net cash provided by (used in) financing activities	1,672,790	—	1,664,544	(49,653)	(1,613,665)	1,674,016
Net (decrease) increase in cash and cash equivalents	(3)	—	4,734	1,375	—	6,106
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$13,044	$2,518	$—	$15,568

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$73,525	$—	$216,907	$25,769	$(108,082)	$208,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(336,061)	—	—	(336,061)
Cash distributions received from equity investees - return of investment	38,236	—	11,352	—	(38,236)	11,352
Investments in equity investees	(225,610)	—	(40,426)	—	225,610	(40,426)
Intercompany transfers	(55,765)	—	—	—	55,765	—
Repayments on loan to non-guarantor subsidiary	—	—	3,697	—	(3,697)	—
Proceeds from asset sales	—	—	178	—	—	178
Other, net	—	—	(4,706)	—	—	(4,706)
Net cash used in investing activities	(243,139)	—	(365,966)	—	239,442	(369,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,420,900	—	—	—	—	1,420,900
Repayments on senior secured credit facility	(1,668,700)	—	—	—	—	(1,668,700)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(11,857)	—	—	—	—	(11,857)
Intercompany transfers	—	—	78,031	(22,266)	(55,765)	—
Issuance of common units for cash, net	225,610	—	225,610	—	(225,610)	225,610
Distributions to partners/owners	(146,350)	—	(146,350)	—	146,350	(146,350)
Other, net	—	—	—	(3,665)	3,665	—
Net cash provided by (used in) financing activities	169,603	—	157,291	(25,931)	(131,360)	169,603
Net (decrease) increase in cash and cash equivalents	(11)	—	8,232	(162)	—	8,059
Cash and cash equivalents at beginning of period	20	—	8,050	796	—	8,866
Cash and cash equivalents at end of period	$9	$—	$16,282	$634	$—	$16,925

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for revisions to previously presented Condensed Consolidating Financial Information.

Balance Sheet Restatements	As Previously Reported	Adjustment	As Revised
December 31, 2014
Parent Column
Other current assets	1,378,573	(1,378,520)	53
Total current assets	1,378,582	(1,378,520)	62
Advances to affiliates	—	1,378,520	1,378,520
Guarantor Column
Current liabilities	1,761,856	(1,366,697)	395,159
Advances from affiliates	—	1,366,697	1,366,697
Non Guarantor Column
Other current assets	46,215	(33,741)	12,474
Total current assets	47,358	(33,741)	13,617
Total assets	252,674	(33,741)	218,933
Current liabilities	2,705	(2,206)	499
Advances from affiliates	—	11,823	11,823
Other liabilities	154,021	(43,358)	110,663
Total liabilities	156,726	(33,741)	122,985
Total liabilities and partners' capital	252,674	(33,741)	218,933
Eliminations Column
Other current assets	(1,412,269)	1,412,261	(8)
Total current assets	(1,412,269)	1,412,261	(8)
Advances to affiliates	—	(1,378,520)	(1,378,520)
Total assets	(3,097,911)	33,741	(3,064,170)
Current liabilities	(1,412,432)	1,368,903	(43,529)
Advances from affiliates	—	(1,378,520)	(1,378,520)
Other liabilities	(154,021)	43,358	(110,663)
Total liabilities	(1,566,453)	33,741	(1,532,712)
Total liabilities and partners' capital	(3,097,911)	33,741	(3,064,170)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Restatements	As Previously Reported	Adjustment	As Revised
September 30, 2014
Parent Column
Net cash provided by operating activities	17,760	55,765	73,525
Intercompany transfers (investing)	—	(55,765)	(55,765)
Net cash used in investing activities	(187,374)	(55,765)	(243,139)
Guarantor Column
Net cash provided by operating activities	294,938	(78,031)	216,907
Intercompany transfers (financing)	—	78,031	78,031
Net cash provided by (used in) financing activities	79,260	78,031	157,291
Non Guarantor Column
Net cash provided by operating activities	3,503	22,266	25,769
Intercompany transfers (financing)	—	(22,266)	(22,266)
Net cash provided by (used in) financing activities	(3,665)	(22,266)	(25,931)
Eliminations Column
Intercompany transfers (investing)	—	55,765	55,765
Net cash used in investing activities	183,677	55,765	239,442
Intercompany transfers (financing)	—	(55,765)	(55,765)
Net cash provided by (used in) financing activities	(75,595)	(55,765)	(131,360)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended and superseded in part in Genesis' Current Report on Form 8-K filed on July 2, 2015.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Segment Reporting Change

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $363.2 million, or $3.38 per common unit, during the three months ended September 30, 2015 (“2015 Quarter”) compared to net income of $29.1 million or $0.33 per common unit, during the three months ended September 30, 2014 (“2014 Quarter”). The large increase in our net income was principally due to the $335.3 million non-cash gain we recognized during the 2015 quarter resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition on July 24, 2015. A more detailed discussion of that acquisition is included below and a more detailed discussion of our related non-cash gain is included in the "Other Costs" section.
Available Cash before Reserves was $96.3 million for the 2015 Quarter, an increase of $35.5 million, or 58%, from the 2014 Quarter. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) was $140.7 million for the 2015 Quarter, an increase of $45.9 million, or 48%, from the 2014 Quarter.
The increase in our Segment Margin resulted primarily from increases attributable to our offshore pipeline transportation segment of $49.3 million. This increase is primarily related to assets recently acquired as part of our Enterprise acquisition. Those acquisitions similarly benefited Available Cash before Reserves and net income.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In October 2015, we declared our forty-first consecutive increase in our quarterly distribution to our common unitholders. Thirty-six of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In November 2015, we will pay a distribution of $0.64 per unit representing a 10.3% increase from our distribution of $0.58 per unit related to the third quarter of 2014.
Acquisition of Offshore Pipelines and Services Business of Enterprise Products Partners, L.P.
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into transition service agreements to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment and has been immediately accretive to Segment Margin and Available Cash before Reserves in the 2015 Quarter.

To finance that transaction, in July, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated proceeds of $728.6 million net of issuance discount and underwriting fees. The remainder of that transaction was financed with borrowings under our senior secured credit facility.
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
Financial Measure Reconciliation
For definitions and discussion of the financial measures refer to the "Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$363,214	$29,113
Depreciation and amortization	41,170	25,148
Cash received from direct financing leases not included in income	1,448	1,404
Cash effects of sales of certain assets	343	45
Effects of distributable cash generated by equity method investees not included in income	7,962	6,741
Cash effects of legacy stock appreciation rights plan	(50)	(129)
Non-cash legacy stock appreciation rights plan expense	(553)	(608)
Expenses related to acquiring or constructing growth capital assets	12,766	688
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	(192)	(3,460)
Maintenance capital utilized	(1,044)	(242)
Non-cash tax expense	992	381
Gain on step up of historical basis	(335,260)	—
Other items, net	5,512	1,717
Available Cash before Reserves	96,308	60,798
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2015 Quarter decreased $391.8 million, or 41%, from the 2014 Quarter. Additionally, our costs and expenses decreased $401.3 million, or 43%, between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two third quarter periods is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below.
The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 52% to $46.43 per barrel in the third quarter of 2015, as compared to $97.17 per barrel in the third quarter of 2014.

In general, we do not expect fluctuations in prices for oil and gas to affect our Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would similarly impact both our revenues and our costs with a disproportionate smaller net impact on our Segment Margin.
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
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2015 and September 30, 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Onshore pipeline transportation	$14,984	$15,354	$43,670	$46,574
Offshore pipeline transportation	70,943	21,666	121,241	46,504
Refinery services	20,692	21,855	60,073	64,354
Marine transportation	26,583	22,077	79,501	61,512
Supply and logistics	7,508	13,838	28,913	35,878
Total Segment Margin	$140,710	$94,790	$333,398	$254,822
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases.
A reconciliation of Segment Margin to Net Income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Margin	$140,710	$94,790	$333,398	$254,822
Corporate general and administrative expenses	(25,940)	(12,865)	(52,192)	(37,715)
Depreciation and amortization	(41,170)	(25,148)	(96,500)	(64,919)
Interest expense	(29,617)	(20,441)	(66,737)	(47,314)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,962)	(6,741)	(25,383)	(20,326)
Non-cash items not included in Segment Margin	1,316	1,653	473	1,935
Cash payments from direct financing leases in excess of earnings	(1,448)	(1,404)	(4,215)	(4,113)
Gain on step up of historical basis	335,260	—	335,260	—
Loss on debt extinguishment	—	—	(19,225)	—
Other, net	(6,643)	—	(6,643)	—
Income tax expense	(1,292)	(731)	(3,142)	(2,334)
Net income attributable to Genesis Energy, L.P.	$363,214	$29,113	$395,094	$80,036
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.

Our reconciliation of Segment Margin to net income reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, non-cash gains and charges, depreciation and amortization, interest expense, certain non-cash items, the most significant of which are the non-cash gain on step-up of historical basis in existing assets for which additional interest have been acquired, the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. Items in Segment Margin not included in net income are distributable cash from equity investees in excess of equity in earnings (or losses) and cash payments from direct financing leases in excess of earnings.
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$11,926	$10,754	$32,464	$31,642
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	5,882	6,014	18,358	18,888
Sales of onshore crude oil pipeline loss allowance volumes	1,172	2,378	3,775	7,233
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(5,667)	(5,433)	(15,872)	(16,080)
Payments received under direct financing leases not included in income	1,448	1,404	4,215	4,113
Other	223	237	730	778
Segment Margin	$14,984	$15,354	$43,670	$46,574

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	68,675	61,907	70,815	57,175
Jay	17,547	22,759	17,041	24,965
Mississippi	16,963	14,460	16,246	14,918
Louisiana (1)	38,738	18,331	28,042	15,177
Wyoming (2)	7,702	—	7,702	—
Onshore crude oil pipelines total	149,625	117,457	139,846	112,235

CO2 pipeline (average Mcf/day):
Free State	145,947	144,588	167,805	171,388
(1) Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.
(2) Represents volumes per day from the period the pipeline began operations in August of 2015.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Onshore Pipeline Transportation Segment Margin for the 2015 Quarter decreased $0.4 million, or 2%. Certain significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in segment margin quarter over quarter of $1.2 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased by $1.2 million quarter to quarter, primarily due to a net increase in throughput volumes of 32,168 barrels per day or 27%. This was primarily the result of increased volumes on our Texas and Louisiana pipeline systems. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances was an increase of 11%. As our Baton Rouge growth projects become completed and operational, we anticipate a continued ramp up in volumes on our Louisiana pipeline system in future periods.

•	This increase in pipeline tariff revenues was partially offset by an increase in operating costs, which include the effects of a $0.8 million charge due to an as yet unresolved measurement imbalance.

•
Although volumes on our Free State CO2 pipeline system increased 1,359 Mcf per day, or 1%, in the 2015 Quarter as compared to the 2014 Quarter, that increase did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Onshore Pipeline Transportation Segment Margin for the first nine months of 2015 decreased $2.9 million, or 6%. Certain significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in segment margin quarter over quarter of $3.5 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased by $0.8 million period to period, due to an overall net increase in throughput volumes of 27,611 barrels per day, which was primarily the result of increased volumes on our Texas and Louisiana pipeline systems. These increases were partially offset by a decrease in volumes on our Jay pipeline system, which is primarily attributable to a decrease in volumes entering the pipeline through our Walnut Hill rail facility. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Although volumes on our Free State CO2 pipeline system decreased 3,583 Mcf per day, or 2%, in the first nine months of 2015 as compared to the first nine months of 2014, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue	$47,431	$974	$49,479	$2,444
Offshore natural gas pipeline revenue	13,957	—	13,957	—
Offshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(17,698)	(276)	(18,341)	(941)
Distributions from equity investments	21,791	21,420	71,541	46,295
Other	5,462	(452)	4,605	(1,294)
Offshore Pipeline Transportation Segment Margin (1)	$70,943	$21,666	$121,241	$46,504

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	176,479	186,470	171,774	182,371
Poseidon	264,862	213,855	256,277	208,696
Odyssey	90,419	51,314	63,536	45,626
SEKCO (2)	78,008	—	56,962	—
GOPL	17,049	7,610	14,028	6,419
Total crude oil offshore pipelines	626,817	459,249	562,577	443,112

Natural gas transportation volumes (MMBtus/d) (3)	727,295	—	727,295	—

Volumetric Data net to our ownership interest as of September 30, 2015 and September 30, 2014:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	176,479	186,470	171,774	182,371
Poseidon	169,512	136,867	164,017	133,565
Odyssey	26,222	14,881	18,425	13,232
SEKCO (2)	78,008	—	56,962	—
GOPL	17,049	7,610	14,028	6,419
Total crude oil offshore pipelines	467,270	345,828	425,206	335,587

Natural gas transportation volumes (MMBtus/d) (3)	448,043	—	448,043	—

(1)
Offshore Pipeline Transportation segment margin includes approximately $22 million and $72 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three months and nine months ended September 30, 2015, respectively. Segment Margin for the three months and nine months ended September 30, 2014 include $21 million and $46 million in similar distributions from our offshore pipeline joint ventures, respectively.

(2)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015. Volumes reported for the nine months ended September 30, 2015 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015.

(3)	Represents volumes per day from the period the pipelines and related assets were acquired in July 2015.
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Offshore Pipeline Transportation Segment Margin for the 2015 Quarter increased $49.3 million, or 227%, from the 2014 Quarter. This increase is primarily due to the Enterprise acquisition, which closed in July 2015. As a result of the Enterprise acquisition we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines, including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines, and six offshore hub platforms.
In addition, a portion of the increase in our Segment Margin is attributable to the SEKCO pipeline being completed and earning certain minimum fees and commencing throughput of crude in January 2015. For a portion of the 2015 Quarter, SEKCO pipeline's throughput exceeded its shippers' minimum volume commitments. Also, as a result of the Enterprise acquisition, our ownership interest in the SEKCO pipeline increased from 50% to 100% in the 2015 Quarter. Our SEKCO pipeline is connected to our Poseidon pipeline (of which we now own a 64% interest in as a result of our Enterprise acquisition, an increase from our historical 28% interest), so increases in throughput on our SEKCO pipeline also increases throughput on our Poseidon pipeline.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Offshore Pipeline Transportation Segment Margin for the first nine months of 2015 increased $74.7 million, or 161%, from the first nine months of 2014. This increase is primarily due to the Enterprise acquisition, which closed in July 2015. As a result of the Enterprise acquisition we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines, including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines, and six offshore hub platforms.
In addition, a portion of the increase in our Segment Margin is attributable to the SEKCO pipeline being completed and earning certain minimum fees and commencing throughput of crude in January 2015. For a portion of the 2015 Quarter, SEKCO pipeline's throughput exceeded its shippers' minimum volume commitments. Also, as a result of the Enterprise acquisition, our ownership interest in the SEKCO pipeline increased from 50% to 100% in the 2015 Quarter. Our SEKCO pipeline is connected to our Poseidon pipeline (of which we now own a 64% interest in as a result of our Enterprise acquisition, an increase from our historical 28% interest), so increases in throughput on our SEKCO pipeline also increases throughput on our Poseidon pipeline.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Volumes sold (in Dry short tons "DST"):
NaHS volumes	30,721	36,431	95,654	114,940
NaOH (caustic soda) volumes	23,907	23,368	67,223	71,467
Total	54,628	59,799	162,877	186,407

Revenues (in thousands):
NaHS revenues	$32,618	$39,409	$104,153	$123,679
NaOH (caustic soda) revenues	11,329	12,312	33,217	37,099
Other revenues	1,791	2,209	5,589	5,811
Total external segment revenues	$45,738	$53,930	$142,959	$166,589

Segment Margin (in thousands)	$20,692	$21,855	$60,073	$64,354

Average index price for NaOH per DST (1)	$563	$588	$576	$588
Raw material and processing costs as % of segment revenues	38%	42%	41%	42%
(1) Source: IHS Chemical
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Refinery services Segment Margin for the 2015 Quarter decreased $1.2 million, or 5%. Certain significant components and details of this change were as follows:

•
NaHS revenues decreased 17% due primarily to a decrease in volumes. That decrease primarily resulted from lower total volumes than the 2014 Quarter attributable to the bankruptcy of one mining customer and reduced sales to a major customer as they work through an atypical ore seam as a result of a landslide, coupled with increased prior year volumes generated from heavy turn around schedules at certain customers.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 8% primarily due to a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda decreased to $563 per DST in the 2015 Quarter compared to $588 per DST during the 2014 Quarter. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Refinery services Segment Margin for the first nine months of 2015 decreased $4.3 million, or 7%. Certain significant components and details of this change were as follows:

•
NaHS revenues decreased 16% primarily due to a decrease in volumes. That decrease primarily resulted from lower total volumes than the 2014 Quarter attributable to the bankruptcy of one mining customer and reduced sales to a major customer as they work through an atypical ore seam as a result of a landslide, coupled with increased prior year volumes generated from heavy turn around schedules at certain customers. Additionally, timing of certain bulk deliveries to our South American customers was a factor in decreased volumes for the nine months ended between September 30, 2015 and September 30, 2014.

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

•
Average index prices for caustic soda decreased to $576 per DST in the first nine months of 2015 compared to $588 per DST during the first nine months of 2014. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 71 barges (62 inland and 9 offshore) with a combined transportation capacity of 2.6 million barrels, 38 push/tow boats (29 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (in thousands):
Inland freight revenues	$23,970	$24,340	$71,967	$68,637
Offshore freight revenues	26,630	20,091	76,908	58,852
Other rebill revenues (1)	9,936	12,569	31,626	41,752
Total segment revenues	$60,536	$57,000	$180,501	$169,241

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$33,953	$34,923	$101,000	$107,729

Segment Margin (in thousands)	$26,583	$22,077	$79,501	$61,512

Fleet Utilization: (2)
Inland Barge Utilization	97.6%	97.4%	97.7%	97.8%
Offshore Barge Utilization	99.9%	99.6%	99.8%	99.8%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Marine Transportation Segment Margin for the 2015 Quarter increased $4.5 million, or 20%, from the 2014 Quarter. This increase in Segment Margin in 2015 is primarily due to a full quarter of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014, and higher realized contract rates on several of our oceangoing barges.
Utilization rates on both our inland and offshore barge fleets did not change significantly between the respective quarters. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Marine Transportation Segment Margin for the first nine months of 2015 increased $18.0 million, or 29%, from the first nine months of 2014. This increase in Segment Margin in 2015 is primarily due to three full quarters of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014, and higher realized contract rates on several of our oceangoing barges.
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

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;

•	supplying petroleum products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets;

•	purchasing products from refiners, transporting those products to one of our terminals and blending the products to a quality that meets the requirements of our customers and selling those products;

•	railcar loading and unloading activities at our crude-by-rail terminals; and

•	industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture.
We also use our terminal facilities to take advantage of contango market conditions, to gather and market crude oil, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products.
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity and sulfur content, among others. Refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help refineries in our areas of operation identify crude oil sources meeting their requirements and to purchase the crude oil and transport it to refineries for sale. The imbalances and inefficiencies relative to meeting refiners’ requirements can provide opportunities for us to utilize our skills and assets to meet their demands. The pricing in the majority of our purchase contracts contains a market price component and a deduction to cover the cost of transporting the crude oil and to provide us with a margin. Contracts sometimes contain a grade differential which considers the composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.
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

Operating results from our supply and logistics segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Supply and logistics revenue	$387,169	$834,583	$1,317,891	$2,606,004
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(354,551)	(792,586)	(1,215,242)	(2,487,175)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(24,772)	(27,658)	(73,607)	(82,252)
Other	(338)	(501)	(129)	(699)
Segment Margin	$7,508	$13,838	$28,913	$35,878

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	89,516	96,521	94,571	97,626
Rail load/unload volumes (1)	37,767	39,555	24,043	31,555
(1) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Segment Margin for our supply and logistics segment decreased by $6.3 million, or 46%, between the two three month periods.
In the 2015 Quarter, the decrease in our Segment Margin is primarily due to lower demand, especially in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We find it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet come online. We also incurred a $0.6 million charge to exit certain third-party tanks that we no longer needed to support our recently right-sized heavy fuel oil business. These decreases were somewhat offset by an increase in rail volumes at our Scenic Station rail terminal.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Segment Margin for our supply and logistics segment decreased by $7.0 million, or 19%, between the first nine months of 2015 and the first nine months of 2014.
In the nine months ended September 30, 2015, the decrease in our Segment Margin is primarily due to lower demand, especially in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We find it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet come online. We also incurred a $0.6 million charge to exit certain third-party tanks that we no longer needed to support our recently right-sized heavy fuel oil business. These decreases were somewhat offset by an increase in rail volumes at our Scenic Station rail terminal.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,742	$10,909	$32,056	$29,806
Segment	860	896	2,639	2,718
Equity-based compensation plan expense	1,431	1,272	4,982	6,057
Third party costs related to business development activities and growth projects	12,766	688	15,175	1,890
Total general and administrative expenses	$26,799	$13,765	$54,852	$40,471
Total general and administrative expenses increased $13.0 million and $14.4 million between the three and nine month periods primarily due to higher third party costs, primarily financing, legal and accounting, related to business development and growth activities (primarily related to third party costs incurred for business development activities surrounding the Enterprise acquisition as previously discussed).
Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Depreciation expense	$33,716	$20,736	$78,265	$52,422
Amortization of intangible assets	5,554	3,148	13,745	9,440
Amortization of CO2 volumetric production payments	1,900	1,264	4,490	3,057
Total depreciation and amortization expense	$41,170	$25,148	$96,500	$64,919
Total depreciation and amortization expense increased $16.0 million and $31.6 million between the three and nine month periods primarily as a result of placing recently acquired and constructed assets' in service during calendar 2014 and the first nine months of 2015 (including the offshore pipelines and services assets acquired as a result of the Enterprise acquisition).
Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$6,888	$3,898	$15,054	$12,070
Interest expense, senior unsecured notes	25,155	16,844	58,717	43,203
Amortization of debt issuance costs and premium	2,303	1,221	4,853	3,541
Capitalized interest	(4,729)	(1,522)	(11,887)	(11,500)
Net interest expense	$29,617	$20,441	$66,737	$47,314
Net interest expense increased $9.2 million and $19.4 million between the three and nine month periods primarily due to an increase in our average outstanding indebtedness from recently acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In May 2014, we issued an additional $350 million of aggregate principal amount of 5.625% senior unsecured notes to repay borrowings under our senior secured credit facility. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased $3.2 million and $0.4 million over the three and nine month periods due to our growth capital expenditures for projects still under construction when compared to prior year period.

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
Other
Net income for the 2015 Quarter included an unrealized gain on derivative positions, excluding fair value hedges, of $1.2 million. Net income for the 2014 Quarter included an unrealized gain on derivative positions of $3.5 million. Net income for the nine months ended September 30, 2015 included an unrealized loss on derivative positions of $0.1 million. Net income for the same period in 2014 included an unrealized gain on derivative positions of $4.7 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.
As a result of acquiring the remaining 50% interest in CHOPS and SEKCO in the Enterprise acquisition, we recognized a $335.3 million gain during the 2015 Quarter relating to the effects of the re-measurement of our pre-acquisition historical interest (prior to the acquisition, Genesis owned 50% of each of CHOPS and SEKCO) at fair value based on accounting guidance involving step acquisitions as discussed in ASC 805-10-25. A more detailed discussion of our Enterprise acquisition is included below.
The nine months ended September 30, 2015 also includes a loss of approximately $19.2 million that was recognized in relation to the early retirement of our $350 million, 7.875% senior unsecured notes.
Liquidity and Capital Resources
General
As of September 30, 2015, we had $469.3 million of borrowing capacity available under our $1.5 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:

•	working capital, primarily inventories and trade receivables and payables;

•	routine operating expenses;

•	capital growth and maintenance projects;

•	acquisitions of assets or businesses;

•	payments related to servicing outstanding debt; and

•	quarterly cash distributions to our unitholders.
Acquisition of Enterprise Offshore Pipelines and Services Business
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into a transition service agreement with affiliates of Enterprise to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment and has been immediately accretive to Segment Margin and Available Cash before Reserves in the 2015 Quarter.
To finance that transaction, in July, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated proceeds of $728.6 million net of issuance discount and underwriting fees.
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
On July 22, 2015, we issued 10,350,000 Class A common units in a public offering at a price of $43.77 per unit, which included the exercise by the underwriters of an option to purchase up to 1,350,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $437.2 million from that offering. We used the net proceeds to fund a portion of the purchase price for our Enterprise acquisition.
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
On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due 2022. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition. Those notes were issued at a discount which generated net proceeds of $728.6 million net of issuance discount and underwriting fees. Interest payments are due on February 1 and August 1 of each year with the initial interest payment due on February 1, 2016. Those notes mature on August 1, 2022.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes at face value. Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Those notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of a public tender offer and our redemption rights relating to those notes. We recognized a loss of approximately $19.2 million in conjunction therewith.
At September 30, 2015, long-term debt totaled $2.9 billion, consisting of $1,014.1 million outstanding under our credit facility (including $34.5 million borrowed under the inventory sublimit tranche), a $350 million carrying amount of senior unsecured notes due on February 15, 2021, a $400 million carrying amount of senior unsecured notes due on May 15, 2023, a $350 million carrying amount of senior unsecured notes due on June 15, 2024, and a $750 million carrying amount of senior unsecured notes due August 1, 2022.
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our credit facility and/or to fund a portion of our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures.
We typically sell our crude oil in the same month in which we purchase it, so we do not need to rely on borrowings under our credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem, as we make payments and receive payments for the purchase and sale of crude oil.
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
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2015 and September 30, 2014.

The decrease in operating cash flow for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the nine months ended September 30, 2015 were $192.1 million compared to $208.1 million for the nine months ended September 30, 2014.
Capital Expenditures and Distributions Paid to our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, organic growth projects and distributions we pay to our unitholders. We finance maintenance capital expenditures and smaller organic growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and organic growth projects) with borrowings under our credit facility, equity issuances and/or the issuance of senior unsecured notes.
Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2015 and September 30, 2014 is as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Onshore pipeline transportation assets	$4,958	$3,302
Offshore pipeline transportation assets	615	1,429
Refinery services assets	1,528	1,709
Marine transportation assets	24,719	3,741
Supply and logistics assets	6,807	383
Information technology systems	322	444
Total maintenance capital expenditures	38,949	11,008
Growth capital expenditures:
Onshore pipeline transportation assets	150,459	35,779
Offshore pipeline transportation assets	377	20
Refinery services assets	40	444
Marine transportation assets	15,432	59,282
Supply and logistics assets	129,761	240,614
Information technology systems	1,115	514
Total growth capital expenditures	297,184	336,653
Total capital expenditures for fixed and intangible assets	336,133	347,661
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of offshore pipelines (1)	1,518,515	—
Total business combinations capital expenditures	1,518,515	—
Capital expenditures related to equity investees (2)	2,900	36,076
Total capital expenditures	$1,857,548	$383,737
(1) Amounts represent our purchase price (subject to adjustments) for our Enterprise acquisition.
(2) Amounts represent our investment in our SEKCO pipeline equity investee prior to our Enterprise acquisition.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.

Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $900 million in 2015 and in future periods, inclusive of expenditures incurred through September 30, 2015. We anticipate that approximately $440 million of that total will be spent in 2015, inclusive of expenditures incurred through September 30, 2015. The most significant of these projects currently under construction are described below.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We will construct a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will include initially approximately 750,000 barrels of crude oil tankage. We will also expand storage capacity at our Webster, Texas Terminal to allow for up to an additional 750,000 barrels of crude oil tankage at Webster. Our Webster Terminal is connected to other crude oil pipelines servicing other Houston area refineries. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to allow for bi-directional flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the Exxon-Mobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines. We expect these assets to become operational in the second half of 2016.
Wyoming Crude Oil Pipeline
In the third quarter of 2015, we completed construction of a new 60 mile crude oil pipeline to transport crude oil from new receipt point stations in Campbell County and Converse County, Wyoming to our existing Pronghorn Rail Facility.  This new crude oil pipeline has an initial capacity of approximately 30,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin.
We are also constructing a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline will have an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  We expect this pipeline to become operational in the first quarter of 2016.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational in early 2016.
Raceland Rail Facility
The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets. It is expected to be operational in early 2016.
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 8 of those barges and 2 of those push boats through December 31, 2014. We accepted delivery of 8 additional push boats in the first three quarters of 2015. We expect to take delivery of those remaining vessels periodically into 2016.
Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. At the closing of that transaction, we entered into a transition service agreement with affiliates of Enterprise to facilitate a smooth transition of operations and uninterrupted services for both employees and customers. That acquisition complements and substantially expands our existing offshore pipelines segment and has been immediately accretive to Segment Margin and Available Cash before Reserves in the 2015 Quarter.
Maintenance Capital Expenditures
Our increase in maintenance capital expenditures for the nine months ended September 30, 2015 primarily relates to construction of new marine push boats to replace older boats. For the nine months ended September 30, 2015 we spent approximately $10 million on the construction of those replacement push boats. As we place more assets into service, particularly our marine transportation assets, our maintenance capital expenditures may continue to increase in future years. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On November 13, 2015, we will pay a distribution of $0.64 per common unit totaling $70.4 million with respect to the third quarter of 2015 to common unitholders of record on October 30, 2015 inclusive of the holders of units issued on April 10, 2015, as well as those issued on July 22, 2015. This is the forty-first consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
Non- GAAP Financial Measures
General
To evaluate our business, we use certain financial measures ("non-GAAP" measures) that are not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP. Our non-GAAP financial measures should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.
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

Segment Margin
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distibutable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Segment Margin to net income is included in our segment disclosure in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
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
We define Available Cash before Reserves as net income as adjusted for specific items, the most significant of which are the addition of certain non-cash gains or charges (including depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees (includes distributions attributable to the quarter and received during or promptly following such quarter), the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows and the subtraction of maintenance capital utilized, which is described in detail below.
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

•
demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, caustic soda and CO2, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, conservation and technological advances;

•	throughput levels and rates;

•	changes in, or challenges to, our tariff rates;

•
our ability to successfully identify and close strategic acquisitions on acceptable terms (including obtaining third-party consents and waivers of preferential rights), develop or construct energy infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations, including the assets we acquired in the Enterprise acquisition;

•	service interruptions in our pipeline transportation systems and processing operations;

•	shutdowns or cutbacks at refineries, petrochemical plants, utilities or other businesses for which we transport crude oil, petroleum, natural gas or other products or to whom we sell such products;

•	risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

•
changes in laws and regulations to which we are subject, including tax withholding issues, regulations regarding qualifying income, accounting pronouncements, and safety, environmental and employment laws and regulations;

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

•	an increase in the competition that our operations encounter;

•	cost and availability of insurance;

•	hazards and operating risks that may not be covered fully by insurance;

•	our financial and commodity hedging arrangements, which may reduce our earnings, profitability and cash flow;

•	changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;

•	natural disasters, accidents or terrorism;

•	changes in the financial condition of customers or counterparties;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

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
There were no changes during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as supplemented by our Quarterly Reports on Form 10-Q and Periodic Reports on Form 8-K and Form 8-K/A, including those contained in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

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

	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	4.2
Fifth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.750% Senior Notes due 2022, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.3
Ninth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.4
Tenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

	10.1
Third Amendment to Fourth Amended and Restated Credit Agreement dates as of September 17, 2015 among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto incorporated by reference to Exhibit 10.1 to Form 8-K dated September 23, 2015, File number 1-12294).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 6, 2015	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer