Form 10-K
period 2015-12-31
GENESIS ENERGY LP
filed 2016-02-26
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2015 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $3.4 billion based on $43.89 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 26, 2016, the Registrant had 109,939,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2015 FORM 10-K ANNUAL REPORT

Definitions
Unless the context otherwise requires, references in this annual report to “Genesis Energy, L.P.,” “Genesis,” “we,” “our,” “us” or like terms refer to Genesis Energy, L.P. and its operating subsidiaries. As generally used within the energy industry and in this annual report, the identified terms have the following meanings:
Bbl or Barrel: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, Wyoming and in the Gulf of Mexico. Our common units are traded on the New York Stock Exchange under the ticker symbol “GEL.” Our principal executive offices are located at 919 Milam, Suite 2100, Houston, Texas 77002 and our telephone number is (713) 860-2500. Except to the extent otherwise provided, the information contained in this annual report is as of December 31, 2015.
We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. We currently have two distinct, complimentary types of operations-(i) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide service to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the U.S. in 2015. We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and industrial and commercial enterprises.
We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations.
We currently manage our operations through five divisions that constitute our reportable segments. Our offshore crude oil and natural gas pipeline transportation and handling operations are comprised of our Offshore Pipeline Transportation segment. Our onshore-based crude oil and refined petroleum products transportation and handling operations are comprised of the following segments: Onshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics.
Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our Offshore Pipeline Transportation Segment, which focus on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, Mississippi and Alabama. This segment provides services to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the U.S. in 2015. Even though those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil companies and large independent crude oil producers.
In July of 2015, we substantially expanded this segment by acquiring the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That acquired business, which was complementary to our then existing offshore operations, included interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms.
As of December 31, 2015, our Offshore Pipeline Transportation Segment owned interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We owned interests in approximately 1,437 miles of crude oil pipelines with an aggregate design capacity of approximately 1,810 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline

Company, LLC, or SEKCO, which is a deepwater pipeline servicing the Lucius field in the southern Keathley Canyon area of the Gulf of Mexico that became operational in 2014.
Our interests in offshore natural gas pipeline systems and related infrastructure includes approximately 1,157 miles of pipe with an aggregate design capacity of approximately 4,863 MMcf per day. We also own an interest in six offshore hub platforms with aggregate capacity of approximately 2,256 MMcf per day of natural gas and 167 MBbls per day of crude oil.
Our offshore pipelines generate cash flows from fees charged to customers or substantially similar arrangements that otherwise limit our direct exposure to changes in commodity prices. Each of our offshore pipelines currently has significant available capacity to accommodate future growth in the fields from which the production is dedicated to that pipeline, including fields that have yet to commence production activities, as well as volumes from non-dedicated fields.
Onshore Pipeline Transportation Segment
Crude Oil Pipelines
We own five onshore crude oil pipeline systems, with approximately 560 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi, Texas and Wyoming. The Federal Energy Regulatory Commission, or FERC, regulates the rates our four onshore systems charge their customers. The rates for our other onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers.
Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
CO2 Pipelines
We own two CO2 pipelines with approximately 270 miles of pipe. We have leased our NEJD System, comprised of 183 miles of pipe in North East Jackson Dome, Mississippi, to an affiliate of an independent crude oil company through 2028. We receive a fixed quarterly payment under the NEJD arrangement. That company also has the exclusive right to use our Free State pipeline, comprised of 86 miles of pipe, pursuant to a transportation agreement that expires in 2028. Payments on the Free State pipeline are subject to an "incentive" tariff which provides that the average rate per mcf that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.
Refinery Services Segment
We primarily (i) provide services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS (pronounced nash) - also known as sodium hydro-sulfide - and NaOH - also known as caustic soda - to large industrial and commercial companies. Our refinery services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our refinery services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our refinery services contracts are typically long-term in nature and have an average remaining term of three years. NaHS is a by-product derived from our refinery services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest marketers of NaHS in North and South America.
Marine Transportation Segment
We own a fleet of 75 barges (66 inland and 9 offshore) with a combined transportation capacity of 2.7 million barrels and 39 push/tow boats (30 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for approximately 90% of our marine transportation volumes for 2015.
We also own the M/T American Phoenix, an ocean going tanker with 330,000 barrels of cargo capacity. The M/T American Phoenix is currently transporting refined products.
We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products that we transport. Most of our marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships. For more information regarding our charter arrangements, please refer to the Marine Transportation Segment discussion below. All of our vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.
Supply and Logistic Segment
Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide crude oil and natural gas producers, refineries and other customers with a full suite of services. Our supply and logistics segment owns or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. We have access to a suite of more than 300 trucks, 400 trailers, 522 railcars, and terminals and tankage with 3.3 million barrels of storage capacity in multiple locations along the Gulf Coast as well as capacity associated with our three common carrier crude oil pipelines. Our crude-by-rail operations consist of a total of six facilities, either in operation or under construction, designed to load and/or unload crude oil. The two facilities located in Texas and Wyoming were designed primarily to load crude oil produced locally onto railcars for further transportation to refining markets. The four other facilities (two in Louisiana, one in Mississippi and one in Florida) were designed primarily to unload crude oil from railcars into pipelines, or onto barges, for delivery to refinery customers. Usually, our supply and logistics segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
Our Objectives and Strategies
Our primary business objectives are to generate stable cash flows that allow us to make quarterly cash distributions to our unitholders and to increase those distributions over time. We plan to achieve those objectives by executing the following business and financial strategies.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow sustainable cash flows. We currently have two distinct, complimentary types of operations-(i) our onshore-based crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of over 85% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 90% of the use of our inland barges, which primarily are used to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment.
We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our businesses;

•	Economically expanding our pipeline and terminal operations;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.

Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited commodity price risks;

•	Maintain a sound, disciplined capital structure; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
We have limited commodity price risk exposure. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires us to monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory not in excess of $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate five business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on providing (i) onshore-based refinery-centric crude oil and refined products transportation and handling services and (ii) offshore crude oil and natural gas pipeline transportation services in the Gulf of Mexico to mostly integrated and large independent energy companies. We are not dependent upon any one customer or principal location for our revenues.

•
Some of our onshore and offshore pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our refiner and producer customers. In addition, a majority of our terminals are located in areas that can be accessed by truck, rail or barge.

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

•
Our marine transportation assets provide waterborne transportation throughout North America. Our fleet of barges and boats provide service to both inland and offshore customers within a large North American geographic footprint. There are a limited number of Jones Act qualified vessels participating in U.S. coastwise trade. All of our vessels operate under the U.S. flag and are qualified for U.S. coastwise trade under the Jones Act.

•
Our businesses provide relatively consistent consolidated financial performance. Our historically consistent and improving financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to increase our distribution for forty-two consecutive quarters as of our most recent distribution declaration. During this period, thirty-seven of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year, although as in the past, future increases (if any) in our quarterly distribution rate will depend on our ability to execute critical components of our business strategy.

•
We are financially flexible and have significant liquidity. As of December 31, 2015, we had $374.3 million available under our $1.5 billion credit agreement, including up to $166.2 million available under the $200 million petroleum products inventory loan sublimit, and $89.4 million available for letters of credit. Our inventory borrowing base was $33.8 million at December 31, 2015.

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

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2014. Additional information regarding most of these items may be found elsewhere in this report.
Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the U.S., including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. That acquisition complements and substantially expands our existing offshore pipelines segment and was immediately accretive to Segment Margin and Available Cash before Reserves.
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
Wyoming Crude Oil Pipeline
In the third quarter of 2015, we completed construction of a new 60 mile crude oil pipeline to transport crude oil from new receipt point stations in Campbell County and Converse County, Wyoming to our existing Pronghorn Rail Facility.  This new crude oil pipeline has an initial capacity of approximately 45,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin.
We are also constructing a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline will have an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in early 2016.
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 12 of those barges and 9 of those push boats through December 31, 2015. We expect to take delivery of those remaining vessels periodically into 2016.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to the port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal is expected to be operational by in the first half of 2016.

Raceland Rail Facility
Our Raceland Rail Facility, located in Raceland, Louisiana, is a new crude oil unit train facility capable of unloading up to two unit trains per day. It will be connected to existing midstream infrastructure that provides direct pipeline access to the Louisiana refining markets. We expect it to be operational in the first half of 2016.
Forty-two Consecutive Distribution Rate Increases
We have increased our quarterly distribution rate for forty-two consecutive quarters. Thirty-seven of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. On February 12, 2016, we paid a quarterly cash distribution of $0.655 (or $2.62 on an annualized basis) per unit to unitholders of record as of January 29, 2016, an increase of 2.3% from the distribution in the prior quarter, and an increase of 10.1% from the distribution in February 2015. As in the past, future increases (if any) in our quarterly distribution rate will depend on our ability to execute critical components of our business strategy.
Organizational Structure
The following chart depicts our organizational structure at December 31, 2015.

Unitholders
109,939,221 Class A Common Units
39,997 Class B Common Units
Non-economic
General Partner
Interest
Genesis Energy, L.P.
(and subsidiaries)
Genesis Energy, LLC
(our general partner)
100%
Segments
Offshore Pipeline Trans.
Onshore Pipeline Trans.
Refinery Services
Marine Transportation
Supply and Logistics

Description of Segments and Related Assets
We conduct our businesses through five operating segments: Offshore Pipeline Transportation, Onshore Pipeline Transportation, Refinery Services, Marine Transportation and Supply and Logistics. These segments are strategic business units that provide a variety of energy-related services. Financial information with respect to each of our segments can be found in Note 12 to our Consolidated Financial Statements in Item 8.
We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and large industrial and commercial enterprises. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining byproducts.

Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the U.S. in 2015.
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	172,647	124,928
Poseidon	Genesis	367	350,000	64%	259,568	115,219
Odyssey	Shell Pipeline	120	200,000	29%	72,958	21,158
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	23%	13,038	13,038
Total		1,051	1,089,000		518,211	274,343

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Viosca Knoll Crude Oil Pipeline	Genesis	6	5,000	100%
Tarantula	Genesis	4	30,000	100%

(1)
Capacity figures presented represent 100% of the design capacity; except for Eugene Island, which represents our net capacity in the undivided interest (23%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.

(2)
Represents 100% owned lateral crude oil pipelines which, other than our Viosca Knoll Crude Oil Pipeline, ultimately flow into our other offshore crude oil pipelines (including CHOPS and Poseidon) and thus are excluded from main lines above.

•
Prior to the July 2015 acquisition of Enterprise's offshore pipeline and services business, we owned 50%, 28%, and 50% of CHOPS, Poseidon, and SEKCO, respectively. After the acquisition, we now own 100%, 64% and 100% of CHOPS, Poseidon and SEKCO, respectively. As our SEKCO volumes ultimately flow into Poseidon and thus are included within our Poseidon volume statistics, we have excluded them from our total for Offshore crude oil pipelines.

•
CHOPS. CHOPS is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries located in Port Arthur and Texas City, Texas. CHOPS also includes two strategically located multi-purpose offshore platforms.

•
Poseidon. The Poseidon system is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon.

•
Odyssey. The Odyssey system is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey.

•
Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil, Chevron, ConocoPhillips and Shell Oil Company.

•
SEKCO Pipeline. SEKCO is a deepwater pipeline serving the Lucius crude oil and natural gas field located in the southern Keathley Canyon area of the Gulf of Mexico that was completed in June 2014. SEKCO has crude oil transportation agreements with seven Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Freeport McMoran, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America, Plains Offshore Operations, Inc and Inpex Corporation. Those producers have dedicated their production from Lucius to that pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future. SEKCO’s customers commenced paying fees to SEKCO upon completion of its pipeline and commenced crude oil deliveries to the SEKCO pipeline in the first quarter of 2015.

•
Shenzi Crude Oil. The Shenzi Crude Oil Pipeline gathers crude oil production from the Shenzi production field located in the Green Canyon area of the Gulf of Mexico offshore Louisiana for delivery to both our CHOPS and Poseidon pipeline systems.

•	Allegheny Crude Oil. The Allegheny Crude Oil Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with the CHOPS and Poseidon pipelines.

•	Marco Polo Crude Oil. The Marco Polo Crude Oil Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.

•
Constitution Crude Oil. The Constitution Crude Oil Pipeline gathers crude oil from the Constitution, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of Mexico for delivery to either the CHOPS or Poseidon pipelines.

None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
Independence Trail	Genesis	135	1,000	100%
Viosca Knoll Gathering System	Genesis	107	600	100%
High Island Offshore System	Genesis	287	500	100%
Matagorda Gathering System	Genesis	59	450	100%
Falcon Natural Gas Pipeline	Genesis	14	400	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	34	213	Various (2)
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		1,157	4,863

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interests, which range from 2.7% to 33.3%, in 28 miles of the Green Canyon Lateral pipelines. The remainder of the laterals are wholly owned.
Overall offshore natural gas throughput for 2015 was 708,556 MMBtus/day from the period the pipelines and related assets were acquired in July 2015.

•
Independence Trail. The Independence Trail pipeline transports natural gas from the Independence Hub platform and a pipeline interconnect downstream of the Independence Hub platform to the Tennessee Gas Pipeline at a pipeline interconnect on the West Delta 68 pipeline junction platform. Natural gas transported on the Independence Trail Pipeline originates from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico.

•
Viosca Knoll Gathering System. Viosca Knoll gathers natural gas from producing fields located in the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf of Mexico for delivery to several major interstate pipelines, including the High Point Gas Transmission, Transco, Dauphin Island Gathering System, Tennessee Gas Pipeline and Destin Pipelines.

•
High Island. The High Island Offshore System (HIOS) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to interconnects with the TC Offshore system and Kinetica Energy Express. HIOS includes 201 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system included the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.

•
Matagorda Gathering System. Matagorda gathers natural gas from producing fields in the Matagorda Island area of the Gulf of Mexico for delivery to interconnecting onshore pipelines located in Matagorda and Calhoun counties in Texas. This system includes two pipeline junction platforms.

•
Falcon. The Falcon Natural Gas Pipeline transports natural gas processed at the Falcon Nest platform to a connection with the Central Texas Gathering System located at the Brazos Addition Block 133 platform. In November 2015, we received notice from producers regarding their intent to shut down the remaining producing wells as processed by the Falcon Nest Platform and shipped on the Falcon pipeline in 2016. Such pipeline and processing volumes have been historically insignificant to our offshore pipeline transportation segment.

•	Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area of the Gulf of Mexico for delivery to the Nautilus System.

•	Green Canyon. The Green Canyon Laterals represent a collection of small diameter pipelines that gather natural gas for delivery to HIOS and various other downstream pipelines.

•
Manta Ray. The Manta Ray Offshore Gathering System gathers natural gas from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico for delivery to numerous downstream pipelines, including the Nautilus System. This system includes three pipeline junction platforms.

•	Nautilus. The Nautilus System connects the Anaconda Gathering system and Manta Ray Offshore Gathering System to the Neptune natural gas processing plant located in south Louisiana.
Offshore Hub Platforms
Offshore Hub platforms are typically used to interconnect the offshore pipeline network; provide an efficient means to perform pipeline maintenance; locate compression, separation and production handling equipment and similar assets; and conduct drilling operations during the initial development phase of a crude oil and natural gas property. The results of operations from offshore platform services are primarily dependent upon the level of commodity charges and/or demand-type fees billable to customers. Revenue from commodity charges is based on a fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered. Demand-type fees are similar to firm capacity reservation agreements for a pipeline in that they are charged to a customer regardless of the volume the customer actually delivers to the platform. Contracts for platform services often include both demand-type fees and commodity charges, but demand-type fees generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Independence Hub (2)	Anadarko	8,000	1,000	N/A	80%
Marco Polo (3)	Anadarko	4,300	300	120,000	50%
Viosca Knoll 817	Genesis	671	145	5,000	100%
Garden Banks 72 (4)	Genesis	518	216	36,000	50%
East Cameron 373	Genesis	441	195	3,000	100%
Falcon Nest	Genesis	389	400	3,000	100%
Total			2,256	167,000

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We own an 80% consolidated interest in the Independence Hub platform through its majority owned subsidiary, Independence Hub, LLC.

(3)	Our ownership interest in the Marco Polo platform is held indirectly through our equity method investment in Deepwater Gateway, LLC.

(4)	We proportionately consolidate our undivided interest in the Garden Banks 72 platform.

•
Independence Hub. The Independence Hub platform, which was acquired on July 24, 2015, is located in Mississippi Canyon Block 920. This platform processes natural gas gathered from deepwater production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. In December 2015 we were informed by producers that the remaining producing wells connected to the platform have ceased. These wells will be shut down and we expect no further processing volumes. Such processing volumes have historically been insignificant to our offshore pipeline transportation segment.

•
Marco Polo. The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas from production fields located in the South Green Canyon area of the Gulf of Mexico.

•	Viosca Knoll. The Viosca Knoll 817 platform primarily serves as a base for gathering deepwater production in the Viosca Knoll area, including the Ram Powell development.

•
Garden Banks. The Garden Banks 72 platform serves as a base for gathering deepwater production from the Garden Banks area of the Gulf of Mexico. This platform also serves as a junction platform for the CHOPS and Poseidon pipeline systems.

•	East Cameron. The East Cameron 373 platform processes production from the Garden Banks and East Cameron areas of the Gulf of Mexico.

•
Falcon Nest. The falcon Nest platform, which is located in the Mustang Island East area of the Gulf of Mexico, processes natural gas from the Falcon field. In November 2015, we received notice from producers regarding their intent to shut down the remaining producing wells as processed by the Falcon Nest Platform and shipped on the Falcon pipeline in 2016. Such pipeline and processing volumes have been historically insignificant to our offshore pipeline transportation segment.

Customers
Due to the cost of finding, developing and producing crude oil properties in the deepwater regions of the Gulf of Mexico, most of our offshore pipeline customers are integrated crude oil companies and other large producers, and those producers desire to have longer-term arrangements ensuring that their production can access the markets.
Usually, our offshore crude oil pipeline customers enter into buy-sell or other transportation arrangements, pursuant to which the pipeline acquires possession (and, sometimes, title) from its customer of the relevant production at a specified location (often a producer’s platform or at another interconnection) and redelivers possession (and title, if applicable) to such customer of an equivalent volume at one or more specified downstream locations (such as a refinery or an interconnection with another pipeline). Most of the production handled by our offshore pipelines is pursuant to life-of-reserve commitments that include both firm and interruptible capacity arrangements.
Revenues from customers of our offshore pipeline transportation segment did not account for more than ten percent of our consolidated revenues.
Competition
The principal competition for our offshore pipelines includes other crude oil and natural gas pipeline systems as well as producers who may elect to build or utilize their own production handling facilities. Our offshore pipelines compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, the ability of our offshore pipelines to access future reserves will be subject to our ability, or the producers’ ability, to fund the significant capital expenditures required to connect to the new production. In general, most of our offshore pipelines are not subject to regulatory rate-making authority, and the rates our offshore pipelines charge for services are dependent on the quality of the service required by the customer and the amount and term of the reserve commitment by that customer.

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
We own and operate five onshore common carrier crude oil pipeline systems: the Texas System, the Jay System, the Mississippi System, the Louisiana System and the Wyoming System.

	Texas System	Jay System	Mississippi System	Louisiana System	Wyoming System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000	30,000
2015 Throughput (Bbls/day) (1)	71,906	16,828	15,472	32,481	7,397
System Miles	109	135	235	17	60
Approximate owned tankage storage capacity (Bbls)	220,000	230,000	247,500	350,000	248,000
Location	West Columbia, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA	Campbell County, WY to Pronghorn Rail Facility
	Webster, TX to Texas City, TX			Baton Rouge, LA to Port Allen, LA
	Webster, TX to Houston, TX
Rate Regulated	TXRRC	FERC	FERC	FERC	FERC

(1)	Our Wyoming pipeline system only had throughput for partial year during 2015, as it was placed into service in August 2015.

•
Texas System. Our Texas System transports crude oil from West Columbia to several delivery points near Houston, Texas. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 49 wells, additional crude oil storage capacity of 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

•
Mississippi System. Our Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminals and other crude oil infrastructure located in the Midwest. That system is adjacent to several crude oil fields that are in various phases of being produced through tertiary recovery strategy, including CO2 injection and flooding. We provide transportation services on our Mississippi pipeline through an “incentive” tariff which provides that the average rate per barrel that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to the Baton Rouge Scenic Station and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity.

•
Wyoming System. Our Wyoming System transports crude oil from receipt point stations in Campbell County and Converse County, Wyoming to our Pronghorn Rail Facility. This crude oil pipeline has an initial capacity of approximately 30,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin. This pipeline system became operational in the third quarter of 2015. We have also completed construction of a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline will have an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in early 2016.

CO2 Pipelines
We transport CO2 on our Free State pipeline for a fee and we lease our Northeast Jackson Dome Pipeline System, or NEJD System, for a fee.

Free State Pipeline
Product	CO2
Interest owned	100%
System miles	86
Pipeline diameter	20"
Location	Jackson Dome near Jackson, MS to East Mississippi
Rate Regulated	No
Our Free State pipeline extends from CO2 source fields near Jackson, Mississippi to crude oil fields in eastern Mississippi. We have a transportation services agreement through 2028 related to our Free State pipeline with a single shipper who has the right to use 100% of that pipeline's capacity.
Our NEJD System transports CO2 to tertiary crude oil recovery operations in southwest Mississippi. We have leased that pipeline to an affiliate of the shipper on our Free State pipeline through 2028. Our NEJD lessee is responsible for all operations and maintenance on that system and will bear and assume substantially all obligations and liabilities with respect to that system.
Customers
Our customers on our Mississippi, Jay, Louisiana, Wyoming and Texas systems are primarily refiners and other large, energy companies. The majority of our onshore crude oil pipeline systems directly serve one or more refiners.
Revenues from customers of our onshore pipeline transportation segment did not account for more than ten percent of our consolidated revenues.
Competition
Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries, production and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. In addition, as the majority of our onshore pipelines directly serve refineries we believe that these pipelines are not subject to the same competitive pressures as those tied directly to crude oil production. Additionally, the shipper on our Free State pipeline is required to use our Free State pipeline for any transportation of CO2 within a dedicated area.

Refinery Services
Our refinery services segment primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our refinery services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our refinery services activities. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, and Ergon. Our ten refinery services contracts have an average remaining life of three years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our refinery services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our supply and logistics segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to over 150 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in pulp and paper business, and in connection with mining operations (nickel, gold and separating copper from molybdenum) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers
We provide on-site sulfur removal services utilizing NaHS units at ten refining locations. Even though some of our customers have elected to own the sulfur removal facilities located at their refineries, we operate those facilities. We market all of our NaHS as well as small amounts of NaHS for a handful of third parties.
We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum and the production of pulp and paper. We sell to customers in the copper mining industry in the western U.S., Canada and Mexico. We also export the NaHS to South America for sale to customers for mining in Peru and Chile. No sulfur removal customer or NaHS sales customer is responsible for more than ten percent of our consolidated revenues. Many of the industries that our NaHS customers are in (such as copper mining and the pulp and paper industry) participate in global markets for their products. As a result, this creates an indirect exposure for NaHS to global demand for the end products of our customers. Provisions in our service contracts with refiners allow us to adjust our sour gas processing rates (sulfur removal) to maintain a balance between NaHS supply and demand.
We sell caustic soda to many of the same customers who purchase NaHS from us, including pulp and paper manufacturers and customers in the copper mining industry. We also supply caustic soda to some of the refineries in which we operate for use in cleaning processing equipment.
Competition
Our competitors for the supply of NaHS consist primarily of parties who produce NaHS as a by-product of processes involved with agricultural pesticide products, plastic additives and lubricant viscosity. Typically our competitors for the production of NaHS have only one manufacturing location and they do not have the logistical infrastructure that we have to supply customers. Our primary competitor has been AkzoNobel, a chemical manufacturing company that produces NaHS primarily in its pesticide operations. Our only competitors for sulfur removal services include refineries themselves through the use of their traditional sulfur removal processes.
Our competitors for sales of caustic soda include manufacturers of caustic soda. These competitors supply caustic soda to our refinery services operations and support us in our third-party caustic soda sales. By utilizing our storage capabilities and having access to transportation assets, we sell caustic soda to third parties who gain efficiencies from acquiring both NaHS and caustic soda from one source.

We do not have any sulfur removal customer or NaHS sales customer that accounted for more than ten percent of our consolidated revenues.
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports heavy refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries, (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean, and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving a customer along the Gulf Coast until 2020. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (Bbls) (in thousands)	1,830	884	330
Individual Vessel Capacity Range (Bbls) (in thousands) (1)	23-39	65-136	330

Number of:
Push/Tug Boats	30	9	—
Barges	66	9	—
Product Tankers	—	—	1

(1)	Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
Customers
Our marine customers are primarily refiners and some large energy companies. Our M/T American Phoenix is currently operating under a long term charter into 2020 with Phillips 66. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 90% of our marine transportation revenues under term contracts during 2015, 2014 and 2013. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2015, 2014 and 2013, approximately 75%, 80% and 67%, respectively, of our marine transportation revenues were from term contracts and 25%, 20% and 33%, respectively, were from spot contracts.
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
Supply and Logistics
We provide supply and logistics services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our portfolio of logistical assets consisting of trucks, terminals, pipelines, railcars and barges. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via truck, railcar and barge, and sell refined products to customers in wholesale markets. For these services, we generate fee-based income and profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil supply and logistics operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and Wyoming. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems and our refinery customers while providing our producer customers with a market outlet for their production. We attempt to limit our commodity price risk in our supply and logistics segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of gathering lines, trucks, railcars, barges, terminals and pipelines, we are able to provide transportation related services to, and back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and transport approximately 70,000 barrels per day of crude oil, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and paying transportation fees to our other segments and to third parties.
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
As discussed in "Recent Developments and Growth Initiatives" above, in the fourth quarter of 2013, we began construction on a new crude oil unit train unloading facility in Raceland, Louisiana which will connect to existing midstream infrastructure that will provide direct pipeline access to refineries from the Baton Rouge area to the Gulf of Mexico. We expect this facility to be operational in the first half of 2016.
Our industrial gases supply and logistics operations supply CO2 to industrial customers under four contracts. We obtain our CO2 supply pursuant to our volumetric production payments (also known as VPPs). Our existing customer contracts expire between 2015 and 2023. We plan to exit our industrial gases operations as our existing contracts expire.
Within our supply and logistics business segment, we employ many types of logistically flexible assets. These assets include 300 trucks, 400 trailers, 522 railcars, and terminals and other tankage with 3.3 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge. Our leased railcars consist of approximately 51 refined product railcars and 471 crude oil railcars.
Customers
Our supply and logistics business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2015, more than 10% of our consolidated revenues were generated from Shell.
Competition
In our crude oil supply and logistics operations, we compete with other midstream service providers and regional and local companies who may have significant market share in the respective areas in which they operate. In our refined products supply and logistics operations, we compete primarily with regional companies. See "Marine Transportation - Competition" for additional discussion of our competitors. Competitive factors in our supply and logistics business include price, relationships with customers, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.
Geographic Segments
All of our operations are in the U.S.. Additionally, we transport and sell NaHS to customers in South America and Canada. Revenues from customers in foreign countries totaled approximately $12 million, $18 million and $17 million in 2015, 2014 and 2013, respectively. The remainder of our revenues was generated from sales to customers in the U.S.
Credit Exposure
Due to the nature of our operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large oil producers and integrated oil companies. This energy industry concentration has the potential to affect our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our specific customer base in the context of our specific transactions as well as other factors, including the strategic nature of certain of our assets and relationships and our credit procedures. Our portfolio of accounts receivable is generally comprised in large part of obligations of refiners, integrated and large independent oil and natural gas producers, and mining and other industrial companies that purchase NaHS, most of which have stable payment histories. The credit risk related to contracts that are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.
When we market crude oil, petroleum products and NaHS and provide transportation and other services, we must determine the amount, if any, of the line of credit we will extend to any given customer. We have established procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met. We use similar procedures to manage our exposure to our customers in the onshore pipeline transportation, offshore pipeline transportation and marine transportation segments.
As a result of our activities in the Gulf of Mexico and onshore, our largest customers include Royal Dutch Shell, Exxon Mobil Corporation, BP PLC, Marathon Petroleum Corporation, Total SA and Anadarko Petroleum Corporation.
Employees
To carry out our business activities, we employed approximately 1,400 employees at December 31, 2015. None of our employees are represented by labor unions, and we believe that relationships with our employees are good.
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
In addition to the index methodology, FERC allows for rate changes under three other methods—cost-of-service, competitive market showings and agreements between shippers and the oil pipeline company that the rate is acceptable, or Settlement Rates. The pipeline tariff rates on our Mississippi, Jay, Louisiana, and Wyoming Systems are either rates that are subject to change under the index methodology or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.
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
Marine Regulations
Maritime Law. The operation of towboats, tugboats, barges, vessels and marine equipment create maritime obligations involving property, personnel and cargo and are subject to regulation by the U.S. Coast Guard (“USCG”), the Environmental Protection Agency (EPA), the Department of Homeland Security (DHS), federal laws, state laws and certain international conventions under General Maritime Law. These obligations can create risks which are varied and include, among other things, the risk of collision and allision, which may precipitate claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities. Routine towage operations can also create risk of personal injury under the Jones Act and General Maritime Law, cargo claims involving the quality of a product and delivery, terminal claims, contractual claims and regulatory issues. Federal regulations also require that all tank barges engaged in the transportation of oil and petroleum in the U.S. be double hulled by 2015. All of our barges are double-hulled.
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
Jones Act: The Jones Act is a federal law that restricts maritime transportation between locations in the U.S. to vessels built and registered in the U.S. and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our subsidiary that engages in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. Jones Act requirements significantly increase operating costs of U.S.-flag vessel operations compared to foreign-flag vessel operations. Further, the USCG and ABS maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flag operators than for owners of vessels registered under foreign flags or flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.
Merchant Marine Act of 1936: The Merchant Marine Act of 1936 is a federal law providing that, upon proclamation by the president of the U.S. of a national emergency or a threat to the national security, the U.S. Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by U.S. citizens (including us, provided that we are considered a U.S. citizen for this purpose). If one of our tow boats or barges were purchased or requisitioned by the U.S. government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tow boats is requisitioned or purchased and its associated barge or barges are left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barges. We also would not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our tow boats or barges.
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
We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and analogous state laws which impose requirements and also liability relating to the management and disposal of solid and hazardous wastes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain crude oil and natural gas exploration and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Water
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The Oil Pollution Act, or the OPA, is the primary federal law for crude oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to crude oil spills into waters of the U.S., including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of crude oil to surface waters and natural resource damages, resulting from crude oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the U.S.. A “responsible party” includes the owner or operator of an onshore facility.
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

Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA also adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in July 2010. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, EPA indicated it would promulgate a rule to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.
Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. Further, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore crude oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of crude oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. As a result of this continued regulatory focus, future GHG regulations of the crude oil and natural gas industry remain a possibility. The EPA has continued to adopt GHG regulations of other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals.
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
In addition, in December 2015, the United States joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.
The effect on our operations of CAA regulations, legislative efforts or related implementation regulations that regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the crude oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
Furthermore, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
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
We are subject to the DOT Integrity Management, or IM, regulations, which require that we perform baseline assessments of all pipelines that could affect a High Consequence Area, or HCA, including certain populated areas and environmentally sensitive areas. After completing a baseline assessment, we continue to assess all pipelines at specified intervals and periodically evaluate the integrity of each pipeline segment that could affect a HCA. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology.
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
Since the terrorist attacks of September 11, 2001, the U.S. Government has issued numerous warnings that energy assets could be the subject of future terrorist attacks. We have instituted security measures and procedures in conformity with federal guidance. We will institute, as appropriate, additional security measures or procedures indicated by the federal government. None of these measures or procedures should be construed as a guarantee that our assets are protected in the event of a terrorist attack.

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
We have outstanding debt and the ability to incur more debt. As of December 31, 2015, we had approximately $1.1 billion outstanding of senior secured indebtedness and an additional $1.8 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit facilities, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit our ability to:

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

•
limit our ability to make distributions; to fund future working capital, capital expenditures and other general partnership requirements; to engage in future acquisitions, construction or development activities; access capital markets (debt and equity); or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness;

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
We may not be able to access adequate capital (debt and/or equity) on economically viable terms or any terms.
The capital markets (debt and equity) have previously been from time to time, and currently are, disrupted and volatile as a result of adverse conditions, including recessionary pressures, bubble-affects and precipitous commodity price declines. These circumstances and events, which can last for extended periods of time, have led to reduced capital availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. Although we cannot predict the future condition of the capital markets, future turmoil in capital markets and the related higher cost of capital could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be impaired for long.
If we are unable to access the amounts and types of capital we seek at a cost and/or on terms that have been available to us historically, we could be materially and adversely affected. Such an inability to access capital could limit or prohibit our ability to execute significant portions of our business plan, such as executing our growth strategy, refinancing our debt and/or optimizing our capital structure.
We may not be able to fully execute our growth strategy due to various factors, such as unreceptive capital markets and/or excessive competition for acquisitions.
Our strategy contemplates substantial growth through the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating, additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, expand our role in the energy infrastructure business, and increase our market position and, ultimately, increase distributions to unitholders. A number of factors could adversely affect our ability to execute our growth strategy, including an inability to raise adequate capital on acceptable terms, competition from competitors and/or an inability to successfully integrate one or more acquired businesses into our operations.
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
We have exposure to movements in interest rates. The interest rates on our credit facility ($1.1 billion outstanding at December 31, 2015) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
The amount of cash we distribute on our units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things:

•	the volumes and prices at which we purchase and sell crude oil, natural gas, refined products, and caustic soda;

•	the volumes of sodium hydrosulfide, or NaHS, that we receive for our refinery services and the prices at which we sell NaHS;

•	the demand for our services;

•	the level of competition;

•	the level of our operating costs;

•	the effect of worldwide energy conservation measures;

•	governmental regulations and taxes;

•	the level of our general and administrative costs; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

•	the level of capital expenditures we make, including the cost of acquisitions (if any);

•	our debt service requirements;

•	fluctuations in our working capital;

•	restrictions on distributions contained in our debt instruments;

•	our ability to borrow under our working capital facility to pay distributions; and

•	the amount of cash reserves required in the conduct of our business.
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
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, NaHS and caustic soda-volumes, which often depend on actions and commitments by parties beyond our control.
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, NaHS, and caustic soda-volumes. We access commodity volumes through various sources, such as producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can either provide a service for a fee (as in the case of our pipeline, marine vessel and railcar transportation operations) or we can acquire the commodity from our customer and resell it to another party.
Our source of volumes depends on successful exploration and development of additional crude oil and natural gas reserves by others; continued demand for refining and our related sulfur removal and other services, for which we are paid in

NaHS; the breadth and depth of our logistics operations; the extent that third parties provide NaHS for resale; and other matters beyond our control.
The crude oil, natural gas and refined products available to us and our refinery customers are derived from reserves produced from existing wells, and these reserves naturally decline over time. In order to offset this natural decline, our energy infrastructure assets must access additional reserves. Additionally, some of the projects we have planned or recently completed are dependent on reserves that we expect to be produced from newly discovered properties that producers are currently developing.
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices from late 2014 through 2015 has forced most producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
Demand for our services is dependent on the demand for crude oil and natural gas. Any decrease in demand for crude oil or natural gas, including by those refineries or connecting carriers to which we deliver could adversely affect our cash flows. The demand for crude oil also is dependent on the competition from refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements or sources fuel sources such as electricity, coal, fuel oils or nuclear energy, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services. A reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition and results of operations.
Our ability to access NaHS depends primarily on the demand for our proprietary sulfur removal process. Demand for our services could be adversely affected by many factors, including lower refinery utilization rates, U.S. refineries accessing more “sweet” (instead of sour) crude, and the development of alternative sulfur removal processes that might be more economically beneficial to refiners.
We are dependent on third parties for NaOH for use in our sulfur removal process as well as volume to market to third parties. Should regulatory requirements or operational difficulties disrupt the manufacture of caustic soda by these producers, we could be affected.
Our sulfur removal operations are dependent upon the supply of caustic soda, the demand for NaHS, and the continuing operations of the refiners for whom we process sour natural gas.
Caustic soda is a major component of the proprietary sulfur removal process we provide to our refinery customers. Because we are a large consumer of caustic soda, we can leverage our economies of scale and logistics capabilities to effectively market caustic soda to third parties. NaHS, the resulting by-product from our sulfur removal operations, is a vital ingredient in a number of industrial and consumer products and processes. Any decrease in the supply of caustic soda could affect our ability to provide sulfur removal services to refiners and any decrease in the demand for NaHS by the parties to whom we sell the NaHS could adversely affect our business. Refineries’ need for our sulfur removal services is also dependent on refining competition from other refineries by refiners to process more “sweet” (instead of sour) crude, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.
Our crude oil and natural gas transportation operations are dependent upon demand for crude oil by refiners, primarily in the Midwest and Gulf Coast, and the demand for natural gas.
Any decrease in this demand for crude oil by those refineries or connecting carriers to which, or for the natural gas, we deliver could adversely affect our cash flows. Those refineries’ demand for crude oil also is dependent on the competition from other refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services. The demand for natural gas is dependent on the impact of future economic conditions, fuel conservation measures, alternative fuel requirements and alternative fuel sources such as electricity, coal, fuel oils or nuclear energy, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.

We face intense competition to obtain crude oil, natural gas and refined products volumes.
Our competitors-gatherers, transporters, marketers, brokers and other aggregators-include integrated, large and small independent energy companies, as well as their marketing affiliates, who vary widely in size, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil, natural gas and refined products.
Even if reserves exist or refined products are produced in the areas accessed by our facilities, we may not be chosen by the refiners or producers to gather, refine, market, transport, store or otherwise handle any of these crude oil and natural gas reserves, NaHS, caustic soda or other refined products. We compete with others for any such volumes on the basis of many factors, including:

•	geographic proximity to the production and/or refineries;

•	costs of connection;

•	available capacity;

•	rates;

•	logistical efficiency in all of our operations;

•	operational efficiency in our sulfur removal business;

•	customer relationships; and

•	access to markets.
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
Fluctuations in demand for crude oil or natural gas or availability of refined products or NaHS, such as those caused by refinery downtime or shutdowns, can negatively affect our operating results. Reduced demand in areas we service with our pipelines, marine vessels, rail facilities and trucks can result in less demand for our transportation services.
Many of our crude oil and natural gas transportation customers are producers who’s drilling activity levels and spending for transportation have been, and may continue to be, impacted by the current deterioration in the commodity markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil and natural gas declined precipitously since late 2014 and could decline further in 2016. As a result, the onshore crude oil rig count in the U.S. has declined from 1,499 rigs at December 31, 2014 to 536 rigs at December 31, 2015.
Fluctuations in prices for crude oil, refined petroleum products, NaHS and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire) and sell crude oil, refined petroleum products, NaHS and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or segment margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.

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
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability is negatively affected because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our rail operations, we lease all of our railcars that obligate us to pay the applicable lease rate without regard to utilization. If business conditions are such that we do not utilize a portion of our leased assets for any period of time, we will still be obligated to pay the applicable fixed lease rate. In addition, during the period of time that we are not utilizing such assets, we will incur incremental costs associated with the cost of storing such assets, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased assets and other similar assets could have a significant negative impact on our profitability and cash flows.
In addition, certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes transported by truck, marine vessel or rail or transported by our pipelines. As a result, we may experience declines in our margin and profitability if our volumes decrease.
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
The insolvency of an operator of our joint ventures, the failure of an operator of our joint ventures to adequately perform operations or an operator’s breach of applicable agreements could reduce our revenue and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements and to the operator’s suppliers and vendors. As a result, the success and timing of development activities of our joint ventures operated by others and the economic results derived therefrom depends upon a number of factors outside our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, and the inclusion of other participants.
In addition, joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance and ability of third parties to satisfy their obligations under joint venture arrangements is outside our control. If these third parties do not satisfy their obligations under these arrangements, our business may be adversely affected.
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
For example, in those cases where we provide division order services for crude oil and natural gas purchased at the wellhead, we may be responsible for distribution of proceeds to all of the interest owners. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. These arrangements expose us to operator credit risk. As a result, we must determine that operators have sufficient financial resources to make such payments and distributions and to indemnify and defend us in case of a protest, action or complaint.
Additionally, we sell NaHS and caustic soda to customers in a variety of industries. Many of these customers are in industries that have been impacted by a decline in demand for their products and services. Even if our credit review and analytical procedures work properly, we have experienced, and we could continue to experience losses in dealings with other parties.
Further, many of our customers were impacted by the weakened economic conditions, and precipitous decline in commodity prices, such as crude oil and natural gas, experienced in recent years in a manner that influenced the need for our products and services and their ability to pay us for those products and services. It is uncertain if commodity prices will increase in the near future.
Our sulfur removal operations are dependent on contracts with less than ten refineries and much of its revenue is attributable to a few refineries.
If one or more of our refinery customers that, individually or in the aggregate, generate a material portion of our revenue from sulfur removal services experience financial difficulties or changes in their strategy for sulfur removal such that they do not need our services, our cash flows could be adversely affected. For example, in 2015, approximately 50% of our sulfur removal operations’ NaHS by-product volumes were attributable to Phillips 66’s refinery located in Westlake, Louisiana. That contract requires Phillips 66 to make available minimum volumes of sour natural gas to us (except during periods of force majeure). Although the primary term of that contract extends until 2018, if, for any reason, Phillips 66 does not meet its obligations under that contract for an extended period of time, such non-performance could have a material adverse effect on our profitability and cash flow.
We may not be able to renew our marine transportation time charters and contracts when they expire at favorable rates or at all, which may increase our exposure to the spot market and lead to lower revenues and increased expenses.
During the year ended December 31, 2015, our marine transportation segment received approximately 75% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 25% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation-Customers”
Our operations are subject to federal and state environmental protection and safety laws and regulations.
Our operations are subject to the risk of incurring substantial environmental and safety related costs and liabilities. In particular, our operations are subject to increasingly stringent environmental protection and safety laws and regulations that restrict our operations, impose consequences of varying degrees for noncompliance, and require us to expend resources in an effort to maintain compliance. Moreover, our operations, including the transportation and storage of crude oil, natural gas and other commodities, involves a risk that crude oil, natural gas and related hydrocarbons or other substances may be released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages, and significant business interruption. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through increased rates or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected.
Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA has adopted two sets of related rules, one which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in July 2010. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, EPA indicated it would promulgate a rule to rescind any PSD permits issued under the portions of the Tailoring Rule that were vacated by the Court. In the interim, EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. On April 30, 2015, the EPA issued a final rule allowing permitting authorities to rescind PSD permits issued under the invalid regulations.
Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Further, in November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore crude oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities, beginning in 2012 for emissions occurring in 2011. In October 2015, the EPA amended the GHG reporting rule to add the reporting of GHG emissions from gathering and boosting systems, completions and workovers of crude oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. As a result of this continued regulatory focus, future GHG regulations of the crude oil and natural gas industry remain a possibility. The EPA has continued to adopt GHG regulations of other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen States as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals.
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
In addition, in December 2015, the U.S. joined the international community at the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.
The effect on our operations of CAA regulations, legislative efforts or related implementation regulations that regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the crude oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
Furthermore, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to this litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.

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
On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be the future targets of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.
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
We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the U.S. only to vessels operating under the U.S. flag, built in the U.S., at least 75% owned and operated by U.S. citizens (or owned and operated by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade and, in the case of limited partnerships, where the general partner meets U.S. citizenship requirements) and manned by U.S. crews. To maintain our privilege of operating vessels in the Jones Act trade, we must maintain U.S. citizen status for Jones Act purposes. To ensure compliance with the Jones Act, we must be U.S. citizens qualified to document vessels for coastwise trade. We could cease being a U.S. citizen if certain events were to occur, including if non-U.S. citizens were to own 25% or more of our equity interest or were otherwise deemed to control us or our general partner. We are responsible for monitoring ownership to ensure compliance with the Jones Act. The consequences of our failure to comply with the Jones Act provisions on coastwise trade, including failing to qualify as a U.S. citizen, would have an adverse effect on us as we may be prohibited from operating our vessels in the U.S. coastwise trade or, under certain circumstances, permanently lose U.S. coastwise trading rights or be subject to fines or forfeiture of our vessels.
Our business would be adversely affected if the Jones Act provisions on coastwise trade or international trade agreements were modified or repealed or as a result of modifications to existing legislation or regulations governing the crude oil and natural gas industry in response to the recent lifting of the crude oil export ban and the Deepwater Horizon drilling rig incident in the U.S. Gulf of Mexico and subsequent crude oil spill.
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
In December 2015, Congress voted to lift the four decade crude oil export ban. Although the impact of this legislation is not yet determinable, increased exports of U.S. crude oil may lead to increased calls to repeal or modify the Jones Act. Even before lifting the export ban, in the past several years, interest groups have lobbied Congress to repeal or modify the Jones Act to facilitate foreign-flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. Foreign-flag vessels generally have lower construction costs and generally operate at significantly lower costs than we do in U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act. If these efforts are successful, foreign-flag vessels could be permitted to trade in the U.S. coastwise trade and significantly increase competition with our fleet, which could have an adverse effect on our business.
Events within the crude oil and natural gas industry, such as the April 2010 fire and explosion on the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico and the resulting crude oil spill and moratorium on certain drilling activities in the U.S. Gulf of Mexico implemented by the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly, the Minerals Management Service), may adversely affect our customers’ operations and, consequently, our operations. Such events may also subject companies operating in the crude oil and natural gas industry, including us, to additional regulatory scrutiny and result in additional regulations and restrictions adversely affecting the U.S. crude oil and natural gas industry.
A decrease in the cost of importing refined petroleum products could cause demand for U.S. flag product carrier and barge capacity and charter rates to decline, which would decrease our revenues and our ability to pay cash distributions on our units.
The demand for U.S. flag product carriers and barges is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the U.S. coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels. This is due to the higher construction and operating costs of U.S. flag vessels under the Jones Act requirements that such vessels be built in the U.S. and manned by U.S. crews. This has made it less expensive for certain areas of the U.S. that are underserved by pipelines or which lack local refining capacity, such as in the Northeast, to import refined petroleum products carried aboard foreign flag vessels than to obtain them from U.S. refineries. If the cost of importing refined petroleum products decreases to the extent that it becomes less expensive to import refined petroleum products to other regions of the East Coast and the West Coast than producing such products in the U.S. and transporting them on U.S. flag vessels, demand for our vessels and the charter rates for them could decrease.

An easing or lifting of the U.S. crude oil export ban could adversely impact our U.S. Flag Fleet.
In December 2015, Congress voted to lift the four decade crude oil export ban. Although the impact of this legislation on our U.S. Flag fleet’s operations is not determinable, the easing of the crude oil export ban could result in reduced coastwise transportation of crude oil, which may have an adverse impact on our U.S. Flag segment.
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
The U.S. inland waterway infrastructure is aging and may result in increased costs and disruptions to our marine transportation segment.
Maintenance of the U.S. inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The U.S. inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products for its marine transportation customers on a timely basis.
Risks Related to Our Partnership Structure
Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of common units.
As of December 31, 2015, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 19 million or 17.4% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 11.6% of our Class A Common Units and 76.9% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
Unitholders with registration rights have rights to require us to conduct underwritten offerings of our common units. If we want to access the capital markets (debt and equity), those unitholders’ ability to sell a portion of their common units could satisfy investor’s demand for our common units or may reduce the market price for our common units, thereby reducing the net proceeds we would receive from a sale of newly issued units.
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
The decision of the U.S. Court of Appeals for the Fifth Circuit in Tidewater Inc. v. U.S., 565 F.3d 299 (5th Cir. April 13, 2009) held that the marine time charter being analyzed in that case was a “lease” that generated rental income rather than income from transportation services for purposes of a foreign sales corporation provision of the Internal Revenue Code. Even though (i) the Tidewater case did not involve a publicly traded partnership and it was not decided under Section 7704 of the Internal Revenue Code relating to “qualifying income,” (ii) some experienced practitioners believe the decision was not well reasoned, (iii) the IRS stated in an Action on Decision (AOD 2010-01) that it disagrees with and will not acquiesce to the Fifth Circuit’s marine time charter analysis contained in the Tidewater case and (iv) the IRS has issued several favorable private letter rulings (which can be relied upon and cited as precedent by only the taxpayers that obtained them) relating to time charters since the Tidewater decision was issued, the Tidewater decision creates some uncertainty regarding the status of income from certain of our marine time charters as “qualifying income” under Section 7704 of the Internal Revenue Code. Notwithstanding the foregoing, the Tidewater case is relevant authority because it is the only case of which we and our outside tax counsel are aware directly analyzing whether a particular time charter would constitute a lease or service agreement for certain U.S. federal tax purposes. Due to the uncertainty created by the Tidewater decision, our outside tax counsel, Akin Gump Strauss Hauer & Feld, LLP, was required to change the standard in its opinion relating to our status as a partnership for federal income tax purposes to “should” from “will.”
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
In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amounts of gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.
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
In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own assets and do business in more than 20 states including Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable U.S. federal, foreign, state and local tax returns.
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
We prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The Department of the Treasury and the IRS recently adopted the final Treasury regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted. Certain publicly traded partnerships, including us, may but are not required to apply the conventions provided by the Treasury regulations. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a common unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we may elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances and the manner in which the election is made and implemented has yet to be determined. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

	Price Range		Cash Distributions (1)
	High	Low
2014
1st Quarter	$56.80	$51.08	$0.5350
2nd Quarter	$57.47	$52.60	$0.5500
3rd Quarter	$56.32	$50.38	$0.5650
4th Quarter	$49.92	$34.57	$0.5800
2015
1st Quarter	$48.66	$38.65	$0.5950
2nd Quarter	$50.04	$43.44	$0.6100
3rd Quarter	$48.15	$27.40	$0.6250
4th Quarter	$44.32	$30.79	$0.6400

(1)	Cash distributions are shown in the quarter paid and are based on the prior quarter’s activities.
At February 26, 2016, we had 109,939,221 Class A common units outstanding. As of December 31, 2015, the closing price of our common units was $36.74 and we had approximately 42,756 record holders of our Class A common units, which include holders who own units through their brokers “in street name.”
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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Income Statement Data:
Revenues:
Offshore pipeline transportation	140,230	3,296	3,923	5,508	—
Onshore pipeline transportation	77,092	83,157	82,585	70,782	62,190
Refinery services	177,880	207,401	205,985	196,017	201,711
Marine transportation	238,757	229,282	152,542	118,204	72,688
Supply and logistics	1,612,570	3,323,028	3,689,795	2,976,850	2,101,208
Total revenues	$2,246,529	$3,846,164	$4,134,830	$3,367,361	$2,437,797
Equity of earnings of equity investees	$54,450	$43,135	$22,675	$14,345	$3,347
Income (loss) from continuing operations after income taxes	$421,585	$106,202	$84,004	$97,337	$51,371
Income (loss) from continuing operations after income taxes attributable to Genesis Energy, L.P.	$422,528	$106,202	$84,004	$97,337	$51,371
Income from continuing operations after income taxes available to Common Unitholders	$422,528	$106,202	$84,004	$97,337	$51,371
Income (loss) from continuing operations attributable to Genesis Energy, L.P. per Common Unit: Basic and Diluted	$4.10	$1.18	$1.00	$1.24	$0.76
Cash distributions declared per Common Unit	$2.4700	$2.2300	$2.0150	$1.8225	$1.6500
Balance Sheet Data (at end of period):
Current assets	$306,316	$355,366	$535,223	$404,034	$376,104
Total assets (2)	$5,459,599	$3,210,624	$2,848,528	$2,101,902	$1,724,625
Long-term liabilities (2)	$3,136,712	$1,618,276	$1,304,238	$872,756	$682,559
Partners' capital:
Common unitholders	2,029,101	1,229,203	1,097,737	916,495	792,638
Noncontrolling interests	(8,350)	—	—	—	—
Total partners’ capital	$2,020,751	$1,229,203	$1,097,737	$916,495	$792,638
Other Data:
Volumes—continuing operations:
Offshore crude oil pipeline (barrels per day)	579,977	446,548	404,787	359,387	120,723
Onshore crude oil pipeline (barrels per day)	144,084	116,225	104,026	92,897	82,712
Natural gas transportation volumes (MMBtus/d)	708,556	—	—	—	—
CO2 pipeline (Mcf per day)	161,409	173,770	190,274	186,479	169,962
NaHS sales (DST)	127,063	150,038	147,297	142,712	147,670
NaOH sales (DST)	86,914	94,693	87,463	77,492	99,702
Crude oil and petroleum products sales (barrels per day)	91,074	99,139	99,651	79,174	56,903

(1)
Our operating results and financial position have been affected by acquisitions. For additional information regarding our acquisitions and divestitures during 2015, 2014 and 2013, see Note 3 to our Consolidated Financial Statements included in Item 8.

(2)
Our long-term liabilities and total assets for all years presented reflect changes in presentation of debt issuance costs as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. See Note 10 to our Consolidated Financial Statements included in Item 8 for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry primarily in the Gulf Coast region of the United States and Wyoming. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, trucks, barges and a product tanker. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. We currently have two distinct, complimentary types of operations-(i) our refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on a suite of services primarily to refiners (as reported in our onshore pipeline, refinery services, marine transportation and supply and logistics business segments), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2015 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of 2015 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $422.5 million, or $4.10 per common unit, in 2015 compared to Net Income Attributable to Genesis Energy, L.P. of $106.2 million, or $1.18 per common unit, in 2014. The large increase in our net income was principally due to the $332.4 million non-cash gain we recognized during 2015 resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition on July 24, 2015. A more detailed discussion of that acquisition is included below and a more detailed discussion of our related non-cash gain is included in the "Other Costs" section.
Available Cash before Reserves (as defined below in "Financial Measures") increased $98.8 million in 2015 to $331.4 million as compared to 2014 Available Cash before Reserves of $232.6 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Financial Measures") was $476.6 million in 2015, an increase of $129 million, or 37%, as compared to 2014. That increase in our Segment Margin was primarily attributable to the increase in Segment Margin from our offshore pipeline transportation segment of $126 million, which was primarily related to assets recently acquired as part of our Enterprise acquisition. That acquisition similarly benefited Available Cash before Reserves and net income.
The above factors benefiting Net Income Attributable to Genesis Energy, L.P. were partially offset by a $34.0 million increase in interest expense attributable to additional long term debt outstanding and a $59.2 million increase in depreciation and amortization expense. Both of these items are the result of the effect of recently acquired and constructed assets placed in service (and the associated financing of these items), in particular those offshore pipelines and services assets acquired as a result of our Enterprise acquisition.

A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distribution Increase
In January 2016, we declared our forty-second consecutive increase in our quarterly distribution to our common unitholders relative to the fourth quarter of 2015. Thirty-seven of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In February 2016, we paid a distribution of $0.6550 per unit related to the fourth quarter of 2015, representing a 10.1% increase from our distribution of $0.5950 per unit related to the fourth quarter of 2014.
Acquisitions, Divestitures and Growth Initiatives
Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. That acquisition complements and substantially expands our existing offshore pipelines segment and was immediately accretive to Segment Margin and Available Cash before Reserves.
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
Wyoming Crude Oil Pipeline
In the third quarter of 2015, we completed construction of a new 60 mile crude oil pipeline to transport crude oil from new receipt point stations in Campbell County and Converse County, Wyoming to our existing Pronghorn Rail Facility.  This new crude oil pipeline has an initial capacity of approximately 45,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin.
We are also constructing a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline will have an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in early 2016.
M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012.
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 12 of those barges and 9 of those push boats through December 2015. We expect to take delivery of those remaining vessels periodically into 2016.

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
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to the port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17-mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal is expected to be operational in the first half of 2016.
Ongoing Rail Projects
Raceland - The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets. It is expected to be operational in the first half of 2016.
Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations-Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.
Revenues, Costs and Expenses and Net Income Attributable to Genesis Energy L.P.
Our revenues from continuing operations for the year ended December 31, 2015 decreased $1.6 billion, or 42% from 2014. Additionally, our costs and expenses from continuing operations decreased $1.6 billion or 44% between the two periods. The majority of our revenues and our costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between 2015 and 2014 is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below. A decrease in our revenues due to a decrease in prices for crude oil and petroleum products may not result in a decrease in net income, Segment Margin or Available Cash before Reserves, since our cost of sales amounts would also be lower due to comparable decreases in the purchase prices of the underlying crude oil and petroleum products. The same correlation would be true in the case of higher crude oil and petroleum products sale prices and purchase costs.
The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 48% to $48.79 per barrel in 2015, as compared to $93.00 per barrel in 2014.
Prices of crude oil and petroleum products have continued to decline since December 31, 2015. We would expect these changes in crude oil prices to continue to cause fluctuations in our revenues and, similarly, costs as derived from the purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. We currently have two distinct, complimentary types of operations-(i) our onshore-based refinery-centric crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of over 85% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 90% of the use of our inland barges, which primarily are used to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products. See below for further discussion surrounding Segment Margin.
Net Income Attributable to Genesis Energy L.P. increased $316.3 million in 2015 from 2014. See "Overview of 2015 Results" above for additional discussion.
Revenues from continuing operations in 2014 decreased $288.7 million, or 7% from 2013. Additionally, our costs and expenses from continuing operations decreased $310.5 million, or 8%, between the two periods. The significant decrease in our revenues and costs between 2014 and 2013 is primarily attributable to the decrease in market prices for crude oil and petroleum products between the two periods. The average closing prices for WTI crude oil on the NYMEX decreased 5% to $93.00 per barrel in 2014, as compared to $97.97 per barrel in 2013. Net Income Attributable to Genesis Energy L.P. increased $20.1 million in 2014 to $106.2 million from $86.1 million in 2013. The increase in net income during 2014 was primarily due to an increase in assets placed in service in both the offshore pipeline transportation and marine transportation segments.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Offshore pipeline transportation	197,723	71,598	44,530
Onshore pipeline transportation	58,919	61,231	64,349
Refinery services	80,246	84,851	75,361
Marine transportation	103,222	86,239	47,726
Supply and logistics	36,475	43,345	48,394
Total Segment Margin	$476,585	$347,264	$280,360

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Offshore crude oil pipeline revenue	$115,640	$3,296
Offshore natural gas pipeline revenue	24,590	—
Offshore pipeline operating costs, excluding non-cash expenses	(39,685)	(1,271)
Distributions from equity investments	94,361	71,305
Other	2,817	(1,732)
Offshore Pipeline Transportation Segment Margin(1)	$197,723	$71,598

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	172,647	183,726
Poseidon	259,568	209,647
Odyssey	72,958	46,717
GOPL (2)	13,038	6,458
Total crude oil offshore pipelines	518,211	446,548

SEKCO (3)	61,766	—
Natural gas transportation volumes (MMBtus/d) (4)	708,556	—

Volumetric Data net to our ownership interest (5):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	124,928	91,863
Poseidon	115,219	58,701
Odyssey	21,158	13,548
GOPL (2)	13,038	6,458
Total crude oil offshore pipelines	274,343	170,570

SEKCO (3)	47,705	—
Natural gas transportation volumes (MMBtus/d) (4)	420,464	—

(1)
Offshore Pipeline Transportation segment margin includes approximately $94 million and $71 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2015 and 2014, respectively.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015. As our SEKCO volumes ultimately flow into Poseidon and thus are included within our Poseidon volume statistics, we have excluded them from our total for Offshore crude oil pipelines.

(4)	Represents volumes per day from the period the pipelines and related assets were acquired in July 2015.

(5)	Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

Offshore Pipeline Transportation Segment Margin for 2015 increased $126 million, or 176%, from 2014. This increase is primarily due to our Enterprise acquisition, which closed in July 2015. As a result of our Enterprise acquisition we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines and six offshore hub platforms. That transaction also increased our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines. As a result of our Enterprise Transaction, we now own 100% (up from 50%) of the SECKO pipeline and 64% (up from 36%) of the Poseidon pipeline.
In addition, a portion of the increase in our Segment Margin is attributable to the SEKCO pipeline being completed and earning certain minimum fees in 2014 and commencing throughput of crude in January 2015. For a portion of 2015, SEKCO pipeline's throughput exceeded its shippers' minimum volume commitments. In addition, our SEKCO pipeline is connected to our Poseidon pipeline, so increases in throughput on our SEKCO pipeline also increases throughput on our Poseidon pipeline.
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$44,096	$42,347
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	24,169	25,241
Sales of onshore crude oil pipeline loss allowance volumes	4,629	9,049
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(20,795)	(21,868)
Payments received under direct financing leases not included in income	5,685	5,529
Other	1,135	933
Segment Margin	$58,919	$61,231

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	71,906	58,829
Jay	16,828	24,131
Mississippi	15,472	14,829
Louisiana (1)	32,481	18,436
Wyoming (2)	7,397	—
Onshore crude oil pipelines total	144,084	116,225

CO2 pipeline (average Mcf/day):
Free State	161,409	173,770

(1)	Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.

(2)	Represents volumes per day from the period the pipeline began operations in August of 2015.
Onshore Pipeline Transportation Segment Margin for 2015 decreased $2.3 million, or 4%, from 2014. Certain significant components of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, decreased Segment Margin by $4.4 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased $1.7 million, or 4%, principally due to a net increase in throughput volumes of 27,859 barrels per day, primarily from increases in volumes on our Texas and Louisiana pipeline systems as well as the addition of the Wyoming pipeline system. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other. As our Baton Rouge growth projects become completed and operational, we anticipate a continued ramp up in volumes on our Louisiana pipeline system in future periods. The increase in crude oil pipeline tariff revenues partially offset the decrease in segment margin resulting from the decrease in crude oil pipeline loss allowance volumes collected and sold.

•
Volumes on our Free State CO2 pipeline system decreased 12,361 Mcf per day, or 7%. We provide transportation services on our Free State CO2 pipeline system through an "incentive" tariff, which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a certain base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2015	2014
Volumes sold (in Dry short tons "DST"):
NaHS volumes	127,063	150,038
NaOH (caustic soda) volumes	86,914	94,693
Total	213,977	244,731

Revenues (in thousands):
NaHS revenues	$137,825	$161,962
NaOH (caustic soda) revenues	42,746	48,610
Other revenues	6,686	7,725
Total external segment revenues	$187,257	$218,297

Segment Margin (in thousands)	$80,246	$84,851

Average index price for NaOH per DST (1)	$581	$589
Raw material and processing costs as % of segment revenues	39%	43%

(1)	Source: IHS Chemical
Refinery Services Segment Margin for 2015 decreased $4.6 million, or 5%, from 2014. The significant components of this fluctuation were as follows:

•
NaHS revenues decreased 15% primarily due to a decrease in volumes. That decrease primarily resulted from lower total volumes than in 2014 attributable to the bankruptcy of one mining customer, reduced sales to a major customer as it works through an atypical ore seam as a result of a landslide, and increased prior year volumes generated from heavy turn around schedules at certain customers.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 12% due to a decrease in both caustic sales volumes and our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda decreased to $581 per DST during 2015 compared to $589 per DST during 2014. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally changes in caustic soda index prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic on our operating costs.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 75 barges (66 inland and 9 offshore) with a combined transportation capacity of 2.7 million barrels, 39 push/tow boats (30 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2015	2014
Revenues (in thousands):
Inland freight revenues	$95,588	$92,311
Offshore freight revenues	102,281	82,732
Other rebill revenues (1)	40,888	54,239
Total segment revenues	$238,757	$229,282

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$135,535	$143,043

Segment Margin (in thousands)	$103,222	$86,239

Fleet Utilization: (2)
Inland Barge Utilization	96.7%	97.5%
Offshore Barge Utilization	98.7%	99.6%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2015 increased $17.0 million, or 20%, from 2014. The significant components of this fluctuation were as follows:

•
An increase in segment margin in 2015 due to a full year of operating results from the M/T American Phoenix (included as part of our offshore marine fleet), which we acquired in November 2014, and higher realized contract rates on several of our oceangoing barges.

•	The expansion of our inland marine fleet in 2015, with "new builds" including the addition of 4 inland barges and 7 inland pushboat in 2015.
Utilization rates on our both our inland and offshore barge fleets did not change significantly in 2015 as compared to 2014. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.
Supply and Logistics Segment
Our supply and logistics segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide crude oil producers, refiners and other customers with a full suite of services. Our supply and logistics segment owns or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. These services include:

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
We utilize our fleet of 300 trucks, 400 trailers, 522 railcars, and 3.3 million barrels of leased and owned storage capacity to service our crude oil and refining customers and to store and blend the intermediate and finished refined products.
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Supply and logistics revenue	$1,612,570	$3,323,028
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(1,479,972)	(3,167,749)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(96,047)	(111,548)
Other	(76)	(386)
Segment Margin	$36,475	$43,345

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	91,074	99,139
Rail load/unload volumes (1)	27,044	32,559
(1) Indicates total barrels for either loading or unloading at all rail facilities.
Segment Margin for our supply and logistics segment decreased $7 million or 16% , 2015 as compared to 2014.
In 2015 the decrease in our Segment Margin is primarily due to lower volumes, especially in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We find it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume to take-or-pay commitments they previously made in anticipation of new production that has not yet come online. These items were partially offset by improved year to date performance in our recently right-sized heavy fuel oil business. Also impacting our results were lower rail volumes reflecting a shift in demand at certain of our rail facilities, as partially offset by a ramp up in volumes at our Scenic Station rail terminal as we continue to progress towards completion of our Baton Rouge growth projects.

Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2015	2014
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$37,922	$39,445
Segment	3,608	3,606
Equity-based compensation plan expense	4,564	5,111
Third party costs related to business development activities and growth projects	18,901	2,530
Total general and administrative expenses	$64,995	$50,692
Total general and administrative expenses increased $14 million between 2015 and 2014, primarily due to higher third party costs, mostly financing, legal and accounting, related to business development and growth activities (particularly third party costs incurred for business development activities surrounding our Enterprise acquisition as previously discussed).
Depreciation and amortization expense

	Year Ended December 31,
	2015	2014
	(in thousands)
Depreciation on fixed assets	$124,207	$73,230
Amortization of intangible assets	20,044	13,436
Amortization of CO2 volumetric production payments	5,889	4,242
Total depreciation and amortization expense	$150,140	$90,908
Total depreciation and amortization expense increased $59 million between 2015 and 2014 primarily as a result of placing newly acquired and constructed assets in service during calendar 2015 (including the offshore pipelines and services assets acquired as a result of our Enterprise acquisition).
Interest expense, net

	Year Ended December 31,
	2015	2014
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$23,072	$15,592
Interest expense, senior unsecured notes	87,326	60,047
Amortization and write-off of debt issuance costs and premium	7,266	4,785
Capitalized interest	(17,068)	(13,785)
Net interest expense	$100,596	$66,639
Net interest expense increased $34 million during 2015 primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In May 2015, we issued an additional $400 million of aggregate principal amount of 6.00% senior unsecured notes to redeem our $350 million 7.875% senior unsecured notes (which were due in 2018) and in July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes. Capitalized interest costs increased in 2015 due to our growth capital expenditures for projects still under construction when compared to the prior year.

Other Consolidated Results
Net income for 2015 and 2014 included an unrealized gain on derivative positions, excluding fair value hedges, of $1.0 million and $18.0 million, respectively. Those amounts are included in supply and logistics product costs in the Condensed Consolidated Statement of Operations and are not a component of Segment Margin.
As a result of acquiring the remaining 50% interest in CHOPS and SEKCO in our Enterprise acquisition, we recognized a $332.4 million gain during 2015 relating to the effects of the re-measurement of our pre-acquisition historical interest (prior to that acquisition, we owned 50% of each of CHOPS and SEKCO) at fair value based on accounting guidance involving step acquisitions. A more detailed discussion of our enterprise acquisition is included under "Liquidity and Capital Resources".
2015 also includes a loss of approximately $19.2 million that was recognized in relation to the early retirement of our $350 million, 7.875% senior unsecured notes.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Offshore Pipeline Transportation Segment
During these periods, our offshore pipeline transportation segment was comprised of interests in five offshore pipeline systems and related assets, including four joint ventures which were accounted for under the equity method of accounting. One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided joint interest in the Eugene Island pipeline system. Segment Margin for our Offshore Pipeline Transportation Segment as disclosed below primarily consists of distributions received based on our ownership percentage in each of our four offshore pipeline joint ventures. These distributions typically correlate with volumes transported, as rates per barrel do not materially fluctuate between periods.

Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Offshore crude oil pipeline revenue	$3,296	$3,923
Offshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(1,271)	(1,234)
Distributions from equity investments	71,305	43,670
Other	(1,732)	(1,829)
Segment Margin (1)	$71,598	$44,530

Volumetric Data 100% basis:
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	183,726	143,854
Poseidon	209,647	207,372
Odyssey	46,717	44,978
GOPL	6,458	8,583
Total crude oil offshore pipelines	446,548	404,787

SEKCO (2)	—	—

Volumetric Data net to our ownership interest (3):
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	91,863	71,927
Poseidon	58,701	58,064
Odyssey	13,548	13,044
GOPL	6,458	8,583
Total crude oil offshore pipelines	170,570	151,618

SEKCO (2)	—	—

(1)
Offshore Pipeline Transportation segment margin includes approximately $71 million and $44 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2014 and 2013, respectively.

(2)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO's transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude until January 2015. As our SEKCO volumes ultimately flow into Poseidon and thus are included within our Poseidon volume statistics, we have excluded them from our total for Offshore crude oil pipelines.

(3)	Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
Offshore Pipeline Transportation Segment Margin for 2014 increased $27.1 million, or 61%, from 2013. This increase is primarily attributable to the SEKCO pipeline being completed and earning certain minimum fees despite no crude throughput to date through 2014. This increase in segment margin from offshore crude oil pipelines is also partially attributable to higher throughput volumes on our CHOPS pipeline in 2014.

Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Crude oil tariffs and revenues from direct financing leases—onshore crude oil pipelines	$42,347	$39,627
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	25,241	26,342
Sales of crude oil pipeline loss allowance volumes	9,049	11,526
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(21,868)	(19,217)
Payments received under direct financing leases not included in income	5,529	5,110
Other	933	961
Segment Margin	$61,231	$64,349

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	58,829	51,067
Jay	24,131	34,933
Mississippi	14,829	18,026
Louisiana (1)	18,436	—
Onshore crude oil pipelines total	116,225	104,026

CO2 pipeline (average Mcf/day):
Free State	173,770	190,274

(1)	Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.
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

•
With respect to our onshore crude oil pipelines, tariff revenues increased $2.7 million, or 7%, primarily due to a net increase in throughput volumes of 12,199 barrels per day, primarily from the addition of our Louisiana pipeline system and increases in volumes on our Texas pipeline system. Our Louisiana pipeline system is a 17-mile 24-inch diameter crude oil pipeline connecting Port Hudson to the Baton Rouge Scenic Station and continuing downstream to the Anchorage Tank Farm. This system was placed into service during the first quarter of 2014. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Onshore pipeline operating costs, excluding non-cash charges, increased $2.7 million, due to pipeline integrity maintenance expenditures on our onshore pipelines, employee compensation and related benefit costs and general increases in operating costs inclusive of safety program costs.

•
Volumes on our Free State CO2 pipeline system decreased 16,504 Mcf per day, or 9% .We provide transportation services on our Free State CO2 pipeline system through an "incentive" tariff, which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a certain base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2014	2013
Volumes sold (in DST):
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

Marine Transportation Segment
Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2014	2013
Revenues (in thousands):
Inland freight revenues	$92,311	$80,536
Offshore freight revenues	82,732	28,164
Other rebill revenues (1)	54,239	43,842
Total segment revenues	$229,282	$152,542

Operating Costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$143,043	$104,816

Segment Margin (in thousands)	$86,239	$47,726

Fleet Utilization: (2)
Inland Barge Utilization	97.5%	99.2%
Offshore Barge Utilization	99.6%	99.8%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2014 increased $38.5 million, or 81% from 2013. The significant components of this fluctuation were as follows:

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

Supply and Logistics Segment
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Supply and logistics revenue	$3,323,028	$3,689,795
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(3,167,749)	(3,545,830)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(111,548)	(99,179)
Segment Margin attributable to discontinued operations	—	2,378
Other	(386)	1,230
Segment Margin	$43,345	$48,394

Volumetric Data (average barrels per day):
Crude oil and petroleum products:
Continuing operations	99,139	99,651
Discontinued operations	—	13,110
Total crude oil and petroleum products	99,139	112,761

Rail load/unload volumes (1)	32,559	19,721
(1) Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Segment Margin for our supply and logistics segment decreased $5 million, or 10%, in 2014 as compared to 2013. The decline is primarily attributable to $5 million in charges related to our planned exit of certain terminal facilities relating to our heavy fuel oil business, including non-recurring excess storage and tank cleaning costs from termination of certain storage facility leases with third parties.
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
The charge we took in our heavy fuel oil business allows us to "right size" that business prospectively to match the lower volumes of blend materials currently available for us to economically handle compared to the volumes that have historically been available to us. This new market reality has resulted, primarily, from the general lightening of refineries' crude slates resulting in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements. In the first quarter of 2015, we began exiting certain third-party terminal facilities historically leased to us to support our heavy fuel oil business and we believe that as of the end of 2015 this business is now appropriately sized given current market realities.

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
Financial Measures
Segment Margin
We define Segment Margin, which is a "non-GAAP" measure because it is not contemplated by or referenced in accounting principles generally accepted in the U.S., also referred to as GAAP, as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 12 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measure should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants.
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

We define Available Cash before Reserves as net income as adjusted for specific items, the most significant of which are the addition of certain non-cash gains or charges (such as depreciation and amortization), the substitution of distributable cash generated by our equity investees in lieu of our equity income attributable to our equity investees, the elimination of gains and losses on asset sales (except those from the sale of surplus assets), unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes, the elimination of expenses related to acquiring or constructing assets that provide new sources of cash flows and the subtraction of maintenance capital utilized, which is described in detail below.
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
Available Cash before Reserves for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$422,528	$106,202	$86,109
Depreciation and amortization	150,140	90,908	64,784
Cash received from direct financing leases not included in income	5,685	5,529	5,110
Cash effects of sales of certain assets and discontinued operations	2,811	272	1,910
Effects of distributable cash generated by equity method investees not included in income	43,018	31,093	23,889
Cash effects of legacy stock appreciation rights plan	(785)	(1,381)	(5,498)
Non-cash legacy stock appreciation rights plan expense (credit)	(797)	(1,996)	5,704
Expenses related to acquiring or constructing growth capital assets	18,901	2,528	5,791
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	1,674	(1,413)	1,313
Maintenance capital expenditures (1)	—	—	(3,569)
Maintenance capital utilized (1)	(3,731)	(922)	—
Non-cash tax expense (benefit)	2,787	1,745	(152)
Gain on step up of historical basis	(332,380)	—	—
Loss on debt extinguishment	19,225	—	—
Other items, net	2,345	62	674
Available Cash before Reserves	$331,421	$232,627	$186,065

(1)
In the first quarter of 2014, we changed our method of including maintenance capital in our calculation of Available Cash before Reserves to "maintenance capital utilized" rather than "maintenance capital expenditures." For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" previously discussed. Maintenance capital expenditures in 2015 and 2014 were $45.2 million and $15.0 million, respectively.

Liquidity and Capital Resources
General
As of December 31, 2015, we believe our balance sheet and liquidity position remained strong. We had $374.3 million of borrowing capacity available under our $1.5 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
In July 2015, we issued 10,350,000 Class A common units in a public offering at a price of $43.77 per unit, which included the exercise by the underwriters of an option to purchase up to 1,350,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $437.2 million from that offering. We used the net proceeds to fund a portion of the purchase price for our Enterprise acquisition.
In April 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198.2 million from that offering. We used the net proceeds for general partnership purposes, including funding acquisitions (including organic growth projects) and repaying a portion of the borrowings outstanding under our revolving credit facility.
In July 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due 2022. Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. Those notes mature on August 1, 2022. That issuance generated proceeds of $728.6 million, net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition.
In May 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes due 2023. Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Those notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. The aggregate principal amount of the 7.875% notes totaling $300.1 million were tendered and the remaining $49.9 million were redeemed in full. A total loss of approximately $19.2 million for the tender and redemption of notes is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations.
Our Enterprise acquisition meaningfully expanded our size and is expected to improve our credit metrics over the longer-term, which we believe should help accelerate an increase in our credit ratings in the future. In connection with our expanded size and improved credit outlook, we amended our senior secured credit facility (which matures on July 28, 2019) in the third quarter of 2015 to, among other things, (i) increase our committed amount to $1.5 billion, (ii) provide that, if and when we achieve specified investment grade ratings, certain restrictive covenants will cease to apply and the applicable margin for both alternate base rate and Eurodollar loans and the commitment fee on the unused committed amount will be reduced by specified amounts, (iii) immediately provide us more operational flexibility by relaxing certain covenants, including by increasing certain applicable limits and baskets, and (iv) increase the inventory financing sublimit amount from $150 million to $200 million, which sub-limit is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate.
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 2.50% on Eurodollar borrowings and from 0.50% to 1.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2015, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 2.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2015, our letter of credit rate was 2.50%.

•
We pay a commitment fee on the unused portion of the $1.5 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.250% to 0.375% per annum depending on our leverage ratio (0.375% at December 31, 2015).

At December 31, 2015, we had $1.1 billion borrowed under our credit facility, with $33.8 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $10.7 million was outstanding at December 31, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 28, 2019. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The total amount available for borrowings under our credit facility at December 31, 2015 was $374.3 million.
Our 2021, 2022, 2023 and 2024 Notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are each fully and unconditionally guaranteed, subject to customary exceptions pursuant to the indentures governing our 2021, 2022, 2023 and 2024 Notes, as discussed below, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem our 2021 Notes at any time after February 15, 2017, at a premium to the face amount of our 2021 Notes that varies based on the time remaining to maturity on our 2021 Notes. We have the right to redeem our 2022 Notes at any time after August 1, 2018, at a premium to the face amount of our 2022 Notes that varies based on the time remaining to maturity on our 2022 Notes. Prior to August 1, 2018, we may also redeem up to 35% of the principal amount of our 2022 Notes for 106.75% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem our 2023 Notes at any time after May 15, 2018, at a premium to the face amount of our 2023 Notes that varies based on the time remaining to maturity on our 2023 Notes. Prior to May 15, 2018, we may also redeem up to 35% of the principal amount of our 2023 Notes for 106% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem our 2024 Notes at any time after June 15, 2019, at a premium to the face amount of our 2024 Notes that varies based on the time remaining to maturity on our 2024 Notes. Prior to June 15, 2017, we may also redeem up to 35% of the principal amount of our 2024 Notes for 105.625% of the face amount with the proceeds from an equity offering of our common units.
At December 31, 2015, our long-term debt totaled $2.9 billion, consisting of $1.1 billion outstanding under our credit facility (including $33.8 million borrowed under the inventory sublimit tranche), $350 million of our 2021 Notes, $350 million of our 2024 Notes, $400 million of our 2023 Notes and $750 million of our 2022 Notes. After completion of our organic growth capital projects this year, we would expect our leverage to decline as we use our excess available cash to reduce debt.
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
Net cash flows provided by our operating activities were $289.5 million and $291.1 million for 2015 and 2014, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and therefore, our operating cash flows between periods as the cost to acquire a barrel of crude oil or products will require more or less cash. The slight decrease in operating cash flow for 2015 compared to 2014 was primarily due to an increase in working capital needs.
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

	Years Ended December 31,
	2015	2014	2013
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$1,888	$1,543	$—
Onshore pipeline transportation assets	7,441	4,633	1,104
Refinery services assets	1,555	1,963	608
Marine transportation assets	26,124	5,539	954
Supply and logistics assets	7,665	833	820
Information technology systems	515	474	83
Total maintenance capital expenditures	45,188	14,985	3,569
Growth capital expenditures:
Offshore pipeline transportation assets	$963	$20	$—
Onshore pipeline transportation assets	227,628	41,978	129,683
Refinery services assets	40	422	2,650
Marine transportation assets	42,885	70,186	28,902
Supply and logistics	166,953	324,297	214,318
Information technology systems	2,243	2,165	2,341
Total growth capital expenditures	440,712	439,068	377,894
Total capital expenditures for fixed and intangible assets	485,900	454,053	381,463
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of American Phoenix	—	157,000	—
Acquisition of offshore marine transportation assets	—	—	230,880
Acquisition of offshore pipelines (1)	1,521,569	—	—
Total business combinations capital expenditures	1,521,569	157,000	230,880
Capital expenditures related to equity investees (2)	2,900	36,076	94,286
Total capital expenditures	$2,010,369	$647,129	$706,629

(1)	Amounts represent our purchase price (subject to adjustments) for our Enterprise acquisition.

(2)	Amount represents our investment in the SEKCO pipeline equity investee prior to our Enterprise acquisition (see below for more information).

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $880 million in 2016 and in future periods, inclusive of expenditures incurred through December 31, 2015. We anticipate that approximately $250 million of that total will be spent in 2016. The most significant of these projects currently under construction are described below.
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
Wyoming Crude Oil Pipeline
In the third quarter of 2015, we completed construction of a new 60 mile crude oil pipeline to transport crude oil from new receipt point stations in Campbell County and Converse County, Wyoming to our existing Pronghorn Rail Facility.  This new crude oil pipeline has an initial capacity of approximately 45,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin.
We are also constructing a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline will have an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in the first quarter of 2016.
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal is expected to be operational in early 2016.
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
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 12 of those barges and 9 of those push boats through December 31, 2015. We expect to take delivery of those remaining vessels periodically into 2016.

Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the U.S., including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. That acquisition complements and substantially expands our existing offshore pipelines segment and was immediately accretive to Segment Margin and Available Cash before Reserves.
Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $3 million and $45 million. We have recently gone through the process of replacing many of our marine transportation vessels and barges in an effort to upgrade our fleet and do not expect to see capital expenditures of this magnitude related to such items going forward in the foreseeable future. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
Our partnership agreement requires us to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We have increased our distribution for each of the last forty-two quarters, including the distribution paid for the fourth quarter of 2015, as shown in the table below (in thousands, except per unit amounts). Each quarter, our board of directors determines the distribution amount, or available cash, per unit based upon various factors such as our operating performance, cash on hand, future cash requirements and the economic environment. As a result, the historical trend of distribution increases may not be a good indicator of future increases.

Distribution For	Date Paid		Per Unit Amount	Total Amount
2013
4th Quarter	February 14, 2014		$0.5350	$47,453
2014
1st Quarter	May 15, 2014		$0.5500	$48,783
2nd Quarter	August 14, 2014		$0.5650	$50,114
3rd Quarter	November 14, 2014		$0.5800	$54,112
4th Quarter	February 13, 2015		$0.5950	$56,542
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015		$0.6250	$68,737
3rd Quarter	November 13, 2015		$0.6400	$70,387
4th Quarter	February 12, 2016	(1)	$0.6550	$72,036

(1)	This distribution was paid on February 12, 2016 to unitholders of record as of January 29, 2016.

Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2015.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$—	$1,115,000	$1,807,054	$2,922,054
Estimated interest payable on long-term debt (2)	114,493	228,987	228,907	207,898	780,285
Operating lease obligations	23,878	33,101	28,445	82,138	167,562
Unconditional purchase obligations (3)	111,173	—	—	—	111,173
Other Cash Commitments:
Asset retirement obligations (4)	9,760	65,549	—	113,353	188,662
Total	$259,304	$327,637	$1,372,352	$2,210,443	$4,169,736

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of July 28, 2019. We have $350 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2021(the "2021 Notes"), $750 million in aggregate principal amount of senior unsecured notes that mature on August 1, 2022 (the "2022 Notes"), $400 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2023 (the "2023 Notes"), and $350 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2021, 2022, 2023 and 2024 Notes are 5.75%, 6.75%. 6.00% and 5.625%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2015 under our credit facility remained outstanding through the final maturity date of July 28, 2019 and interest rates remained at the December 31, 2015 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil and petroleum products are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2015 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)
Represents the estimated future asset retirement obligations on an undiscounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2015 was $188.7 million and is further discussed in Note 6 to our Consolidated Financial Statements.

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
We perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2015, our market capitalization exceeded the book value of our equity; therefore, since there were no events or changes in circumstances indicating impairment issues, we determined that it was not necessary to perform an interim assessment as of December 31, 2015. We did not have any goodwill impairments in 2015, 2014 or 2013.
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
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2015, we had 476,884 phantom units outstanding and recorded $7.7 million of expense during 2015. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2015, we estimated approximately $5.5 million of remaining compensation costs to be recognized over a weighted average period of approximately one year for these awards. Changes in our assumptions may impact our liabilities and expenses related to these awards.
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
At December 31, 2015, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
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
In April 2015, the FASB issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted and we have adopted this guidance in the fourth quarter of 2015.
In July 2015, the FASB issued guidance modifying the accounting for inventory. Under this guidance, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued guidance in response to stakeholder feedback that restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination adds cost and complexity to financial reporting but does not significantly improve the usefulness of information provided to users. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. Early application is permitted for financial statements that have not been issued. We are currently evaluating this guidance.
In November 2015, the FASB issued guidance amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be adopted either prospectively or retrospectively. We elected to early adopt this guidance prospectively in the fourth quarter of 2015 and as such all deferred tax liabilities on our consolidated balance sheet are presented as non-current for the year ended December 31, 2015.
In February 2016, the FASB issued guidance to improve the transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The guidance also requires additional disclosure about leasing arrangements. The guidance is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating this guidance.
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
Our primary price risk relates to the effect of crude oil and petroleum products price fluctuations on our inventories and the fluctuations each month in grade and location differentials and their effect on future contractual commitments. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks that are inherent in our gathering and marketing activities. We believe our hedging activities have been successful in helping to mitigate these risks.
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2015 were categorized as non-trading. On December 31, 2015 we had entered into NYMEX future contracts that will settle between February and March 2016 and NYMEX options contracts that will settle during February and May 2016. This accounting treatment is discussed further in Note 17 to our Consolidated Financial Statements.
The table below presents information about our open derivative contracts at December 31, 2015. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2015 quoted market prices on the NYMEX. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price		Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
NYMEX Futures Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	491	Bbl		$37.81	$18,617	$88	$18,705
Crude Oil Swaps	Bbl	290	Bbl		$1.28	$372	$(150)	$222
Diesel	Bbl	86	Gal	(1)	$1.30	$4,709	$(563)	$4,146
#6 Fuel Oil	Bbl	165	Bbl		$26.97	$4,451	$(766)	$3,685

Buy (Long) Contracts:
Crude Oil	Bbl	6	Bbl		$36.48	$219	$4	$223
Diesel	Bbl	6	Gal	(1)	$1.15	$290	$(4)	$286

NYMEX Option Contracts (2)
Written Contracts:
Crude Oil	Bbl	95	Bbl		$1.50	$142	$(19)	$123

Purchased Contracts:
Crude Oil	Bbl	35	Bbl		$0.64	$23	$—	$23

(1)	Prices and volumes as presented as quoted on the NYMEX. To calculate the total contract value the price per unit in gallons should be multiplied by 42 gallons to convert into a price per barrel.

(2)	Weighted average premium received/paid.
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2015, we had $1.1 billion of debt outstanding under our credit facility. For the year ended December 31, 2015, a 10% change in LIBOR would have resulted in approximately a $2.1 million change in net income.
Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements”.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on those criteria.
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. Due to the recent nature and scale of this business combination, it was not practical from a timing or resource standpoint for us to conduct a thorough assessment of the internal control over financial reporting prior to December 31, 2015 as relating to our acquisition of this business. As a result, we excluded our Enterprise acquisition from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. We are in the process of implementing our internal control structure over the operations surrounding our offshore pipelines and services business acquired from Enterprise Products Partners, L.P. and expect that this effort will be completed in 2016. The offshore pipelines and services business acquired from Enterprise Products Partners, L.P. accounted for approximately 6% of our consolidated revenues for the year ended December 31, 2015 and approximately 40% of our total consolidated assets at December 31, 2015.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Deloitte & Touche’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”
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
Collectively, members of the Davison family own approximately 11.6% of our Class A Common Units and 76.9% of our Class B Common Units, for a combined ownership percentage of 11.6% of total Common Units. The Davison family is entitled to elect up to three directors under terms of its unitholders rights agreement. If members of the Davison family own (i) 15% or more of our common units, they have the right to appoint three directors, (ii) less than 15% but more than 10%, they have the right to appoint two directors, and (iii) less than 10%, they have the right to appoint one director. So long as the Davison family has the right to elect three directors, our board of directors cannot have more than 11 directors without the Davison family’s consent.
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
Our board of directors believes that it is important to align (when practical) the interests of the members of our board of directors and certain of our officers with the interests of our long-term stakeholders. Our board of directors has adopted certain policies to further promote that alignment of interests. For example, among other things, our policies prohibit our directors and officers from (i) buying, selling or engaging in transactions with respect to our common units while they are aware of material non-public information and (ii) engaging in short sales of our securities. Certain of our directors and/or officers own substantial amounts of our units, some of which are pledged and/or held in broker margin accounts. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 26, 2016.

Name	Age	Position
Grant E. Sims	60	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	69	Director
James E. Davison	78	Director
James E. Davison, Jr.	49	Director
Sharilyn S. Gasaway	47	Director
Kenneth M. Jastrow II	68	Director
Corbin J. Robertson III	45	Director
Jack T. Taylor	64	Director
Robert V. Deere	61	Chief Financial Officer
Paul A. Davis	52	Senior Vice President
Stephen M. Smith	39	Vice President
Richard R. Alexander	40	Vice President
Karen N. Pape	57	Senior Vice President and Controller
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
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of Origin Bancorp, Inc. and serves on its nominating and corporate governance, finance, and compensation committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009. She served as Controller of Alltel Corporation from 2002 through 2006. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the nominating committee of JB Hunt and the nominating and corporate governance committee and investment committees of Waddell and Reed. Ms. Gasaway provides our board of directors valuable management and financial expertise, including an understanding of the accounting and financial matters that we address on a regular basis.
Kenneth M. Jastrow II has served as a director of our general partner since March 2010 and serves as chairperson of the G&C Committee. Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow is also a director and serves on the compensation committee of KB Home and MGIC Investment Corporation.  Mr. Jastrow

formerly served as Non-Executive Chairman of Forestar Group, Inc.  Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
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
Jack T. Taylor has served as a director of our general partner since July 2013. Mr. Taylor is currently a director of Sempra Energy and Murphy USA Inc. Additionally, Mr. Taylor currently serves on the audit committee of Sempra Energy and Murphy USA Inc. Mr. Taylor was a partner of KPMG LLP for 29 years, where from 2005 to 2010 he served as KPMG's Chief Operating Officer-Americas and Executive Vice Chair of U.S. Operations and from 2001 to 2005 he served as the Vice Chairman of U.S. Audit and Risk Advisory Services. Mr. Taylor’s extensive experience with financial and public accounting issues, his various leadership roles at KPMG LLP and his extensive knowledge of the energy industry make him a valuable resource to our board of directors.
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
Karen N. Pape has served as Senior Vice President and Controller of our general partner since July 2007 and served as Vice President and Controller from May 2002 until July 2007.
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
Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2015.

Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2015 were:

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
Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases and long-term incentive awards are made or granted. Bonuses are paid by March 15th of the year following the year in which they are earned.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes the Committee to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2015, the G&C Committee engaged BDO, an independent compensation consultant, to assist the Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
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
The peer group used for this market analysis in 2015 consisted of the following 15 companies in the energy industry: Atlas Pipeline Partners, Buckeye Partners, Calumet Specialty Products Partners, Plains All American Pipeline, Enlink

Midstream Partners (formerly known as Crosstex Energy Partners), DCP Midstream Partners, HollyFrontier Corporation, Magellan Midstream Partners, Markwest Energy Partners, NuStar Energy, Regency Energy Partners, Sunoco Logistics Partners, Targa Resources Partners, Western Refining and Summit Midstream Partners. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles and comparable growth or capital programs to us.
The Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above. The 2015 peer group is different from the 2014 group due to the addition of Summit Midstream Partners and the elimination of PVR Partners and Eagle Rock Energy Partners, whose midstream assets were acquired by Regency Energy Partners.
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
Elements of Our Compensation Program and Compensation Decisions for 2015
The primary elements of our compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2015, the elements of our compensation program for the NEOs consisted of the following:

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
In April 2015, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities and, as a result, approved market adjustments for the following NEOs: Mr. Sims' salary was increased 14% to $600,000, Mr. Smith’s salary was increased 8% to $325,000 and Mr. Alexander's salary was increased 8% to $325,000. The G&C Committee determined that such increases were necessary to align salaries to comparable market levels and were warranted in light of their individual performance and increased levels of responsibility related to the management of the company. Mr. Deere's and Mr. Davis' salaries of $450,000 and $375,000, respectively, were not increased in 2015.
Bonuses
Our NEOs participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is set following the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. For 2015, the G&C Committee set each NEO’s bonus target as a percentage of salary as follows:

2015
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
As in prior years, the 2015 general bonus pool was weighted and calculated as follows: the level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee was weighted 90% and the achieved level of the safety incident rate was weighted 10%. The sum of the weighted percentage achievement of these targets was multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. However, because the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts, the amount of the general bonus pool and individual award amounts is not formulaic.
The total 2015 pool approved for such bonuses, inclusive of other discretionary downward adjustments, was approximately $5 million. Messrs. Davis, Smith, and Alexander were awarded bonuses of $93,750, $75,000 and $200,000 respectively in recognition of their leadership of their respective areas of responsibility. The bonuses were approved based on the G&C Committee's subjective review of the operational and financial performance of the company, industry expectations and individual performance. The bonuses will be paid in March 2016. Messrs. Sims and Deere voluntarily elected not to be considered for a bonus.
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
Targeted grant values for the NEOs are set following the analysis of market practices of the peer group and consideration of the level of salary and targeted bonus for each NEO. For 2015, the G&C Committee established the following long-term incentive target grant values for each of our NEOs:

2015
Name	Long-Term Incentive Target Grant Value
Grant E. Sims	$1,800,000
Robert V. Deere	$900,000
Paul A. Davis	$750,000
Stephen M. Smith	$650,000
Richard R. Alexander	$650,000
In April 2015, phantom units were granted to each of our NEOs and certain non-officer employees under the 2010 LTIP. The number of units granted was determined by dividing the average 20-day closing price of our units through the date of grant by the long-term incentive target amount. The phantom units will be paid in cash upon vesting based on the average closing price of the common units for the 20 trading days immediately prior to the date of vesting. The phantom units granted to our NEOs in April 2015 were all performance-based awards.

Performance-based awards granted to our NEOs and non-officer employees will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units for each such NEO or non-officer employee, if certain quarterly cash distribution targets are achieved in the fourth quarter of 2017. In order to align the interests of our NEOs with our common unitholders and incentivize the NEOs to meet targeted distribution annual growth rates ranging between approximately 5% and 9% (which are deemed achievable growth rates by the G&C Committee), these awards will vest as follows:
(i) if the quarterly cash distribution on the common units for the fourth quarter of 2017 is $0.67 per unit, 50% of the target number of phantom units granted will vest, and the remainder will be forfeited;
(ii) if the quarterly cash distribution on the common units is $0.72 per unit, 100% of the target number of phantom units granted will vest; or
(iii) if the quarterly cash distribution on the common units is $0.78 per unit or greater, 150% of the target number of phantom units granted will vest.
Should the quarterly cash distribution on the common units fall between the range of $0.67 per unit and $0.78 per unit, the phantom units will vest between 50% and 150% of the number targeted on a proportionately adjusted basis (for example, if the quarterly cash distribution on the common units is $0.70 per unit, 75% of the phantom units targeted will vest or if the quarterly cash distribution on the common units is $0.75 per unit, 125% of the phantom units targeted will vest). If the quarterly cash distribution is below $0.67 per unit for the fourth quarter of 2017, all of the performance-based phantom units granted will be forfeited.
The phantom units also include distribution equivalent rights, or DERs, which are granted in tandem with all phantom units. DERs on service-based awards to our non-officer employees will be paid quarterly in connection with the related phantom units. DERs on all granted performance-based awards to our NEOs are also paid quarterly on the number of units corresponding to the number of units in the initial grant.
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

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2015, 2014 and 2013.

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2015	$576,923	$—	$1,755,771	$190,851	$2,523,545
Chief Executive Officer	2014	525,000	—	401,163	182,187	1,108,350
(Principal Executive Officer)	2013	517,308	—	1,248,181	196,119	1,961,608
Robert V. Deere	2015	450,000	—	658,448	108,449	1,216,897
Chief Financial Officer	2014	450,000	—	401,163	102,482	953,645
(Principal Financial Officer)	2013	446,923	—	499,291	104,808	1,051,022
Paul A. Davis	2015	375,000	243,750	585,287	101,761	1,305,798
Senior Vice President	2014	359,615	350,000	601,718	63,838	1,375,171
	2013	311,154	250,000	424,374	33,843	1,019,371
Stephen M. Smith	2015	317,308	225,000	438,966	85,268	1,066,542
Vice President	2014	292,308	150,000	401,163	65,071	908,542
	2013	267,308	—	324,563	59,079	650,950
Richard R. Alexander (3)	2015	317,308	300,000	585,287	112,299	1,314,894
Vice President	2014	295,192	300,000	300,859	54,619	950,670

(1)
For 2015, Mr. Davis received a retention bonus of $150,000 and a bonus of $93,750, Mr. Smith received a retention bonus of $150,000 and a bonus of $75,000 and Mr. Alexander received a retention bonus of $100,000 and a bonus of $200,000. The retention bonuses granted to these three NEO's were granted in March 2015 and were contingent upon continued employment through July and December 2015.

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

(3)	Mr. Alexander became an executive officer of our general partner in November 2014.

(4)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2015.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$10,600	$1,458	$178,793	$190,851
Robert V. Deere	$26,500	$1,458	$80,491	$108,449
Paul A. Davis	$26,500	$1,458	$73,803	$101,761
Stephen M. Smith	$24,100	$1,458	$59,710	$85,268
Richard R. Alexander	$26,500	$1,458	$84,341	$112,299
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs.
Grants of Plan-Based Awards in Fiscal Year 2015
The following table shows equity incentive plan awards granted to our NEOs in 2015.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Market Price of Common Units on Award Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
Grant E. Sims	4/14/2015	19,235	38,470	57,705	$46.79	$1,755,771
Robert V. Deere	4/14/2015	7,214	14,427	21,641	$46.79	$658,448
Paul A. Davis	4/14/2015	6,412	12,824	19,236	$46.79	$585,287
Stephen M. Smith	4/14/2015	4,809	9,618	14,427	$46.79	$438,966
Richard R. Alexander	4/14/2015	6,412	12,824	7,222	$46.79	$585,287

(1)
Represents the number of phantom units that each NEO can earn of grant awarded on April 14, 2015, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2017. See additional discussion in "Long-Term Incentive Compensation" above.

(2)	Represents the closing market price of our common units on the date of the phantom unit award on April 14, 2015.

(3)
The amounts in this column for each NEO represent the fair value of the award on the date of the grant (as calculated in accordance with accounting guidance for equity-based compensation) using the twenty day average closing price of our common units through the date of grant ($45.64).

Employment Agreements
Paul A. Davis
Mr. Davis entered into a letter agreement in March 2012 relating to his employment and providing for a base salary, which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Davis is $375,000. That agreement provides that Mr. Davis is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change of Control" below.
Richard R. Alexander
Mr. Alexander entered into an employment agreement in July 2008 relating to his employment and providing for a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Alexander is $325,000. That agreement provides that Mr. Alexander is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change of Control" below.

Outstanding Equity Awards at December 31, 2015
The following table presents the information regarding the outstanding equity awards to our NEOs at December 31, 2015.

		Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/14/2015	57,705	$1,986,206
	4/8/2014	11,111	$382,441
	4/9/2013	39,861	$1,372,016
Robert V. Deere	4/14/2015	21,641	$744,883
	4/8/2014	11,111	$382,441
	4/9/2013	15,945	$548,827
Paul A. Davis	4/14/2015	19,236	$662,103
	4/9/2014	16,665	$573,609
	4/9/2013	13,553	$466,494
Stephen M. Smith	4/14/2015	14,427	$496,577
	4/8/2014	11,111	$382,441
	4/9/2013	10,365	$356,763
Richard R. Alexander (3)	4/14/2015	19,236	$662,103
	4/8/2014	7,222	$248,581
	4/9/2013	6,910	$237,842

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

(3)
Phantom units outstanding for Mr. Alexander include 2,222 and 2,126 service based units for 2014 and 2013, respectively. The remainder of the outstanding units held by Mr. Alexander and represented above are performance based units.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2015 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	57,300	$2,590,332
Robert V. Deere	22,410	$1,013,078
Stephen M. Smith	15,917	$719,529
Richard R. Alexander	11,035	$498,831
Paul A. Davis	—	$—
The phantom unit awards granted to our NEOs in 2012 vested on April 10, 2015 and, pursuant to our 2010 Long Term Incentive Plan, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested. We achieved the maximum target for 2012 of a quarterly distribution to common unitholders of $0.57 per unit; therefore the number of phantom units vested in the table above represents 150% of the initial award. Those phantom unit awards were paid in cash.
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

Based upon a hypothetical termination date of December 31, 2015, the termination benefits for Messrs. Sims, Deere, Davis, Smith and Alexander for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2015, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$325,000
Healthcare	22,607
Total	$347,607
If termination occurs due to death or disability, Messrs. Sims, Deere, Davis, Smith, and Alexander would vest in outstanding phantom unit awards under our 2010 LTIP. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2015 would result in payments under the 2010 LTIP of the following amounts upon death or disability:

Grant E. Sims	$2,493,763
Robert V. Deere	$1,117,411
Paul A. Davis	$1,134,793
Stephen A. Smith	$823,843
Richard R. Alexander	$815,547

Based on a hypothetical simultaneous change of control and termination date of December 31, 2015, the change of control termination benefits for Messrs. Sims, Deere, Davis, Smith, and Alexander would have been as follows:

	Grant E. Sims	Robert V. Deere	Paul A. Davis	Stephen M. Smith	Richard R. Alexander
Severance pursuant to employment agreement	$—	$—	$1,500,000	$—	$325,000
Healthcare	—	—	33,911	—	22,607
Cash payment for vested phantom units under 2010 LTIP	2,493,763	1,117,411	1,134,793	823,843	815,547
Total	$2,493,763	$1,117,411	$2,668,704	$823,843	$1,163,154
Director Compensation in Fiscal Year 2015
The table below reflects compensation for the directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$90,000	$100,000	$14,629	$204,629
James E. Davison, Jr.	$92,000	$100,000	$14,629	$206,629
Sharilyn S. Gasaway	$112,500	$112,500	$16,523	$241,523
Kenneth M. Jastrow II	$104,500	$112,500	$16,356	$233,356
Corbin J. Robertson III	$90,000	$100,000	$14,736	$204,736
Conrad P. Albert	$104,500	$102,500	$10,457	$217,457
Jack T. Taylor	$104,500	$102,500	$10,457	$217,457

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2015 consist of phantom units granted under our 2010 LTIP and stock appreciation rights pursuant to our Stock Appreciation Rights Plan. Messrs. James Davison and James Davison, Jr. each hold 5,922 outstanding phantom units and 1,000 stock appreciation rights. Messrs. Jastrow, Robertson, Albert, Taylor and Ms. Gasaway hold 6,658, 5,952, 5,126, 5,126 and 6,681 outstanding phantom units, respectively.

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
The lead director and chairpersons of the audit committee and G&C Committee receive an additional amount of base compensation split equally between cash and phantom units, which cash compensation is paid in equal quarterly installments. Such additional amount is $10,000 for the lead director, $25,000 for the chair of the audit committee and $15,000 for the chair of the G&C Committee.
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
There were no outstanding phantom units under this plan as of December 31, 2015, 2014 or 2013. For additional discussion of our 2007 LTIP, see Note 15 to our Consolidated Financial Statements in Item 8.
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 26, 2016, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,376,282	(2)	3.1%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	4.8%	13,648	34.1%
Sharilyn S. Gasaway	269,445		*	1,081	2.7%
Kenneth M. Jastrow II	—		—	—	—
Corbin J. Robertson III	1,811,567	(4)	1.6%	—	—
Jack T. Taylor	2,865		*	—	—
Grant E. Sims	2,956,737	(5)	2.7%	7,087	17.7%
Robert V. Deere	750,987		*	1,052	2.6%
Paul A. Davis	15,152		*	—	—
Stephen M. Smith	416,144	(6)	*	—	—
Richard R. Alexander	10,000	(7)	*	—	—
Karen N. Pape	152,131		*	—	—
All directors and executive officers as a group (13 in total)	15,090,242		13.7%	32,321	80.8%

Steven K. Davison	2,392,839	(8)	2.2%	7,676	19.2%
Tortoise Capital Advisors, L.L.C	6,050,317		5.5%	—
Goldman Sachs Asset Management	6,613,810		6.0%	—	—
OppenheimerFunds, Inc.	6,078,047		5.5%	—	—
Alerian MLP ETF	7,377,877		6.7%	—	—

*	Less than 1%

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

(4)
Mr. Robertson pledged 1,590,039 of these Class A Common Units as collateral for margin accounts. Includes 198,785 Class A Common Units held by The Corbin J. Robertson III 2009 Family Trust and 5,743 Class A Common Units held by Corby & Brooke Robertson 2006 Family Trust. Also included are 20,000 Class A Common Units held by BHJ Investments, LP, whose members include Mr. Robertson, the Corby and Brooke Robertson 2014 Children's Trust, and Brooke Robertson as Mr. Robertson's wife.

(5)
Mr. Sims pledged 1,450,000 of these Class A Common Units as collateral for loans from a bank. Includes 1,000 Class A Common Units held by Mr. Sims’ father, of which Mr. Sims disclaims beneficial ownership.

(6)	Mr. Smith pledged 350,000 Class A Common Units as collateral for margin brokerage accounts.

(7)	Mr. Alexander pledged these 10,000 Class A Common Units as collateral for margin brokerage accounts.

(8)	Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2015. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2015, Mr. Sims (our CEO and a director) had two sons that worked as a vice president and a manager in our supply and logistics department. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our supply and logistics department. In the aggregate, these family members received total W-2 compensation of less than $1,000,000.
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

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014.

	2015	2014
	(in thousands)
Audit Fees (1)	$3,496	$2,489
Tax Fees (2)	739	839
All Other Fees (3)	8	8
Total	$4,243	$3,336

(1)
Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.

(2)	Includes fees for tax return preparation and tax consultations.

(3)	Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Deloitte in 2015 and 2014 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Deloitte in 2015 and 2014, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements and Financial Statement Schedules”.
(a)(2) Financial Statement Schedules.
See “Index to Consolidated Financial Statements and Financial Statement Schedules”.
(a)(3) Exhibits

2.1
Purchase and Sale Agreement, dated July 16, 2015, by and between Genesis Energy L.P. and Enterprise Products Operating, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated July 16 2015, File No. 001-12295).

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

3.8	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
4.2	Form of Common Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 17, 2008, File No. 001-12295).
4.3	Davison Unitholder Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.4
Amendment No. 1 to the Davison Unitholder Rights Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 19, 2007, File No. 001-12295).

4.5
Amendment No. 2 to the Davison Unitholder Rights Agreement dated December 28, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.6	Davison Registration Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.7
Amendment No. 1 to the Davison Registration Rights Agreement, dated October 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2007, File No. 001-12295).

4.8
Amendment No. 2 to the Davison Registration Rights Agreement, dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 11, 2007, File No. 001-12295).

4.9
Amendment No. 3 to the Davison Registration Rights Agreement, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.10
Registration Rights Agreement, dated as of December 28, 2010, by and among Genesis Energy, L.P. and the former unitholders of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k dated January 3, 2011, File No. 001-12295).

4.11
Indenture for 7.875% Senior Subordinated Notes due 2018, dated November 18, 2010 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 23, 2010, File No. 001-12295).

4.12
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

4.14
Third Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 28, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.15
Fourth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of June 30, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.16
Fifth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 13, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.17
Sixth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of September 22, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 dated September 26, 2011, File No. 333-177012).

4.18
Seventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 5, 2011, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.19
Eighth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 3, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.20
Ninth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 27, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to Form 10-K filed on February 29, 2012, File No. 001-12295).

4.21
Tenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 6, 2012, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 to Form 10-K filed on February 26, 2013, File No. 001-12295).

4.22
Eleventh Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 28, 2013, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 26, 2013, File No. 001-12295).

4.23
Twelfth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to Form 10-K filed on February 27, 2014, File No. 001-12295).

4.24
Thirteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of May 7, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.19 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.25
Fourteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.26
Fifteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.21 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.27
Sixteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.22 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.28
Seventeenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.23 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.29
Eighteenth Supplemental Indenture for 7.875% Senior Subordinated Notes due 2018, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.24 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.30
Indenture for 5.75% Senior Subordinated Notes due 2021, dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

4.31
First Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to Form 10-K filed on February 27, 2014, File No. 001-12295).

4.32
Second Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of May 7, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.33
Third Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.28 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.34
Fourth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.29 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.35
Fifth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.30 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.36
Sixth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.31 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.37
Seventh Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.32 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.38
Eighth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.39
Ninth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.40
Tenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

*	4.41
Eleventh Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee.

4.42
Indenture for 5.625% Senior Notes due 2024, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2014, File No. 001-12295).

4.43
Supplemental Indenture for the Issuer's 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-K filed on May 15, 2014, File No. 001-12295).

4.44
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.35 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.45
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.36 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.46
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.47
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.38 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.48
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.39 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.49
Seventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.50
Eighth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.51
Ninth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

*	4.52
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.53
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.54
Supplemental Indenture for the Issuers' 6.000% Senior Notes due 2023, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.55
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.56
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.57
Fourth Supplemental Indenture for 6.75% Senior Notes due 2022, dated as of July 23, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee to the Indenture dated as of May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated July 28, 2015, File No. 001-12295).

4.58
Fifth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

*	4.59
Sixth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

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

*	10.3
Second Amendment to Fourth Amended and Restated Credit Agreement and Joinder Agreement, dated as of July 17, 2015, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto.

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 17, 2015, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 23, 2015, File No. 001-12295).

10.5
Pipeline Financing Lease Agreement by and between Genesis NEJD Pipeline, LLC, as Lessor and Denbury Onshore, LLC, as Lessee for the North East Jackson Dome Pipeline dated May 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2008, File No. 001-12295).

10.6
Transportation Services Agreement between Genesis Free State Pipeline, LLC, as Lessor and Denbury Onshore, LLC dated May 30, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 5, 2008, File No. 001-12295).

10.7
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2010, File No. 001-12295).

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
Employment Agreement by and between Genesis Energy, LLC and Paul A. Davis, dated March 5, 2012 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated February 26, 2013, File No. 001-12295).

	10.18	+
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 ((incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated February 27, 2015, File No. 001-12295).

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

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 26, 2016	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 26, 2016
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2016
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 26, 2016
/s/ JAMES E. DAVISON James E. Davison	Director	February 26, 2016
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 26, 2016
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 26, 2016
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 26, 2016
/s/ CORBIN J. ROBERTSON, III Corbin J. Robertson, III	Director	February 26, 2016
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 26, 2016

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the offshore pipelines and services business acquired from Enterprise Products Partners, L.P., which was acquired in July 2015 and whose financial statements constitute approximately 40% of total assets and approximately 6% of total revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at the offshore pipelines and services business acquired from Enterprise Products Partners, L.P.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 26, 2016

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,895	$9,462
Accounts receivable—trade, net	219,532	271,529
Inventories	43,775	46,829
Other	32,114	27,546
Total current assets	306,316	355,366
FIXED ASSETS, at cost	4,310,226	1,899,058
Less: Accumulated depreciation	(378,247)	(268,057)
Net fixed assets	3,931,979	1,631,001
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	139,728	145,959
EQUITY INVESTEES	474,392	628,780
INTANGIBLE ASSETS, net of amortization	223,446	82,931
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	58,692	41,541
TOTAL ASSETS	$5,459,599	$3,210,624
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$140,726	$245,405
Accrued liabilities	161,410	117,740
Total current liabilities	302,136	363,145
SENIOR SECURED CREDIT FACILITY	1,115,000	550,400
SENIOR UNSECURED NOTES, net of debt issuance costs	1,807,054	1,030,889
DEFERRED TAX LIABILITIES	22,586	18,754
OTHER LONG-TERM LIABILITIES	192,072	18,233
COMMITMENTS AND CONTINGENCIES (Note 19)
PARTNERS’ CAPITAL:
Common unitholders, 109,979,218 and 95,029,218 units issued and outstanding at December 31, 2015 and 2014, respectively	2,029,101	1,229,203
Noncontrolling interests	(8,350)	—
Total partners' capital	2,020,751	1,229,203
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,459,599	$3,210,624
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Offshore pipeline transportation services	$140,230	$3,296	$3,923
Onshore pipeline transportation services	77,092	83,157	82,585
Refinery services	177,880	207,401	205,985
Marine transportation	238,757	229,282	152,542
Supply and logistics	1,612,570	3,323,028	3,689,795
Total revenues	2,246,529	3,846,164	4,134,830
COSTS AND EXPENSES:
Supply and logistics product costs	1,481,619	3,166,336	3,547,141
Supply and logistics operating costs	95,878	110,716	102,187
Marine transportation operating costs	135,200	142,793	104,676
Refinery services operating costs	96,806	121,401	131,289
Offshore pipeline transportation operating costs	39,713	1,271	1,234
Onshore pipeline transportation operating costs	25,311	29,496	25,972
General and administrative	64,995	50,692	46,790
Depreciation and amortization	150,140	90,908	64,784
Total costs and expenses	2,089,662	3,713,613	4,024,073
OPERATING INCOME	156,867	132,551	110,757
Equity in earnings of equity investees	54,450	43,135	22,675
Interest expense	(100,596)	(66,639)	(48,583)
Gain on basis step up on historical interest	332,380	—	—
Other income/(expense), net	(17,529)	—	—
Income from continuing operations before income taxes	425,572	109,047	84,849
Income tax expense	(3,987)	(2,845)	(845)
Income from continuing operations	421,585	106,202	84,004
Income from discontinued operations	—	—	2,105
NET INCOME	421,585	106,202	86,109
Net loss attributable to noncontrolling interests	943	—	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$422,528	$106,202	$86,109
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Continuing operations	$4.09	$1.18	$1.00
Discontinued operations	—	—	0.03
Net income per common unit	$4.09	$1.18	$1.03
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	103,004	90,060	83,957
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Total
December 31, 2012	81,203	$916,495	$—	$916,495
Net income	—	86,109	—	86,109
Cash distributions to partners, net	—	(168,441)	—	(168,441)
Issuance of units for cash, net (Note 11)	5,750	263,574	—	263,574
Conversion of waiver units	1,738	—	—	—
December 31, 2013	88,691	1,097,737	—	1,097,737
Net income	—	106,202	—	106,202
Cash distributions to partners, net	—	(200,461)	—	(200,461)
Issuance of units for cash, net (Note 11)	4,600	225,725	—	225,725
Conversion of waiver units	1,738	—	—	—
December 31, 2014	95,029	1,229,203	—	1,229,203
Net income (loss)	—	422,528	(943)	421,585
Noncontrolling interest from acquisition	—	—	(6,447)	(6,447)
Cash distributions to partners, net	—	(256,389)	—	(256,389)
Cash distributions to noncontrolling interests	—	—	(960)	(960)
Issuance of common units for cash, net (Note 11)	14,950	633,759	—	633,759
December 31, 2015	109,979	$2,029,101	$(8,350)	$2,020,751
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421,585	$106,202	$86,109
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	150,140	90,908	64,796
Gain on basis step up on historical interest	(332,380)	—	—
Amortization and write-off of debt issuance costs and premium	10,881	4,785	4,339
Amortization of unearned income and initial direct costs on direct financing leases	(14,979)	(15,706)	(16,152)
Payments received under direct financing leases	20,664	21,235	21,262
Equity in earnings of investments in equity investees	(54,450)	(43,135)	(22,675)
Cash distributions of earnings of equity investees	71,823	57,165	34,132
Non-cash effect of equity-based compensation plans	5,014	4,494	12,473
Deferred and other tax benefits	2,960	1,745	(152)
Unrealized (gains) losses on derivative transactions	(1,009)	(17,984)	1,313
Other, net	3,915	3,391	(873)
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 14)	5,372	77,954	(46,186)
Net cash provided by operating activities	289,536	291,054	138,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(495,774)	(443,482)	(343,119)
Cash distributions received from equity investees—return of investment	25,645	18,363	12,432
Investments in equity investees	(3,045)	(40,926)	(94,551)
Acquisitions	(1,520,299)	(157,000)	(230,880)
Contributions in aid of construction costs	3,179	—	—
Proceeds from asset sales and discontinued operations	2,811	272	1,910
Other, net	(1,976)	(1,214)	(1,622)
Net cash used in investing activities	(1,989,459)	(623,987)	(655,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,525,050	1,839,900	1,593,300
Repayments on senior secured credit facility	(960,450)	(1,872,300)	(1,510,500)
Proceeds from issuance of senior unsecured notes, including premium	1,139,718	350,000	350,000
Repayment of senior unsecured notes	(350,000)	—	—
Debt issuance costs	(28,901)	(11,896)	(8,157)
Issuance of common units for cash, net	633,759	225,725	263,574
Distributions to noncontrolling interests	(960)	—	—
Distributions to common unitholders	(256,389)	(200,461)	(168,441)
Other, net	(471)	2,561	(4,748)
Net cash provided by financing activities	1,701,356	333,529	515,028
Net increase (decrease) in cash and cash equivalents	1,433	596	(2,416)
Cash and cash equivalents at beginning of period	9,462	8,866	11,282
Cash and cash equivalents at end of period	$10,895	$9,462	$8,866

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a limited partnership focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, and in Wyoming and the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following five divisions that constitute our reportable segments:

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
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. That acquisition complements and substantially expands our existing offshore pipelines segment.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2015 and 2014 and our results of operations, changes in partners’ capital and cash flows for the years ended December 31, 2015, 2014 and 2013. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (or "Poseidon"), a 50% interest in Deepwater Gateway, LLC, a 25.7% interest in Neptune Pipeline Company, LLC and a 29% interest in Odyssey Pipeline L.L.C. (or "Odyssey"). We account for our investments in these joint ventures by the equity method of accounting. See Notes 3 and 8.
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
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our future asset retirement obligations relate to future costs associated with the removal of our crude oil and CO2 pipelines, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Accretion of the discount increases the liability and is recorded to expense. See Note 6.
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

CO2 Assets
Our CO2 assets include two volumetric production payments, which are amortized on a units-of-production method. These assets are included in Other Assets in our Consolidated Balance Sheets. See Note 9.
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
Costs incurred in connection with the issuance of long-term debt and certain amendments to our credit facilities have historically been capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization. Based on our early adoption of new FASB Guidance related to the balance sheet presentation of debt issuance costs, certain of our capitalized debt issuance costs related to our respective issuances of notes are now classified as reductions in long-term debt rather than non-current assets on the balance sheet. This new guidance does not have an impact on income statement presentation, nor does it impact the classification of debt issuance costs related to our credit facility. See below under "Recent and Proposed Accounting Pronouncements" for further discussion.
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
Onshore Pipeline Transportation—Revenues from transportation of crude oil by our pipelines are based on actual volumes at a published tariff. Tariff revenues are recognized either at the point of delivery or at the point of receipt pursuant to the specifications outlined in our regulated tariffs. Income from direct financing leases is being recognized ratably over the term of the leases and is included in pipeline revenues.
Offshore Pipeline Transportation—Revenue from our offshore pipelines is generally based upon a fixed fee per unit of volume gathered or transported multiplied by the volume delivered. Transportation fees are based either on contractual arrangements or tariffs regulated by the FERC. Revenue associated with these fee-based contracts and tariffs is recognized when volumes have been delivered. Revenues from offshore platform services are primarily dependent upon the level of commodity charges and/or demand-type fees billable to customers. Revenues from offshore platform services are recognized in the period the services are provided.  Revenue from commodity charges is based on a fee per unit of volume (typically per MMcf of natural gas or per barrel of crude oil) delivered to the platform multiplied by the total volume of each product delivered. Demand-type fees are similar to firm capacity reservation agreements for a pipeline in that they are charged to a customer regardless of the volume the customer actually delivers to the platform. Contracts for platform services often include both demand-type fees and commodity charges, but demand-type fees generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.
In order to compensate us for bearing the risk of volumetric losses in volumes that occur to crude oil in our pipelines (onshore and offshore) due to temperature, crude quality and the inherent difficulties of measurement of liquids in a pipeline, our tariffs and agreements include the right for us to make volumetric deductions from the shippers for quality and volumetric fluctuations. We refer to these deductions as pipeline loss allowances.
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
Cost of Sales and Operating Expenses
Supply and logistics costs and expenses include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels , including personnel costs, fuel and maintenance of our or third-party owned equipment.
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
The most significant operating costs in our refinery services segment consist of the costs to operate NaHS plants located at various refineries, caustic soda used in the process of processing the refiner’s sour gas, and costs to transport the NaHS and caustic soda.
Pipeline operating costs consist primarily of power costs to operate pumping and platform equipment, personnel costs to operate the pipelines and platforms, insurance costs and costs associated with maintaining the integrity of our pipelines.

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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation and new accounting pronouncements, including the presentation of debt issuance costs relating to our senior unsecured notes as discussed further below in "Recent and Proposed Accounting Pronouncements".
Recent and Proposed Accounting Pronouncements
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
In April 2015, the FASB issued guidance that will require the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted and we have adopted this guidance in the fourth quarter of 2015. As a result of early adopting this pronouncement and applying it retrospectively to other assets and senior unsecured notes, such assets were reduced by $19.8 million as of December 31, 2014.

In July 2015, the FASB issued guidance modifying the accounting for inventory. Under this guidance, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued guidance in response to stakeholder feedback that restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination adds cost and complexity to financial reporting but does not significantly improve the usefulness of information provided to users. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standards update is effective for fiscal years and interim periods beginning after December 15, 2015. Early application is permitted for financial statements that have not been issued. We are currently evaluating this guidance.
In November 2015, the FASB issued guidance amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance may be adopted either prospectively or retrospectively. We elected to early adopt this guidance prospectively in the fourth quarter of 2015 and as such all deferred tax liabilities on our consolidated balance sheet are presented as non-current for the year ended December 31, 2015. We elected not to retrospectively adjust prior periods as the results of such adjustments were deemed immaterial.
In February 2016, the FASB issued guidance to improve the transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The guidance also requires additional disclosure about leasing arrangements. The guidance is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating this guidance.
3. Acquisitions and Divestitures
Acquisitions
Enterprise Offshore
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in offshore crude oil and natural gas pipelines and six offshore hub platforms, including a 36% interest in the Poseidon Oil Pipeline System, a 50% interest in the Southeast Keathley Canyon Oil Pipeline System, and a 50% interest in the Cameron Highway Oil Pipeline System. To finance that transaction, in July, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The remainder of that transaction was financed with borrowings under our senior secured credit facility.
We have reflected the financial results of the acquired business in our offshore pipeline transportation segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated preliminary fair values. Those preliminary fair values were developed by management with the assistance of a third-party valuation firm and are subject to change pending a final valuation report and final determination of working capital acquired and other purchase price adjustments. We expect to finalize the purchase price allocation for this transaction during 2016. We do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation.

The allocation of the purchase price, as presented on our Consolidated Balance Sheet, is summarized as follows:

Cash	$1,270
Accounts receivable	29,768
Inventories	600
Other current assets	10,432
Fixed assets	1,225,685
Intangible assets	79,050
Equity investees	352,535
Other assets	1,966
Accounts payable	(6,110)
Accrued liabilities	(18,662)
Other long-term liabilities	(161,412)
Noncontrolling interest	6,447
Total purchase price	$1,521,569

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
In connection with our valuation and preliminary purchase price allocation, we have identified asset retirement obligations ("AROs") relating to the crude oil pipelines, natural gas pipelines and related assets with a preliminary fair value of $158.2 million. Of these AROs, $9.8 million of retirement costs are estimated to be incurred within the next year and thus are included in accrued liabilities in the table above, as well as on our Consolidated Balance Sheet at December 31, 2015. The remainder of the AROs recorded as a result of our Enterprise acquisition are included within "Other long-term liabilities" in the table above, as well as on our Consolidated Balance Sheet. See further discussion of AROs assumed as a result of our Enterprise acquisition in Note 5.
Noncontrolling interest as shown in the table above relates to the preliminary fair value assigned to the 20% ownership interest of our joint venture partner in Independence Hub, LLC, a consolidated subsidiary acquired as a result of the Enterprise acquisition in which we have an 80% ownership interest.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Year Ended December 31,
2015
Revenues	$101,444
Net income	$58,805
The table below presents selected unaudited pro forma financial information incorporating the historical results of our newly acquired offshore pipeline transportation assets. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2013 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of the Enterprise offshore pipelines and services businesses and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had our Enterprise acquisition been completed on January 1, 2013.

	Year Ended December 31,
Pro forma consolidated financial operating results:	2015	2014	2013
Revenues	$2,421,989	$4,135,964	$4,372,827
Net Income Attributable to Genesis Energy L.P.	$425,363	$132,682	$81,287
Basic and diluted earnings per unit:
As reported net income per unit	$4.09	$1.18	$1.00
Pro forma net income per unit	$3.91	$1.32	$0.86
As relating to our Enterprise acquisition, we have incurred approximately $15 million in acquisition related costs through December 31, 2015. Such costs are included as "General and Administrative costs" on our Unaudited Condensed Consolidated Statement of Operations.
M/T American Phoenix
On November 13, 2014, we acquired the M/T American Phoenix from Mid Ocean Tanker Company for $157 million. The M/T American Phoenix is a modern double-hulled, Jones Act qualified tanker with 330,000 barrels of cargo capacity that was placed into service during 2012.
The purchase price of $157 million was paid to Mid Ocean Tanker Company in cash, as funded with proceeds from available and committed liquidity under our revolving credit facility. We have reflected the financial results of the acquired business in our marine transportation segment from the date of acquisition. We have recorded the assets acquired in the Consolidated Financial Statements at their fair values. Those fair values were developed by management.
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

Offshore Marine Transportation Business
In August 2013, we acquired substantially all of the assets of the downstream transportation business of Hornbeck Offshore Services, Inc. for $230.9 million, which we refer to as our offshore marine transportation business and assets. The total acquisition cost of $230.9 million was allocated to fixed assets on our Consolidated Balance Sheet. The acquired business was primarily comprised of nine barges and nine tug boats that transport crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean. That acquisition was funded with proceeds from our revolving credit facility. We have reflected the financial results of the acquired business in our marine segment from the date of the acquisition.
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

Year Ended December 31,
2013
Pro forma earnings data:
Revenues from continuing operations	$4,177,715
Net Income	$98,846
Divestitures
On December 31, 2013 we sold our vehicle fuel procurement and delivery logistics management services business. We sold the business for $1 million and recorded a gain on the sale of approximately $0.9 million, included in Income (loss) from discontinued operations on the Consolidated Statements of Operations. That business, previously reported in our supply and logistics revenues and costs and expenses, was reclassified as discontinued operations in our Consolidated Statements of Operations for the year ended December 31, 2013. The summarized operating results of our discontinued operations are as follows:

Year Ended December 31,
2013
Revenues	$593,733
Cost and expenses	592,505
Operating income	1,228
Interest income	2
Income before income taxes	1,230
Gain on sale of discontinued operations	875
Income from discontinued operations	$2,105

4. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2015	2014
Accounts receivable - trade	$220,978	$274,502
Allowance for doubtful accounts	(1,446)	(2,973)
Accounts receivable - trade, net	$219,532	$271,529
The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2015	2014	2013
Balance at beginning of period	$2,973	$1,526	$2,372
(Credited) charged to costs and expenses	1,242	1,447	(86)
Amounts written off	(2,769)	—	(760)
Balance at end of period	$1,446	$2,973	$1,526
5. Inventories
The major components of inventories were as follows:

	December 31,
	2015	2014
Petroleum products	$14,235	$30,108
Crude oil	22,815	7,266
Caustic soda	3,964	2,850
NaHS	2,755	6,603
Other	6	2
Total	$43,775	$46,829
Inventories are valued at the lower of cost or market. The market value of inventories was below recorded costs by approximately $0.9 million and $6.6 million at December 31, 2015 and 2014, respectively; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference.

6. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2015	2014
Crude oil pipelines and natural gas pipelines and related assets	$2,501,821	$466,613
Machinery and equipment	414,100	376,672
Transportation equipment	19,025	18,479
Marine vessels	794,508	731,016
Land, buildings and improvements	41,202	38,037
Office equipment, furniture and fixtures	7,540	6,696
Construction in progress	485,575	222,233
Other	46,455	39,312
Fixed assets, at cost	4,310,226	1,899,058
Less: Accumulated depreciation	(378,247)	(268,057)
Net fixed assets	$3,931,979	$1,631,001
Depreciation expense was $124.2 million, $73.2 million and $46.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. As a result of our Enterprise acquisition of the offshore pipeline and services business of Enterprise Products Partners, L.P. on July 24, 2015, we recorded AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2013	$14,332
Liabilities incurred	—
Accretion expense	458
December 31, 2014	14,790
AROs arising from our Enterprise acquisition	158,230
AROs from the consolidation of historical interests in CHOPS and SEKCO	1,988
Accretion expense	4,941
Revisions in timing of expected settlement	9,986
Settlements	(1,273)
December 31, 2015	$188,662

Of the ARO balances disclosed above, $9.8 million is included as current in "Accrued liabilities" on our Consolidated Balance Sheet, as of December 31, 2015. The remainder of the ARO liability as of December 31, 2015, as well as the ARO liability as of December 31, 2014, are included in "Other long-term liabilities" on our Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2016	$7,743
2017	$6,722
2018	$5,141
2019	$5,518
2020	$5,924
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2015 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Net Investment in Direct Financing Leases
Our direct financing leases include a lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we are paid quarterly payments, which commenced August 2008. These quarterly payments are fixed at approximately $20.7 million per year during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interests in the NEJD Pipeline to the lessee for a nominal payment. There are requirements in our leases that would provide credit support should the credit rating of our lessee fall to certain levels, and at December 31, 2015, no credit support is required.
The following table lists the components of the net investment in direct financing leases:

	December 31,
	2015	2014
Total minimum lease payments to be received	$257,111	$277,732
Estimated residual values of leased property (unguaranteed)	—	292
Unamortized initial direct costs	1,272	1,444
Less unearned income	(112,378)	(127,531)
Net investment in direct financing leases	146,005	151,937
Less current portion (included in other current assets)	(6,277)	(5,978)
Long-term portion of net investment in direct financing leases	$139,728	$145,959
At December 31, 2015, minimum lease payments to be received for each of the five succeeding fiscal years are $20.7 million.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2015 and 2014, the unamortized differences in carrying value totaled $414.0 million and $215.4 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
As part of our Enterprise acquisition, we increased our ownership interest in each of Cameron Highway Oil Pipeline Company ("CHOPS") and Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO") from 50% to 100%. Consequently, these entities were reflected as equity investees until July 24, 2015, at which point they became fully consolidated wholly owned subsidiaries. Upon consolidation, we recorded a $332.4 million non-cash gain due to the step up in basis on our historical interest.
Also, as part of our Enterprise acquisition, our ownership interest in Poseidon Oil Pipeline Company, LLC ("Poseidon") increased from 28% to 64%. We also acquired a 50% ownership interest in Deepwater Gateway, LLC and a 25.7% interest in Neptune Pipeline Company, LLC. These additional interests are accounted for as equity investments from the acquisition date of July 24, 2015.

The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2015	2014	2013
Genesis’ share of operating earnings	$17,157	$53,783	$33,152
Amortization of differences attributable to Genesis' carrying value of equity investments	37,293	(10,648)	(10,477)
Net equity in earnings	$54,450	$43,135	$22,675
Distributions received	$97,468	$75,528	$46,564

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis) including the effects of the change in our ownership interest due to the Enterprise acquisition previously discussed:

	December 31,
	2015	2014
BALANCE SHEET DATA:
Assets
Current assets	$38,871	$42,135
Fixed assets, net	450,108	1,015,305
Other assets	2,040	4,369
Total assets	$491,019	$1,061,809
Liabilities and equity
Current liabilities	$25,308	$25,369
Other liabilities	231,032	202,613
Equity	234,679	833,827
Total liabilities and equity	$491,019	$1,061,809

	Year Ended December 31,
	2015	2014	2013
INCOME STATEMENT DATA:
Revenues	$189,941	$246,265	$183,533
Operating Income	$26,101	$146,760	$102,107
Net Income	$7,810	$142,754	$99,357

Poseidon's revolving credit facility
Borrowings under Poseidon’s revolving credit facilities, which was amended and restated in February 2015, are primarily used to fund spending on capital projects. The February 2015 credit facility is non-recourse to Poseidon’s owners and secured by its assets. The February 2015 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these consolidated financial statements.

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2015 and 2014:

		December 31, 2015			December 31, 2014
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	5	$94,654	$86,285	$8,369	$94,654	$81,880	$12,774
Licensing agreements	6	38,678	31,694	6,984	38,678	28,983	9,695
Segment total		133,332	117,979	15,353	133,332	110,863	22,469
Supply & Logistics:
Customer relationships	5	35,430	32,044	3,386	35,430	30,228	5,202
Intangibles associated with lease	15	13,260	3,986	9,274	13,260	3,512	9,748
Segment total		48,690	36,030	12,660	48,690	33,740	14,950
Marine contract intangibles	5	27,000	900	26,100	32,000	833	31,167
Offshore pipeline contract intangibles	19	158,101	3,467	154,634	—	—	—
Other	5	22,819	8,120	14,699	22,797	8,452	14,345
Total		$389,942	$166,496	$223,446	$236,819	$153,888	$82,931
The licensing agreements referred to in the table above relate to the agreements we have with refiners to provide services. The supply and logistics lease relates to a terminal facility in Shreveport, Louisiana. The marine contract intangibles relate to the contracts we assumed in the purchase of the M/T American Phoenix in November 2014.
The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline identified in connection with our purchase price allocation surrounding the Enterprise Acquisition.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The supply and logistics lease, marine contract, offshore pipeline contract intangibles and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $20.0 million, $13.4 million and $14.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2016	2017	2018	2019	2020
Refinery Services:
Customer relationships	$3,471	$2,737	$2,161	$—	$—
Licensing agreements	2,510	2,324	2,150	—	—
Supply and Logistics:
Customer relationships	1,631	1,407	41	40	38
Intangibles associated with lease	474	474	474	474	474
Marine contract intangibles	5,400	5,400	5,400	5,400	4,500
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	2,270	2,252	2,252	2,252	2,252
Total	$24,077	$22,915	$20,799	$16,487	$15,585

Goodwill
The carrying amount of goodwill by business segment at both December 31, 2015 and 2014 was $301.9 million in refinery services and $23.1 million in supply and logistics. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2015	2014
CO2 volumetric production payments, net of amortization	$7,413	$9,395
Deferred marine charges (1)	29,871	13,042
Other deferred costs and deposits (2)	21,408	19,104
Other assets, net of amortization	$58,692	$41,541

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)

(2)
There has been a change in presentation relating to 2014 due to the adoption of guidance issued by the FASB that requires the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Previously debt issuance costs were reported as part of deferred charges. Genesis adopted this guidance in Q4 2015 and retrospectively adjusted the presentation of related costs as needed. For more information please refer to the discussion of recently issued accounting pronouncements in the Summary of Accounting Policies (Note 2).

The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $5.9 million in 2015, $4.2 million in 2014 and $3.9 million in 2013.
10. Debt
At December 31, 2015 and 2014, our obligations under debt arrangements consisted of the following:

	December 31, 2015			December 31, 2014
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,115,000	$—	$1,115,000	$550,400	$—	550,400
7.875% senior unsecured notes(2)	—	—	—	350,000	4,502	345,498
6.000% senior unsecured notes	400,000	7,825	392,175	—	—	—
5.750% senior unsecured notes	350,000	5,183	344,817	350,000	6,202	343,798
5.625% senior unsecured notes	350,000	7,510	342,490	350,000	8,407	341,593
6.750% senior unsecured notes	750,000	22,428	727,572	—	—	—
Total long-term debt	$2,965,000	$42,946	$2,922,054	$1,600,400	$19,111	$1,581,289

(1)
In April 2015, the FASB issued guidance that requires the presentation of debt issuance costs in financial statements as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Under current U.S. GAAP standards, debt issuance costs are reported as deferred charges (i.e., as an asset). This guidance is effective for annual periods, and interim periods within those fiscal years, beginning after December 15, 2015 and is to be applied retrospectively upon adoption. Early adoption is permitted, including adoption in an interim period for financial statements that have not been previously issued. Genesis adopted this guidance in the fourth quarter of 2015.

(2)	Net of unamortized premium of $639 in 2014.

Senior Secured Credit Facility
Our Enterprise acquisition meaningfully expanded our size and is expected to improve our credit metrics over the longer-term, which we believe should help accelerate an increase in our credit ratings in the future. In connection with our expanded size and improved credit outlook, we amended our senior secured credit facility (which matures on July 28, 2019) in the third quarter of 2015 to, among other things, (i) increase our committed amount to $1.5 billion, (ii) provide that, if and when we achieve specified investment grade ratings, certain restrictive covenants will cease to apply and the applicable margin for both alternate base rate and Eurodollar loans and the commitment fee on the unused committed amount will be reduced by specified amounts, (iii) immediately provide us more operational flexibility by relaxing certain covenants, including by increasing certain applicable limits and baskets, and (iv) increase the inventory financing sublimit amount, which is designed to allow us to more efficiently finance crude oil and petroleum products inventory in the normal course of our operations by allowing us to exclude the amount of inventory loans from our total outstanding indebtedness for purposes of determining our applicable interest rate, from $150 million to $200 million.
The key terms for rates under our credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 2.50% on Eurodollar borrowings and from 0.50% to 1.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2015, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 2.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2015, our letter of credit rate was 2.50%.

•
We pay a commitment fee on the unused portion of the $1.5 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.250% to 0.375% per annum depending on our leverage ratio (0.375% at December 31, 2015).

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
At December 31, 2015, we had $1.1 billion borrowed under our credit facility, with $33.8 million of the borrowed amount designated as a loan under the inventory sublimit. The credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $10.7 million was outstanding at December 31, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 28, 2019. The total amount available for borrowings under our credit facility at December 31, 2015 was $374.3 million.
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
Senior Unsecured Notes
In November 2010, we issued $250 million in aggregate principal amount of 7.875% senior unsecured notes due December 15, 2018 (the "2018 Notes"). Our 2018 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year. In February 2012, we issued an additional $100 million of aggregate principal amount of additional 2018 Notes. The additional 2018 Notes were issued at 101% of face value at an effective interest rate of 7.682%. The additional

2018 Notes have the same terms and conditions as the notes previously issued under the indenture. The issuance increased the total aggregate principal amount of our 2018 Notes to $350 million. These notes were redeemed upon the issuance of our $400 million unsecured notes issued on May 21, 2015 as discussed below.
On February 8, 2013, we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes (the "2021 Notes"). Our 2021 Notes were sold at face value. Interest payments are due on February 15 and August 15 of each year. Our 2021 Notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes (the "2024 Notes"). Our 2024 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year with the initial interest payment due December 15, 2014. Our 2024 Notes mature on June 15, 2024.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes (the "2023 Notes"). Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Our 2023 Notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. The aggregate principal amount of the 7.875% notes totaling $300.1 million were tendered and the remaining $49.9 million were redeemed in full. A total loss of approximately $19.2 million for the tender and redemption of notes is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations.
On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes (the "2022 Notes"). Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. Our 2022 Notes mature on August 1, 2022. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition.
Our 2021, 2022, 2023 and 2024 Notes were co-issued by Genesis Energy Finance Corporation (which has no independent assets or operations) and are each fully and unconditionally guaranteed, subject to customary exceptions pursuant to the indentures governing our 2021, 2022, 2023 and 2024 Notes, as discussed below, jointly and severally, by certain of our wholly-owned subsidiaries. We have the right to redeem our 2021 Notes at any time after February 15, 2017, at a premium to the face amount of our 2021 Notes that varies based on the time remaining to maturity on our 2021 Notes. We have the right to redeem our 2022 Notes at any time after August 1, 2018, at a premium to the face amount of our 2022 Notes that varies based on the time remaining to maturity on our 2022 Notes. Prior to August 1, 2018, we may also redeem up to 35% of the principal amount of our 2022 Notes for 106.75% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem our 2023 Notes at any time after May 15, 2018, at a premium to the face amount of our 2023 Notes that varies based on the time remaining to maturity on our 2023 Notes. Prior to May 15, 2018, we may also redeem up to 35% of the principal amount of our 2023 Notes for 106% of the face amount with the proceeds from an equity offering of our common units. We have the right to redeem our 2024 Notes at any time after June 15, 2019, at a premium to the face amount of our 2024 Notes that varies based on the time remaining to maturity on our 2024 Notes. Prior to June 15, 2017, we may also redeem up to 35% of the principal amount of our 2024 Notes for 105.625% of the face amount with the proceeds from an equity offering of our common units.
Guarantees of our 2021, 2022, 2023 and 2024 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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

A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2015, we were in compliance with the financial covenants contained in our credit facility and indenture.
11. Partners’ Capital and Distributions
At December 31, 2015, our outstanding equity consisted of 109,939,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions.

Distributions
Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record. Available cash consists generally of all of our cash receipts less cash disbursements adjusted for net changes to reserves. We paid distributions in 2016, 2015 and 2014 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2013
4th Quarter	February 14, 2014	$0.5350	$47,453
2014
1st Quarter	May 15, 2014	$0.5500	$48,783
2nd Quarter	August 14, 2014	$0.5650	$50,114
3rd Quarter	November 14, 2014	$0.5800	$54,112
4th Quarter	February 13, 2015	$0.5950	$56,542
2015
1st Quarter	May 15, 2015	$0.6100	$60,774
2nd Quarter	August 14, 2015	$0.6250	$68,737
3rd Quarter	November 13, 2015	$0.6400	$70,387
4th Quarter	February 12, 2016	$0.6550	$72,036

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
On April 10, 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198.2 million from that offering. We used the net proceeds for general partnership purposes, including the repayment of a portion of the borrowings outstanding under our revolving credit facility.
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

The new common units issued in 2015, 2014 and 2013 to the public for cash were as follows:

Period	Purchaser of Common Units	Units	Gross Unit Price	Issuance Value	Costs	Net Proceeds
July 2015	Public	10,350	$43.77	$453,020	$(15,856)	$437,164
April 2015	Public	4,600	$44.42	$204,332	$(6,164)	$198,168
September 2014	Public	4,600	$50.71	$233,266	$(7,541)	$225,725
September 2013	Public	5,750	$47.51	$273,183	$(9,609)	$263,574

12. Business Segment Information
Our operations consist of five operating segments (see Note 1 for discussion of segment reporting change):

•	Offshore Pipeline Transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

•	Onshore Pipeline Transportation –transportation of crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America and;

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
Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Onshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics(a)	Total
Year Ended December 31, 2015
Segment Margin (b)	$197,723	$58,919	$80,246	$103,222	$36,475	$476,585
Capital expenditures (c)	$1,527,320	$235,069	$1,595	$69,009	$174,618	$2,007,611
Revenues:
External customers	$140,230	$64,524	$187,257	$230,192	$1,624,326	$2,246,529
Intersegment (d)	—	12,568	(9,377)	8,565	(11,756)	$—
Total revenues of reportable segments	$140,230	$77,092	$177,880	$238,757	$1,612,570	$2,246,529
Year Ended December 31, 2014
Segment Margin (b)	$71,598	$61,231	$84,851	$86,239	$43,345	$347,264
Capital expenditures (c)	$37,639	$46,611	$2,385	$232,783	$325,130	$644,548
Revenues:
External customers	$3,296	$66,760	$218,297	$214,039	$3,343,772	$3,846,164
Intersegment (d)	—	16,397	(10,896)	15,243	(20,744)	$—
Total revenues of reportable segments	$3,296	$83,157	$207,401	$229,282	$3,323,028	$3,846,164
Year Ended December 31, 2013
Segment Margin (b)	$44,530	$64,349	$75,361	$47,726	$48,394	$280,360
Capital expenditures (c)	$94,286	$130,787	$3,258	$260,736	$215,138	$704,205
Revenues:
External customers	$3,923	$65,452	$216,860	$131,049	$3,717,546	$4,134,830
Intersegment (d)	—	17,133	(10,875)	21,493	(27,751)	$—
Total revenues of reportable segments	$3,923	$82,585	$205,985	$152,542	$3,689,795	$4,134,830

Total assets by reportable segment were as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Offshore pipeline transportation	2,623,478	645,668	637,323
Onshore pipeline transportation	614,484	460,012	437,912
Refinery services	394,626	403,703	417,121
Marine transportation	777,952	745,128	529,914
Supply and logistics	1,000,851	907,189	782,547
Other assets	48,208	48,924	43,711
Total consolidated assets	$5,459,599	$3,210,624	$2,848,528

(a)	Discontinued operations are included in Segment Margin but excluded from revenues for all periods presented.

(b)	A reconciliation of Segment Margin to net income attributable to Genesis Energy, L.P. for each year is presented below.
(c) Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our offshore pipeline transportation segment included $1.5 billion during the year ended December 31, 2015 to fund our Enterprise acquisition. Capital spending in this segment also included $2.5 million and $36.1 million during the years ended December 31, 2015 and December 31, 2014 representing capital contributions to our SEKCO pipeline to fund our share of the construction costs for its pipeline (as prior to our Enterprise acquisition in July 2015, we owned a 50% interest in the SEKCO pipeline with Enterprise owning the remaining 50%). During 2014, capital spending in our marine transportation segment included $157 million for our purchase of the M/T American Phoenix. During 2013, capital spending in our marine segment also included $230.9 million for the acquisition of our offshore marine transportation assets.
(d) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to net income attributable to Genesis Energy, L.P.:

	Year Ended December 31,
	2015	2014	2013
Segment Margin	$476,585	$347,264	$280,360
Corporate general and administrative expenses	(61,370)	(47,065)	(43,353)
Depreciation and amortization	(150,140)	(90,908)	(64,784)
Interest expense	(100,596)	(66,639)	(48,583)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(43,018)	(31,093)	(23,889)
Non-cash items not included in Segment Margin	4,227	3,017	(7,551)
Cash payments from direct financing leases in excess of earnings	(5,685)	(5,529)	(5,110)
Gain on step up of historical basis	332,380	—	—
Loss on debt extinguishment	(19,225)	—	—
Other, net	(6,643)	—	2,105
Income tax expense	(3,987)	(2,845)	(845)
Discontinued operations	—	—	(2,241)
Net income attributable to Genesis Energy, L.P.	$422,528	$106,202	$86,109
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.

13. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$3,259	$3,060	$3,076
Revenues from services to Poseidon Oil Pipeline Company, LLC (2)	3,941	—	—
Revenues from services to Deepwater Gateway, LLC (3)	56	—	—
Petroleum products sales to Davison family businesses (4)	—	—	1,293
Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$690	$630	$600
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	464	—	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own a 64% interest in Poseidon Oil Pipeline Company, LLC.

(3)	We own a 50% interest in Deepwater Gateway, LLC.

(4)	Amounts included in discontinued operations for all periods presented.
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
Amounts due from Related Parties
At December 31, 2015, and 2014, Sandhill Group, LLC owed us $0.3 million, respectively, for purchases of CO2. Also, at December 31, 2015 Poseidon Oil Pipeline Company, LLC owed us $1.9 million for services rendered.
Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the year ended December 31, 2015 reflect $3.9 million of fees we earned through the provision of services under that agreement.
Deepwater Gateway
As part of our Enterprise acquisition, we became the operator of Deepwater Gateway in the third quarter of 2015. We provide technical and administrative services to Deepwater Gateway under a Management Services Agreement. That agreement continues indefinitely until either party decides to exercise their termination rights (as defined in the agreement). Our revenues for the year ended December 31, 2015 reflect less than $0.1 million, respectively, of fees we earned through the provision of services under that agreement.

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2015	2014	2013
(Increase) decrease in:
Accounts receivable	$99,384	$95,014	$(96,300)
Inventories	3,811	38,501	1,720
Deferred charges	(11,916)	(8,935)	—
Other current assets	6,417	62,305	(39,170)
Increase (decrease) in:
Accounts payable	(101,581)	(73,307)	41,718
Accrued liabilities	9,257	(35,624)	45,846
Net changes in components of operating assets and liabilities	$5,372	$77,954	$(46,186)
Payments of interest and commitment fees, net of amounts capitalized, were $86.8 million, $74.8 million and $49.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. We capitalized interest of $17.1 million, $13.8 million and $13.3 million during the years ended December 31, 2015, 2014 and 2013.
During the years ended December 31, 2015, 2014 and 2013, we paid taxes of $0.9 million, $0.8 million and $0.6 million.
At December 31, 2015, 2014 and 2013, we had incurred liabilities for fixed and intangible asset additions totaling $68.6 million, $61.2 million and $52.5 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
At December 31, 2015 and 2014, we had incurred liabilities for other asset additions totaling $0.3 million and $9.4 million that had not been paid at the end of the year, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
During the year ended December 31, 2015, as a result of our Enterprise acquisition, we acquired the 50% ownership interest in each of CHOPS and SEKCO as previously held by Enterprise, resulting in 100% ownership interest by us in each of these subsidiaries. As a result, we recorded a one time $332 million non-cash gain from the step up in basis in our historical 50% ownership interest in each of CHOPS and SEKCO to fair value (resulting from the fair value assigned to the 50% ownership interest in each of CHOPS and SEKCO that we acquired from Enterprise, as derived from the preliminary purchase price allocation). This also results in the consolidation of CHOPS and SEKCO by us, resulting in the inclusion of the operating assets and liabilities on our Consolidated Balance Sheet. As 50% of the operating assets and liabilities of CHOPS and SEKCO were based on our historical interest with no cash impact, these amounts relating to our historical interest were not included in net changes in components of operating assets and liabilities in the Consolidated Statements of Cash Flows.
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
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2015 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2015, we granted 212,825 phantom units with tandem DERs at a weighted average grant fair value of $44.95 per unit. During 2014, we granted 125,988 phantom units with tandem DERs at a weighted average grant date fair value of $54.14 per unit. The phantom units granted during 2015 and 2014 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2014 and 2015 will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2016 and 2017, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.
During 2013, we granted 152,964 phantom units with tandem DERs at a weighted average grant date fair value of $46.88 per unit. These phantom units will vest in April 2016, the third anniversary of the date of grant, at 150% of the targeted number of phantom units due to the distribution per common unit target achieved in the fourth quarter of 2015.
A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2014	112,823	$44.53	$5,024	313,845	$42.82	$13,439
Granted	58,192	$44.40	2,584	154,633	$45.15	6,982
Forfeited	(2,856)	$47.26	(135)	(4,201)	$46.00	(193)
Settled	(35,483)	$30.79	(1,093)	(120,069)	$31.50	(3,782)
Unvested at December 31, 2015	132,676	$48.09	$6,380	344,208	$47.78	$16,446
At December 31, 2015, we estimated the unrecognized compensation cost of our phantom awards to be approximately $5.5 million to be recognized over a weighted average period of approximately one year. We recorded $7.7 million and $8.8 million of compensation expense for the years ended December 31, 2015 and 2014, respectively. Our liability for these awards totaled $12.3 million and $15.4 million at December 31, 2015 and 2014, respectively.
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

The estimates that we make each period to determine the fair value of these rights include the following assumptions:

	Assumptions Used for Fair Value of Rights
	December 31, 2015			December 31, 2014			December 31, 2013
Expected life of rights (in years)	Less than 1			Less than 1			Less than 1
Risk-free interest rate	—%	-	0.07%	—%	-	0.07%	—%	-	0.07%
Expected unit price volatility	39.3%			39.3%			39.3%
Expected future distribution yield	5.00%			5.00%			5.00%
The following table reflects rights activity under our Stock Appreciation Rights Plan as of January 1, 2015, and changes during the year ended December 31, 2015:

	Stock Appreciation Rights	Weighted Average Strike Price	Weighted Average Contractual Remaining Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	160,855	$18.08
Exercised during 2015	(30,607)	$41.69
Forfeited or expired during 2015	(571)	$20.92
Outstanding at December 31, 2015	129,677	$18.55	2.14	$2,350
Exercisable at December 31, 2015	129,677	$18.55	2.14	$2,350
The total intrinsic value of rights exercised during 2015, 2014 and 2013 was $0.8 million, $1.4 million and $5.5 million, respectively, which was paid in cash to the participants.
As of December 31, 2015, all of our SARs were vested and the related total compensation cost had been fully recognized.
We recorded a reduction to compensation expense related to our stock appreciation rights from continuing operations of $0.8 million in 2015. In 2014, we recorded a reduction to compensation expense related to our stock appreciation rights from continuing operations of $2.0 million and in 2013 we recorded compensation expense related to our stock appreciation rights from continuing operations of $5.6 million.
Equity-Based Compensation Plan Expense
Equity-based compensation expense from our continuing operations during the three years ended December 31, 2015 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2015	2014	2013
Supply and logistics operating costs	$1,201	$485	$4,524
Marine transportation operating costs	851	626	586
Refinery services operating costs	227	(62)	1,978
Offshore pipeline operating costs	94	—	—
Onshore pipeline operating costs	(16)	(52)	510
General and administrative expenses	4,565	5,824	11,073
Total	$6,922	$6,821	$18,671
Bonus Program
Bonuses under our bonus plan are paid at the discretion of the G&C Committee to our employees and executive officers based on quantitative and qualitative measures relating to: our financial and operational performance relative to our peers; industry expectations; progress in attaining strategic goals; and individual performance. In 2015, the G&C Committee based bonus amounts primarily on the amount of cash we generated for distributions to our unitholders, measured on a calendar-year basis. Two metrics were considered by the G&C Committee in determining the general bonus pool – the level of

Available Cash before Reserves (before subtracting bonus expense and related employer tax burdens) that we generated and our company-wide safety record improvement which included a targeted achieved level in our company-wide incident injury rate. The level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee is weighted 90% and the achieved level of the targeted improvement in our safety record is weighted 10%. The sum of the weighted percentage achievement of these targets is multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. In addition, the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts. At December 31, 2015, we accrued $5.0 million for estimated bonuses to be paid in March 2016. For 2014 and 2013, we paid bonuses totaling $7.8 million and $5.3 million, respectively, to our executive officers and employees.
Employee Benefit Plans
In order to encourage long-term savings and to provide additional funds for retirement to its employees, we sponsor a tax qualified profit-sharing and retirement savings plan. Under this plan, our matching contribution is calculated as an equal match of the first 6% of each employee’s per pay period contribution. Our profit-sharing plan targets a 3% contribution of each eligible employee’s total compensation (subject to IRS limitations). The expenses included in the Consolidated Statements of Operations for costs relating to this plan were $8.2 million, $6.3 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We also provided certain health care and survivor benefits for our active employees. Our health care benefit programs are self-insured, with a catastrophic insurance policy to limit our costs. We plan to continue self-insuring these plans in the future. The expenses included in the Consolidated Statements of Operations for these benefits were $15.2 million, $13.5 million and $10.4 million in 2015, 2014 and 2013, respectively.
16. Major Customers and Credit Risk
Due to the nature of our supply and logistics operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large crude oil producers and integrated oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are traded on the NYMEX is limited due to daily margin requirements and other NYMEX requirements.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
During 2015, 2014 and 2013 our largest customer was Shell Oil Company, which accounted for 12%, 12% and 17% of total revenues respectively. The revenues from Shell Oil Company in all three years relate primarily to our supply and logistics operations.
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

We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss in the Consolidated Statement of Operations.
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
At December 31, 2015, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	47	—
Weighted average contract price per bbl	$37.68	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	444	6
Weighted average contract price per bbl	$37.94	$36.48
Crude oil swaps:
Contract volumes (1,000 bbls)	290	—
Weighted average contract price per bbl	$1.28	—
Diesel futures:
Contract volumes (1,000 bbls)	86	6
Weighted average contract price per gal	$1.30	$1.15
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	165	—
Weighted average contract price per bbl	$26.97	$—
Crude oil options:
Contract volumes (1,000 bbls)	95	35
Weighted average premium received	$1.50	$0.64

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits and offsetting change in fair value of inventory is recorded in Inventories	Excess, if any, over effective portion of hedge is recorded in Supply and logistics costs - product costs Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures and forward contracts and call options	Volatility in crude oil and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Supply and logistics costs - product costs
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2015 and 2014:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2015	December 31, 2014
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,703	$16,383
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(388)	(2,310)
Net amount of assets presented in the Consolidated Balance Sheets		$1,315	$14,073
Liability Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(388)	$(2,310)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	388	2,310
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(23)	$—
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	23	—
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2015, we had a net broker receivable of approximately $5.5 million (consisting of initial margin of $4.4 million increased by $1.1 million of variation margin).  As of December 31, 2014, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.4 million increased by $0.3 million of variation margin).  At December 31, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs
	Year Ended December 31,
	2015	2014	2013
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	$(1,101)	$—	$—
Contracts not considered hedges under accounting guidance	16,026	35,468	(3,268)
Total derivatives	$14,925	$35,468	$(3,268)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,703	$—	$—	$16,383	$—	$—
Liabilities	$(411)	$—	$—	$(2,310)	$—	$—
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2015 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.5 billion, compared to $1.0 billion and $1.0 billion, respectively at December 31, 2014. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
Additionally, we recorded the estimated fair value of net assets acquired and liabilities assumed in connection with our Enterprise acquisition as of the acquisition date of July 24, 2015. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in our Enterprise acquisition.
Additionally, the fair value measurements, using unobservable (Level 3) inputs, used in recording the estimated fair value of the net assets acquired and liabilities assumed of CHOPS and SEKCO (which we now own 100% interest in and consolidate given the respective 50% ownership interest acquired from Enterprise for each of these subsidiaries) as a result of our Enterprise acquisition were used to calculate the effects of the re-measurement of our pre-acquisition historical interest in CHOPS and SEKCO at fair value, based on accounting guidance involving step acquisitions as discussed in ASC 805-10-25.
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
The future minimum rental payments under all non-cancelable operating leases as of December 31, 2015, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2016	$2,203	$13,569	$8,106	$23,878
2017	2,099	11,595	3,571	17,265
2018	2,117	10,109	3,610	15,836
2019	2,065	9,535	3,665	15,265
2020	2,056	7,514	3,610	13,180
2021 and thereafter	4,325	18,037	59,776	82,138
Total minimum lease obligations	$14,865	$70,359	$82,338	$167,562
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2015	$36,833
Year Ended December 31, 2014	$37,941
Year Ended December 31, 2013	$27,674

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
Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$345
State	1,200	1,100	650
Total current income tax expense (benefit)	$1,200	$1,100	$995
Deferred:
Federal	$2,478	$1,508	$(248)
State	309	237	98
Total deferred income tax expense (benefit)	$2,787	$1,745	$(150)
Total income tax expense from continuing operations (1)	$3,987	$2,845	$845

(1)	Our discontinued operations had no income tax benefit or expense in any period presented.

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2015	2014
Deferred tax assets:
Current:
Other current assets	$—	$262
Other	—	8
Total current deferred tax asset	—	270
Net operating loss carryforwards	9,542	9,048
Total long-term deferred tax asset	9,542	9,048
Valuation allowances	(787)	(737)
Total deferred tax assets	$8,755	$8,581
Deferred tax liabilities:
Current:
Other	$—	$(871)
Long-term:
Fixed assets	(4,384)	(4,335)
Intangible assets	(17,473)	(14,419)
Other	(729)	—
Total long-term liability	(22,586)	(18,754)
Total deferred tax liabilities	$(22,586)	$(19,625)
Total net deferred tax liability	$(13,831)	$(11,044)
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
Our income tax expense (benefit) varies from the amount that would result from applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes	$425,572	$109,047	$84,849
Partnership income not subject to tax	(418,500)	(104,751)	(85,567)
Income (loss) subject to income taxes	$7,072	$4,296	$(718)
Tax expense (benefit) at federal statutory rate	$2,475	$1,504	$(251)
State income taxes, net of federal tax	928	992	660
Effects of unrecognized tax positions, federal and state	—	—	—
Return to provision, federal and state	(193)	(232)	88
Other	777	581	348
Income tax expense (benefit)	$3,987	$2,845	$845
Effective tax rate on income from continuing operations before income taxes	1%	3%	1%

At December 31, 2015, 2014 and 2013, we had no uncertain tax positions.

21. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2015 and 2014.

	2015 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$526,857	$656,327	$572,334	$491,011
Operating income	$24,819	$29,380	$44,798	$57,870
Income from continuing operations	$20,215	$11,665	$363,409	$26,296
Net loss (income) attributable to noncontrolling interest	$—	$—	$(195)	$1,138
Net income attributable to Genesis Energy, L.P.	$20,215	$11,665	$363,214	$27,434
Basic and diluted net income per common unit:
Continuing operations	$0.21	$0.12	$3.38	$0.24
Net income per common unit	$0.21	$0.12	$3.38	$0.24

Cash distributions per common unit (1)	$0.5950	$0.6100	$0.6250	$0.6400
	2014 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$1,019,719	$1,015,049	$964,114	$847,282
Operating income	$35,402	$31,257	$35,268	$30,624
Income from continuing operations	$29,775	$21,148	$29,113	$26,166
Net income	$29,775	$21,148	$29,113	$26,166
Basic and diluted net income per common unit:
Continuing operations	$0.34	$0.24	$0.33	$0.28
Net income per common unit	$0.34	$0.24	$0.33	$0.28

Cash distributions per common unit (1)	$0.5350	$0.5500	$0.5650	$0.5800

(1)	Represents cash distributions declared and paid in the applicable period.
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
During 2015, the Company determined the need to revise its disclosures and presentation with respect to the Condensed Consolidating Financial Information included in this footnote. These revisions relate solely to transactions between Genesis Energy, L.P. and its subsidiaries and only impact the information that is presented in the Condensed Consolidating Financial Information presented herein and does not affect the Consolidated Financial Statements in any way. The Company determined that adjustments to the presentation relating to advances to and from affiliates was necessary and were made. As such, the condensed consolidating balance sheet as of December 31, 2014 was adjusted to present advances to and from subsidiaries as non-current assets and liabilities. This resulted in the reclassification of such advances from current assets and liabilities to long term assets and liabilities. Also, the condensed consolidated statement of cash flows for the year ended December 31, 2014 and 2013 have been adjusted to reflect these changes. There is also a schedule below that reflects all these adjustments and reconciles from what has been disclosed in previous filings to what we represent in the financial statements below.
The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,288	$2,601	$—	$10,895
Other current assets	50	—	285,313	10,422	(364)	295,421
Total current assets	56	—	293,601	13,023	(364)	306,316
Fixed Assets, at cost	—	—	4,232,641	77,585	—	4,310,226
Less: Accumulated depreciation	—	—	(356,530)	(21,717)	—	(378,247)
Net fixed assets	—	—	3,876,111	55,868	—	3,931,979
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	13,140	—	394,294	140,409	(125,977)	421,866
Advances to affiliates	2,619,493	—	—	47,034	(2,666,527)	—
Equity investees and other investments	—	—	474,392	—	—	474,392
Investments in subsidiaries	2,353,804	—	90,741	—	(2,444,545)	—
Total assets	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$35,338	$—	$267,294	$—	$(496)	$302,136
Senior secured credit facilities	1,115,000	—	—	—	—	1,115,000
Senior unsecured notes	1,807,054	—	—	—	—	1,807,054
Deferred tax liabilities	—	—	22,586	—	—	22,586
Advances from affiliates	—	—	2,666,527	—	(2,666,527)	—
Other liabilities	—	—	150,877	167,006	(125,811)	192,072
Total liabilities	2,957,392	—	3,107,284	167,006	(2,792,834)	3,438,848
Partners’ capital, common units	2,029,101	—	2,346,901	97,678	(2,444,579)	2,029,101
Noncontrolling interests	—	—	—	(8,350)	—	(8,350)
Total liabilities and partners’ capital	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599

Condensed Consolidating Balance Sheet
December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9	$—	$8,310	$1,143	$—	$9,462
Other current assets	53	—	333,385	12,474	(8)	345,904
Total current assets	62	—	341,695	13,617	(8)	355,366
Fixed Assets, at cost	—	—	1,823,556	75,502	—	1,899,058
Less: Accumulated depreciation	—	—	(251,171)	(16,886)	—	(268,057)
Net fixed assets	—	—	1,572,385	58,616	—	1,631,001
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	8,671	—	269,252	146,700	(154,192)	270,431
Advances to affiliates	1,378,520	—	—	—	(1,378,520)	—
Equity investees and other investments	—	—	628,780	—	—	628,780
Investments in subsidiaries	1,434,255	—	97,195	—	(1,531,450)	—
Total assets	$2,821,508	$—	$3,234,353	$218,933	$(3,064,170)	$3,210,624
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$11,016	$—	$395,159	$499	$(43,529)	$363,145
Senior secured credit facilities	550,400	—	—	—	—	550,400
Senior unsecured notes	1,030,889	—	—	—	—	1,030,889
Deferred tax liabilities	—	—	18,754	—	—	18,754
Advances from affiliates	—	—	1,366,697	11,823	(1,378,520)	—
Other liabilities	—	—	18,233	110,663	(110,663)	18,233
Total liabilities	1,592,305	—	1,798,843	122,985	(1,532,712)	1,981,421
Partners' capital	1,229,203	—	1,435,510	95,948	(1,531,458)	1,229,203
Total liabilities and partners’ capital	$2,821,508	$—	$3,234,353	$218,933	$(3,064,170)	$3,210,624

Condensed Consolidating Statement of Operations
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$137,681	$2,549	$—	$140,230
Onshore pipeline transportation services	—	—	53,347	23,745	—	77,092
Refinery services	—	—	175,132	11,942	(9,194)	177,880
Marine transportation	—	—	238,757	—	—	238,757
Supply and logistics	—	—	1,612,570	—	—	1,612,570
Total revenues	—	—	2,217,487	38,236	(9,194)	2,246,529
COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,577,497	—	—	1,577,497
Marine transportation costs	—	—	135,200	—	—	135,200
Refinery services operating costs	—	—	94,241	11,759	(9,194)	96,806
Offshore pipeline transportation operating costs	—	—	38,459	1,254	—	39,713
Onshore pipeline transportation operating costs	—	—	24,475	836	—	25,311
General and administrative	—	—	64,995	—	—	64,995
Depreciation and amortization	—	—	141,785	8,355	—	150,140
Total costs and expenses	—	—	2,076,652	22,204	(9,194)	2,089,662
OPERATING INCOME	—	—	140,835	16,032	—	156,867
Equity in earnings of equity investees	—	—	54,450	—	—	54,450
Equity in earnings of subsidiaries	542,226	—	2,053	—	(544,279)	—
Interest (expense) income, net	(100,494)	—	15,042	(15,144)	—	(100,596)
Gain on basis step up on historical interest	—	—	332,380	—	—	332,380
Other income/(expense), net	(19,204)	—	1,675	—	—	(17,529)
Income before income taxes	422,528	—	546,435	888	(544,279)	425,572
Income tax benefit (expense)	—	—	(4,036)	49	—	(3,987)
NET INCOME	422,528	—	542,399	937	(544,279)	421,585
Net loss attributable to noncontrolling interest	—	—	—	943	—	943
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$422,528	$—	$542,399	$1,880	$(544,279)	$422,528

Condensed Consolidating Statement of Operations
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$3,296	$—	$—	$3,296
Onshore pipeline transportation services	—	—	58,391	24,766	—	83,157
Refinery services	—	—	202,250	18,289	(13,138)	207,401
Marine transportation	—	—	229,282	—	—	229,282
Supply and logistics	—	—	3,323,028	—	—	3,323,028
Total revenues	—	—	3,816,247	43,055	(13,138)	3,846,164
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,277,052	—	—	3,277,052
Marine transportation costs	—	—	142,793	—	—	142,793
Refinery services operating costs	—	—	117,788	17,393	(13,780)	121,401
Offshore pipeline transportation operating costs	—	—	1,271	—	—	1,271
Onshore pipeline transportation operating costs	—	—	28,639	857	—	29,496
General and administrative	—	—	50,692	—	—	50,692
Depreciation and amortization	—	—	88,368	2,540	—	90,908
Total costs and expenses	—	—	3,706,603	20,790	(13,780)	3,713,613
OPERATING INCOME	—	—	109,644	22,265	642	132,551
Equity in earnings of equity investees	—	—	43,135	—	—	43,135
Equity in earnings of subsidiaries	172,828	—	6,952	—	(179,780)	—
Interest (expense) income, net	(66,626)	—	15,662	(15,675)	—	(66,639)
Income before income taxes	106,202	—	175,393	6,590	(179,138)	109,047
Income tax benefit (expense)	—	—	(3,030)	185	—	(2,845)
NET INCOME	$106,202	$—	$172,363	$6,775	$(179,138)	$106,202

Condensed Consolidating Statement of Operations
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$3,923	$—	$—	$3,923
Onshore pipeline transportation services	—	—	56,784	25,801	—	82,585
Refinery services	—	—	203,021	17,835	(14,871)	205,985
Marine transportation	—	—	152,542	—	—	152,542
Supply and logistics	—	—	3,689,795	—	—	3,689,795
Total revenues	—	—	4,106,065	43,636	(14,871)	4,134,830
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,649,328	—	—	3,649,328
Marine transportation costs	—	—	104,676	—	—	104,676
Refinery services operating costs	—	—	128,814	16,873	(14,398)	131,289
Offshore pipeline transportation operating costs	—	—	1,234	—	—	1,234
Onshore pipeline transportation operating costs	—	—	24,853	1,119	—	25,972
General and administrative	—	—	46,790	—	—	46,790
Depreciation and amortization	—	—	62,194	2,590	—	64,784
Total costs and expenses	—	—	4,017,889	20,582	(14,398)	4,024,073
OPERATING INCOME	—	—	88,176	23,054	(473)	110,757
Equity in earnings of equity investees	—	—	22,675	—	—	22,675
Equity in earnings of subsidiaries	134,616	—	6,913	—	(141,529)	—
Interest (expense) income, net	(48,507)	—	16,080	(16,156)	—	(48,583)
Income before income taxes	86,109	—	133,844	6,898	(142,002)	84,849
Income tax expense	—	—	(676)	(169)	—	(845)
Income from continuing operations	86,109	—	133,168	6,729	(142,002)	84,004
Loss from discontinued operations	—	—	2,105	—	—	2,105
NET INCOME	$86,109	$—	$135,273	$6,729	$(142,002)	$86,109

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(14,082)	$—	$308,144	$45,125	$(49,651)	$289,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(495,774)	—	—	(495,774)
Cash distributions received from equity investees - return of investment	186,026	—	25,645	—	(186,026)	25,645
Investments in equity investees	(633,761)	—	(3,045)	—	633,761	(3,045)
Acquisitions	—	—	(1,520,299)	—	—	(1,520,299)
Intercompany transfers	(1,240,973)	—	—	—	1,240,973	—
Repayments on loan to non-guarantor subsidiary	—	—	5,524	—	(5,524)	—
Contributions in aid of construction costs	—	—	3,179	—	—	3,179
Proceeds from asset sales	—	—	2,811	—	—	2,811
Other, net	—	—	(1,976)	—	—	(1,976)
Net cash used in investing activities	(1,688,708)	—	(1,983,935)	—	1,683,184	(1,989,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,525,050	—	—	—	—	1,525,050
Repayments on senior secured credit facility	(960,450)	—	—	—	—	(960,450)
Proceeds from issuance of senior unsecured notes, including premium	1,139,718	—	—	—	—	1,139,718
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(28,901)	—	—	—	—	(28,901)
Intercompany transfers	—	—	1,299,830	(58,857)	(1,240,973)	—
Issuance of common units for cash, net	633,759	—	633,759	—	(633,759)	633,759
Distributions to partners/owners	(256,389)	—	(256,389)	—	256,389	(256,389)
Distributions to noncontrolling interest	—	—	(960)	—	—	(960)
Other, net	—	—	(471)	15,190	(15,190)	(471)
Net cash provided by financing activities	1,702,787	—	1,675,769	(43,667)	(1,633,533)	1,701,356
Net increase (decrease) in cash and cash equivalents	(3)	—	(22)	1,458	—	1,433
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$8,288	$2,601	$—	$10,895

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$96,868	$—	$317,520	$34,331	$(157,665)	$291,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(443,482)	—	—	(443,482)
Cash distributions received from equity investees - return of investment	42,755	—	18,363	—	(42,755)	18,363
Investments in equity investees	(225,725)	—	(40,926)	—	225,725	(40,926)
Acquisitions	—	—	(157,000)	—	—	(157,000)
Intercompany transfers	(244,876)	—	—	—	244,876	—
Repayments on loan to non-guarantor subsidiary	—	—	4,993	—	(4,993)	—
Proceeds from assets sales	—	—	272	—	—	272
Other, net	—	—	(1,214)	—	—	(1,214)
Net cash used in investing activities	(427,846)	—	(618,994)	—	422,853	(623,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,839,900	—	—	—	—	1,839,900
Repayments on senior secured credit facility	(1,872,300)	—	—	—	—	(1,872,300)
Proceeds from issuance of senior unsecured notes, including premium	350,000	—	—	—	—	350,000
Debt issuance costs	(11,896)	—	—	—	—	(11,896)
Intercompany transfers	—	—	273,911	(29,035)	(244,876)	—
Issuance of ownership interests to partners for cash	225,725	—	225,725	—	(225,725)	225,725
Distributions to partners/owners	(200,462)	—	(200,462)	—	200,463	(200,461)
Other, net	—	—	2,560	(4,949)	4,950	2,561
Net cash provided by (used in) financing activities	330,967	—	301,734	(33,984)	(265,188)	333,529
Net increase (decrease) in cash and cash equivalents	(11)	—	260	347	—	596
Cash and cash equivalents at beginning of period	20	—	8,050	796	—	8,866
Cash and cash equivalents at end of period	$9	$—	$8,310	$1,143	$—	$9,462

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$107,951	$—	$139,027	$35,847	$(144,439)	$138,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(343,119)	—	—	(343,119)
Cash distributions received from equity investees - return of investment	23,963	—	12,432	—	(23,963)	12,432
Investments in equity investees	(263,574)	—	(94,551)	—	263,574	(94,551)
Acquisitions	—	—	(230,880)	—	—	(230,880)
Intercompany transfers	(388,106)	—	—	—	388,106	—
Repayments on loan to non-guarantor subsidiary	—	—	4,512	—	(4,512)	—
Proceeds from asset sales	—	—	1,910	—	—	1,910
Other, net	—	—	(1,622)	—	—	(1,622)
Net cash used in investing activities	(627,717)	—	(651,318)	—	623,205	(655,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,593,300	—	—	—	—	1,593,300
Repayments on senior secured credit facility	(1,510,500)	—	—	—	—	(1,510,500)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(8,157)	—	—	—	—	(8,157)
Intercompany transfers	—	—	418,852	(30,746)	(388,106)	—
Issuance of ownership interests to partners for cash	263,574	—	263,574	—	(263,574)	263,574
Distributions to partners/owners	(168,441)	—	(168,441)	—	168,441	(168,441)
Other, net	—	—	(4,748)	(4,473)	4,473	(4,748)
Net cash provided by (used in) financing activities	519,776	—	509,237	(35,219)	(478,766)	515,028
Net increase (decrease) in cash and cash equivalents	10	—	(3,054)	628	—	(2,416)
Cash and cash equivalents at beginning of period	10	—	11,104	168	—	11,282
Cash and cash equivalents at end of period	$20	$—	$8,050	$796	$—	$8,866

See below for revisions to previously presented Condensed Consolidating Financial Information.

Balance Sheet Restatements	As Previously Reported	Adjustment	As Revised
December 31, 2014
Parent Column
Other current assets	1,378,573	(1,378,520)	53
Total current assets	1,378,582	(1,378,520)	62
Advances to affiliates	—	1,378,520	1,378,520
Guarantor Column
Current liabilities	1,761,856	(1,366,697)	395,159
Advances from affiliates	—	1,366,697	1,366,697
Non Guarantor Column
Other current assets	46,215	(33,741)	12,474
Total current assets	47,358	(33,741)	13,617
Total assets	252,674	(33,741)	218,933
Current liabilities	2,705	(2,206)	499
Advances from affiliates	—	11,823	11,823
Other liabilities	154,021	(43,358)	110,663
Total liabilities	156,726	(33,741)	122,985
Total liabilities and partners' capital	252,674	(33,741)	218,933
Eliminations Column
Other current assets	(1,412,269)	1,412,261	(8)
Total current assets	(1,412,269)	1,412,261	(8)
Advances to affiliates	—	(1,378,520)	(1,378,520)
Total assets	(3,097,911)	33,741	(3,064,170)
Current liabilities	(1,412,432)	1,368,903	(43,529)
Advances from affiliates	—	(1,378,520)	(1,378,520)
Other liabilities	(154,021)	43,358	(110,663)
Total liabilities	(1,566,453)	33,741	(1,532,712)
Total liabilities and partners' capital	(3,097,911)	33,741	(3,064,170)

Cash Flow Restatements	As Previously Reported	Adjustment	As Revised
December 31, 2014
Parent Column
Net cash provided by operating activities	(148,008)	244,876	96,868
Intercompany transfers (investing)	—	(244,876)	(244,876)
Net cash used in investing activities	(182,970)	(244,876)	(427,846)
Guarantor Column
Net cash provided by operating activities	591,431	(273,911)	317,520
Intercompany transfers (financing)	—	273,911	273,911
Net cash provided by (used in) financing activities	27,824	273,910	301,734
Non Guarantor Column
Net cash provided by operating activities	5,296	29,035	34,331
Intercompany transfers (financing)	—	(29,035)	(29,035)
Net cash provided by (used in) financing activities	(4,950)	(29,034)	(33,984)
Eliminations Column
Intercompany transfers (investing)	—	244,876	244,876
Net cash used in investing activities	177,977	244,876	422,853
Intercompany transfers (financing)	—	(244,876)	(244,876)
Net cash provided by (used in) financing activities	(20,312)	(244,876)	(265,188)

Cash Flow Restatements	As Previously Reported	Adjustment	As Revised
December 31, 2013
Parent Column
Net cash provided by operating activities	(280,155)	388,106	107,951
Intercompany transfers (investing)	—	(388,106)	(388,106)
Net cash used in investing activities	(239,611)	(388,106)	(627,717)
Guarantor Column
Net cash provided by operating activities	557,879	(418,852)	139,027
Intercompany transfers (financing)	—	418,852	418,852
Net cash provided by (used in) financing activities	90,385	418,852	509,237
Non Guarantor Column
Net cash provided by operating activities	5,101	30,746	35,847
Intercompany transfers (financing)	—	(30,746)	(30,746)
Net cash provided by (used in) financing activities	(4,473)	(30,746)	(35,219)
Eliminations Column
Intercompany transfers (investing)	—	388,106	388,106
Net cash used in investing activities	235,099	388,106	623,205
Intercompany transfers (financing)	—	(388,106)	(388,106)
Net cash provided by (used in) financing activities	(90,660)	(388,106)	(478,766)