Form 10-Q
period 2016-03-31
GENESIS ENERGY LP
filed 2016-05-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 109,939,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 4, 2016.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,311	$10,895
Accounts receivable - trade, net	214,111	219,532
Inventories	63,590	43,775
Other	36,359	32,114
Total current assets	326,371	306,316
FIXED ASSETS, at cost	4,476,649	4,310,226
Less: Accumulated depreciation	(416,425)	(378,247)
Net fixed assets	4,060,224	3,931,979
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	138,073	139,728
EQUITY INVESTEES	438,700	474,392
INTANGIBLE ASSETS, net of amortization	220,786	223,446
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	60,174	58,692
TOTAL ASSETS	$5,569,374	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$115,702	$140,726
Accrued liabilities	141,672	161,410
Total current liabilities	257,374	302,136
SENIOR SECURED CREDIT FACILITY	1,280,000	1,115,000
SENIOR UNSECURED NOTES	1,808,575	1,807,054
DEFERRED TAX LIABILITIES	23,286	22,586
OTHER LONG-TERM LIABILITIES	216,298	192,072
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 109,979,218 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,992,317	2,029,101
Noncontrolling interests	(8,476)	(8,350)
Total partners' capital	1,983,841	2,020,751
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,569,374	$5,459,599
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Offshore pipeline transportation services	76,126	790
Onshore pipeline transportation services	18,151	19,068
Refinery services	42,536	46,124
Marine transportation	52,036	57,371
Supply and logistics	189,565	403,504
Total revenues	378,414	526,857
COSTS AND EXPENSES:
Supply and logistics product costs	162,393	370,918
Supply and logistics operating costs	18,640	25,239
Marine transportation operating costs	33,022	31,594
Refinery services operating costs	20,985	27,027
Offshore pipeline transportation operating costs	17,934	243
Onshore pipeline transportation operating costs	6,736	6,671
General and administrative	12,221	13,221
Depreciation and amortization	46,635	27,125
Total costs and expenses	318,566	502,038
OPERATING INCOME	59,848	24,819
Equity in earnings of equity investees	10,717	15,519
Interest expense	(34,387)	(19,215)
Income before income taxes	36,178	21,123
Income tax expense	(1,001)	(908)
NET INCOME	35,177	20,215
Net income attributable to noncontrolling interests	126	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$35,303	$20,215
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.32	$0.21
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	109,979	95,029
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2016	109,979	$2,029,101	$(8,350)	$2,020,751
Net income	—	35,303	(126)	35,177
Cash distributions to partners	—	(72,087)	—	(72,087)
Partners' capital, March 31, 2016	109,979	$1,992,317	$(8,476)	$1,983,841
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2015	95,029	$1,229,203	$—	$1,229,203
Net income	—	20,215	—	20,215
Cash distributions to partners	—	(56,542)	—	(56,542)
Partners' capital, March 31, 2015	95,029	$1,192,876	$—	$1,192,876
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,177	$20,215
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	46,635	27,125
Amortization of debt issuance costs and discount	2,441	1,247
Amortization of unearned income and initial direct costs on direct financing leases	(3,656)	(3,805)
Payments received under direct financing leases	5,167	5,167
Equity in earnings of investments in equity investees	(10,717)	(15,519)
Cash distributions of earnings of equity investees	15,543	18,075
Non-cash effect of equity-based compensation plans	(1,103)	3,161
Deferred and other tax liabilities	700	608
Unrealized loss on derivative transactions	1,651	1,534
Other, net	1,335	(1,279)
Net changes in components of operating assets and liabilities (Note 12)	(52,067)	5,936
Net cash provided by operating activities	41,106	62,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(118,252)	(111,504)
Cash distributions received from equity investees - return of investment	5,788	7,827
Investments in equity investees	(1,135)	(1,750)
Acquisitions	(25,394)	—
Contributions in aid of construction costs	4,088	—
Proceeds from asset sales	224	1,768
Other, net	130	29
Net cash used in investing activities	(134,551)	(103,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	319,400	226,200
Repayments on senior secured credit facility	(154,400)	(128,200)
Distributions to common unitholders	(72,087)	(56,542)
Other, net	1,948	1,383
Net cash provided by financing activities	94,861	42,841
Net increase in cash and cash equivalents	1,416	1,676
Cash and cash equivalents at beginning of period	10,895	9,462
Cash and cash equivalents at end of period	$12,311	$11,138
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, primarily Texas, Louisiana, Arkansas, Mississippi, Alabama, Florida, and in Wyoming and the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. We manage our businesses through the following five divisions that constitute our reportable segments:

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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In July 2015, the FASB issued guidance modifying the accounting for inventory. Under this guidance, the measurement principle for inventory will change from lower of cost or market value to lower of cost or net realizable value. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16 in response to stakeholder feedback that restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination adds cost and complexity to financial reporting but does not significantly improve the usefulness of information provided to users. Under the new ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for reporting periods after December 15, 2015, with early adoption permitted. We have adopted this guidance and do not expect it to have a material impact on our consolidated financial statements.
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
3. Acquisition and Divestiture
Acquisition
Enterprise Offshore
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in offshore crude oil and natural gas pipelines and six offshore hub platforms, including a 36% interest in the Poseidon Oil Pipeline System, a 50% interest in the Southeast Keathley Canyon Oil Pipeline System, and a 50% interest in the Cameron Highway Oil Pipeline System. To finance that transaction, in July, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750.0 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The remainder of that transaction was financed with borrowings under our senior secured credit facility.
We have reflected the financial results of the acquired business in our offshore pipeline transportation segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated preliminary fair values. Those preliminary fair values were developed by management with the assistance of a third-party valuation firm and are subject to change pending a final valuation report and final determination of working capital acquired and other purchase price adjustments. We expect to finalize the purchase price allocation for this transaction during the remainder of 2016. We do not expect any material adjustments to these preliminary purchase price allocations as a result of the final valuation and our preliminary purchase price allocation remains unchanged from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Three Months Ended March 31, 2016
Revenues	$55,600
Net income	$35,352

The table below presents selected unaudited pro forma financial information incorporating the historical results of our newly acquired offshore pipeline transportation assets. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2015 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of the Enterprise offshore pipelines and services businesses and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had the Enterprise acquisition been completed on January 1, 2015.

Three Months Ended March 31,
Pro forma consolidated financial operating results:	2015
Revenues	$604,557
Net Income Attributable to Genesis Energy L.P.	$30,875
Basic and diluted earnings per unit:
As reported net income per unit	$0.21
Pro forma net income per unit	$0.29
4. Inventories
The major components of inventories were as follows:

	March 31, 2016	December 31, 2015
Petroleum products	$6,300	$14,235
Crude oil	50,431	22,815
Caustic soda	2,906	3,964
NaHS	3,953	2,755
Other	—	6
Total	$63,590	$43,775
Inventories are valued at the lower of cost or market. The market value of inventories were not below recorded cost as of March 31, 2016 and were below recorded costs by approximately $0.9 million as of December 31, 2015; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference in 2015.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2016	December 31, 2015
Crude oil pipelines and natural gas pipelines and related assets	$2,656,905	$2,501,821
Machinery and equipment	414,707	414,100
Transportation equipment	18,323	19,025
Marine vessels	803,581	794,508
Land, buildings and improvements	46,462	41,202
Office equipment, furniture and fixtures	7,869	7,540
Construction in progress	481,887	485,575
Other	46,915	46,455
Fixed assets, at cost	4,476,649	4,310,226
Less: Accumulated depreciation	(416,425)	(378,247)
Net fixed assets	$4,060,224	$3,931,979
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$39,712	$22,037

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
The following table presents information regarding our AROs since December 31, 2015:

ARO liability balance, December 31, 2015	$188,662
AROs arising from the purchase of the remaining interest in Deepwater Gateway	10,470
AROs from the consolidation of historical interest in Deepwater Gateway	10,470
Accretion expense	2,540
Change in estimate	817
Settlements	(71)
ARO liability balance, March 31, 2016	$212,888
Of the ARO balances disclosed above, $9.8 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet, as of March 31, 2016 and December 31, 2015. The remainder of the ARO liability as of March 31, 2016 and December 31, 2015 are included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2016	$7,982
	2017	$9,671
	2018	$7,948
	2019	$8,464
	2020	$9,014
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2016 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2016 and December 31, 2015, the unamortized excess cost amounts totaled $410.0 million and $414.0 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
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
In the first quarter of 2016, we purchased the remaining 50% interest in Deepwater Gateway, LLC for approximately $26.0 million (including adjustments for working capital), so we now own 100% of that entity. Consequently, we now consolidate Deepwater Gateway, LLC instead of accounting for our interest under the equity method.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2016	2015
Genesis’ share of operating earnings	$14,698	$18,260
Amortization of excess purchase price	(3,981)	(2,741)
Net equity in earnings	$10,717	$15,519
Distributions received	$21,331	$25,902
The following tables present the combined unaudited balance sheet and income statement information (on a 100% basis) of our equity investees:

	March 31, 2016	December 31, 2015
BALANCE SHEET DATA:
Assets
Current assets	$37,320	$38,871
Fixed assets, net	378,745	450,108
Other assets	1,852	2,040
Total assets	$417,917	$491,019
Liabilities and equity
Current liabilities	$24,412	$25,308
Other liabilities	217,543	231,032
Equity	175,962	234,679
Total liabilities and equity	$417,917	$491,019

	Three Months Ended March 31,
	2016	2015
INCOME STATEMENT DATA:
Revenues	$45,574	$72,090
Operating income	$28,825	$48,113
Net income	$27,643	$46,917

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$87,153	$7,501	$94,654	$86,285	$8,369
Licensing agreements	38,678	32,322	6,356	38,678	31,694	6,984
Segment total	133,332	119,475	13,857	133,332	117,979	15,353
Supply & Logistics:
Customer relationships	35,430	32,452	2,978	35,430	32,044	3,386
Intangibles associated with lease	13,260	4,104	9,156	13,260	3,986	9,274
Segment total	48,690	36,556	12,134	48,690	36,030	12,660
Marine contract intangibles	27,000	2,250	24,750	27,000	900	26,100
Offshore pipeline contract intangibles	158,101	5,547	152,554	158,101	3,467	154,634
Other	26,151	8,660	17,491	22,819	8,120	14,699
Total	$393,274	$172,488	$220,786	$389,942	$166,496	$223,446
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2016	2015
Amortization of intangible assets	$5,992	$4,037
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2016	$18,322
	2017	$23,273
	2018	$21,157
	2019	$16,830
	2020	$15,929

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,280,000	$—	$1,280,000	$1,115,000	$—	$1,115,000
6.000% senior unsecured notes	400,000	7,558	392,442	400,000	7,825	392,175
5.750% senior unsecured notes	350,000	4,928	345,072	350,000	5,183	344,817
5.625% senior unsecured notes	350,000	7,286	342,714	350,000	7,510	342,490
6.750% senior unsecured notes	750,000	21,653	728,347	750,000	22,428	727,572
Total long-term debt	$3,130,000	$41,425	$3,088,575	$2,965,000	$42,946	$2,922,054

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

As of March 31, 2016, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
•The accordion feature is $500.0 million, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
At March 31, 2016, we had $1.3 billion borrowed under our $1.5 billion credit facility, with $48.8 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $9.8 million was outstanding at March 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2016 was $210.2 million.
In April 2016, we amended our credit agreement to, among other things, (i) increase the committed amount under our revolving credit facility to $1.7 billion (from $1.5 billion), with the ability to increase the committed amount by an additional $300.0 million, subject to lender consent and (ii) permanently relax the maximum consolidated leverage ratio to 5.5 to 1.0.
9. Partners’ Capital and Distributions
At March 31, 2016, our outstanding common units consisted of 109,939,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions in 2015 and 2016:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2015
1st Quarter	May 15, 2015	$0.6100	$60,774
2nd Quarter	August 14, 2015	$0.6250	$68,737
3rd Quarter	November 13, 2015	$0.6400	$70,387
4th Quarter	February 12, 2016	$0.6550	$72,036
2016
1st Quarter	May 13, 2016	$0.6725	$73,961
(1) This distribution will be paid to unitholders of record as of April 29, 2016.

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
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Onshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended March 31, 2016
Segment Margin (a)	$78,618	$15,677	$21,199	$18,916	$10,471	$144,881
Capital expenditures (b)	$28,825	$45,727	$325	$8,429	$42,852	$126,158
Revenues:
External customers	$76,126	$14,876	$44,750	$50,660	$192,002	$378,414
Intersegment (c)	—	3,275	(2,214)	1,376	(2,437)	—
Total revenues of reportable segments	$76,126	$18,151	$42,536	$52,036	$189,565	$378,414
Three Months Ended March 31, 2015
Segment Margin (a)	$25,198	$14,323	$19,160	$25,693	$9,747	$94,121
Capital expenditures (b)	$2,053	$68,591	$1,212	$16,576	$36,776	$125,208
Revenues:
External customers	$790	$15,831	$48,435	$54,640	$407,161	$526,857
Intersegment (c)	—	3,237	(2,311)	2,731	(3,657)	—
Total revenues of reportable segments	$790	$19,068	$46,124	$57,371	$403,504	$526,857

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total assets by reportable segment were as follows:

	March 31, 2016	December 31, 2015
Offshore pipeline transportation	$2,647,679	$2,623,478
Onshore pipeline transportation	645,791	614,484
Refinery services	390,893	394,626
Marine transportation	778,042	777,952
Supply and logistics	1,051,590	1,000,851
Other assets	55,379	48,208
Total consolidated assets	5,569,374	5,459,599

(a)	A reconciliation of Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our offshore pipeline transportation segment included $1.8 million during the three months ended March 31, 2015 representing capital contributions to SEKCO, which was an equity investee at that time, to fund our share of the construction costs for its pipeline. We acquired the remaining 50% interest in SEKCO in July 2015.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of Segment Margin to net income:

	Three Months Ended March 31,
	2016	2015
Segment Margin	$144,881	$94,121
Corporate general and administrative expenses	(11,358)	(12,299)
Depreciation and amortization	(46,635)	(27,125)
Interest expense	(34,387)	(19,215)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,614)	(10,383)
Non-cash items not included in Segment Margin	(4,072)	(2,614)
Cash payments from direct financing leases in excess of earnings	(1,511)	(1,362)
Income tax expense	(1,001)	(908)
Net income attributable to Genesis Energy, L.P.	$35,303	$20,215

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2016	2015
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$726	$699
Revenues from provision of services to Poseidon Oil Pipeline Company, LLC (2)	1,976	—
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$195
Charges for services from Poseidon Oil Pipeline Company, LLC (2)	247	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount due from Related Party
At March 31, 2016 and December 31, 2015 (i) Sandhill Group, LLC owed us $0.2 million and $0.3 million, respectively, for purchases of CO2 and (ii) Poseidon Oil Pipeline Company, LLC owed us $1.0 million and $1.9 million, respectively, for services rendered.
Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2016 reflect $2.0 million, respectively, of fees we earned through the provision of services under that agreement.
Deepwater Gateway
Deepwater Gateway, LLC, which became a wholly-owned subsidiary in the first quarter of 2016, no longer constitutes a related party.
12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2016	2015
(Increase) decrease in:
Accounts receivable	$10,810	$70,903
Inventories	(19,815)	(16,973)
Deferred charges	(3,479)	(3,103)
Other current assets	(5,090)	(4,722)
Increase (decrease) in:
Accounts payable	(19,850)	(37,826)
Accrued liabilities	(14,643)	(2,343)
Net changes in components of operating assets and liabilities	(52,067)	5,936
Payments of interest and commitment fees, net of amounts capitalized, were $45.8 million and $14.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively. We capitalized interest of $6.0 million and $3.0 million during the three months ended March 31, 2016 and March 31, 2015.
At March 31, 2016 and March 31, 2015, we had incurred liabilities for fixed and intangible asset additions totaling $57.5 million and $73.7 million, respectively, that had not been paid at the end of the first quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At March 31, 2016 we had incurred liabilities for other asset additions totaling $0.3 million, that had not been paid at the end of the first quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
At March 31, 2016, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	998	—
Weighted average contract price per bbl	$35.07	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,354	1,057
Weighted average contract price per bbl	$37.02	$37.42
Crude oil swaps:
Contract volumes (1,000 bbls)	550	360
Weighted average contract price per bbl	$(0.38)	$0.73
Diesel futures:
Contract volumes (1,000 bbls)	24	—
Weighted average contract price per gal	$1.04	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	145	10
Weighted average contract price per bbl	$23.03	$24.05
Crude oil options:
Contract volumes (1,000 bbls)	85	30
Weighted average premium received	$1.76	$0.90
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
The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2016 and December 31, 2015:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2016	December 31, 2015
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$850	$1,703
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(850)	(388)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$1,315
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$3,882	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(3,882)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,544)	$(388)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2,544	388
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(8,342)	$(23)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	8,342	23
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2016, we had a net broker receivable of approximately $7.7 million (consisting of initial margin of $6.7 million and increased by $1.0 million of variation margin).  As of December 31, 2015, we had a net broker receivable of approximately $5.5 million (consisting of initial margin of $4.4 million increased by $1.1 million of variation margin).  At March 31, 2016 and December 31, 2015, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2016	2015
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$(553)	$2,186
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(337)	(805)
Total commodity derivatives		$(890)	$1,381
14. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value at			Fair Value at
	March 31, 2016			December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$4,732	$—	$—	$1,703	$—	$—
Liabilities	$(10,886)	$—	$—	$(411)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2016 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.7 billion, compared to $1.8 billion and $1.5 billion, respectively, at December 31, 2015. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
16. Condensed Consolidating Financial Information
Our $1.8 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 8 for additional information regarding our consolidated debt obligations.
During 2015, the Company determined the need to revise its disclosures and presentation with respect to the Condensed Consolidating Financial Information included in this footnote. These revisions relate solely to transactions between Genesis Energy, L.P. and its subsidiaries and only impact the information that is presented in the Condensed Consolidating Financial Information presented herein and does not affect the Consolidated Financial Statements in any way. The Company determined that adjustments to the presentation relating to advances to and from affiliates was necessary and were made. This resulted in the reclassification of such advances from current assets and liabilities to long term assets and liabilities. The condensed consolidated statement of cash flows for the three months ended March 31, 2015 has been adjusted to reflect these changes. There is also a schedule below that reflects all these adjustments and reconciles from what has been disclosed in previous filings to what we represent in the financial statements below. In addition to this restatement, the Company took action related to certain non-guarantor subsidiaries that resulted in these subsidiaries, that were previously categorized as non-guarantor subsidiaries, becoming wholly owned guarantor subsidiaries. As a result, the condensed consolidating statement of operations and the condensed consolidating statements of cash flows for the three months ended March 31, 2016 have been retrospectively adjusted to reflect this change to our guarantor subsidiaries as though the subsidiaries had been guarantors in all periods presented.
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
March 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$9,067	$3,238	$—	$12,311
Other current assets	25	—	304,833	9,468	(266)	314,060
Total current assets	31	—	313,900	12,706	(266)	326,371
Fixed assets, at cost	—	—	4,399,064	77,585	—	4,476,649
Less: Accumulated depreciation	—	—	(394,083)	(22,342)	—	(416,425)
Net fixed assets	—	—	4,004,981	55,243	—	4,060,224
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	12,221	—	397,746	138,739	(129,673)	419,033
Advances to affiliates	2,745,965	—	—	53,764	(2,799,729)	—
Equity investees	—	—	438,700	—	—	438,700
Investments in subsidiaries	2,350,451	—	90,700	—	(2,441,151)	—
Total assets	$5,108,668	$—	$5,571,073	$260,452	$(5,370,819)	$5,569,374
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$28,719	$—	$229,053	$—	$(398)	$257,374
Senior secured credit facility	1,280,000	—	—	—	—	1,280,000
Senior unsecured notes	1,808,575	—	—	—	—	1,808,575
Deferred tax liabilities	—	—	23,286	—	—	23,286
Advances from affiliates	—	—	2,799,729	—	(2,799,729)	—
Other liabilities	—	—	174,620	171,189	(129,511)	216,298
Total liabilities	3,117,294	—	3,226,688	171,189	(2,929,638)	3,585,533
Partners’ capital, common units	1,991,374	—	2,344,385	97,739	(2,441,181)	1,992,317
Noncontrolling interests	—	—	—	(8,476)	—	(8,476)
Total liabilities and partners’ capital	$5,108,668	$—	$5,571,073	$260,452	$(5,370,819)	$5,569,374

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,288	$2,601	$—	$10,895
Other current assets	50	—	285,313	10,422	(364)	295,421
Total current assets	56	—	293,601	13,023	(364)	306,316
Fixed assets, at cost	—	—	4,232,641	77,585	—	4,310,226
Less: Accumulated depreciation	—	—	(356,530)	(21,717)	—	(378,247)
Net fixed assets	—	—	3,876,111	55,868	—	3,931,979
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	13,140	—	394,294	140,409	(125,977)	421,866
Advances to affiliates	2,619,493	—	—	47,034	(2,666,527)	—
Equity investees	—	—	474,392	—	—	474,392
Investments in subsidiaries	2,353,804	—	90,741	—	(2,444,545)	—
Total assets	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$35,338	$—	$267,294	$—	$(496)	$302,136
Senior secured credit facility	1,115,000	—	—	—	—	1,115,000
Senior unsecured notes	1,807,054	—	—	—	—	1,807,054
Deferred tax liabilities	—	—	22,586	—	—	22,586
Advances from affiliates	—	—	2,666,527	—	(2,666,527)	—
Other liabilities	—	—	150,877	167,006	(125,811)	192,072
Total liabilities	2,957,392	—	3,107,284	167,006	(2,792,834)	3,438,848
Partners’ capital, common units	2,029,101	—	2,346,901	97,678	(2,444,579)	2,029,101
Noncontrolling interests	—	—	—	(8,350)	—	(8,350)
Total liabilities and partners’ capital	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$76,126	$—	$—	$76,126
Onshore pipeline transportation services	—	—	12,606	5,545	—	18,151
Refinery services	—	—	42,294	803	(561)	42,536
Marine transportation	—	—	52,036	—	—	52,036
Supply and logistics	—	—	189,565	—	—	189,565
Total revenues	—	—	372,627	6,348	(561)	378,414
COSTS AND EXPENSES:
Supply and logistics costs	—	—	181,033	—	—	181,033
Marine transportation costs	—	—	33,022	—	—	33,022
Refinery services operating costs	—	—	20,446	1,100	(561)	20,985
Offshore pipeline transportation operating costs	—	—	17,305	629	—	17,934
Onshore pipeline transportation operating costs	—	—	6,440	296	—	6,736
General and administrative	—	—	12,221	—	—	12,221
Depreciation and amortization	—	—	46,010	625	—	46,635
Total costs and expenses	—	—	316,477	2,650	(561)	318,566
OPERATING INCOME	—	—	56,150	3,698	—	59,848
Equity in earnings of subsidiaries	68,658	—	78	—	(68,736)	—
Equity in earnings of equity investees	—	—	10,717	—	—	10,717
Interest (expense) income, net	(34,325)	—	3,634	(3,696)	—	(34,387)
Income before income taxes	34,333	—	70,579	2	(68,736)	36,178
Income tax expense	—	—	(910)	(91)	—	(1,001)
NET INCOME	34,333	—	69,669	(89)	(68,736)	35,177
Net loss attributable to noncontrolling interest	—	—	—	126	—	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$34,333	$—	$69,669	$37	$(68,736)	$35,303

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$790	$—	$—	$790
Onshore pipeline transportation services	—	—	12,820	6,248	—	19,068
Refinery services	—	—	45,319	2,112	(1,307)	46,124
Marine transportation	—	—	57,371	—	—	57,371
Supply and logistics	—	—	403,504	—	—	403,504
Total revenues	—	—	519,804	8,360	(1,307)	526,857
COSTS AND EXPENSES:
Supply and logistics costs	—	—	396,157	—	—	396,157
Marine transportation costs	—	—	31,594	—	—	31,594
Refinery services operating costs	—	—	26,219	2,119	(1,311)	27,027
Offshore pipeline transportation operating costs	—	—	243	—	—	243
Onshore pipeline transportation operating costs	—	—	6,507	164	—	6,671
General and administrative	—	—	13,221	—	—	13,221
Depreciation and amortization	—	—	26,480	645	—	27,125
Total costs and expenses	—	—	500,421	2,928	(1,311)	502,038
OPERATING INCOME	—	—	19,383	5,432	4	24,819
Equity in earnings of subsidiaries	39,407	—	1,640	—	(41,047)	—
Equity in earnings of equity investees	—	—	15,519	—	—	15,519
Interest (expense) income, net	(19,192)	—	3,814	(3,837)	—	(19,215)
Income before income taxes	20,215	—	40,356	1,595	(41,043)	21,123
Income tax benefit (expense)	—	—	(911)	3	—	(908)
NET INCOME	$20,215	$—	$39,445	$1,598	$(41,043)	$20,215

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$33,558	$—	$70,795	$3,661	$(66,908)	$41,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(118,252)	—	—	(118,252)
Cash distributions received from equity investees - return of investment	—	—	5,788	—	—	5,788
Investments in equity investees	—	—	(1,135)	—	—	(1,135)
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(126,471)	—	—	—	126,471	—
Repayments on loan to non-guarantor subsidiary	—	—	1,471	—	(1,471)	—
Contributions in aid of construction costs	—	—	4,088	—	—	4,088
Proceeds from asset sales	—	—	224	—	—	224
Other, net	—	—	130	—	—	130
Net cash provided by (used) in investing activities	(126,471)	—	(133,080)	—	125,000	(134,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	319,400	—	—	—	—	319,400
Repayments on senior secured credit facility	(154,400)	—	—	—	—	(154,400)
Intercompany transfers	—	—	133,203	(6,733)	(126,470)	—
Distributions to partners/owners	(72,087)	—	(72,087)	—	72,087	(72,087)
Other, net	—	—	1,948	3,709	(3,709)	1,948
Net cash provided by (used in) financing activities	92,913	—	63,064	(3,024)	(58,092)	94,861
Net (decrease) increase in cash and cash equivalents	—	—	779	637	—	1,416
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$9,067	$3,238	$—	$12,311

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$34,229	$—	$63,024	$10,730	$(45,518)	$62,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(111,504)	—	—	(111,504)
Cash distributions received from equity investees - return of investment	11,013	—	7,827	—	(11,013)	7,827
Investments in equity investees	—	—	(1,750)	—	—	(1,750)
Intercompany transfers	(86,700)	—	—	—	86,700	—
Repayments on loan to non-guarantor subsidiary	—	—	1,329	—	(1,329)	—
Proceeds from asset sales	—	—	1,768	—	—	1,768
Other, net	—	—	29	—	—	29
Net cash used in investing activities	(75,687)	—	(102,301)	—	74,358	(103,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	226,200	—	—	—	—	226,200
Repayments on senior secured credit facility	(128,200)	—	—	—	—	(128,200)
Intercompany transfers	—	—	94,858	(8,158)	(86,700)	—
Distributions to partners/owners	(56,542)	—	(56,542)	—	56,542	(56,542)
Other, net	—	—	1,383	(1,318)	1,318	1,383
Net cash provided by (used in) financing activities	41,458	—	39,699	(9,476)	(28,840)	42,841
Net (decrease) increase in cash and cash equivalents	—	—	422	1,254	—	1,676
Cash and cash equivalents at beginning of period	9	—	8,352	1,101	—	9,462
Cash and cash equivalents at end of period	$9	$—	$8,774	$2,355	$—	$11,138

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for revisions to previously presented Condensed Consolidating Financial Information.

Cash Flow Restatements	As Previously Reported	Adjustment	As Revised
March 31, 2015
Parent Column
Net cash provided by operating activities	(52,471)	86,700	34,229
Intercompany transfers (investing)	—	(86,700)	(86,700)
Net cash used in investing activities	11,013	(86,700)	(75,687)
Guarantor Column
Net cash provided by operating activities	157,725	(94,701)	63,024
Intercompany transfers (financing)	—	94,858	94,858
Net cash provided by (used in) financing activities	(55,159)	94,858	39,699
Non-Guarantor Column
Net cash provided by operating activities	2,729	8,001	10,730
Intercompany transfers (financing)	—	(8,158)	(8,158)
Net cash provided by (used in) financing activities	(1,318)	(8,158)	(9,476)
Eliminations Column
Intercompany transfers (investing)	—	86,700	86,700
Net cash used in investing activities	(12,342)	86,700	74,358
Intercompany transfers (financing)	—	(86,700)	(86,700)
Net cash provided by (used in) financing activities	57,860	(86,700)	(28,840)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Segment Reporting Change

•	Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $35.3 million, or $0.32 per common unit, during the three months ended March 31, 2016 (“2016 Quarter”) compared to net income of $20.2 million, or $0.21 per common unit, during the three months ended March 31, 2015 (“2015 Quarter”). The large increase in our net income was principally due to the contributions from the offshore Gulf of Mexico assets recently acquired from Enterprise.
Available Cash before Reserves was $97.8 million for the 2016 Quarter, an increase of $33.8 million, or 53%, from the 2015 Quarter. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Financial Measures”) was $144.9 million for the 2016 Quarter, an increase of $50.8 million, or 54%, from the 2015 Quarter.
The increases in our Available Cash before Reserves and Segment Margin resulted primarily from increases attributable to our offshore pipeline transportation segment of $53.4 million. Those increases are primarily related to assets recently acquired from Enterprise.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In April 2016, we declared our forty-third consecutive increase in our quarterly distribution to our common unitholders. Thirty-eight of those quarterly increases have been 10% or greater as compared to the same quarter in the preceding year. In May 2016, we will pay a distribution of $0.6725 per unit related to the first quarter of 2016 representing a 10.2% increase from our distribution of $0.61 per unit related to the first quarter of 2015.

Financial Measure Reconciliation
For definitions and discussion of the financial measures refer to the "Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$35,303	$20,215
Depreciation and amortization	46,635	27,125
Cash received from direct financing leases not included in income	1,511	1,362
Cash effects of sales of certain assets	2,974	1,768
Effects of distributable cash generated by equity method investees not included in income	10,614	10,383
Cash effects of legacy stock appreciation rights plan	(41)	(288)
Non-cash legacy stock appreciation rights plan expense	(662)	686
Expenses related to acquiring or constructing growth capital assets	256	417
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	2,154	2,062
Maintenance capital utilized	(1,570)	(591)
Non-cash tax expense	700	608
Other items, net	(80)	291
Available Cash before Reserves	97,794	64,038
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2016 Quarter decreased $148.4 million, or 28%, from the 2015 Quarter. Additionally, our costs and expenses decreased $183.5 million, or 37%, between the two periods.
The substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two first quarter periods is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below. In general, we do not expect fluctuations in prices for crude oil and natural gas to affect our Net Income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would similarly impact both our revenues and our costs with a disproportionate smaller net impact on our Segment Margin. The same correlation would be true in the case of higher crude oil and petroleum products sale prices and purchase costs.
Prices of crude oil and petroleum products have continued to decline in the first quarter of 2016, relative to 2015. We would expect changes in crude oil prices to continue to cause fluctuations in our revenues and, similarly, costs as derived from the purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 31% to $33.45 per barrel in the first quarter of 2016, as compared to $48.64 per barrel in the first quarter of 2015.
We currently have two distinct, complimentary types of operations-(i) our onshore-based refinery-centric crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of over 85% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 90% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Offshore pipeline transportation	$78,618	$25,198
Onshore pipeline transportation	15,677	14,323
Refinery services	21,199	19,160
Marine transportation	18,916	25,693
Supply and logistics	10,471	9,747
Total Segment Margin	$144,881	$94,121
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
A reconciliation of Segment Margin to Net Income for the periods presented is as follows:

	Three Months Ended March 31,
	2016	2015
Segment Margin	$144,881	$94,121
Corporate general and administrative expenses	(11,358)	(12,299)
Depreciation and amortization	(46,635)	(27,125)
Interest expense	(34,387)	(19,215)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,614)	(10,383)
Non-cash items not included in Segment Margin	(4,072)	(2,614)
Cash payments from direct financing leases in excess of earnings	(1,511)	(1,362)
Income tax expense	(1,001)	(908)
Net income attributable to Genesis Energy, L.P.	$35,303	$20,215
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
Our reconciliation of Segment Margin to net income reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, non-cash gains and charges, depreciation and amortization, interest expense, certain non-cash items, the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. Items in Segment Margin not included in net income are distributable cash from equity investees in excess of equity in earnings (or losses) and cash payments from direct financing leases in excess of earnings.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Offshore crude oil pipeline revenue	$63,384	$790
Offshore natural gas pipeline revenue	12,742	—
Offshore pipeline operating costs, excluding non-cash expenses	(17,808)	(243)
Distributions from equity investments	20,852	25,090
Other	(552)	(439)
Offshore Pipeline Transportation Segment Margin (1)	$78,618	$25,198

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	196,873	172,058
Poseidon	249,615	229,058
Odyssey	107,789	48,564
GOPL (2)	6,194	6,207
Total crude oil offshore pipelines	560,471	455,887

SEKCO (3)	65,364	21,839
Natural gas transportation volumes (MMBtus/d)	603,407	—

Volumetric Data net to our ownership interest (4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	196,873	86,029
Poseidon	159,754	64,136
Odyssey	31,259	14,084
GOPL (2)	6,194	6,207
Total crude oil offshore pipelines	394,080	170,456

SEKCO (3)	65,364	10,920
Natural gas transportation volumes (MMBtus/d)	309,669	—

(1)
Offshore Pipeline Transportation Segment Margin includes approximately $20.9 million and $25.1 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2016 and 2015, respectively.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude oil until January 2015. Volumes reported for the three months ended March 31, 2015 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015. Even though our SEKCO volumes flow through both SEKCO and Poseidon, we include those volumes only once in the table above.

(4)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Offshore Pipeline Transportation Segment Margin for the first three months of 2016 increased $53.4 million, or 212%, from the first three months of 2015. This increase is primarily due to our Enterprise acquisition, which closed in July 2015. As a result of our Enterprise acquisition we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines and six offshore hub platforms. That transaction also increased our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines. As a result of our Enterprise acquisition, we now own 100% (up from 50%) of the SEKCO pipeline and 64% (up from 36%) of the Poseidon pipeline.
In addition, a portion of the increase in our Segment Margin is attributable to the SEKCO pipeline being completed and earning certain minimum fees and commencing throughput of crude in January 2015. SEKCO pipeline's throughput exceeded its shippers' minimum volume commitments for a portion of the 2015 quarter versus the entirety of the 2016 quarter. Also, as a result of the Enterprise acquisition, our ownership interest in the SEKCO pipeline increased from 50% to 100%. Our SEKCO pipeline is connected to our Poseidon pipeline (of which we now own a 64% interest in as a result of our Enterprise acquisition, an increase from our historical 28% interest), so increases in throughput on our SEKCO pipeline also increase throughput on our Poseidon pipeline. Substantially all of our significant acquired assets represented additional interests in our existing pipelines.
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our onshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$10,866	$10,343
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	5,647	6,363
Sales of onshore crude oil pipeline loss allowance volumes	678	1,065
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(6,043)	(5,070)
Payments received under direct financing leases not included in income	1,511	1,362
Other	3,018	260
Segment Margin	$15,677	$14,323

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	73,358	75,437
Jay	13,773	15,472
Mississippi	11,614	14,929
Louisiana	29,525	16,786
Wyoming	7,192	—
Onshore crude oil pipelines total	135,462	122,624

CO2 pipeline (average Mcf/day):
Free State	131,625	190,507
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Onshore Pipeline Transportation Segment Margin for the first three months of 2016 increased $1.4 million, or 9%. Certain significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in Segment Margin quarter over quarter of $0.4 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased by $0.5 million period to period, due to an overall net increase in throughput volumes of 12,838 barrels per day, which was primarily the result of increased volumes associated with ramping-up our Louisiana and Wyoming pipeline systems. These increases were partially offset by a decrease in volumes on our Jay pipeline system, which is primarily attributable to a decrease in volumes entering the pipeline through our Walnut Hill rail facility. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other.

•
Although volumes on our Free State CO2 pipeline system decreased 58,882 Mcf per day, or 31%, in the first three months of 2016 as compared to the first three months of 2015, that decrease did not materially affect contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2016	2015
Volumes sold (in Dry short tons "DST"):
NaHS volumes	31,806	32,430
NaOH (caustic soda) volumes	18,762	21,186
Total	50,568	53,616

Revenues (in thousands):
NaHS revenues	$34,318	$35,453
NaOH (caustic soda) revenues	8,993	10,874
Other revenues	1,439	2,108
Total external segment revenues	$44,750	$48,435

Segment Margin (in thousands)	$21,199	$19,160

Average index price for NaOH per DST (1)	$583	$588
(1) Source: IHS Chemical
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Refinery Services Segment Margin for the first three months of 2016 increased $2.0 million, or 11%. Certain significant components and details of this change were as follows:

•	NaHS revenues decreased 3% due to small decreases in volumes, as well as a slight decrease in the index price for caustic soda (as affecting both NaHS revenues and costs as further discussed below).

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which more than offset the effects on Segment Margin of the slight decrease in NaHS sales volumes.

•
Caustic soda revenues decreased 17% due to a reduction in our sales volumes, as well as a decrease in our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda decreased to $583 per DST in the first three months of 2016 compared to $588 per DST during the first three months of 2015. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda index prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 75 barges (66 inland and 9 offshore) with a combined transportation capacity of 2.7 million barrels, 40 push/tow boats (31 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2016	2015
Revenues (in thousands):
Inland freight revenues	$22,932	$23,385
Offshore freight revenues	21,193	24,608
Other rebill revenues (1)	7,911	9,378
Total segment revenues	$52,036	$57,371

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$33,120	$31,678

Segment Margin (in thousands)	$18,916	$25,693

Fleet Utilization: (2)
Inland Barge Utilization	95.0%	96.1%
Offshore Barge Utilization	85.4%	100.0%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Marine Transportation Segment Margin for the first three months of 2016 decreased $6.8 million, or 26%, from the first three months of 2015. This decrease in Segment Margin in 2016 is primarily due to pressure on rates and utilization of our blue water, offshore barges. Some of the more significant factors affecting our offshore barge performance include: significant new builds coming into the market, declines in Eagle Ford production, a relatively mild winter and the effects of contango on the crude oil and products markets creating economic incentives for producers, marketers and refiners to store barrels. Declines in utilization of our blue water barges also affect our ability to rebill certain operating costs to customers as they come off contract. Utilization rates and prices for our inland barge fleet, which primarily transports intermediate refined products for refineries, did not change significantly between the respective quarters.
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
Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Supply and logistics revenue	$189,565	$403,504
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(160,239)	(368,855)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(19,079)	(24,909)
Other	224	7
Segment Margin	$10,471	$9,747

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	69,982	94,193
Rail load/unload volumes (1)	21,209	15,407
(1) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Segment Margin for our supply and logistics segment increased by $0.7 million, or 7%, between the first three months of 2016 and the first three months of 2015.
In the three months ended March 31, 2016, the increase in our Segment Margin is primarily due to the improved performance of our now right-sized heavy fuel oil business (after reducing volumes and related infrastructure to match new market realities resulting from the general lightening of refineries' crude slates which has resulted in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements) relative to the 2015 quarter, as well as increases in rail volumes at our Scenic Station rail terminal relative to the 2015 quarter.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2016	2015
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,328	$9,671
Segment	868	905
Equity-based compensation plan expense	(232)	2,228
Third party costs related to business development activities and growth projects	257	417
Total general and administrative expenses	$12,221	$13,221
Total general and administrative expenses decreased $1.0 million between the three month periods primarily due to lower equity based compensation plan expense as a result of the decrease in our unit price relative to the 2015 quarter. This decrease was partially offset by other increases, primarily including the one-time charge we took during the first quarter to reflect certain severance and restructuring expenses of approximately $3.3 million.
Depreciation and amortization expense

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation expense	$39,712	$22,037
Amortization of intangible assets	5,992	4,037
Amortization of CO2 volumetric production payments	931	1,051
Total depreciation and amortization expense	$46,635	$27,125
Total depreciation and amortization expense increased $19.5 million between the three month periods primarily as a result of placing recently acquired and constructed assets' in service during calendar 2015 (including the offshore pipelines and services assets acquired as a result of our Enterprise acquisition).
Interest expense, net

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense, credit facility (including commitment fees)	$9,371	$4,147
Interest expense, senior unsecured notes	28,609	16,844
Amortization of debt issuance costs and discount	2,441	1,247
Capitalized interest	(6,034)	(3,023)
Net interest expense	$34,387	$19,215
Net interest expense increased $15.2 million between the three month periods primarily due to an increase in our average outstanding indebtedness from recently acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased $3.0 million over the three month periods due to our growth capital expenditures for projects still under construction when compared to the prior year period.
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
Other
Net income for the three months ended March 31, 2016 included an unrealized loss on derivative positions of $1.7 million. Net income for the same period in 2015 included an unrealized loss on derivative positions of $1.5 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin.
Liquidity and Capital Resources
General
As of March 31, 2016, we had $210.2 million of remaining borrowing capacity under our $1.5 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At March 31, 2016, long-term debt totaled $3.1 billion, consisting of $1.3 billion outstanding under our credit facility (including $48.8 million borrowed under the inventory sublimit tranche), a $350.0 million carrying amount of senior unsecured notes due on February 15, 2021, a $400.0 million carrying amount of senior unsecured notes due on May 15, 2023, a $350.0 million carrying amount of senior unsecured notes due on June 15, 2024, and a $750.0 million carrying amount of senior unsecured notes due August 1, 2022.
In April 2016, we amended our credit agreement to, among other things, (i) increase the committed amount under our revolving credit facility to $1.7 billion (from $1.5 billion), with the ability to increase the committed amount by an additional $300.0 million, subject to lender consent and (ii) permanently relax the maximum consolidated leverage ratio to 5.5 to 1.0.
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
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2016 and March 31, 2015.
The decrease in operating cash flow for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the three months ended March 31, 2016 were $41.1 million compared to $62.5 million for the three months ended March 31, 2015.
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
Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2016 and March 31, 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$145	$175
Onshore pipeline transportation assets	838	1,266
Refinery services assets	325	1,173
Marine transportation assets	2,904	10,131
Supply and logistics assets	232	2,458
Information technology systems	380	118
Total maintenance capital expenditures	4,824	15,321
Growth capital expenditures:
Offshore pipeline transportation assets	$1,345	$128
Onshore pipeline transportation assets	44,889	67,325
Refinery services assets	—	39
Marine transportation assets	5,525	6,445
Supply and logistics assets	42,620	34,318
Information technology systems	4,799	158
Total growth capital expenditures	99,178	108,413
Total capital expenditures for fixed and intangible assets	104,002	123,734

Acquisition of remaining interest in Deepwater Gateway (1)	26,200	—
Capital expenditures related to equity investees	1,135	1,750
Total capital expenditures	$131,337	$125,484

(1)	Amount represents our purchase price for our purchase of the remaining 50% interest in Deepwater Gateway in the first quarter of 2016.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Growth Capital Expenditures
Total capital expenditures on projects under construction are estimated to be approximately $900.0 million in 2016 and in future periods, inclusive of expenditures incurred through March 31, 2016. We anticipate that approximately $270.0 million of that total will be spent in 2016, inclusive of expenditures incurred through March 31, 2016. The most significant of these projects currently under construction are described below.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We will construct a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. Our Webster Terminal is connected to other crude oil pipelines servicing other Houston area refineries. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to allow for bi-directional flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the Exxon-Mobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines. We expect these assets to become operational in the second half of 2016.
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
Baton Rouge Terminal
We are constructing a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We will initially construct approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we will construct a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal is expected to be operational in the second quarter of 2016.
Raceland Rail Facility
The Raceland Rail Facility, a new crude oil unit train unloading facility capable of unloading up to two unit trains per day, which is located in Raceland, Louisiana, and will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets. It is expected to be operational in the second half of 2016.
Inland Marine Barge Transportation Expansion
We ordered 20 new-build barges and 14 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 12 of those barges and 10 of those push boats through March 31, 2016. We expect to take delivery of those remaining vessels periodically through 2016.
Maintenance Capital Expenditures

Our decrease in maintenance capital expenditures for the three months ended March 31, 2016 as compared to March 31, 2015 primarily relates to our marine segment, where construction of new marine push boats, as completed in 2015, to replace older boats resulted in higher spending during 2015. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On May 13, 2016, we will pay a distribution of $0.6725 per common unit totaling $74.0 million with respect to the first quarter of 2016 to common unitholders of record on April 29, 2016. This is the forty-third consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
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
Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedule below provides a reconciliation of our non-GAAP financial measures to their most directly comparable GAAP financial measure - income from continuing operations. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Segment Margin and Available Cash before Reserves measures are just two of the relevant data points considered from time to time.
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
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2015, nor do we have any debt or equity triggers based upon our unit or commodity prices.
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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 13 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
There were no changes during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.
(a) Exhibits

	2.1
Purchase and Sale Agreement, dated July 16, 2015, by and between Genesis Energy, L.P. and Enterprise Products Operating, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated July 16, 2015, File No. 001-12295).

	3.1	Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registration Statement on Form S-1, File No. 333-11545).
	3.2
Amendment to the Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-12295).

	3.3
Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

	3.4
Certificate of Conversion of Genesis Energy, Inc. a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated January 7, 2009, File No. 001-12295).

	3.5	Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated January 7, 2009, File No. 001-12295).
	3.6
Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K dated January 3, 2011, File No. 001-12295).

	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	4.2
Seventh Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.750% Senior Notes due 2022, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.3
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.4
Twelfth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

	10.1
Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 27, 2016, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated May 3, 2016, File No. 001-12295).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 4, 2016	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer