Form 10-Q
period 2016-06-30
GENESIS ENERGY LP
filed 2016-08-03
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 117,939,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 3, 2016.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,550	$10,895
Accounts receivable - trade, net	249,133	219,532
Inventories	78,738	43,775
Other	36,105	32,114
Total current assets	372,526	306,316
FIXED ASSETS, at cost	4,589,038	4,310,226
Less: Accumulated depreciation	(463,244)	(378,247)
Net fixed assets	4,125,794	3,931,979
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	136,378	139,728
EQUITY INVESTEES	427,558	474,392
INTANGIBLE ASSETS, net of amortization	216,274	223,446
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	62,235	58,692
TOTAL ASSETS	$5,665,811	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$148,253	$140,726
Accrued liabilities	119,361	161,410
Total current liabilities	267,614	302,136
SENIOR SECURED CREDIT FACILITY	1,405,800	1,115,000
SENIOR UNSECURED NOTES	1,810,101	1,807,054
DEFERRED TAX LIABILITIES	23,995	22,586
OTHER LONG-TERM LIABILITIES	224,820	192,072
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 109,979,218 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,942,083	2,029,101
Noncontrolling interests	(8,602)	(8,350)
Total partners' capital	1,933,481	2,020,751
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,665,811	$5,459,599
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Offshore pipeline transportation services	78,994	1,258	155,120	2,048
Onshore pipeline transportation services	16,250	18,933	34,401	38,001
Refinery services	41,324	46,324	83,860	92,448
Marine transportation	52,609	62,594	104,645	119,965
Supply and logistics	256,799	527,218	446,364	930,722
Total revenues	445,976	656,327	824,390	1,183,184
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	22,676	400	40,610	643
Onshore pipeline transportation operating costs	5,760	6,482	12,496	13,153
Refinery services operating costs	21,579	25,835	42,564	52,862
Marine transportation operating costs	34,430	35,286	67,452	66,880
Supply and logistics product costs	227,998	492,125	390,391	863,043
Supply and logistics operating costs	18,362	23,782	37,002	49,021
General and administrative	11,283	14,832	23,504	28,053
Depreciation and amortization	55,900	28,205	102,535	55,330
Total costs and expenses	397,988	626,947	716,554	1,128,985
OPERATING INCOME	47,988	29,380	107,836	54,199
Equity in earnings of equity investees	12,157	18,661	22,874	34,180
Interest expense	(35,535)	(17,905)	(69,922)	(37,120)
Other income/(expense), net	—	(17,529)	—	(17,529)
Income before income taxes	24,610	12,607	60,788	33,730
Income tax expense	(1,009)	(942)	(2,010)	(1,850)
NET INCOME	23,601	11,665	58,778	31,880
Net loss attributable to noncontrolling interests	126	—	252	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$23,727	$11,665	$59,030	$31,880
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.22	$0.12	$0.54	$0.33
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	109,979	99,174	109,979	97,113
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2016	109,979	$2,029,101	$(8,350)	$2,020,751
Net income (loss)	—	59,030	(252)	58,778
Cash distributions to partners	—	(146,048)	—	(146,048)
Partners' capital, June 30, 2016	109,979	$1,942,083	$(8,602)	$1,933,481
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2015	95,029	$1,229,203	$—	$1,229,203
Net income	—	31,880	—	31,880
Cash distributions to partners	—	(117,316)	—	(117,316)
Issuance of common units for cash, net	4,600	197,722	—	197,722
Partners' capital, June 30, 2015	99,629	$1,341,489	$—	$1,341,489
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,778	$31,880
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	102,535	55,330
Amortization of debt issuance costs and discount or premium	4,992	6,526
Amortization of unearned income and initial direct costs on direct financing leases	(7,274)	(7,566)
Payments received under direct financing leases	10,333	10,333
Equity in earnings of investments in equity investees	(22,874)	(34,180)
Cash distributions of earnings of equity investees	32,778	38,811
Non-cash effect of equity-based compensation plans	4,255	4,744
Deferred and other tax liabilities	1,409	1,250
Unrealized loss on derivative transactions	1,313	1,309
Other, net	7,668	(2,296)
Net changes in components of operating assets and liabilities (Note 12)	(90,241)	(35,039)
Net cash provided by operating activities	103,672	71,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(247,416)	(240,646)
Cash distributions received from equity investees - return of investment	11,851	11,490
Investments in equity investees	(1,135)	(1,750)
Acquisitions	(25,394)	—
Contributions in aid of construction costs	8,940	—
Proceeds from asset sales	3,183	2,228
Other, net	107	(729)
Net cash used in investing activities	(249,864)	(229,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	631,900	550,500
Repayments on senior secured credit facility	(341,100)	(515,700)
Proceeds from issuance of senior unsecured notes	—	400,000
Repayment of senior unsecured notes	—	(350,000)
Debt issuance costs	(1,539)	(8,418)
Issuance of common units for cash, net	—	197,722
Distributions to common unitholders	(146,021)	(117,316)
Other, net	607	774
Net cash provided by financing activities	143,847	157,562
Net decrease in cash and cash equivalents	(2,345)	(743)
Cash and cash equivalents at beginning of period	10,895	9,462
Cash and cash equivalents at end of period	$8,550	$8,719
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
In September 2015, the FASB issued ASU 2015-16 in response to stakeholder feedback that restating prior periods to reflect adjustments made to provisional amounts recognized in a business combination adds cost and complexity to financial reporting, but does not significantly improve the usefulness of information provided to users. Under the new ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for reporting periods after December 15, 2015, with early adoption permitted. We have adopted this guidance and it has not had a material impact on our consolidated financial statements.
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
We have reflected the financial results of the acquired business in our Offshore Pipeline Transportation Segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated preliminary fair values. Those preliminary fair values were developed by management with the assistance of a third-party valuation firm and are subject to change pending a final valuation report and final determination of working capital acquired and other purchase price adjustments. As of June 30, 2016, we have yet to finalize the purchase price allocation for this transaction. We will finalize our purchase price allocation in the third quarter of 2016 and we do not expect any material adjustments to these preliminary purchase price allocations. Our preliminary purchase price allocation remains unchanged from what was disclosed in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$58,782	$114,382
Net income	$28,485	$63,837

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Pro forma consolidated financial operating results:
Revenues	$735,427	$1,339,984
Net Income (loss) Attributable to Genesis Energy L.P.	(8,174)	22,701
Basic and diluted earnings per unit:
As reported net income per unit	$0.12	0.33
Pro forma net income (loss) per unit	$(0.07)	$0.21
4. Inventories
The major components of inventories were as follows:

	June 30, 2016	December 31, 2015
Petroleum products	$6,881	$14,235
Crude oil	60,855	22,815
Caustic soda	3,388	3,964
NaHS	7,605	2,755
Other	9	6
Total	$78,738	$43,775
Inventories are valued at the lower of cost or market. The market value of inventories were not below recorded cost as of June 30, 2016 and were below recorded costs by approximately $0.9 million as of December 31, 2015; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference in 2015.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2016	December 31, 2015
Crude oil pipelines and natural gas pipelines and related assets	$2,657,642	$2,501,821
Machinery and equipment	418,013	414,100
Transportation equipment	18,991	19,025
Marine vessels	821,895	794,508
Land, buildings and improvements	49,431	41,202
Office equipment, furniture and fixtures	9,347	7,540
Construction in progress	566,804	485,575
Other	46,915	46,455
Fixed assets, at cost	4,589,038	4,310,226
Less: Accumulated depreciation	(463,244)	(378,247)
Net fixed assets	$4,125,794	$3,931,979
Our depreciation expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$48,807	$22,512	$88,519	$44,549

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
The following table presents information regarding our AROs since December 31, 2015:

ARO liability balance, December 31, 2015	$188,662
AROs arising from the purchase of the remaining interest in Deepwater Gateway	10,470
AROs from the consolidation of historical interest in Deepwater Gateway	10,470
Accretion expense	5,079
Change in estimate	4,590
Settlements	(2,071)
ARO liability balance, June 30, 2016	$217,200
Of the ARO balances disclosed above, $5.5 million and 9.8 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively. The remainder of the ARO liability as of June 30, 2016 and December 31, 2015 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2016	$5,473
	2017	$9,900
	2018	$8,204
	2019	$8,731
	2020	$9,293
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2016 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2016 and December 31, 2015, the unamortized excess cost amounts totaled $406.0 million and $414.0 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Genesis’ share of operating earnings	$16,139	$21,403	$30,837	$39,663
Amortization of excess purchase price	(3,982)	(2,742)	(7,963)	(5,483)
Net equity in earnings	$12,157	$18,661	$22,874	$34,180
Distributions received	$23,298	$24,399	$44,629	$50,301
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon (which is our most significant equity investment):

	June 30, 2016	December 31, 2015
BALANCE SHEET DATA:
Assets
Current assets	$17,191	$18,507
Fixed assets, net	240,385	248,059
Other assets	997	1,133
Total assets	$258,573	$267,699
Liabilities and equity
Current liabilities	$24,007	$22,456
Other liabilities	209,588	203,514
Equity	24,978	41,729
Total liabilities and equity	$258,573	$267,699

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INCOME STATEMENT DATA:
Revenues	$31,010	$33,324	$59,439	$61,854
Operating income	$23,527	$26,047	$45,059	$47,283
Net income	$22,385	$24,885	$42,749	$44,944

Poseidon's revolving credit facility
Borrowings under Poseidon’s revolving credit facilities, which was amended and restated in February 2015, are primarily used to fund spending on capital projects. The February 2015 credit facility is non-recourse to Poseidon’s owners and secured by substantially all of Poseidon's assets. The February 2015 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Combined Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$88,021	$6,633	$94,654	$86,285	$8,369
Licensing agreements	38,678	32,949	5,729	38,678	31,694	6,984
Segment total	133,332	120,970	12,362	133,332	117,979	15,353
Supply & Logistics:
Customer relationships	35,430	32,860	2,570	35,430	32,044	3,386
Intangibles associated with lease	13,260	4,223	9,037	13,260	3,986	9,274
Segment total	48,690	37,083	11,607	48,690	36,030	12,660
Marine contract intangibles	27,000	3,600	23,400	27,000	900	26,100
Offshore pipeline contract intangibles	158,101	7,628	150,473	158,101	3,467	154,634
Other	27,678	9,246	18,432	22,819	8,120	14,699
Total	$394,801	$178,527	$216,274	$389,942	$166,496	$223,446
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$6,040	$4,154	$12,032	$8,191
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2016	$12,285
	2017	$23,425
	2018	$21,309
	2019	$16,982
	2020	$16,081
8. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,405,800	$—	$1,405,800	$1,115,000	$—	$1,115,000
6.000% senior unsecured notes	400,000	7,292	392,708	400,000	7,825	392,175
5.750% senior unsecured notes	350,000	4,673	345,327	350,000	5,183	344,817
5.625% senior unsecured notes	350,000	7,062	342,938	350,000	7,510	342,490
6.750% senior unsecured notes	750,000	20,872	729,128	750,000	22,428	727,572
Total long-term debt	$3,255,800	$39,899	$3,215,901	$2,965,000	$42,946	$2,922,054

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2016, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The applicable margin varies from 1.50% to 2.75% on Eurodollar borrowings and from 0.50% to 1.75% on alternate base rate borrowings.
•Letter of credit fees range from 1.50% to 2.50%
•The commitment fee on the unused committed amount will range from 0.250% to 0.500%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
At June 30, 2016, we had $1.4 billion borrowed under our $1.7 billion credit facility, with $57.8 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $12.3 million was outstanding at June 30, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2016 was $281.9 million.

9. Partners’ Capital and Distributions
At June 30, 2016, our outstanding common units consisted of 109,939,221 Class A units and 39,997 Class B units.
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We granted the underwriter a 30-day option to purchase up to 1,200,000 additional units from us. We received the proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering.
Distributions
We paid or will pay the following distributions in 2015 and 2016:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015		$0.6250	$68,737
3rd Quarter	November 13, 2015		$0.6400	$70,387
4th Quarter	February 12, 2016		$0.6550	$72,036
2016
1st Quarter	May 13, 2016		$0.6725	$73,961
2nd Quarter	August 12, 2016	(1)	$0.6900	$81,406
(1) This distribution will be paid to unitholders of record as of July 29, 2016.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Onshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended June 30, 2016
Segment margin (a)	$84,282	$12,090	$19,861	$18,082	$8,171	$142,486
Capital expenditures (b)	$2,373	$56,282	$832	$27,562	$28,472	$115,521
Revenues:
External customers	$76,829	$10,634	$43,618	$50,964	$263,931	$445,976
Intersegment (c)	2,165	5,616	(2,294)	1,645	(7,132)	—
Total revenues of reportable segments	$78,994	$16,250	$41,324	$52,609	$256,799	$445,976
Three Months Ended June 30, 2015
Segment margin (a)	$25,100	$14,363	$20,221	$27,225	$11,658	$98,567
Capital expenditures (b)	$86	$40,893	$238	$11,086	$55,850	$108,153
Revenues:
External customers	$1,258	$15,856	$48,786	$60,603	$529,824	$656,327
Intersegment (c)	—	3,077	(2,462)	1,991	(2,606)	—
Total revenues of reportable segments	$1,258	$18,933	$46,324	$62,594	$527,218	$656,327
Six Months Ended June 30, 2016
Segment Margin (a)	$162,900	$27,767	$41,060	$36,998	$18,642	$287,367
Capital expenditures (b)	$31,198	$102,009	$1,157	$35,991	$71,324	$241,679
Revenues:
External customers	$152,955	$25,510	$88,368	$101,624	$455,933	$824,390
Intersegment (c)	2,165	8,891	(4,508)	3,021	(9,569)	—
Total revenues of reportable segments	$155,120	$34,401	$83,860	$104,645	$446,364	$824,390
Six Months Ended June 30, 2015
Segment Margin (a)	$50,298	$28,686	$39,381	$52,918	$21,405	$192,688
Capital expenditures (b)	$2,139	$109,484	$1,450	$27,662	$92,626	$233,361
Revenues:
External customers	$2,048	$31,687	$97,221	$115,243	$936,985	$1,183,184
Intersegment (c)	—	6,314	(4,773)	4,722	(6,263)	—
Total revenues of reportable segments	$2,048	$38,001	$92,448	$119,965	$930,722	$1,183,184
Total assets by reportable segment were as follows:

	June 30, 2016	December 31, 2015
Offshore pipeline transportation	$2,622,230	$2,623,478
Onshore pipeline transportation	668,740	614,484
Refinery services	389,292	394,626
Marine transportation	793,499	777,952
Supply and logistics	1,138,443	1,000,851
Other assets	53,607	48,208
Total consolidated assets	5,665,811	5,459,599

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our Offshore Pipeline Transportation Segment included $1.8 million during the six months ended June 30, 2015 representing capital contributions to SEKCO, which was an equity investee at that time, to fund our share of the construction costs for its pipeline. We acquired the remaining 50% interest in SEKCO in July 2015.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Segment Margin	$142,486	$98,567	$287,367	$192,688
Corporate general and administrative expenses	(10,491)	(13,953)	(21,849)	(26,252)
Depreciation and amortization	(55,900)	(28,205)	(102,535)	(55,330)
Interest expense	(35,535)	(17,905)	(69,922)	(37,120)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(11,141)	(7,038)	(21,755)	(17,421)
Non-cash items not included in Segment Margin	(3,135)	1,771	(7,207)	(843)
Cash payments from direct financing leases in excess of earnings	(1,548)	(1,405)	(3,059)	(2,767)
Loss on extinguishment of debt	—	(19,225)	—	(19,225)
Income tax expense	(1,009)	(942)	(2,010)	(1,850)
Net income attributable to Genesis Energy, L.P.	$23,727	$11,665	$59,030	$31,880

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$762	$806	$1,488	$1,505
Revenues from provision of services to Poseidon Oil Pipeline Company, LLC (2)	1,980	—	3,956	—
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$360
Charges for services from Poseidon Oil Pipeline Company, LLC (2)	251	—	498	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.
Amount due from Related Party
At June 30, 2016 and December 31, 2015 (i) Sandhill Group, LLC owed us $0.3 million and $0.3 million, respectively, for purchases of CO2 and (ii) Poseidon Oil Pipeline Company, LLC owed us $1.1 million and $1.9 million, respectively, for services rendered.
Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues for the three and six months ended June 30, 2016 reflect $2.0 million and $4.0 million, respectively, of fees we earned through the provision of services under that agreement.
Deepwater Gateway
Deepwater Gateway, LLC, which became a wholly-owned subsidiary in the first quarter of 2016, no longer constitutes a related party.
12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2016	2015
(Increase) decrease in:
Accounts receivable	$(21,274)	$202
Inventories	(34,512)	(7,737)
Deferred charges	(6,272)	(7,725)
Other current assets	(4,335)	2,286
Increase (decrease) in:
Accounts payable	(5,642)	(5,998)
Accrued liabilities	(18,206)	(16,067)
Net changes in components of operating assets and liabilities	(90,241)	(35,039)
Payments of interest and commitment fees, net of amounts capitalized, were $78.4 million and $40.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. We capitalized interest of $12.3 million and $7.2 million during the six months ended June 30, 2016 and June 30, 2015.
At June 30, 2016 and June 30, 2015, we had incurred liabilities for fixed and intangible asset additions totaling $55.6 million and $52.9 million, respectively, that had not been paid at the end of the second quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
At June 30, 2016 we had incurred liabilities for other asset additions totaling $0.1 million, that had not been paid at the end of the second quarter and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
At June 30, 2016, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	965	—
Weighted average contract price per bbl	$45.06	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	2,921	2,813
Weighted average contract price per bbl	$46.61	$46.77
Crude oil swaps:
Contract volumes (1,000 bbls)	190	—
Weighted average contract price per bbl	$(1.87)	$—
Diesel futures:
Contract volumes (1,000 bbls)	34	10
Weighted average contract price per gal	$1.40	$1.54
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	150	—
Weighted average contract price per bbl	$34.17	$—
Crude oil options:
Contract volumes (1,000 bbls)	80	20
Weighted average premium received	$1.27	$0.26
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2016 and December 31, 2015:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2016	December 31, 2015
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$695	$1,703
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(695)	(388)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$1,315
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$7,467	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(7,467)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,856)	$(388)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,856	388
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(11,484)	$(23)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	11,484	23
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2016, we had a net broker receivable of approximately $8.3 million (consisting of initial margin of $5.6 million and increased by $2.7 million of variation margin).  As of December 31, 2015, we had a net broker receivable of approximately $5.5 million (consisting of initial margin of $4.4 million increased by $1.1 million of variation margin).  At June 30, 2016 and December 31, 2015, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$(9,398)	$(4,021)	$(9,951)	$(1,835)
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(3,145)	(4,209)	(3,482)	(5,014)
Total commodity derivatives		$(12,543)	$(8,230)	$(13,433)	$(6,849)
14. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value at			Fair Value at
	June 30, 2016			December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$8,162	$—	$—	$1,703	$—	$—
Liabilities	$(13,340)	$—	$—	$(411)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2016 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.7 billion, compared to $1.8 billion and $1.5 billion, respectively, at December 31, 2015. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
During 2015, the Company determined the need to revise its disclosures and presentation with respect to the Condensed Consolidating Financial Information included in this footnote. These revisions relate solely to transactions between Genesis Energy, L.P. and its subsidiaries and only impact the information that is presented in the Condensed Consolidating Financial Information presented herein and does not affect the Consolidated Financial Statements in any way. The Company determined that adjustments to the presentation relating to advances to and from affiliates was necessary and were made. This resulted in the reclassification of such advances from current assets and liabilities to long term assets and liabilities. The condensed consolidated statement of cash flows for the six months ended June 30, 2015 has been adjusted to reflect these changes. There is also a schedule below that reflects all these adjustments and reconciles from what has been disclosed in previous filings to what we represent in the financial statements below.
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
June 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$6,933	$1,611	$—	$8,550
Other current assets	100	—	353,548	10,868	(540)	363,976
Total current assets	106	—	360,481	12,479	(540)	372,526
Fixed assets, at cost	—	—	4,511,453	77,585	—	4,589,038
Less: Accumulated depreciation	—	—	(440,277)	(22,967)	—	(463,244)
Net fixed assets	—	—	4,071,176	54,618	—	4,125,794
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	12,734	—	398,460	137,028	(133,335)	414,887
Advances to affiliates	2,843,031	—	—	60,272	(2,903,303)	—
Equity investees	—	—	427,558	—	—	427,558
Investments in subsidiaries	2,336,668	—	90,100	—	(2,426,768)	—
Total assets	$5,192,539	$—	$5,672,821	$264,397	$(5,463,946)	$5,665,811
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$34,555	$—	$233,286	$—	$(227)	$267,614
Senior secured credit facility	1,405,800	—	—	—	—	1,405,800
Senior unsecured notes	1,810,101	—	—	—	—	1,810,101
Deferred tax liabilities	—	—	23,995	—	—	23,995
Advances from affiliates	—	—	2,903,302	—	(2,903,302)	—
Other liabilities	—	—	182,661	175,332	(133,173)	224,820
Total liabilities	3,250,456	—	3,343,244	175,332	(3,036,702)	3,732,330
Partners’ capital, common units	1,942,083	—	2,329,577	97,667	(2,427,244)	1,942,083
Noncontrolling interests	—	—	—	(8,602)	—	(8,602)
Total liabilities and partners’ capital	$5,192,539	$—	$5,672,821	$264,397	$(5,463,946)	$5,665,811

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$78,994	$—	$—	$78,994
Onshore pipeline transportation services	—	—	11,264	4,986	—	16,250
Refinery services	—	—	42,115	1,715	(2,506)	41,324
Marine transportation	—	—	52,609	—	—	52,609
Supply and logistics	—	—	256,799	—	—	256,799
Total revenues	—	—	441,781	6,701	(2,506)	445,976
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	22,044	632	—	22,676
Onshore pipeline transportation operating costs	—	—	5,480	280	—	5,760
Refinery services operating costs	—	—	22,167	1,918	(2,506)	21,579
Marine transportation costs	—	—	34,430	—	—	34,430
Supply and logistics costs	—	—	246,360	—	—	246,360
General and administrative	—	—	11,283	—	—	11,283
Depreciation and amortization	—	—	55,275	625	—	55,900
Total costs and expenses	—	—	397,039	3,455	(2,506)	397,988
OPERATING INCOME	—	—	44,742	3,246	—	47,988
Equity in earnings of subsidiaries	60,205	—	(156)	—	(60,049)	—
Equity in earnings of equity investees	—	—	12,157	—	—	12,157
Interest (expense) income, net	(35,508)	—	3,632	(3,659)	—	(35,535)
Other income/(expense), net	—	—	—	—	—	—
Income before income taxes	24,697	—	60,375	(413)	(60,049)	24,610
Income tax benefit (expense)	—	—	(1,097)	88	—	(1,009)
NET INCOME	24,697	—	59,278	(325)	(60,049)	23,601
Net loss attributable to noncontrolling interest	—	—	—	126	—	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$24,697	$—	$59,278	$(199)	$(60,049)	$23,727

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$1,258	$—	$—	$1,258
Onshore pipeline transportation services	—	—	13,120	5,813	—	18,933
Refinery services	—	—	45,272	5,859	(4,807)	46,324
Marine transportation	—	—	62,594	—	—	62,594
Supply and logistics	—	—	529,073	(3,966)	2,111	527,218
Total revenues	—	—	651,317	7,706	(2,696)	656,327
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	400	—	—	400
Onshore pipeline transportation operating costs	—	—	6,574	(92)	—	6,482
Refinery services operating costs	—	—	25,081	5,526	(4,772)	25,835
Marine transportation costs	—	—	35,286	—	—	35,286
Supply and logistics costs	—	—	517,230	(3,433)	2,110	515,907
General and administrative	—	—	14,861	(29)	—	14,832
Depreciation and amortization	—	—	28,249	(44)	—	28,205
Total costs and expenses	—	—	627,681	1,928	(2,662)	626,947
OPERATING INCOME	—	—	23,636	5,778	(34)	29,380
Equity in earnings of subsidiaries	48,777	—	2,099	—	(50,876)	—
Equity in earnings of equity investees	—	—	18,661	—	—	18,661
Interest (expense) income, net	(17,887)	—	3,787	(3,805)	—	(17,905)
Other income/(expense), net	(19,225)	—	1,696	—	—	(17,529)
Income before income taxes	11,665	—	49,879	1,973	(50,910)	12,607
Income tax expense	—	—	(1,023)	81	—	(942)
NET INCOME	$11,665	$—	$48,856	$2,054	$(50,910)	$11,665

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$155,120	$—	$—	$155,120
Onshore pipeline transportation services	—	—	23,870	10,531	—	34,401
Refinery services	—	—	84,409	2,518	(3,067)	83,860
Marine transportation	—	—	104,645	—	—	104,645
Supply and logistics	—	—	446,364	—	—	446,364
Total revenues	—	—	814,408	13,049	(3,067)	824,390
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	39,349	1,261	—	40,610
Onshore pipeline transportation operating costs	—	—	11,920	576	—	12,496
Refinery services operating costs	—	—	42,613	3,018	(3,067)	42,564
Marine transportation costs	—	—	67,452	—	—	67,452
Supply and logistics costs	—	—	427,393	—	—	427,393
General and administrative	—	—	23,504	—	—	23,504
Depreciation and amortization	—	—	101,285	1,250	—	102,535
Total costs and expenses	—	—	713,516	6,105	(3,067)	716,554
OPERATING INCOME	—	—	100,892	6,944	—	107,836
Equity in earnings of subsidiaries	128,863	—	(78)	—	(128,785)	—
Equity in earnings of equity investees	—	—	22,874	—	—	22,874
Interest (expense) income, net	(69,833)	—	7,266	(7,355)	—	(69,922)
Income before income taxes	59,030	—	130,954	(411)	(128,785)	60,788
Income tax expense	—	—	(2,007)	(3)	—	(2,010)
NET INCOME	59,030	—	128,947	(414)	(128,785)	58,778
Net loss attributable to noncontrolling interest	—	—	—	252	—	252
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$59,030	$—	$128,947	$(162)	$(128,785)	$59,030

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$2,048	$—	$—	$2,048
Onshore pipeline transportation services	—	—	25,744	12,257	—	38,001
Refinery services	—	—	90,591	7,971	(6,114)	92,448
Marine transportation	—	—	119,965	—	—	119,965
Supply and logistics	—	—	930,722	—	—	930,722
Total revenues	—	—	1,169,070	20,228	(6,114)	1,183,184
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	643	—	—	643
Onshore pipeline transportation operating costs	—	—	12,812	341	—	13,153
Refinery services operating costs	—	—	51,300	7,645	(6,083)	52,862
Marine transportation costs	—	—	66,880	—	—	66,880
Supply and logistics costs	—	—	912,064	—	—	912,064
General and administrative	—	—	28,053	—	—	28,053
Depreciation and amortization	—	—	54,045	1,285	—	55,330
Total costs and expenses	—	—	1,125,797	9,271	(6,083)	1,128,985
OPERATING INCOME	—	—	43,273	10,957	(31)	54,199
Equity in earnings of subsidiaries	88,184	—	3,486	—	(91,670)	—
Equity in earnings of equity investees	—	—	34,180	—	—	34,180
Interest (expense) income, net	(37,079)	—	7,601	(7,642)	—	(37,120)
Other income/(expense), net	(19,225)	—	1,696	—	—	(17,529)
Income before income taxes	31,880	—	90,236	3,315	(91,701)	33,730
Income tax benefit (expense)	—	—	(1,934)	84	—	(1,850)
NET INCOME	$31,880	$—	$88,302	$3,399	$(91,701)	$31,880

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$80,297	$—	$154,169	$4,918	$(135,712)	$103,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(247,416)	—	—	(247,416)
Cash distributions received from equity investees - return of investment	—	—	11,851	—	—	11,851
Investments in equity investees	—	—	(1,135)	—	—	(1,135)
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(223,537)	—	—	—	223,537	—
Repayments on loan to non-guarantor subsidiary	—	—	2,979	—	(2,979)	—
Contributions in aid of construction costs	—	—	8,940	—	—	8,940
Proceeds from asset sales	—	—	3,183	—	—	3,183
Other, net	—	—	107	—	—	107
Net cash provided by (used) in investing activities	(223,537)	—	(246,885)	—	220,558	(249,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	631,900	—	—	—	—	631,900
Repayments on senior secured credit facility	(341,100)	—	—	—	—	(341,100)
Debt issuance costs	(1,539)	—	—	—	—	(1,539)
Intercompany transfers	—	—	236,775	(13,238)	(223,537)	—
Distributions to partners/owners	(146,021)	—	(146,021)	—	146,021	(146,021)
Other, net	—	—	607	7,330	(7,330)	607
Net cash provided by (used in) financing activities	143,240	—	91,361	(5,908)	(84,846)	143,847
Net (decrease) increase in cash and cash equivalents	—	—	(1,355)	(990)	—	(2,345)
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$6,933	$1,611	$—	$8,550

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(2,724)	$—	$102,165	$17,167	$(45,506)	$71,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(240,646)	—	—	(240,646)
Cash distributions received from equity investees - return of investment	71,787	—	11,490	—	(71,787)	11,490
Investments in equity investees	(197,722)	—	(1,750)	—	197,722	(1,750)
Intercompany transfers	(28,132)	—	—	—	28,132	—
Repayments on loan to non-guarantor subsidiary	—	—	2,692	—	(2,692)	—
Proceeds from asset sales	—	—	2,228	—	—	2,228
Other, net	—	—	(729)	—	—	(729)
Net cash used in investing activities	(154,067)	—	(226,715)	—	151,375	(229,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	550,500	—	—	—	—	550,500
Repayments on senior secured credit facility	(515,700)	—	—	—	—	(515,700)
Proceeds from issuance of senior unsecured notes	400,000	—	—	—	—	400,000
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(8,418)	—	—	—	—	(8,418)
Intercompany transfers	—	—	43,059	(14,927)	(28,132)	—
Issuance of common units for cash, net	197,722	—	197,722	—	(197,722)	197,722
Distributions to partners/owners	(117,316)	—	(117,316)	—	117,316	(117,316)
Other, net	—	—	774	(2,669)	2,669	774
Net cash provided by (used in) financing activities	156,788	—	124,239	(17,596)	(105,869)	157,562
Net (decrease) increase in cash and cash equivalents	(3)	—	(311)	(429)	—	(743)
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$7,999	$714	$—	$8,719

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See below for revisions to previously presented Condensed Consolidating Financial Information.

Cash Flow Restatements	As Previously Reported	Adjustment	As Revised
June 30, 2015
Parent Column
Net cash provided by operating activities	(30,856)	28,132	(2,724)
Intercompany transfers (investing)	—	(28,132)	(28,132)
Net cash used in investing activities	(125,935)	(28,132)	(154,067)
Guarantor Column
Net cash provided by operating activities	145,231	(43,066)	102,165
Intercompany transfers (financing)	—	43,059	43,059
Net cash provided by (used in) financing activities	81,180	43,059	124,239
Non-Guarantor Column
Net cash provided by operating activities	2,233	14,934	17,167
Intercompany transfers (financing)	—	(14,927)	(14,927)
Net cash provided by (used in) financing activities	(2,669)	(14,927)	(17,596)
Eliminations Column
Intercompany transfers (investing)	—	28,132	28,132
Net cash used in investing activities	123,243	28,132	151,375
Intercompany transfers (financing)	—	(28,132)	(28,132)
Net cash provided by (used in) financing activities	(77,737)	(28,132)	(105,869)

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
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $23.7 million, or $0.22 per common unit, during the three months ended June 30, 2016 (“2016 Quarter”) compared to net income of $11.7 million, or $0.12 per common unit, during the three months ended June 30, 2015 (“2015 Quarter”). The large increase in our net income was principally due to contributions from the offshore Gulf of Mexico assets we acquired from Enterprise in July 2015. In addition, a portion of the increase is attributable to a non-cash loss on debt extinguishment during the 2015 Quarter. These increases were partially offset by an increase in interest expense due to an increase in our average outstanding indebtedness from acquired and constructed assets (primarily related to the financing of the offshore Gulf of Mexico assets we acquired from Enterprise), an increase in depreciation expense for assets acquired or placed into service (including those offshore Gulf of Mexico assets) and decreases in contributions from segments other than our Offshore Pipeline Transportation Segment.
Cash flow from operating activities was $62.6 million for the 2016 Quarter compared to $8.6 million during the 2015 Quarter.
Available Cash before Reserves was $96.0 million for the 2016 Quarter, an increase of $27.2 million, or 40%, from the 2015 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as described below in “Non-GAAP Financial Measures”) was $142.5 million for the 2016 Quarter, an increase of $43.9 million, or 45%, from the 2015 Quarter.
The increases in our Net Income and Segment Margin resulted primarily from increases attributable to our Offshore Pipeline Transportation Segment of $59.2 million. Those increases are primarily related to assets recently acquired from Enterprise.
Our diversified, yet increasingly integrated, businesses continued to perform in the 2016 quarter within an acceptable range in spite of the ongoing dislocations in the energy sector, uncertainties in capital markets and the midstream space, and specific challenges, at the margin, on certain of our operations. Even if this challenging backdrop continues in future quarters, we would expect to see sequentially higher net income and Available Cash before Reserves due to a variety of factors, including increasing volumes out of the deepwater Gulf of Mexico, the end of certain refinery turnarounds, and the initiation of service, and the anticipated ramp up of volumes between now and the end of 2017, from some of our recent organic projects. In the aggregate, we believe our commercial operations are relatively stable in this challenging environment and we believe we have a reasonably clear line of sight of volume growth over the next four to six quarters. As a result, we feel comfortable that our financial results and condition will continue to strengthen in future periods.
Our primary objective continues to be to deliver the best value to our unitholders while never wavering from our commitment to safe and responsible operations. A lot has changed, we recognize, in how the market apparently values unit prices for MLPs or other midstream entities over the last year and a half to two years. Although the move to eliminate our IDRs almost six years ago and continuing to deliver double-digit growth in distributions on a year over year basis were rewarded historically, we believe the metrics demanded by the markets have changed during these recent tumultuous times.

We now believe the best way to promote unit price appreciation under current conditions is to exercise strong financial discipline designed primarily to maintain and enhance our financial flexibility across the business cycle. Although we believe we would otherwise naturally restore our financial flexibility with cash flows from operations, we feel we can accelerate that process by issuing additional equity, lowering the future growth rate of quarterly distributions, or pursuing a combination of the two.

Consequently, on July 27, 2016, we closed a public offering of 8,000,000 common units generating net proceeds of approximately $298 million. As a practical matter, we would have issued such additional equity a year ago at the time of closing our Enterprise acquisition had markets been stronger at that point. This 2016 equity raise instantly improved our liquidity and credit metrics.

We believe our increased liquidity and even stronger balance sheet resulting from such actions should combine to give us the flexibility to continue to pursue acquisitions and/or organic projects that we feel are consistent with delivering long term value to all of our stakeholders. We also believe that our improved credit profile will significantly lower the future costs of refinancing our public debt when such issued tranches become due beginning in 2021 or callable beginning in 2017.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In July 2016, we declared our forty-fourth consecutive increase in our quarterly distribution to our common unitholders. In August 2016, we will pay a distribution of $0.69 per unit related to the 2016 Quarter.
July 2016 Public Offering of Common Units
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We granted the underwriter a 30-day option to purchase up to 1,200,000 additional units from us. We received the proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering. We have used the proceeds to repay a portion of the borrowings outstanding under our revolving credit facility, allowing us greater financial flexibility going forward with regards to funding the activities of the partnership.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2016 Quarter decreased $210.4 million, or 32%, from the 2015 Quarter. Additionally, our costs and expenses decreased $229.0 million, or 37%, between the two periods.
A substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products. The significant decrease in our revenues and costs between the two second quarter periods is primarily attributable to a decrease in market prices for crude oil and petroleum products as described below. In general, we do not expect fluctuations in prices for crude oil and natural gas to affect our Net Income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would similarly impact both our revenues and our costs with a disproportionately smaller net impact on our Segment Margin. The same correlation would be true in the case of higher crude oil and petroleum products sale prices and purchase costs.
Although prices of crude oil have partially recovered since December 31, 2015, prices were substantially lower in the three and six month periods ending on June 30, 2016 compared to the same periods in 2015. We would expect changes in crude oil prices to continue to cause fluctuations in our revenues and, similarly, costs as derived from the purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 21% to $45.59 per barrel in the second quarter of 2016, as compared to $57.94 per barrel in the second quarter of 2015.
We currently have two distinct, complementary types of operations-(i) our onshore-based refinery-centric crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of over 80% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 85% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Offshore pipeline transportation	84,282	25,100	$162,900	$50,298
Onshore pipeline transportation	12,090	14,363	27,767	28,686
Refinery services	19,861	20,221	41,060	39,381
Marine transportation	18,082	27,225	36,998	52,918
Supply and logistics	8,171	11,658	18,642	21,405
Total Segment Margin	$142,486	$98,567	$287,367	$192,688
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our reconciliation of total Segment Margin to net income reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, non-cash gains and charges, depreciation and amortization, interest expense, certain non-cash items, the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes.
A reconciliation of total Segment Margin to Net Income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Segment Margin	$142,486	$98,567	$287,367	$192,688
Corporate general and administrative expenses	(10,491)	(13,953)	(21,849)	(26,252)
Depreciation and amortization	(55,900)	(28,205)	(102,535)	(55,330)
Interest expense	(35,535)	(17,905)	(69,922)	(37,120)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(11,141)	(7,038)	(21,755)	(17,421)
Non-cash items not included in Segment Margin	(3,135)	1,771	(7,207)	(843)
Cash payments from direct financing leases in excess of earnings	(1,548)	(1,405)	(3,059)	(2,767)
Loss on debt extinguishment	—	(19,225)	—	(19,225)
Income tax expense	(1,009)	(942)	(2,010)	(1,850)
Net income attributable to Genesis Energy, L.P.	$23,727	$11,665	$59,030	$31,880
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our Offshore Pipeline Transportation Segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue	$66,248	$1,258	$129,632	$2,048
Offshore natural gas pipeline revenue	12,746	—	25,488	—
Offshore pipeline operating costs, excluding non-cash expenses	(16,363)	(400)	(34,171)	(643)
Distributions from equity investments	22,770	24,660	43,622	49,750
Other	(1,119)	(418)	(1,671)	(857)
Offshore Pipeline Transportation Segment Margin (1)	$84,282	$25,100	$162,900	$50,298

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	214,884	166,735	205,878	169,382
Poseidon	265,157	274,517	257,386	251,913
Odyssey	104,816	51,165	106,304	49,872
GOPL (2)	5,030	18,709	5,612	12,493
Total crude oil offshore pipelines	589,887	511,126	575,180	483,660

SEKCO (3)	72,192	70,422	68,778	46,265
Natural gas transportation volumes (MMBtus/d)	588,068	—	592,933	—

Volumetric Data net to our ownership interest (4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	214,884	83,368	205,878	84,691
Poseidon	169,700	76,865	164,727	70,536
Odyssey	30,397	14,838	30,828	14,463
GOPL (2)	5,030	18,709	5,612	12,493
Total crude oil offshore pipelines	420,011	193,780	407,045	182,183

SEKCO (3)	72,192	35,211	68,778	23,133
Natural gas transportation volumes (MMBtus/d)	310,982	—	308,631	—

(1)
Segment Margin for the three and six months ended June 30, 2016 includes approximately $22.8 million and $43.6 million, respectively, of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting. Segment Margin for the three months and six months ended June 30, 2015 includes $24.7 million and $49.8 million, respectively, in similar distributions from our offshore pipeline joint ventures.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude oil until January 2015. Volumes reported for the three months and six months ended June 30, 2015 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015. Even though our SEKCO volumes flow through both SEKCO and Poseidon, we include those volumes only once in the table above.

(4)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Offshore Pipeline Transportation Segment Margin for the 2016 Quarter increased $59.2 million, or 236%, from the 2015 Quarter. This increase is primarily due to our acquisition from Enterprise, which closed in July 2015. As a result of our acquisition from Enterprise, we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results of the offshore pipeline assets acquired from Enterprise continue to meet or exceed our expectations, with sequential increases in volumes (compared to the first quarter of 2016) in the most significant offshore crude oil pipelines in which we acquired (as well as those in which we previously owned an interest).
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Offshore Pipeline Transportation Segment Margin for the first six months of 2016 increased $112.6 million, or 224%, from the first six months of 2015. This increase is primarily due to our acquisition from Enterprise, which closed in July 2015. As a result of our acquisition from Enterprise, we obtained approximately 2,350 miles of additional offshore natural gas and crude oil pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results of the offshore pipeline assets acquired from Enterprise continue to meet or exceed our expectations, with sequential increases in volumes (compared to the first quarter of 2016) in the most significant offshore crude oil pipelines in which we acquired (as well as those in which we have previously owned an interest).
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our Onshore Pipeline Transportation Segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$9,949	$10,195	$20,815	$20,538
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	5,092	6,113	10,739	12,476
Sales of onshore crude oil pipeline loss allowance volumes	1,210	1,538	1,888	2,603
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(5,685)	(5,135)	(11,728)	(10,205)
Payments received under direct financing leases not included in income	1,548	1,405	3,059	2,767
Other	(24)	247	2,994	507
Segment Margin	$12,090	$14,363	$27,767	$28,686

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	40,568	68,407	56,963	71,903
Jay	14,583	18,082	14,178	16,784
Mississippi	10,715	16,824	11,164	15,882
Louisiana	20,213	10,178	24,869	19,975
Wyoming	13,987	—	10,684	—
Onshore crude oil pipelines total	100,066	113,491	117,858	124,544

CO2 pipeline (average Mcf/day):
Free State	83,965	167,451	107,795	178,915

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Onshore Pipeline Transportation Segment Margin for the 2016 Quarter decreased $2.3 million, or 16%. Certain significant components and details of this change were as follows:

•
With respect to our onshore crude oil pipelines, tariff revenues decreased quarter to quarter primarily due to a net decrease in throughput volumes of 13,425 barrels per day or 12%. This was primarily the result of decreased volumes on our Texas pipeline system, particularly delivery volumes to the Texas City refining market. Such lower volumes on our Texas system to historical customers will likely continue in future periods as we complete the repurposing, which includes making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow, of our Houston area crude oil pipeline and terminal infrastructure. We anticipate this repurposing, as well as the other components of our Houston area crude oil pipeline and terminal infrastructure project, to be completed prior to the end of 2016. This decrease was partially offset by volume variances on our other onshore pipeline systems. Though volumes on our Louisiana system have decreased sequentially as a result of a protracted turnaround at our primary customer's refining complex, we anticipate volumes on our Louisiana system to ramp back up starting in the third quarter upon the completion of this turnaround. Additionally, operating costs increased compared to the 2015 Quarter due to costs related to our Wyoming pipeline, which was not operational during the 2015 Quarter. These factors, when combined with lower sales of pipeline loss allowance volumes, resulted in a $1.1 million decrease in Segment Margin compared to the 2015 Quarter.

•
Although volumes on our Free State CO2 pipeline system decreased 83,486 Mcf per day, or 50%, in the 2016 Quarter as compared to the 2015 Quarter due to lower levels of tertiary crude oil activities in Mississippi, that decrease had a much smaller effect on the contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Onshore Pipeline Transportation Segment Margin for the first six months of 2016 decreased $0.9 million, or 3%. Certain significant components and details of this change were as follows:

•
Onshore crude oil pipeline loss allowance volumes, collected and sold, resulted in a decrease in Segment Margin quarter over quarter of $0.7 million. This decrease is primarily due to the change in the market price of crude oil between the respective periods. Due to the nature of our tariffs on the Louisiana system, we do not collect or sell pipeline loss allowance volumes on that system.

•
With respect to our onshore crude oil pipelines, tariff revenues increased by $0.3 million period to period, despite an overall net decrease in throughput volumes of 6,686 barrels per day, which was primarily the result of increased volumes associated with ramping-up our Louisiana and Wyoming pipeline systems offset by a decrease in volumes on our Texas system. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other. This increase in tariff revenues was more than offset by increases in operating costs, which include increased costs necessary to accommodate the increase in volumes and activity on our Louisiana and Wyoming pipeline systems.

•
Although volumes on our Free State CO2 pipeline system decreased 71,120 Mcf per day, or 40%, in the first six months of 2016 compared to the first six months of 2015 due to lower levels of tertiary crude oil activities in Mississippi, that decrease had a much smaller effect on the contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our Refinery Services Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Volumes sold (in Dry short tons "DST"):
NaHS volumes	30,011	32,503	61,817	64,933
NaOH (caustic soda) volumes	21,387	22,130	40,149	43,316
Total	51,398	54,633	101,966	108,249

Revenues (in thousands):
NaHS revenues	$32,308	$36,082	$66,626	$71,535
NaOH (caustic soda) revenues	9,951	11,014	18,944	21,888
Other revenues	1,359	1,690	2,798	3,798
Total external segment revenues	$43,618	$48,786	$88,368	$97,221

Segment Margin (in thousands)	$19,861	$20,221	$41,060	$39,381

Average index price for NaOH per DST (1)	$612	$577	$597	$583
(1) Source: IHS Chemical
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Refinery Services Segment Margin for the 2016 Quarter decreased $0.4 million, or 2%. Certain significant components and details of this change were as follows:

•
NaHS revenues decreased 10% due primarily to a decrease in NaHS sales volumes. This decrease was primarily due to lower demand from pulp and paper customers during the scheduled downtime these customers typically exhibit in the spring, compared to the 2015 Quarter.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 10% primarily due to a reduction in our sales volumes. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda increased to $612 per DST in the 2016 Quarter compared to $577 per DST during the 2015 Quarter. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Refinery Services Segment Margin for the first six months of 2016 increased $1.7 million, or 4%. Certain significant components and details of this change were as follows:

•
NaHS revenues decreased 7% primarily to a decrease in NaHS sales volumes. This decrease was primarily due to lower demand from pulp and paper customers during the scheduled downtime these customers typically exhibit in the spring, compared to the six months ended June 30, 2015.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which more than offset the effects on Segment Margin of the decrease in NaHS sales volumes.

•
Caustic soda revenues decreased 13% primarily due to a reduction in our sales volumes. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

•
Average index prices for caustic soda increased to $597 per DST in the first six months of 2016 compared to $583 per DST during the first six months of 2015. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. However, generally, changes in caustic soda index prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Marine Transportation Segment
Within our Marine Transportation Segment, we own a fleet of 78 barges (69 inland and 9 offshore) with a combined transportation capacity of 2.8 million barrels, 41 push/tow boats (32 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our Marine Transportation Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues (in thousands):
Inland freight revenues	$21,362	$24,612	$44,294	$47,997
Offshore freight revenues	21,776	25,670	42,969	50,278
Other rebill revenues (1)	9,471	12,312	17,382	21,690
Total segment revenues	$52,609	$62,594	$104,645	$119,965

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$34,527	$35,369	$67,647	$67,047

Segment Margin (in thousands)	$18,082	$27,225	$36,998	$52,918

Fleet Utilization: (2)
Inland Barge Utilization	91.7%	99.4%	93.3%	97.8%
Offshore Barge Utilization	91.6%	99.7%	88.5%	99.8%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Marine Transportation Segment Margin for the 2016 Quarter decreased $9.1 million, or 34%, from the 2015 Quarter. This decrease in Segment Margin in the 2016 Quarter is primarily due to pressure on rates and utilization of our blue water, offshore barges. The impacts of certain negative factors and pressures on our offshore barge performance that we have previously discussed in our March 31, 2016 quarterly report on Form 10-Q have been consistent with our expectations with regards to both timing and scale. Additionally, we faced certain challenges on utilization and rates for our inland barges in large part attributable to fewer long voyages from the midwest to the Gulf Coast than we have historically experienced. We believe these conditions may be reflective of certain aspects of the changing dynamics in refining operations which we must continue to monitor in future periods.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Marine Transportation Segment Margin for the first six months of 2016 decreased $15.9 million, or 30%, from the first six months of 2015. This decrease in Segment Margin is primarily due to pressure on rates and utilization of our blue water, offshore barges. The impacts of certain negative factors and pressures on our offshore barge performance that we have previously discussed in our March 31, 2016 quarterly report on Form 10-Q have been consistent with our expectations with regards to both timing and scale. Utilization rates and prices for our inland barge fleet, which primarily transports intermediate refined products for refineries, did not change significantly between the respective periods.

Supply and Logistics Segment
Our Supply and Logistics Segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide crude oil and natural gas producers, refiners and other customers with a full suite of services. Our Supply and Logistics Segment owns or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. These services include:

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

Operating results from our Supply and Logistics Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Supply and logistics revenue	$256,799	$527,218	$446,364	$930,722
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(230,501)	(491,836)	(390,740)	(860,691)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(17,991)	(23,926)	(37,070)	(48,835)
Other	(136)	202	88	209
Segment Margin	$8,171	$11,658	$18,642	$21,405

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	65,929	100,054	67,955	97,148
Rail load/unload volumes (1)	5,735	18,709	13,472	17,067
(1) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Segment Margin for our Supply and Logistics Segment decreased by $3.5 million, or 30%, between the two three month periods.
In the 2016 Quarter, the decrease in our Segment Margin is primarily due to lower demand for our services, relative to the 2015 Quarter, in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online. In addition, a portion of this decrease can be attributed to decreased rail volumes as a major refinery customer supported by our Baton Rouge facilities was experiencing a refinery turnaround during the 2016 Quarter. We anticipate such rail volumes related to our Louisiana facilities to begin ramping back up starting in the third quarter upon the completion of this turnaround.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Segment Margin for our Supply and Logistics Segment decreased by $2.8 million, or 13%, between the first six months of 2016 and the first six months of 2015.
In the six months ended June 30, 2016, the decrease in our Segment Margin is primarily due to lower demand for our services, relative to the six months ended June 30, 2015, in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online. This decrease was partially offset by the improved performance of our now right-sized heavy fuel oil business (after reducing volumes and related infrastructure to match new market realities resulting from the general lightening of refineries' crude slates which has resulted in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements) compared to the six months ended June 30, 2015.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$7,048	$10,643	$18,376	$20,314
Segment	578	874	1,446	1,779
Equity-based compensation plan expense	2,911	1,323	2,679	3,551
Third party costs related to business development activities and growth projects	746	1,992	1,003	2,409
Total general and administrative expenses	$11,283	$14,832	$23,504	$28,053
Total general and administrative expenses decreased $3.5 million and $4.5 million between the three and six month periods primarily due to employee related costs relating to our annual bonus program. Variances in other components of general and administrative expenses largely offset each other.
Depreciation and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Depreciation expense	$48,807	$22,512	$88,519	$44,549
Amortization of intangible assets	6,040	4,154	12,032	8,191
Amortization of CO2 volumetric production payments	1,053	1,539	1,984	2,590
Total depreciation and amortization expense	$55,900	$28,205	$102,535	$55,330
Total depreciation and amortization expense increased $27.7 million and $47.2 million between the three and six month periods primarily as a result of acquiring assets and placing constructed assets' in service during calendar 2015 (including the offshore pipelines and services assets acquired as a result of our Enterprise acquisition).
Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$10,670	$4,019	$20,041	$8,166
Interest expense, senior unsecured notes	28,610	16,718	57,219	33,562
Amortization of debt issuance costs and discount	2,551	1,303	4,992	2,550
Capitalized interest	(6,296)	(4,135)	(12,330)	(7,158)
Net interest expense	$35,535	$17,905	$69,922	$37,120
Net interest expense increased $17.6 million and $32.8 million between the three and six month periods primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased $2 million and $5.2 million over the three and six month periods due to our growth capital expenditures for projects still under construction when compared to the prior year period.
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
Other
Net income for the six months ended June 30, 2016 included an unrealized loss on derivative positions of $1.3 million. Net income for the same period in 2015 included an unrealized loss on derivative positions of $1.3 million. Net income for the three months ended June 30, 2016 included an unrealized gain on derivative positions of $0.4 million. Net income for the same period in 2015 included an unrealized gain on derivative positions of $0.2 million. Those amounts are included in supply and logistics product costs in the Unaudited Condensed Consolidated Statements of Operations and are not a component of Segment Margin. The three and six months ended June 30, 2015, also included a loss of approximately $19.2 million that was recognized in relation to the early retirement of our $350 million, 7.875% senior unsecured notes in the 2015 Quarter.

Liquidity and Capital Resources
General
As of June 30, 2016, we had $281.9 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility, $579.9 million after giving pro forma effect to the net proceeds we received from our equity offering in July 2016, discussed in more detail below. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At June 30, 2016, long-term debt totaled $3.2 billion, consisting of $1.4 billion outstanding under our credit facility (including $57.8 million borrowed under the inventory sublimit tranche), a $350.0 million carrying amount of senior unsecured notes due on February 15, 2021, a $400.0 million carrying amount of senior unsecured notes due on May 15, 2023, a $350.0 million carrying amount of senior unsecured notes due on June 15, 2024, and a $750.0 million carrying amount of senior unsecured notes due August 1, 2022.
In April 2016, we amended our credit agreement to, among other things, (i) increase the committed amount under our revolving credit facility to $1.7 billion (from $1.5 billion), with the ability to increase the committed amount by an additional $300.0 million, subject to lender consent and (ii) permanently relax the maximum consolidated leverage ratio to 5.5 to 1.0.
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We granted the underwriter a 30-day option to purchase up to 1,200,000 additional units from us. We received proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering. We have used the proceeds to repay a portion of the borrowings outstanding under our revolving credit facility, allowing us greater financial flexibility going forward with regards to funding the activities of the partnership.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to opportunistically acquiring assets and businesses and constructing new facilities.

In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $400.0 million of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in August 2017. We expect to file a replacement universal shelf registration statement before our EDP Shelf expires.
We have another universal shelf registration statement (our "2015 Shelf") on file with the SEC. Our 2015 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2015 Shelf will expire in April 2018. We expect to file a replacement universal shelf registration statement before our 2015 Shelf expires.
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
The storage of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored oil or petroleum products, we borrow under our credit facility (or use cash on hand) to pay for the crude oil or petroleum products, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil or petroleum products. Additionally, we may be required to deposit margin funds with the NYMEX when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our credit facility (or use cash on hand) to fund the deposits.
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the six months ended June 30, 2016 and June 30, 2015.
The increase in operating cash flow for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increases in earnings, including net income as adjusted for depreciation and amortization. This primarily results from the contributions of the offshore Gulf of Mexico assets we acquired from Enterprise. This increase was partially offset by increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the six months ended June 30, 2016 were $103.7 million compared to $71.1 million for the six months ended June 30, 2015.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the six months ended June 30, 2016 and June 30, 2015 is as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,248	$389
Onshore pipeline transportation assets	3,838	2,776
Refinery services assets	1,157	1,411
Marine transportation assets	6,446	18,968
Supply and logistics assets	2,066	5,206
Information technology systems	396	175
Total maintenance capital expenditures	16,151	28,925
Growth capital expenditures:
Offshore pipeline transportation assets	$1,615	$—
Onshore pipeline transportation assets	98,171	106,708
Refinery services assets	—	39
Marine transportation assets	29,545	8,694
Supply and logistics assets	69,258	87,420
Information technology systems	5,812	906
Total growth capital expenditures	204,401	203,767
Total capital expenditures for fixed and intangible assets	220,552	232,692

Acquisition of remaining interest in Deepwater Gateway (1)	26,200	—
Capital expenditures related to equity investees	1,135	1,750
Total capital expenditures	$247,887	$234,442

(1)	Amount represents our purchase price for our purchase of the remaining 50% interest in Deepwater Gateway in the first quarter of 2016.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Growth Capital Expenditures
We anticipate that approximately $125.0 million will be spent, inclusive of capitalized interest, during the remainder of 2016 for projects currently under construction. The most significant of these projects currently under construction are described below.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. Our Webster Terminal is connected to other crude oil pipelines servicing other Houston area refineries. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the Exxon-Mobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines. We expect these assets to become operational in the fourth quarter of 2016.

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
We also constructed a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline has an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in the first quarter of 2016.
Baton Rouge Terminal
We constructed a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We constructed approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we constructed a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal and related facilities are expected to become operational by early fourth quarter of 2016.
Raceland Rail Facility
The Raceland Rail Facility, a new crude oil unit train unloading facility located in Raceland, Louisiana and capable of unloading up to two unit trains per day, will be connected to existing midstream infrastructure that will provide direct pipeline access to the Louisiana refining markets. It is expected to be operational by the end of 2016.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 15 of those barges and 11 of those push boats through June 30, 2016. We expect to take delivery of those remaining vessels periodically through 2016 and 2017.
Maintenance Capital Expenditures
Our decrease in maintenance capital expenditures for the six months ended June 30, 2016 as compared to June 30, 2015 primarily relates to our marine segment, where construction of new marine push boats, as completed in 2015, to replace older boats resulted in higher spending during 2015. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On August 12, 2016, we will pay a distribution of $0.69 per common unit totaling $81 million with respect to the 2016 Quarter to common unitholders of record on July 29, 2016. This is the forty-fourth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$23,727	$11,665
Depreciation and amortization	55,900	28,205
Cash received from direct financing leases not included in income	1,548	1,405
Cash effects of sales of certain assets	209	460
Effects of distributable cash generated by equity method investees not included in income	11,141	7,038
Cash effects of legacy stock appreciation rights plan	(57)	(91)
Non-cash legacy stock appreciation rights plan expense	736	(468)
Expenses related to acquiring or constructing growth capital assets	747	1,992
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	(338)	290
Maintenance capital utilized	(1,795)	(746)
Non-cash tax expense	710	642
Loss on debt extinguishment	—	19,225
Other items, net	3,507	(831)
Available Cash before Reserves	96,035	68,786

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities	$62,566	$8,637
Adjustments to reconcile net cash flow provided by operating activities to Available Cash before Reserves:
Maintenance capital utilized	(1,795)	(746)
Proceeds from asset sales	209	460
Amortization and writeoff of debt issuance costs, including premiums and discounts	(2,551)	(5,279)
Effects of available cash of equity method investees not included in operating cash flows	6,063	3,663
Net changes in components of operating assets and liabilities not included in calculation of Available Cash before Reserves	38,174	40,975
Non-cash effect of equity based compensation expense	(4,589)	(2,142)
Non-cash loss on debt extinguishment	—	19,225
Other items, net	$(2,042)	$3,993
Available Cash before Reserves	96,035	68,786

Non- GAAP Financial Measures
General

To evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of total Segment Margin. We also present total Available Cash before Reserves as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of total Segment Margin to net income is also included in our segment disclosure in Note 10 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
Segment Margin

Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment. We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. Our Segment Margin definition also includes the non-income portion of payments received under direct financing leases.
A reconciliation of total Segment Margin to net income is included in our segment disclosure in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
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

•
our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of our revolving credit facility and the indentures governing our notes, which contain various affirmative and negative covenants;

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
There were no changes during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 3, 2016	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer