Form 10-Q
period 2016-09-30
GENESIS ENERGY LP
filed 2016-11-03
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 117,939,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 3, 2016.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,447	$10,895
Accounts receivable - trade, net	210,808	219,532
Inventories	70,199	43,775
Other	27,322	32,114
Total current assets	311,776	306,316
FIXED ASSETS, at cost	4,707,685	4,310,226
Less: Accumulated depreciation	(509,419)	(378,247)
Net fixed assets	4,198,266	3,931,979
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	134,640	139,728
EQUITY INVESTEES	417,214	474,392
INTANGIBLE ASSETS, net of amortization	210,713	223,446
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	57,829	58,692
TOTAL ASSETS	$5,655,484	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$128,189	$140,726
Accrued liabilities	114,030	161,410
Total current liabilities	242,219	302,136
SENIOR SECURED CREDIT FACILITY	1,167,000	1,115,000
SENIOR UNSECURED NOTES	1,811,633	1,807,054
DEFERRED TAX LIABILITIES	24,644	22,586
OTHER LONG-TERM LIABILITIES	227,879	192,072
COMMITMENTS AND CONTINGENCIES (Note 15)
PARTNERS’ CAPITAL:
Common unitholders, 117,979,218 and 109,979,218 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,190,829	2,029,101
Noncontrolling interests	(8,720)	(8,350)
Total partners' capital	2,182,109	2,020,751
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,655,484	$5,459,599
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Offshore pipeline transportation services	89,717	61,388	244,837	63,436
Onshore pipeline transportation services	13,999	19,909	48,400	57,910
Refinery services	45,725	43,332	129,585	135,780
Marine transportation	55,285	60,536	159,930	180,501
Supply and logistics	255,324	387,169	701,688	1,317,891
Total revenues	460,050	572,334	1,284,440	1,755,518
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	23,122	17,698	63,732	18,341
Onshore pipeline transportation operating costs	5,003	6,721	17,499	19,874
Refinery services operating costs	25,077	22,363	67,641	75,225
Marine transportation operating costs	38,490	33,869	105,942	100,749
Supply and logistics product costs	230,229	354,331	620,620	1,217,374
Supply and logistics operating costs	17,473	24,585	54,475	73,606
General and administrative	11,212	26,799	34,716	54,852
Depreciation and amortization	54,265	41,170	156,800	96,500
Total costs and expenses	404,871	527,536	1,121,425	1,656,521
OPERATING INCOME	55,179	44,798	163,015	98,997
Equity in earnings of equity investees	12,488	14,260	35,362	48,440
Interest expense	(34,735)	(29,617)	(104,657)	(66,737)
Gain on basis step up on historical interest	—	335,260	—	335,260
Other income/(expense), net	—	—	—	(17,529)
Income before income taxes	32,932	364,701	93,720	398,431
Income tax expense	(949)	(1,292)	(2,959)	(3,142)
NET INCOME	31,983	363,409	90,761	395,289
Net loss (gain) attributable to noncontrolling interests	118	(195)	370	(195)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$32,101	$363,214	$91,131	$395,094
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.28	$3.38	$0.81	$3.93
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	115,718	107,617	111,906	100,653
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2016	109,979	$2,029,101	$(8,350)	$2,020,751
Net income (loss)	—	91,131	(370)	90,761
Cash distributions to partners	—	(227,454)	—	(227,454)
Issuance of common units for cash, net	8,000	298,051	—	298,051
Partners' capital, September 30, 2016	117,979	$2,190,829	$(8,720)	$2,182,109
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2015	95,029	$1,229,203	$—	$1,229,203
Net income	—	395,094	195	395,289
Noncontrolling interest from acquisition	—	—	(6,471)	(6,471)
Cash distributions to partners	—	(186,026)	—	(186,026)
Cash distributions to noncontrolling interests	—	—	(560)	(560)
Issuance of common units for cash, net	14,950	633,759	—	633,759
Partners' capital, September 30, 2015	109,979	$2,072,030	$(6,836)	$2,065,194
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,761	$395,289
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	156,800	96,500
Gain on basis step up on historical interest	—	(335,260)
Amortization of debt issuance costs and discount or premium	7,563	8,467
Amortization of unearned income and initial direct costs on direct financing leases	(10,856)	(11,286)
Payments received under direct financing leases	15,501	15,501
Equity in earnings of investments in equity investees	(35,362)	(48,440)
Cash distributions of earnings of equity investees	49,528	54,463
Non-cash effect of equity-based compensation plans	6,102	6,387
Deferred and other tax liabilities	2,058	2,242
Unrealized loss on derivative transactions	742	68
Other, net	8,967	816
Net changes in components of operating assets and liabilities (Note 12)	(63,407)	7,381
Net cash provided by operating activities	228,397	192,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(363,218)	(359,504)
Cash distributions received from equity investees - return of investment	16,652	19,360
Investments in equity investees	—	(2,900)
Acquisitions	(25,394)	(1,517,428)
Contributions in aid of construction costs	12,208	—
Proceeds from asset sales	3,303	2,571
Other, net	185	(2,137)
Net cash used in investing activities	(356,264)	(1,860,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	883,600	1,168,850
Repayments on senior secured credit facility	(831,600)	(705,150)
Proceeds from issuance of senior unsecured notes	—	1,139,718
Repayment of senior unsecured notes	—	(350,000)
Debt issuance costs	(1,578)	(28,361)
Issuance of common units for cash, net	298,051	633,759
Distributions to noncontrolling interests	—	(560)
Distributions to common unitholders	(227,454)	(186,026)
Other, net	(600)	1,786
Net cash provided by financing activities	120,419	1,674,016
Net increase (decrease) in cash and cash equivalents	(7,448)	6,106
Cash and cash equivalents at beginning of period	10,895	9,462
Cash and cash equivalents at end of period	$3,447	$15,568
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
We have reflected the financial results of the acquired business in our Offshore Pipeline Transportation Segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values. Those fair values were developed by management with the assistance of a third-party valuation firm. As of the third quarter of 2016, the purchase price allocation for this transaction has been finalized. Our finalized purchase price allocation remains unchanged from what was disclosed in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues	$66,845	181,227
Net income	$39,412	103,249

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Pro forma consolidated financial operating results:
Revenues	$590,994	$1,930,978
Net Income Attributable to Genesis Energy L.P.	372,828	395,529
Basic and diluted earnings per unit:
As reported net income per unit	$3.38	$3.93
Pro forma net income per unit	$3.39	$3.65
4. Inventories
The major components of inventories were as follows:

	September 30, 2016	December 31, 2015
Petroleum products	$2,061	$14,235
Crude oil	57,035	22,815
Caustic soda	2,867	3,964
NaHS	8,231	2,755
Other	5	6
Total	$70,199	$43,775
Inventories are valued at the lower of cost or market. The market value of inventories were not below recorded cost as of September 30, 2016 and were below recorded costs by approximately $0.9 million as of December 31, 2015; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference in 2015.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2016	December 31, 2015
Crude oil pipelines and natural gas pipelines and related assets	$2,667,221	$2,501,821
Machinery and equipment	419,355	414,100
Transportation equipment	18,639	19,025
Marine vessels	842,700	794,508
Land, buildings and improvements	49,465	41,202
Office equipment, furniture and fixtures	9,441	7,540
Construction in progress	653,949	485,575
Other	46,915	46,455
Fixed assets, at cost	4,707,685	4,310,226
Less: Accumulated depreciation	(509,419)	(378,247)
Net fixed assets	$4,198,266	$3,931,979
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$46,909	$33,716	$135,428	$78,265

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
The following table presents information regarding our AROs since December 31, 2015:

ARO liability balance, December 31, 2015	$188,662
AROs arising from the purchase of the remaining interest in Deepwater Gateway	10,470
AROs from the consolidation of historical interest in Deepwater Gateway	10,470
Accretion expense	7,918
Change in estimate	5,609
Settlements	(3,216)
ARO liability balance, September 30, 2016	$219,913
Of the ARO balances disclosed above, $5.2 million and $9.8 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively. The remainder of the ARO liability as of September 30, 2016 and December 31, 2015 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2016	$2,710
	2017	$9,807
	2018	$8,144
	2019	$8,735
	2020	$9,298
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2016 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
6. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2016 and December 31, 2015, the unamortized excess cost amounts totaled $402.1 million and $414.0 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Genesis’ share of operating earnings	$16,444	$17,944	$47,281	$57,607
Amortization of excess purchase price	(3,956)	(3,684)	(11,919)	(9,167)
Net equity in earnings	$12,488	$14,260	$35,362	$48,440
Distributions received	$21,551	$23,522	$66,180	$73,823
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon (which is our most significant equity investment):

	September 30, 2016	December 31, 2015
BALANCE SHEET DATA:
Assets
Current assets	$14,662	$18,507
Fixed assets, net	236,509	248,059
Other assets	929	1,133
Total assets	$252,100	$267,699
Liabilities and equity
Current liabilities	$23,135	$22,456
Other liabilities	211,066	203,514
Equity	17,899	41,729
Total liabilities and equity	$252,100	$267,699

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INCOME STATEMENT DATA:
Revenues	$31,219	$30,830	$90,658	$92,684
Operating income	$23,107	$23,839	$68,166	$71,122
Net income	$21,921	$22,860	$64,670	$67,804

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$88,888	$5,766	$94,654	$86,285	$8,369
Licensing agreements	38,678	33,577	5,101	38,678	31,694	6,984
Segment total	133,332	122,465	10,867	133,332	117,979	15,353
Supply & Logistics:
Customer relationships	35,430	33,268	2,162	35,430	32,044	3,386
Intangibles associated with lease	13,260	4,341	8,919	13,260	3,986	9,274
Segment total	48,690	37,609	11,081	48,690	36,030	12,660
Marine contract intangibles	27,000	4,950	22,050	27,000	900	26,100
Offshore pipeline contract intangibles	158,101	9,708	148,393	158,101	3,467	154,634
Other	28,240	9,918	18,322	22,819	8,120	14,699
Total	$395,363	$184,650	$210,713	$389,942	$166,496	$223,446
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of intangible assets	$6,122	$5,554	$18,154	$13,745
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2016	$6,169
	2017	$23,532
	2018	$21,361
	2019	$17,026
	2020	$16,125

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,167,000	$—	$1,167,000	$1,115,000	$—	$1,115,000
6.000% senior unsecured notes due May 2023	400,000	7,024	392,976	400,000	7,825	392,175
5.750% senior unsecured notes due February 2021	350,000	4,418	345,582	350,000	5,183	344,817
5.625% senior unsecured notes due June 2024	350,000	6,838	343,162	350,000	7,510	342,490
6.750% senior unsecured notes due August 2022	750,000	20,087	729,913	750,000	22,428	727,572
Total long-term debt	$3,017,000	$38,367	$2,978,633	$2,965,000	$42,946	$2,922,054

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

As of September 30, 2016, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
At September 30, 2016, we had $1.2 billion borrowed under our $1.7 billion credit facility, with $48.0 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $6.0 million was outstanding at September 30, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2016 was $527.0 million.
9. Partners’ Capital and Distributions
At September 30, 2016, our outstanding common units consisted of 117,939,221 Class A units and 39,997 Class B units.
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received the proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions
We paid or will pay the following distributions in 2015 and 2016:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015		$0.6250	$68,737
3rd Quarter	November 13, 2015		$0.6400	$70,387
4th Quarter	February 12, 2016		$0.6550	$72,036
2016
1st Quarter	May 13, 2016		$0.6725	$73,961
2nd Quarter	August 12, 2016		$0.6900	$81,406
3rd Quarter	November 14, 2016	(1)	$0.7000	$82,585
(1) This distribution will be paid to unitholders of record as of October 28, 2016.
10. Business Segment Information
We currently manage our businesses through five divisions that constitute our reportable segments:

•	Offshore Pipeline Transportation – offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;

•	Onshore Pipeline Transportation – transportation of crude oil, and to a lesser extent, CO2;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Onshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended September 30, 2016
Segment margin (a)	$86,557	$10,603	$20,526	$16,697	$6,957	$141,340
Capital expenditures (b)	$3,977	$54,968	$488	$26,937	$30,380	$116,750
Revenues:
External customers	$89,717	$10,846	$48,069	$53,573	$257,845	$460,050
Intersegment (c)	—	3,153	(2,344)	1,712	(2,521)	—
Total revenues of reportable segments	$89,717	$13,999	$45,725	$55,285	$255,324	$460,050
Three Months Ended September 30, 2015
Segment margin (a)	$70,943	$14,984	$20,692	$26,583	$7,508	$140,710
Capital expenditures (b)	$1,520,268	$45,933	$118	$12,489	$43,942	$1,622,750
Revenues:
External customers	$61,388	$16,735	$45,738	$58,490	$389,983	$572,334
Intersegment (c)	—	3,174	(2,406)	2,046	(2,814)	—
Total revenues of reportable segments	$61,388	$19,909	$43,332	$60,536	$387,169	$572,334
Nine Months Ended September 30, 2016
Segment Margin (a)	$249,457	$38,370	$61,586	$53,695	$25,599	$428,707
Capital expenditures (b)	$35,175	$156,977	$1,645	$62,928	$101,704	$358,429
Revenues:
External customers	$242,672	$36,356	$136,437	$155,197	$713,778	$1,284,440
Intersegment (c)	2,165	12,044	(6,852)	4,733	(12,090)	—
Total revenues of reportable segments	$244,837	$48,400	$129,585	$159,930	$701,688	$1,284,440
Nine Months Ended September 30, 2015
Segment Margin (a)	$121,241	$43,670	$60,073	$79,501	$28,913	$333,398
Capital expenditures (b)	$1,522,407	$155,417	$1,568	$40,151	$136,568	$1,856,111
Revenues:
External customers	$63,436	$48,422	$142,959	$173,733	$1,326,968	$1,755,518
Intersegment (c)	—	9,488	(7,179)	6,768	(9,077)	—
Total revenues of reportable segments	$63,436	$57,910	$135,780	$180,501	$1,317,891	$1,755,518
Total assets by reportable segment were as follows:

	September 30, 2016	December 31, 2015
Offshore pipeline transportation	$2,595,408	$2,623,478
Onshore pipeline transportation	706,589	614,484
Refinery services	390,169	394,626
Marine transportation	813,282	777,952
Supply and logistics	1,107,798	1,000,851
Other assets	42,238	48,208
Total consolidated assets	5,655,484	5,459,599

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our Offshore Pipeline Transportation Segment included $2.5 million during the nine months ended September 30, 2015 representing capital contributions to SEKCO, which was an equity investee at that time, to fund our share of the construction costs for its pipeline. We acquired the remaining 50% interest in SEKCO in July 2015.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Segment Margin	$141,340	$140,710	$428,707	$333,398
Corporate general and administrative expenses	(10,420)	(25,940)	(32,269)	(52,192)
Depreciation and amortization	(54,265)	(41,170)	(156,800)	(96,500)
Interest expense	(34,735)	(29,617)	(104,657)	(66,737)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(9,063)	(7,962)	(30,818)	(25,383)
Non-cash items not included in Segment Margin	1,779	1,316	(5,428)	473
Cash payments from direct financing leases in excess of earnings	(1,586)	(1,448)	(4,645)	(4,215)
Gain on step up of historical basis	—	335,260	—	335,260
Loss on extinguishment of debt	—	—	—	(19,225)
Other, net	—	(6,643)	—	(6,643)
Income tax expense	(949)	(1,292)	(2,959)	(3,142)
Net income attributable to Genesis Energy, L.P.	$32,101	$363,214	$91,131	$395,094

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.
11. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$878	$913	$2,366	$2,418
Revenues from provision of services to Poseidon Oil Pipeline Company, LLC (2)	1,979	1,980	5,935	1,980
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$525
Charges for services from Poseidon Oil Pipeline Company, LLC (2)	251	241	749	241

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.
Amount due from Related Party
At September 30, 2016 and December 31, 2015 (i) Sandhill Group, LLC owed us $0.3 million and $0.3 million, respectively, for purchases of CO2 and (ii) Poseidon Oil Pipeline Company, LLC owed us $1.5 million and $1.9 million, respectively, for services rendered.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2016 reflect $2.0 million and $5.9 million, respectively, of fees we earned through the provision of services under that agreement.
Deepwater Gateway
Deepwater Gateway, LLC, which became a wholly-owned subsidiary in the first quarter of 2016, no longer constitutes a related party.
12. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2016	2015
(Increase) decrease in:
Accounts receivable	$11,029	$72,372
Inventories	(26,215)	(1,481)
Deferred charges	(5,291)	(7,256)
Other current assets	5,184	(7,014)
Increase (decrease) in:
Accounts payable	(27,213)	(70,980)
Accrued liabilities	(20,901)	21,740
Net changes in components of operating assets and liabilities	(63,407)	7,381
Payments of interest and commitment fees, net of amounts capitalized, were $125.1 million and $56.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. We capitalized interest of $19.9 million and $11.9 million during the nine months ended September 30, 2016 and September 30, 2015.
At September 30, 2016 and September 30, 2015, we had incurred liabilities for fixed and intangible asset additions totaling $55.3 million and $50.2 million, respectively, that had not been paid at the end of the third quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
At September 30, 2016, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,058	—
Weighted average contract price per bbl	$45.24	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,440	1,388
Weighted average contract price per bbl	$44.77	$44.96
Crude oil swaps:
Contract volumes (1,000 bbls)	—	60
Weighted average contract price per bbl	$—	$(1.88)
Diesel futures:
Contract volumes (1,000 bbls)	18	—
Weighted average contract price per gal	$1.41	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	105	45
Weighted average contract price per bbl	$35.73	$37.02
Crude oil options:
Contract volumes (1,000 bbls)	55	10
Weighted average premium received	$1.55	$0.36
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2016 and December 31, 2015:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2016	December 31, 2015
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$300	$1,703
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(300)	(388)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$1,315
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$4,924	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(4,924)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,085)	$(388)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,085	388
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(8,097)	$(23)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	8,097	23
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2016, we had a net broker receivable of approximately $3.6 million (consisting of initial margin of $4.2 million and decreased by $0.6 million of variation margin).  As of December 31, 2015, we had a net broker receivable of approximately $5.5 million (consisting of initial margin of $4.4 million increased by $1.1 million of variation margin).  At September 30, 2016 and December 31, 2015, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$1,672	$621	$(8,279)	$(1,214)
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	(262)	11,559	(3,744)	6,545
Total commodity derivatives		$1,410	$12,180	$(12,023)	$5,331
14. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value at			Fair Value at
	September 30, 2016			December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$5,224	$—	$—	$1,703	$—	$—
Liabilities	$(9,182)	$—	$—	$(411)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 13 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2016 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.9 billion, compared to $1.8 billion and $1.5 billion, respectively, at December 31, 2015. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$2,126	$1,315	$—	$3,447
Other current assets	75	—	296,951	11,694	(391)	308,329
Total current assets	81	—	299,077	13,009	(391)	311,776
Fixed assets, at cost	—	—	4,630,100	77,585	—	4,707,685
Less: Accumulated depreciation	—	—	(485,827)	(23,592)	—	(509,419)
Net fixed assets	—	—	4,144,273	53,993	—	4,198,266
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	11,734	—	393,117	135,283	(136,952)	403,182
Advances to affiliates	2,565,346	—	—	66,110	(2,631,456)	—
Equity investees	—	—	417,214	—	—	417,214
Investments in subsidiaries	2,620,102	—	90,214	—	(2,710,316)	—
Total assets	$5,197,263	$—	$5,668,941	$268,395	$(5,479,115)	$5,655,484
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$27,801	$—	$214,404	$150	$(136)	$242,219
Senior secured credit facility	1,167,000	—	—	—	—	1,167,000
Senior unsecured notes	1,811,633	—	—	—	—	1,811,633
Deferred tax liabilities	—	—	24,644	—	—	24,644
Advances from affiliates	—	—	2,631,455	—	(2,631,455)	—
Other liabilities	—	—	185,481	179,191	(136,793)	227,879
Total liabilities	3,006,434	—	3,055,984	179,341	(2,768,384)	3,473,375
Partners’ capital, common units	2,190,829	—	2,612,957	97,774	(2,710,731)	2,190,829
Noncontrolling interests	—	—	—	(8,720)	—	(8,720)
Total liabilities and partners’ capital	$5,197,263	$—	$5,668,941	$268,395	$(5,479,115)	$5,655,484

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$89,717	$—	$—	$89,717
Onshore pipeline transportation services	—	—	9,002	4,997	—	13,999
Refinery services	—	—	45,262	2,981	(2,518)	45,725
Marine transportation	—	—	55,285	—	—	55,285
Supply and logistics	—	—	255,324	—	—	255,324
Total revenues	—	—	454,590	7,978	(2,518)	460,050
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	22,533	589	—	23,122
Onshore pipeline transportation operating costs	—	—	4,748	255	—	5,003
Refinery services operating costs	—	—	24,577	3,018	(2,518)	25,077
Marine transportation costs	—	—	38,490	—	—	38,490
Supply and logistics costs	—	—	247,702	—	—	247,702
General and administrative	—	—	11,212	—	—	11,212
Depreciation and amortization	—	—	53,640	625	—	54,265
Total costs and expenses	—	—	402,902	4,487	(2,518)	404,871
OPERATING INCOME	—	—	51,688	3,491	—	55,179
Equity in earnings of subsidiaries	66,811	—	28	—	(66,839)	—
Equity in earnings of equity investees	—	—	12,488	—	—	12,488
Interest (expense) income, net	(34,710)	—	3,595	(3,620)	—	(34,735)
Other income/(expense), net	—	—	—	—	—	—
Income before income taxes	32,101	—	67,799	(129)	(66,839)	32,932
Income tax expense	—	—	(949)	—	—	(949)
NET INCOME	32,101	—	66,850	(129)	(66,839)	31,983
Net loss attributable to noncontrolling interest	—	—	—	118	—	118
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$32,101	$—	$66,850	$(11)	$(66,839)	$32,101

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$59,695	$1,693	$—	$61,388
Onshore pipeline transportation services	—	—	14,130	5,779	—	19,909
Refinery services	—	—	42,464	2,608	(1,740)	43,332
Marine transportation	—	—	60,536	—	—	60,536
Supply and logistics	—	—	387,169	—	—	387,169
Total revenues	—	—	563,994	10,080	(1,740)	572,334
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	17,188	510	—	17,698
Onshore pipeline transportation operating costs	—	—	6,533	188	—	6,721
Refinery services operating costs	—	—	21,758	2,376	(1,771)	22,363
Marine transportation costs	—	—	33,869	—	—	33,869
Supply and logistics costs	—	—	378,916	—	—	378,916
General and administrative	—	—	26,799	—	—	26,799
Depreciation and amortization	—	—	40,320	850	—	41,170
Total costs and expenses	—	—	525,383	3,924	(1,771)	527,536
OPERATING INCOME	—	—	38,611	6,156	31	44,798
Equity in earnings of subsidiaries	392,769	—	2,284	—	(395,053)	—
Equity in earnings of equity investees	—	—	14,260	—	—	14,260
Gain on basis step up on historical interest	—	—	335,260	—	—	335,260
Interest (expense) income, net	(29,576)	—	3,728	(3,769)	—	(29,617)
Other income/(expense), net	21	—	(21)	—	—	—
Income before income taxes	363,214	—	394,122	2,387	(395,022)	364,701
Income tax (expense) benefit	—	—	(1,341)	49	—	(1,292)
NET INCOME	363,214	—	392,781	2,436	(395,022)	363,409
Net loss attributable to noncontrolling interest	—	—	—	(195)	—	(195)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$363,214	$—	$392,781	$2,241	$(395,022)	$363,214

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$244,837	$—	$—	$244,837
Onshore pipeline transportation services	—	—	32,872	15,528	—	48,400
Refinery services	—	—	129,671	5,499	(5,585)	129,585
Marine transportation	—	—	159,930	—	—	159,930
Supply and logistics	—	—	701,688	—	—	701,688
Total revenues	—	—	1,268,998	21,027	(5,585)	1,284,440
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	61,882	1,850	—	63,732
Onshore pipeline transportation operating costs	—	—	16,668	831	—	17,499
Refinery services operating costs	—	—	67,190	6,036	(5,585)	67,641
Marine transportation costs	—	—	105,942	—	—	105,942
Supply and logistics costs	—	—	675,095	—	—	675,095
General and administrative	—	—	34,716	—	—	34,716
Depreciation and amortization	—	—	154,925	1,875	—	156,800
Total costs and expenses	—	—	1,116,418	10,592	(5,585)	1,121,425
OPERATING INCOME	—	—	152,580	10,435	—	163,015
Equity in earnings of subsidiaries	195,674	—	(50)	—	(195,624)	—
Equity in earnings of equity investees	—	—	35,362	—	—	35,362
Interest (expense) income, net	(104,543)	—	10,861	(10,975)	—	(104,657)
Income before income taxes	91,131	—	198,753	(540)	(195,624)	93,720
Income tax expense	—	—	(2,956)	(3)	—	(2,959)
NET INCOME	91,131	—	195,797	(543)	(195,624)	90,761
Net loss attributable to noncontrolling interest	—	—	—	370	—	370
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$91,131	$—	$195,797	$(173)	$(195,624)	$91,131

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$61,743	$1,693	$—	$63,436
Onshore pipeline transportation services	—	—	39,874	18,036	—	57,910
Refinery services	—	—	133,055	10,579	(7,854)	135,780
Marine transportation	—	—	180,501	—	—	180,501
Supply and logistics	—	—	1,317,891	—	—	1,317,891
Total revenues	—	—	1,733,064	30,308	(7,854)	1,755,518
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	—	—	17,831	510	—	18,341
Onshore pipeline transportation operating costs	—	—	19,345	529	—	19,874
Refinery services operating costs	—	—	73,058	10,021	(7,854)	75,225
Marine transportation costs	—	—	100,749	—	—	100,749
Supply and logistics costs	—	—	1,290,980	—	—	1,290,980
General and administrative	—	—	54,852	—	—	54,852
Depreciation and amortization	—	—	94,365	2,135	—	96,500
Total costs and expenses	—	—	1,651,180	13,195	(7,854)	1,656,521
OPERATING INCOME	—	—	81,884	17,113	—	98,997
Equity in earnings of subsidiaries	480,953	—	5,770	—	(486,723)	—
Equity in earnings of equity investees	—	—	48,440	—	—	48,440
Gain on basis step up on historical interest	—	—	335,260	—	—	335,260
Interest (expense) income, net	(66,655)	—	11,329	(11,411)	—	(66,737)
Other income/(expense), net	(19,204)	—	1,675	—	—	(17,529)
Income before income taxes	395,094	—	484,358	5,702	(486,723)	398,431
Income tax (expense) benefit	—	—	(3,275)	133	—	(3,142)
NET INCOME	395,094	—	481,083	5,835	(486,723)	395,289
Net loss attributable to noncontrolling interest	—	—	—	(195)	—	(195)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$395,094	$—	$481,083	$5,640	$(486,723)	$395,094

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$122,884	$—	$310,723	$6,781	$(211,991)	$228,397
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(363,218)	—	—	(363,218)
Cash distributions received from equity investees - return of investment	—	—	16,652	—	—	16,652
Investments in equity investees	(298,051)	—	—	—	298,051	—
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	54,148	—	—	—	(54,148)	—
Repayments on loan to non-guarantor subsidiary	—	—	4,526	—	(4,526)	—
Contributions in aid of construction costs	—	—	12,208	—	—	12,208
Proceeds from asset sales	—	—	3,303	—	—	3,303
Other, net	—	—	185	—	—	185
Net cash used in investing activities	(243,903)	—	(351,738)	—	239,377	(356,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	883,600	—	—	—	—	883,600
Repayments on senior secured credit facility	(831,600)	—	—	—	—	(831,600)
Debt issuance costs	(1,578)	—	—	—	—	(1,578)
Intercompany transfers	—	—	(35,144)	(19,004)	54,148	—
Issuance of common units for cash, net	298,051	—	298,051	—	(298,051)	298,051
Distributions to partners/owners	(227,454)	—	(227,454)	—	227,454	(227,454)
Other, net	—	—	(600)	10,937	(10,937)	(600)
Net cash provided by financing activities	121,019	—	34,853	(8,067)	(27,386)	120,419
Net decrease in cash and cash equivalents	—	—	(6,162)	(1,286)	—	(7,448)
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$2,126	$1,315	$—	$3,447

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$(53,478)	$—	$201,305	$51,028	$(6,727)	$192,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(359,504)	—	—	(359,504)
Cash distributions received from equity investees - return of investment	179,267	—	19,360	—	(179,267)	19,360
Investments in equity investees	(633,761)	—	(2,900)	—	633,761	(2,900)
Acquisitions	—	—	(1,517,428)	—	—	(1,517,428)
Intercompany transfers	(1,164,821)	—	—	—	1,164,821	—
Repayments on loan to non-guarantor subsidiary	—	—	(1,077)	—	1,077	—
Proceeds from asset sales	—	—	2,571	—	—	2,571
Other, net	—	—	(2,137)	—	—	(2,137)
Net cash used in investing activities	(1,619,315)	—	(1,861,115)	—	1,620,392	(1,860,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,168,850	—	—	—	—	1,168,850
Repayments on senior secured credit facility	(705,150)	—	—	—	—	(705,150)
Proceeds from issuance of senior unsecured notes	1,139,718	—	—	—	—	1,139,718
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(28,361)	—	—	—	—	(28,361)
Intercompany transfers	—	—	1,215,585	(50,764)	(1,164,821)	—
Issuance of common units for cash, net	633,759	—	633,759	—	(633,759)	633,759
Distributions to partners/owners	(186,026)	—	(186,026)	—	186,026	(186,026)
Distributions to noncontrolling interest	—	—	(560)	—	—	(560)
Other, net	—	—	1,786	1,111	(1,111)	1,786
Net cash provided by financing activities	1,672,790	—	1,664,544	(49,653)	(1,613,665)	1,674,016
Net (decrease) increase in cash and cash equivalents	(3)	—	4,734	1,375	—	6,106
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$13,044	$2,518	$—	$15,568

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
Overview
We reported net income attributable to Genesis Energy, L.P. of $32.1 million, or $0.28 per common unit, during the three months ended September 30, 2016 (“2016 Quarter”) compared to net income attributable to Genesis Energy, L.P. of $363.2 million, or $3.38 per common unit, during the three months ended September 30, 2015 (“2015 Quarter”). This decrease principally relates to the $335 million non-cash gain we recognized during the 2015 Quarter resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition in July 2015. Exclusive of that 2015 non-cash gain, our net income attributable to Genesis Energy, L.P. of $32.1 million for the 2016 Quarter would be compared to net income attributable to Genesis Energy, L.P. of $28.0 million for the 2015 Quarter, representing an increase of $4.1 million or 15%.
That $4.1 million increase in our quarterly net income was principally due to contributions from the offshore Gulf of Mexico assets we acquired from Enterprise in July 2015. Those contributions were partially offset by an increase in interest expense due to an increase in our average outstanding indebtedness from acquired and constructed assets (primarily related to the financing of the offshore Gulf of Mexico assets we acquired from Enterprise), an increase in depreciation expense for assets acquired or placed into service (including those offshore Gulf of Mexico assets) and decreases in contributions from segments other than our Offshore Pipeline Transportation Segment.
Cash flow from operating activities was $124.7 million for the 2016 Quarter compared to $121.0 million for the 2015 Quarter.
Available Cash before Reserves was $95.0 million for the 2016 Quarter, a decrease of $1.3 million, or 1%, from the 2015 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin was $141.3 million for the 2016 Quarter, an increase of $0.6 million, or 0.4%, from the 2015 Quarter.
The increases in our net income (exclusive of the $335 million non-cash gain in the 2015 Quarter as discussed above) and Segment Margin resulted primarily from increases attributable to our Offshore Pipeline Transportation Segment partially offset by smaller decreases in our other segments.
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

Consequently, on July 27, 2016, we closed a public offering of 8,000,000 common units generating net proceeds of approximately $298.0 million. As a practical matter, we would have issued such additional equity a year ago at the time of closing our Enterprise acquisition had markets been stronger at that point. This 2016 equity raise instantly improved our liquidity and credit metrics.

We believe our increased liquidity and even stronger balance sheet resulting from such actions should combine to give us the flexibility to continue to pursue acquisitions and/or organic projects that we feel are consistent with delivering long term value to all of our stakeholders. We also believe that our improved credit profile will significantly lower the future costs of refinancing our public debt when certain tranches become due beginning in 2021 or callable beginning in 2017.
A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distribution Increase
In October 2016, we declared our forty-fifth consecutive increase in our quarterly distribution to our common unitholders. In November 2016, we will pay a distribution of $0.70 per unit related to the 2016 Quarter.
July 2016 Public Offering of Common Units
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering. We used those proceeds to repay a portion of the borrowings outstanding under our revolving credit facility, allowing us greater financial flexibility to fund future activities.
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2016 Quarter decreased $112.3 million, or 20%, from the 2015 Quarter. Additionally, our costs and expenses decreased $122.7 million, or 23%, between the two periods.
A substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our Supply and Logistics Segment. The significant decrease in our revenues and costs between the two third quarter periods is primarily attributable to decreases in market prices for such purchases and sales. In general, we do not expect fluctuations in prices for crude oil and natural gas to materially affect our net income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. The same correlation would be true in the case of higher crude oil and petroleum products prices.
As discussed throughout this document and throughout our Annual Report on Form 10-K, we have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “Risks Related to Our Business”.
Although prices of crude oil have partially recovered since December 31, 2015, prices were lower in the three and nine month periods ending on September 30, 2016 compared to the same periods in 2015. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 3% to $44.94 per barrel in the third quarter of 2016, as compared to $46.43 per barrel in the third quarter of 2015. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. However, due to the indirect exposure to changes in prices discussed above and in the discussion surrounding our Supply and Logistics Segment, crude oil and petroleum product sales volumes decreased 28% in the 2016 quarter as compared to the 2015 quarter.

We currently have two distinct, complementary types of operations-(i) our onshore-based refinery-centric crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of over 80% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our net income, Available Cash before Reserves or Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Offshore pipeline transportation	86,557	70,943	$249,457	$121,241
Onshore pipeline transportation	10,603	14,984	38,370	43,670
Refinery services	20,526	20,692	61,586	60,073
Marine transportation	16,697	26,583	53,695	79,501
Supply and logistics	6,957	7,508	25,599	28,913
Total Segment Margin	$141,340	$140,710	$428,707	$333,398
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

A reconciliation of total Segment Margin to net income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Segment Margin	$141,340	$140,710	$428,707	$333,398
Corporate general and administrative expenses	(10,420)	(25,940)	(32,269)	(52,192)
Depreciation and amortization	(54,265)	(41,170)	(156,800)	(96,500)
Interest expense	(34,735)	(29,617)	(104,657)	(66,737)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(9,063)	(7,962)	(30,818)	(25,383)
Non-cash items not included in Segment Margin	1,779	1,316	(5,428)	473
Cash payments from direct financing leases in excess of earnings	(1,586)	(1,448)	(4,645)	(4,215)
Gain on step up of historical basis	—	335,260	—	335,260
Loss on debt extinguishment	—	—	—	(19,225)
Other, net	—	(6,643)	—	(6,643)
Income tax expense	(949)	(1,292)	(2,959)	(3,142)
Net income attributable to Genesis Energy, L.P.	$32,101	$363,214	$91,131	$395,094
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our Offshore Pipeline Transportation Segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue	$69,759	$47,431	$199,391	$49,479
Offshore natural gas pipeline revenue	19,957	13,957	45,445	13,957
Offshore pipeline operating costs, excluding non-cash expenses	(20,292)	(17,698)	(54,463)	(18,341)
Distributions from equity investments	20,880	21,791	64,502	71,541
Other	(3,747)	5,462	(5,418)	4,605
Offshore Pipeline Transportation Segment Margin (1)	$86,557	$70,943	$249,457	$121,241

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	190,613	176,479	200,753	171,774
Poseidon	263,519	264,862	259,446	256,277
Odyssey	107,252	90,419	106,622	63,536
GOPL (2)	6,287	17,049	5,839	14,028
Total crude oil offshore pipelines	567,671	548,809	572,660	505,615

SEKCO (3)	82,022	78,008	73,225	56,962
Natural gas transportation volumes (MMBtus/d)	775,546	727,295	656,452	727,295

Volumetric Data net to our ownership interest (4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	190,613	176,479	200,753	171,774
Poseidon	168,652	169,512	166,045	164,017
Odyssey	31,103	26,222	30,920	18,425
GOPL (2)	6,287	17,049	5,839	14,028
Total crude oil offshore pipelines	396,655	389,262	403,557	368,244

SEKCO (3)	82,022	78,008	73,225	56,962
Natural gas transportation volumes (MMBtus/d)	502,792	448,043	374,950	448,043

(1)
Segment Margin for the three and nine months ended September 30, 2016 includes approximately $21 million and $65 million, respectively, of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting. Segment Margin for the three months and nine months ended September 30, 2015 includes $22 million and $72 million, respectively, in similar distributions from our offshore pipeline joint ventures.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)
Our SEKCO pipeline was completed in June of 2014. Under the terms of SEKCO’s transportation arrangements, its shippers commenced making minimum monthly payments at that time, even though they did not commence throughput of crude oil until January 2015. Volumes reported for the three months and nine months ended September 30, 2016 for SEKCO reflect the gradual commencement of throughput beginning in January of 2015. Even though our SEKCO volumes flow through both SEKCO and Poseidon, we include those volumes only once in the table above.

(4)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Offshore Pipeline Transportation Segment Margin for the 2016 Quarter increased $15.6 million, or 22%, from the 2015 Quarter. This increase is primarily due to our acquisition from Enterprise, which closed on July 24, 2015. As a result of our Enterprise acquisition, we obtained interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results of the offshore pipeline assets acquired from Enterprise continue to meet or exceed our expectations, with a net increase in volumes (compared to the third quarter of 2015) for the most significant of those offshore crude oil pipelines.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Offshore Pipeline Transportation Segment Margin for the first nine months of 2016 increased $128.2 million, or 106%, from the first nine months of 2015. This increase is primarily due to our acquisition from Enterprise, which closed on July 24, 2015. As a result of our Enterprise acquisition, we obtained interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results of the offshore pipeline assets acquired from Enterprise continue to meet or exceed our expectations, with a net increase in volumes (compared to the nine months ended September 30, 2015) for the most significant of those offshore crude oil pipelines.
Onshore Pipeline Transportation Segment
Operating results and volumetric data for our Onshore Pipeline Transportation Segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Crude oil tariffs and revenues from direct financing leases - onshore crude oil pipelines	$8,102	$11,926	$28,917	$32,464
CO2 tariffs and revenues from direct financing leases of CO2 pipelines	5,117	5,882	15,856	18,358
Sales of onshore crude oil pipeline loss allowance volumes	790	1,172	2,678	3,775
Onshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(4,984)	(5,667)	(16,712)	(15,872)
Payments received under direct financing leases not included in income	1,586	1,448	4,645	4,215
Other	(8)	223	2,986	730
Segment Margin	$10,603	$14,984	$38,370	$43,670

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	11,529	68,675	41,708	70,815
Jay	15,119	17,547	14,494	17,041
Mississippi	9,503	16,963	10,607	16,246
Louisiana	30,814	38,738	26,865	28,042
Wyoming	9,772	7,702	10,003	7,702
Onshore crude oil pipelines total	76,737	149,625	103,677	139,846

CO2 pipeline (average Mcf/day):
Free State	88,026	145,947	101,157	167,805

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Onshore Pipeline Transportation Segment Margin for the 2016 Quarter decreased $4.4 million, or 29%. Certain significant components and details of this change were as follows:

•
With respect to our onshore crude oil pipelines, tariff revenues decreased quarter to quarter principally due to a net decrease in throughput volumes of 72,888 barrels per day or 49%. This was primarily the result of decreased volumes on our Texas pipeline system, particularly delivery volumes to the Texas City refining market. We believe such lower volumes to historical customers will last indefinitely as those customers have made alternative arrangements as a result of our endeavors to expand, extend and repurpose our facilities into longer lived, higher value service. In addition, our Louisiana system experienced lower volumes between the respective quarters, as a major refinery customer emerged from a turnaround during the 2016 Quarter. As such, we anticipate a ramp up in such volumes during the fourth quarter. Volume variances on our other onshore pipeline systems had a less significant impact on the decrease in tariff revenues between the respective quarters due to a mix of tariff rates amongst these systems and less significant decreases in volumes. These factors, impacting both crude oil volumes and tariff revenues, resulted in a $3.8 million decrease in Segment Margin compared to the 2015 Quarter.

•
Although volumes on our Free State CO2 pipeline system decreased 57,921 Mcf per day, or 40%, in the 2016 Quarter as compared to the 2015 Quarter due to lower levels of tertiary crude oil activities in Mississippi, that decrease had a much smaller effect on the contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which results in the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Onshore Pipeline Transportation Segment Margin for the first nine months of 2016 decreased $5.3 million, or 12%. Certain significant components and details of this change were as follows:

•
With respect to our onshore crude oil pipelines, tariff revenues decreased by $3.5 million period to period principally due to a net decrease in throughput volumes of 36,169 barrels per day, or 26%. This was primarily the result of decreased volumes on our Texas pipeline system, particularly delivery volumes to the Texas City refining market. We believe such lower volumes to historical customers will last indefinitely as those customers have made alternative arrangements as a result of our endeavors to expand, extend and repurpose our facilities into longer lived, higher value service. Volume variances on our other onshore pipeline systems had a less significant impact on the decrease in tariff revenues between the respective quarters due to a mix of tariff rates amongst these systems and less significant decreases in volumes. These factors, when combined with lower sales of pipeline loss allowance volumes, resulted in a $4.6 million decrease in Segment Margin compared to the nine months ended September 30, 2015.

•
Although volumes on our Free State CO2 pipeline system decreased 66,648 Mcf per day, or 40%, in the first nine months of 2016 compared to the first nine months of 2015 due to lower levels of tertiary crude oil activities in Mississippi, that decrease had a much smaller effect on the contributions to Segment Margin by that pipeline. We provide transportation services on our Free State CO2 pipeline system through an “incentive” tariff which results in the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specific thresholds. As a result of this "incentive" tariff, fluctuations in volumes above a base level on our Free State CO2 pipeline system have a limited impact on Segment Margin.

Refinery Services Segment
Operating results for our Refinery Services Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volumes sold (in Dry short tons "DST"):
NaHS volumes	34,299	30,721	96,116	95,654
NaOH (caustic soda) volumes	19,653	23,907	59,802	67,223
Total	53,952	54,628	155,918	162,877

Revenues (in thousands):
NaHS revenues	$37,054	$32,618	$103,680	$104,153
NaOH (caustic soda) revenues	9,872	11,329	28,816	33,217
Other revenues	1,143	1,791	3,941	5,589
Total external segment revenues	$48,069	$45,738	$136,437	$142,959

Segment Margin (in thousands)	$20,526	$20,692	$61,586	$60,073

Average index price for NaOH per DST (1)	$661	$563	$618	$576
(1) Source: IHS Chemical
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Refinery Services Segment Margin for the 2016 Quarter decreased $0.2 million, or 1%. Certain significant components and details of this change were as follows:

•
NaHS revenues increased 14% due primarily to an increase in NaHS sales volumes. This is principally related to an increase in sales volumes to our South American mining customers during the 2015 Quarter. Sales volumes between quarters to customers in South America can fluctuate due to the timing of third party vessels available to transport bulk deliveries.

•
The pricing in our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures, which had a negative effect on margin realized from NaHS sales for the 2016 Quarter and partially offset the increase in NaHS sales volumes and revenues. We expect those other factors to continue.

•
Caustic soda revenues decreased 13% between the quarters primarily due to a reduction in our sales volumes. The impact on Segment Margin, compared to the 2015 Quarter, from these reduced caustic soda sales is approximately $1.0 million.

•
Average index prices for caustic soda increased to $661 per DST in the 2016 Quarter compared to $563 per DST during the 2015 Quarter. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. Typically, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because we usually pass those costs through to our NaHS sales customers. To the extent we are unable to pass these caustic soda price changes onto our customers, Segment Margin may be impacted. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Refinery Services Segment Margin for the first nine months of 2016 increased $1.5 million, or 3%. Certain significant components and details of this change were as follows:

•
During the nine months ended September 30, 2016, we were able to realize more benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, as compared to the nine months ended September 30, 2015. The fluctuation in NaHS revenues and volumes had a minimal impact on Segment Margin.

•
Caustic soda revenues decreased 13% primarily due to a reduction in our sales volumes. Fluctuation in caustic soda revenues and volumes had a minimal impact on Segment Margin for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•
Average index prices for caustic soda increased to $618 per DST in the first nine months of 2016 compared to $576 per DST during the first nine months of 2015. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. Typically, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, Segment Margin may be impacted. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Marine Transportation Segment
Within our Marine Transportation Segment, we own a fleet of 82 barges (73 inland and 9 offshore) with a combined transportation capacity of 2.9 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our Marine Transportation Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues (in thousands):
Inland freight revenues	$22,108	$23,970	$66,402	$71,967
Offshore freight revenues	23,271	26,630	66,240	76,908
Other rebill revenues (1)	9,906	9,936	27,288	31,626
Total segment revenues	$55,285	$60,536	$159,930	$180,501

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$38,588	$33,953	$106,235	$101,000

Segment Margin (in thousands)	$16,697	$26,583	$53,695	$79,501

Fleet Utilization: (2)
Inland Barge Utilization	87.6%	97.6%	91.4%	97.7%
Offshore Barge Utilization	96.2%	99.9%	91.2%	99.8%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Marine Transportation Segment Margin for the 2016 Quarter decreased $9.9 million, or 37%, from the 2015 Quarter. The decrease in Segment Margin is primarily due to a combination of lower utilization and lower day rates across our various marine asset classes, excepting the M/T American Phoenix which is under long term contract through September 2020. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have chosen to primarily place them in spot service or short-term (less than a year) service, as we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. In our inland fleet, we saw somewhat of a strengthening in utilization and stabilization in spot day rates towards the end of the quarter, especially in the black oil, or heavy, intermediate refined products trade, the trade to which we have almost exclusively committed our inland barges.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Marine Transportation Segment Margin for the first nine months of 2016 decreased $25.8 million, or 32%, from the first nine months of 2015. The decrease in Segment Margin is primarily due to a combination of lower utilization and lower day rates across our various marine asset classes, excepting the M/T American Phoenix which is under long term contract through September 2020. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have chosen to primarily place them in spot service or short-term (less than a year) service, as we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. In our inland fleet, we saw somewhat of a strengthening in utilization and stabilization in spot day rates towards the end of the quarter, especially in the black oil, or heavy, intermediate refined products trade, the trade to which we have almost exclusively committed our inland barges.
Supply and Logistics Segment
Our Supply and Logistics Segment is focused on utilizing our knowledge of the crude oil and petroleum markets to provide crude oil and natural gas producers, refiners and other customers with a full suite of services. Our Supply and Logistics Segment owns and/or leases trucks, terminals, gathering pipelines, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. These services include:

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

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;

•	supplying petroleum products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets;

•	purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers and selling those products;

•	railcar loading and unloading activities at our crude-by-rail terminals; and

•	industrial gas activities, including wholesale marketing of CO2 and processing of syngas through a joint venture.
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
Operating results from our Supply and Logistics Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Supply and logistics revenue	$255,324	$387,169	$701,688	$1,317,891
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(230,760)	(354,551)	(621,500)	(1,215,242)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(17,607)	(24,772)	(54,677)	(73,607)
Other	—	(338)	88	(129)
Segment Margin	$6,957	$7,508	$25,599	$28,913

Volumetric Data (average barrels per day):
Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	64,292	89,516	66,725	94,571
Rail load/unload volumes (1)	13,091	37,767	13,344	24,043
(1) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Segment Margin for our Supply and Logistics Segment decreased by $0.6 million, or 7%, between the two three month periods.
The decrease in our Segment Margin between the two quarters is primarily due to lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain participants in the market who are willing to lose money on local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online. In addition, a portion of this decrease can be attributed to decreased rail volumes. While rail volumes were down compared to the 2015 Quarter, our results reflect the beginning of a ramp up as a major refinery customer supported by our Baton Rouge facilities emerged from a refinery turnaround during the 2016 Quarter and we expect this ramp up to continue into the fourth quarter. These decreases were partially offset by the improved performance of our now right-sized heavy fuel oil business after reducing volumes and related infrastructure to match new market realities resulting from the general lightening of refineries' crude slates which has resulted in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Segment Margin for our Supply and Logistics Segment decreased by $3.3 million, or 11%, between the first nine months of 2016 and the first nine months of 2015.
The decrease in our Segment Margin between the two nine-month periods is primarily due to lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain participants in the market who are willing to lose money on local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online. In addition, a portion of this decrease can be attributed to decreased rail volumes. While rail volumes were down compared to the nine months ended September 30, 2015, our results reflect the beginning of a ramp up as a major refinery customer supported by our Baton Rouge facilities emerged from a refinery turnaround during the third quarter of 2016 and we expect this ramp up to continue into the fourth quarter. These decreases were partially offset by the improved performance of our now right-sized heavy fuel oil business after reducing volumes and related infrastructure to match new market realities resulting from the general lightening of refineries' crude slates which has resulted in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$7,692	$11,742	$26,068	$32,056
Segment	1,918	860	3,364	2,639
Equity-based compensation plan expense	1,239	1,431	3,918	4,982
Third party costs related to business development activities and growth projects	363	12,766	1,366	15,175
Total general and administrative expenses	$11,212	$26,799	$34,716	$54,852
Total general and administrative expenses decreased $15.6 million and $20.1 million between the three and nine month periods primarily due to higher third party costs, primarily financing, legal and accounting, related to business development and growth activities (primarily related to third party costs incurred for business development activities surrounding the Enterprise acquisition as previously discussed) and employee related costs relating to our annual bonus program incurred during the 2015 periods.
Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Depreciation expense	$46,909	$33,716	$135,428	$78,265
Amortization of intangible assets	6,122	5,554	18,154	13,745
Amortization of CO2 volumetric production payments	1,234	1,900	3,218	4,490
Total depreciation and amortization expense	$54,265	$41,170	$156,800	$96,500
Total depreciation and amortization expense increased $13.1 million and $60.3 million between the three and nine month periods primarily as a result of acquiring assets and placing constructed assets' in service during calendar 2015 (including the offshore pipelines and services assets acquired as a result of our Enterprise acquisition) and 2016.
Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Interest expense, credit facility (including commitment fees)	$11,076	$6,888	$31,117	$15,054
Interest expense, senior unsecured notes	28,609	25,155	85,828	58,717
Amortization of debt issuance costs and discount	2,571	2,303	7,563	4,853
Capitalized interest	(7,521)	(4,729)	(19,851)	(11,887)
Net interest expense	$34,735	$29,617	$104,657	$66,737
Net interest expense increased $5.1 million and $37.9 million between the three and nine month periods primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased $2.8 million and $8.0 million over the three and nine month periods due to our growth capital expenditures for projects still under construction when compared to the prior year period.

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
Other
Net income for the three and nine months ended September 30, 2015 included a $335 million non-cash gain we recognized during the 2015 Quarter resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition in July 2015.
Liquidity and Capital Resources
General
As of September 30, 2016, we had $527.0 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At September 30, 2016, our long-term debt totaled $3.0 billion, consisting of $1.2 billion outstanding under our credit facility (including $48.0 million borrowed under the inventory sublimit tranche), a $350.0 million carrying amount of senior unsecured notes due on February 15, 2021, a $400.0 million carrying amount of senior unsecured notes due on May 15, 2023, a $350.0 million carrying amount of senior unsecured notes due on June 15, 2024, and a $750.0 million carrying amount of senior unsecured notes due August 1, 2022.
In April 2016, we amended our credit agreement to, among other things, (i) increase the committed amount under our revolving credit facility to $1.7 billion (from $1.5 billion), with the ability to increase the committed amount by an additional $300.0 million, subject to lender consent and (ii) permanently relax the maximum consolidated leverage ratio to 5.5 to 1.0.
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received proceeds, net of underwriting discounts and offering costs, of $298.0 million from that offering. We used those proceeds to repay a portion of the borrowings outstanding under our revolving credit facility, allowing us greater financial flexibility to fund future activities.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to opportunistically acquiring assets and businesses and constructing new facilities.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $400.0 million of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in August 2017. We expect to file a replacement universal shelf registration statement before our EDP Shelf expires. As of September 30, 2016, we have issued no additional units under this program.
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
In our petroleum products activities, we buy products and typically either move those products to one of our storage facilities for further blending or sell those products within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility.
The storage of our inventory of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored oil or petroleum products, we borrow under our credit facility (or use cash on hand) to pay for the crude oil or petroleum products, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil or petroleum products. Additionally, we may be required to deposit margin funds with the NYMEX when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our credit facility (or use cash on hand) to fund the deposits.
    See Note 12 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2016 and September 30, 2015.
The increase in operating cash flow for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to increases in earnings, including net income before depreciation and amortization. This primarily results from the contributions of the offshore Gulf of Mexico assets we acquired from Enterprise. This increase was partially offset by increases in working capital needs. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of oil or petroleum products will require more or less cash. Net cash flows provided by our operating activities for the nine months ended September 30, 2016 were $228.4 million compared to $192.1 million for the nine months ended September 30, 2015.
Capital Expenditures and Distributions Paid to our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, organic growth projects, maintenance capital expenditures and distributions we pay to our unitholders. We finance maintenance capital expenditures and smaller organic growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and organic growth projects) with borrowings under our credit facility, equity issuances and/or issuances of senior unsecured notes.

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2016 and September 30, 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$1,198	$615
Onshore pipeline transportation assets	7,180	4,958
Refinery services assets	1,645	1,528
Marine transportation assets	11,358	24,719
Supply and logistics assets	2,298	6,807
Information technology systems	404	322
Total maintenance capital expenditures	24,083	38,949
Growth capital expenditures:
Offshore pipeline transportation assets	$7,777	$377
Onshore pipeline transportation assets	149,797	150,459
Refinery services assets	—	40
Marine transportation assets	51,570	15,432
Supply and logistics assets	99,406	129,761
Information technology systems	6,398	1,115
Total growth capital expenditures	314,948	297,184
Total capital expenditures for fixed and intangible assets	339,031	336,133
Capital expenditures for acquisitions, net of liabilities assumed:
Acquisition of offshore pipelines (1)	—	1,518,515
Acquisition of remaining interest in Deepwater Gateway (2)	26,200	—
Total business combinations capital expenditures	26,200	1,518,515
Capital expenditures related to equity investees	—	2,900
Total capital expenditures	$365,231	$1,857,548

(1)	Amount represents our purchase price for our Enterprise acquisition.

(2)	Amount represents our purchase price for our purchase of the remaining 50% interest in Deepwater Gateway in the first quarter of 2016.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows.
Growth Capital Expenditures
We anticipate spending approximately $65.0 million, inclusive of capitalized interest, during the remainder of 2016 for projects currently under construction. The most significant of our projects are described below.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the Exxon-Mobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines. We expect these assets to become operational by the end of 2016.

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
Baton Rouge Terminal
We constructed a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that will be located near the Port of Greater Baton Rouge and will be pipeline-connected to that port's existing deepwater docks on the Mississippi River. We constructed approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we constructed a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal and related facilities became operational early in the fourth quarter of 2016.
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
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 19 of those barges and 12 of those push boats through September 30, 2016. We expect to take delivery of those remaining vessels periodically through 2016 and 2017.
Maintenance Capital Expenditures
Our decrease in maintenance capital expenditures for the nine months ended September 30, 2016 as compared to September 30, 2015 primarily relates to our Marine Transportation Segment, where construction of new marine push boats, as completed in 2015, to replace older boats resulted in higher spending during 2015. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before reserves.
Distributions to Unitholders
On November 14, 2016, we will pay a distribution of $0.70 per common unit totaling $83 million with respect to the 2016 Quarter to common unitholders of record on October 28, 2016. This is the forty-fifth consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 9 to our Unaudited Condensed Consolidated Financial Statements.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$32,101	$363,214
Depreciation and amortization	54,265	41,170
Cash received from direct financing leases not included in income	1,586	1,448
Cash effects of sales of certain assets	120	343
Effects of distributable cash generated by equity method investees not included in income	9,063	7,962
Cash effects of legacy stock appreciation rights plan	(86)	(50)
Non-cash legacy stock appreciation rights plan expense	(113)	(553)
Expenses related to acquiring or constructing growth capital assets	363	12,766
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	(571)	(192)
Maintenance capital utilized	(1,885)	(1,044)
Non-cash tax expense	649	992
Gain on step up of historical basis	—	(335,260)
Other items, net	(480)	5,512
Available Cash before Reserves	95,012	96,308

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Operating Activities	$124,725	$121,026
Adjustments to reconcile net cash flow provided by operating activities to Available Cash before Reserves:
Maintenance capital utilized	(1,885)	(1,044)
Proceeds from asset sales	120	343
Amortization and writeoff of debt issuance costs, including premiums and discounts	(2,571)	(1,941)
Effects of available cash of equity method investees not included in operating cash flows	4,801	7,870
Net changes in components of operating assets and liabilities not included in calculation of Available Cash before Reserves	(26,834)	(42,420)
Non-cash effect of equity based compensation expense	(2,047)	(2,246)
Expenses related to acquiring or constructing assets that provide new sources of cash flow	363	12,766
Other items, net	$(1,660)	$1,954
Available Cash before Reserves	95,012	96,308

Non- GAAP Financial Measures
General

To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of total Segment Margin to net income is also included in our segment disclosure in Note 10 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
There were no changes during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 3, 2016	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer