Form 10-K
period 2016-12-31
GENESIS ENERGY LP
filed 2017-02-27
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2016 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $3.5 billion based on $38.37 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 24, 2017, the Registrant had 117,939,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2016 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, Wyoming and in the Gulf of Mexico. Our common units are traded on the New York Stock Exchange under the ticker symbol “GEL.” Our principal executive offices are located at 919 Milam, Suite 2100, Houston, Texas 77002 and our telephone number is (713) 860-2500. Except to the extent otherwise provided, the information contained in this annual report is as of December 31, 2016.
We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. We currently have two distinct, complimentary types of operations-(i) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide service to one of the most active drilling and development regions in the U.S.—the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2016. We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and industrial and commercial enterprises.
We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. Our outstanding common units (including our Class B common units) representing limited partner interests constitute all of the economic equity interests in us.
In the fourth quarter of 2016, we reorganized our operating segments as a result of the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our onshore pipeline transportation segment, formerly reported under its own segment, are now reported in our supply and logistics segment. This change is consistent with the increasingly integrated nature of our onshore operations.
As a result of the above changes, we currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, refinery services, marine transportation, and supply and logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, Mississippi and Alabama. This segment provides services to one of the most active drilling and development regions in the U.S.—the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2016. Even though those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil companies and large independent crude oil producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,437 miles of crude oil pipelines with an aggregate design capacity of approximately 1,810 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO"), which is a deepwater pipeline servicing the Lucius field in the southern Keathley Canyon area of the Gulf of Mexico.

Our interests in offshore natural gas pipeline systems and related infrastructure includes approximately 1,157 miles of pipe with an aggregate design capacity of approximately 4,863 MMcf per day. We also own an interest in six offshore hub platforms with aggregate processing capacity of approximately 2,256 MMcf per day of natural gas and 167 MBbls per day of crude oil.
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
Refinery Services Segment
We primarily (i) provide services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS (pronounced nash, and also known as sodium hydrosulfide) and NaOH (also known as caustic soda) to large industrial and commercial companies. Our refinery services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our refinery services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our refinery services contracts are typically long-term in nature and have an average remaining term of three years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest marketers of NaHS in North and South America.
Marine Transportation Segment
We own a fleet of 83 barges (74 inland and 9 offshore) with a combined transportation capacity of 2.9 million barrels and 43 push/tow boats (34 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for approximately 80% of our marine transportation volumes for 2016.
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
Supply and Logistics Segment
Our supply and logistics segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our supply and logistics assets is particularly evident in certain of our recently completed or ongoing growth initiatives in areas such as Louisiana, Texas and Wyoming.
We own five onshore crude oil pipeline systems, with approximately 580 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi, Texas and Wyoming. The Federal Energy Regulatory Commission, or FERC, regulates the rates charged by four of our onshore systems to their customers. The rates for the other onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers. Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
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
We have access to a suite of more than 200 trucks, 400 trailers, 523 railcars, and terminals and tankage with 4.6 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast. Our crude-by-rail operations consist of a total of six facilities, either in operation or under construction, designed to load and/or unload crude oil. The two facilities located in Texas and Wyoming were designed primarily to load crude oil produced locally onto railcars for further transportation to refining markets. The four other facilities (two in Louisiana, one in Mississippi and one in Florida) were designed primarily to unload crude oil from railcars into pipelines, or onto barges, for delivery to refinery customers. In addition, four of these facilities are directly connected to our integrated pipeline and terminal infrastructure. Usually, our supply and logistics segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
Our Objectives and Strategies
Our primary objective continues to be to deliver the best value to our unitholders while never wavering from our commitment to safe and responsible operations. A lot has changed, we recognize, in how the market apparently values unit prices for MLPs or other midstream entities over the last year and a half to two years. The move to eliminate our IDRs over six years ago and our track record of delivering annualized double-digit growth in distributions were historically rewarded. However, we have recently concluded the valuation metrics demanded by the markets have changed in recent times, especially in light of numerous freezes, cuts or total elimination of distributions over the recent energy business cycle by other entities in our space with which we compete commercially and/or for external capital.
We now believe the best way to promote unit price appreciation under current conditions is to exercise strong financial discipline designed primarily to maintain and enhance our financial flexibility across the business cycle. We believe prospectively we can naturally restore our financial flexibility with cash flows from operations. During 2016, we accelerated that process by issuing additional equity and lowering the future growth rate of quarterly distributions.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow sustainable cash flows. We currently have two distinct, complimentary types of operations: (i) our onshore-based crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment.
We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our businesses;

•	Economically expanding our pipeline and terminal operations;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.

Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited direct commodity price risks;

•	Maintain a sound, disciplined capital structure; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
We have limited direct commodity price risk exposure. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our direct exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires us to monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory not in excess of $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on providing (i) onshore-based refinery-centric crude oil and refined products transportation and handling services and (ii) offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies. We are not dependent upon any one customer or principal location for our revenues.

•
Some of our pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our refiner and producer customers. In addition, a majority of our terminals are located in areas that can be accessed by truck, rail or barge.

•
We believe we are one of the largest marketers of NaHS in North and South America. We believe the scale of our well-established refinery services operations as well as our integrated suite of assets provides us with a unique cost advantage over some of our existing and potential competitors.

•
Some of our supply and logistics assets are operationally flexible. Our portfolio of trucks, railcars, barges and terminals affords us flexibility within our existing regional footprint and provides us the capability to enter new markets and expand our customer relationships.

•
Our marine transportation assets provide waterborne transportation throughout North America. Our fleet of barges and boats provide service to both inland and offshore customers within a large North American geographic footprint. All of our vessels operate under the U.S. flag and are qualified for U.S. coastwise trade under the Jones Act.

•
Our businesses provide relatively consistent consolidated financial performance. Our historically consistent and improving financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable and increasing cash flows, allowing us to increase our distribution for forty-six consecutive quarters as of our most recent distribution declaration.

•
We are financially flexible and have significant liquidity. As of December 31, 2016, we had $412.3 million available under our $1.7 billion revolving credit agreement, including up to $125.5 million available under the $200 million petroleum products inventory loan sublimit and $90.5 million available for letters of credit. Our inventory borrowing base was $74.5 million at December 31, 2016.

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
Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2015. Additional information regarding most of these items may be found elsewhere in this report.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the Exxon-Mobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines.  We expect these assets to become operational in the first half of 2017.
Raceland Terminal and Crude Oil Pipeline
We are constructing a new crude oil terminal and pipeline in Raceland, Louisiana that will be connected to existing midstream infrastructure that will provide further distribution to the Louisiana refining markets. Our new Raceland Terminal will consist of 515,000 barrels of crude oil tankage and unit train unloading facilities capable of unloading up to two unit trains per day. We are constructing a new crude oil pipeline that will deliver crude oil received from the Poseidon system, which currently delivers crude oil originating in the deepwater Gulf of Mexico to the Houma, Louisiana area, to our Raceland Terminal for further distribution. We expect these assets to become fully operational in the first half of 2017.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 20 of those barges and 14 of those push boats through December 31, 2016. We expect to take delivery of those remaining vessels periodically into 2017.
Baton Rouge Terminal
We constructed a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that is located near the Port of Greater Baton Rouge and is connected to the port's existing deepwater docks on the Mississippi River. We constructed approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we constructed a new pipeline from the terminal that will allow for deliveries to existing ExxonMobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal and related facilities became operational early in the fourth quarter of 2016.
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

Forty-six Consecutive Distribution Rate Increases
We have increased our quarterly distribution rate for forty-six consecutive quarters. On February 14, 2017, we paid a quarterly cash distribution of $0.710 (or $2.84 on an annualized basis) per unit to unitholders of record as of January 31, 2017, an increase of 1.4% from the distribution in the prior quarter, and an increase of 8.4% from the distribution in February 2016. As in the past, future increases (if any) in our quarterly distribution rate will depend on our ability to execute critical components of our business strategy.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.
The following chart depicts our organizational structure at December 31, 2016.

Unitholders
117,939,221 Class A Common Units
39,997 Class B Common Units
Non-economic
General Partner
Interest
Genesis Energy, L.P.
(and subsidiaries)
100%
Genesis Energy, LLC
(our general partner)
Segments
Offshore Pipeline Trans.
Refinery Services
Marine Transportation
Supply and Logistics

Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, refinery services, marine transportation and supply and logistics. These segments are strategic business units that provide a variety of energy-related services. Financial information with respect to each of our segments can be found in Note 12 to our Consolidated Financial Statements in Item 8.
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

Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2016.
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	204,533	204,533
Poseidon	Genesis	367	350,000	64%	262,829	168,211
Odyssey	Shell Pipeline	120	200,000	29%	106,933	31,011
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	23%	7,468	7,468
Total		1,051	1,089,000		581,763	411,223

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Viosca Knoll Crude Oil Pipeline	Genesis	6	5,000	100%
Tarantula	Genesis	4	30,000	100%

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

•
SEKCO Pipeline. SEKCO is a deepwater pipeline serving the Lucius crude oil and natural gas field located in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with seven Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Inpex Corporation. Those producers have dedicated their production from Lucius to that pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future.

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

None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
Independence Trail	Genesis	135	1,000	100%
Viosca Knoll Gathering System	Genesis	107	600	100%
High Island Offshore System	Genesis	287	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	34	213	Various (2)
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		1,084	4,013

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interests, which range from 2.7% to 33.3%, in 28 miles of the Green Canyon Lateral pipelines. The remainder of the laterals are wholly owned.

•
Independence Trail. The Independence Trail pipeline transports natural gas from certain pipeline interconnects to the Tennessee Gas Pipeline at a pipeline interconnect on the West Delta 68 pipeline junction platform. Natural gas transported on the Independence Trail Pipeline originates from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico.

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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Anadarko	4,300	300	120,000	100%
Viosca Knoll 817	Genesis	671	145	5,000	100%
Garden Banks 72 (2)	Genesis	518	216	36,000	50%
East Cameron 373	Genesis	441	195	3,000	100%
Total			856	164,000

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest in the Garden Banks 72 platform.

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

     Refinery Services
Our refinery services segment primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our refinery services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our refinery services activities. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten refinery services contracts have an average remaining life of three years. This includes the extended term of our recently renegotiated refinery services contract with Phillips 66 at our Westlake, Louisiana facility, which now extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our refinery services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our supply and logistics segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to approximately 150 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in pulp and paper business, and in connection with mining operations (nickel, gold and separating copper from molybdenum) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
Caustic soda is used in many of the same industries as NaHS. Many applications require both chemicals for use in the same process. For example, caustic soda can increase the yields in bauxite refining, pulp manufacturing and in the recovery of copper, gold and nickel. Caustic soda is also used as a cleaning agent (when combined with water and heated) for process equipment and storage tanks at refineries.
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

Competition
Our competitors for the supply of NaHS consist primarily of parties who produce NaHS as a by-product of or an alternative to other sulfur derivative products, including fertilizers, pesticides, other agricultural products, plastic additives and lubricants. Typically our competitors for the supply of NaHS have only one location and they do not have the logistical infrastructure that we have to supply customers. These competitors often reduce NaHS production when demand for their alternative sulfur derivatives is high and increase NaHS production when demand for these alternatives is low. Also, they tend to supply less when prices and demand for elemental sulfur are higher and supply more NaHS when the price of elemental sulfur falls.
Demand for NaHS faces competition from alternative sulfidity management mediums such as sulfidic caustic, emulsified sulfur, salt cake and flake NaHS. Changes in the value, supply and/or demand of these alternative products can impact the volume and/or value of our NaHS sold.
Typically, our competitors for sulfur removal services include refineries themselves through the use of their sulfur removal processes.
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
We do not have any NaHS sales customer or sulfur removal customer that accounted for more than ten percent of our consolidated revenues.
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

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (Bbls) (in thousands)	2,058	884	330
Individual Vessel Capacity Range (Bbls) (in thousands) (1)	23-39	65-136	330

Number of:
Push/Tug Boats	34	9	—
Barges	74	9	—
Product Tankers	—	—	1

(1)	Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
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
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during

2016, 2015 and 2014. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2016, 2015 and 2014, approximately 62%, 75% and 80%, respectively, of our marine transportation revenues were from term contracts and 38%, 25% and 20%, respectively, were from spot contracts.
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
Supply and Logistics
We provide supply and logistics services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals, railcars and barges. The increasingly integrated nature of our supply and logistics assets is particularly evident in certain of our recently completed or ongoing growth initiatives in areas such as Louisiana, Texas and Wyoming. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil supply and logistics operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and Wyoming. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. We attempt to limit our direct commodity price risk in our supply and logistics segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 50,000 barrels per day of crude oil, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and incurring transportation related costs.
Onshore Crude Oil Pipelines
Through the onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by FERC or the Railroad Commission of Texas, or TXRRC. Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
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

	Texas System	Jay System	Mississippi System	Louisiana System	Wyoming System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil Intermediates Refined Products	Crude Oil
Interest Owned	100%	100%	100%	100%	100%
Design Capacity (Bbls/day) (1)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000	30,000/ 45,000
2016 Throughput (Bbls/day)	33,814	14,815	10,247	44,295	10,959
System Miles	47	135	235	25	135
Approximate owned tankage storage capacity (Bbls)	360,000	230,000	247,500	350,000	450,000
Location	Hastings Junction, TX to Webster, TX Webster, TX to Texas City, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA	Wright, WY (Campbell County) to Douglas, WY (Pronghorn) Douglas, WY to Guernsey, WY
Rate Regulated	TXRRC	FERC	FERC	FERC	FERC

(1)
Our Wyoming pipeline system has an initial capacity of approximately 30,000 barrels per day from Campbell County to the Pronghorn Rail Facility and an initial capacity of 45,000 barrels per day from the Pronghorn Rail Facility to Platte County, Wyoming.

•
Texas System. Our Texas System transports crude oil from Hastings Junction (south of Houston) to several delivery points near Houston, Texas (including our Webster, Texas facility and ultimately into the Texas City refining market). This system also takes delivery of crude oil volumes at Texas City for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point. See "Recent Developments and

Status of Certain Growth Initiatives" for further information surrounding developments and current growth initiatives surrounding our Houston area crude oil infrastructure project.

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 46 wells, additional crude oil storage capacity of 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

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

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our Louisiana system also connects the Anchorage Tank Farm to our new Port of Baton Rouge Terminal (which was also built to service Exxon's Baton Rouge refinery), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal.

This pipeline system serves as a key asset in our increasingly integrated Baton Rouge area midstream infrastructure, which also includes terminal and rail facilities as discussed previously.
Additionally, as discussed in "Recent Developments and Growth Initiatives" above, in the fourth quarter of 2013, we began construction on a new terminal, crude oil pipeline and unit train unloading facility in Raceland, Louisiana which will be connected to existing midstream infrastructure that will provide further distribution to the Louisiana refining markets. We expect this facility to be operational in the first half of 2017.

•
Wyoming System. Our Wyoming System transports crude oil from receipt point stations in Campbell County and Converse County, Wyoming to our Pronghorn Rail Facility near Douglas, Wyoming. This crude oil pipeline has an initial capacity of approximately 30,000 barrels per day and is supplied by truck volumes and third party gathering infrastructure in the Powder River Basin. This pipeline system became operational in the third quarter of 2015. We have also completed construction of a new 75 mile pipeline from our Pronghorn Rail Facility to a delivery point at our new Guernsey Station in Platte County, Wyoming. This Pronghorn to Guernsey pipeline has an initial capacity of approximately 45,000 barrels per day and will allow for connectivity to additional downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline became operational in the first quarter of 2016.

This pipeline system serves as a key asset in our increasingly integrated Wyoming midstream infrastructure, which also includes terminal and rail facilities as discussed previously.
Other Supply and Logistics Operations
We own five operational crude oil rail loading/unloading facilities located in Baton Rouge, Louisiana; Walnut Hill, Florida; Wink, Texas; Natchez, Mississippi and Douglas, Wyoming which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities. Three of these facilities, our Baton Rouge, Louisiana, Walnut Hill, Florida, and Douglas, Wyoming facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure.     See further discussion of these facilities above.
Within our supply and logistics business segment, we employ many types of logistically flexible assets. These assets include 200 trucks, 400 trailers, 523 railcars, and terminals and other tankage with 4.6 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned. Our leased railcars consist of approximately 51 refined product railcars and 472 crude oil railcars.
Our refined products supply and logistics operations are concentrated in the Gulf Coast region, principally Texas and Louisiana, and in Wyoming. Through our footprint of owned and leased pipelines, trucks, leased railcars, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for certain heavy refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. We have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.

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
Customers
Our supply and logistics business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2016, more than 10% of our consolidated revenues were generated from Shell.
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
Geographic Segments
All of our operations are in the U.S.. Additionally, we transport and sell NaHS to customers in South America and Canada. Revenues from customers in foreign countries totaled approximately $8 million, $12 million and $18 million in 2016, 2015 and 2014, respectively. These amounts exclude sales to certain customers where the title to certain NaHS shipments is transferred in the U.S. prior to the NaHS being transported to South America or Canada. The remainder of our revenues was generated from sales to customers in the U.S.
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
When we market crude oil, petroleum products and NaHS and provide transportation and other services, we must determine the amount, if any, of the line of credit we will extend to any given customer. We have established procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met. We use similar procedures to manage our exposure to our customers in the offshore pipeline transportation and marine transportation segments.
As a result of our activities in the Gulf of Mexico and onshore, our largest customers include Shell, Exxon Mobil Corporation, BP PLC, Marathon Petroleum Corporation and Anadarko Petroleum Corporation.
Employees
To carry out our business activities, we employed approximately 1,200 employees at December 31, 2016. None of our employees are represented by labor unions, and we believe that relationships with our employees are good.
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
Our offshore pipelines, with the exception of our Eugene Island pipeline, are neither interstate nor common carrier pipelines. However, these pipelines are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires all pipelines operating on or across the outer continental shelf to provide nondiscriminatory transportation service.
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
Marine Regulations
Maritime Law. The operation of towboats, tugboats, barges, vessels and marine equipment create maritime obligations involving property, personnel and cargo and are subject to regulation by the U.S. Coast Guard, or USCG, the Environmental Protection Agency, or EPA, the Department of Homeland Security, or DHS, federal laws, state laws and certain international conventions under General Maritime Law. These obligations can create risks which are varied and include, among other things, the risk of collision and allision, which may precipitate claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities. Routine towage operations can also create risk of personal injury under the Jones Act and General Maritime Law, cargo claims involving the quality of a product and delivery, terminal claims, contractual claims and regulatory issues. Federal regulations also require that all tank barges engaged in the transportation of oil and petroleum in the U.S. be double hulled. All of our barges are double-hulled.
All of our barges are inspected by the USCG and carry certificates of inspection. All of our towboats and tugboats are certificated by the USCG. Most of our vessels are built to American Bureau of Shipping, or ABS, classification standards and in some instances are inspected periodically by ABS to maintain the vessels in class standards. The crews we employ aboard vessels, including captains, pilots, engineers, tankermen and ordinary seamen, are documented by the USCG.
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
Security Requirements: The Maritime Transportation Security Act of 2002 requires, among other things, submission to and approval by the USCG of vessel and waterfront facility security plans, or VSP. Our VSP’s have been approved and we are operating in compliance with the plans for all of its vessels and that are subject to the requirements, whether engaged in domestic or foreign trade.
Railcar Regulation
We operate a number of railcar loading and unloading facilities and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, or OSHA, as well as other federal and state regulatory agencies. We believe that our railcar operations are in substantial compliance with all existing federal, state and local regulations.
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
We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and analogous state laws which impose requirements and also liability relating to the management and disposal of solid and hazardous wastes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain crude oil and natural gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Water Discharges
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The Oil Pollution Act, or the OPA, is the primary federal law for oil spill liability. The OPA contains numerous requirements relating to the prevention of and response to oil spills into waters of the U.S., including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the OPA, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the U.S.. A “responsible party” includes the owner or operator of an onshore facility.

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
Furthermore, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
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
We have outstanding debt and the ability to incur more debt. As of December 31, 2016, we had approximately $1.3 billion outstanding of senior secured indebtedness and an additional $1.8 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to:

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

•
limit our ability to make distributions; to fund future working capital, capital expenditures and other general partnership requirements; to engage in future acquisitions, construction or development activities; access capital markets (debt and equity); or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and

•	place us at a competitive disadvantage as compared to our competitors that have less debt.
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under capital leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing credit agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing credit agreement and the indentures governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
In addition, from time to time, some of our joint ventures may have substantial indebtedness, which will include affirmative and negative covenants and other provisions that limit their freedom to conduct certain operations, events of default, prepayment and other customary terms.
We may not be able to access adequate capital (debt and/or equity) on economically viable terms or any terms.
The capital markets (debt and equity) have previously been from time to time disrupted and volatile as a result of adverse conditions, including recessionary pressures, bubble-affects and precipitous commodity price declines. These circumstances and events, which can last for extended periods of time, have led to reduced capital availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. Although we cannot predict the future condition of the capital markets, future turmoil in capital markets and the related higher cost of capital could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be impaired for long.
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
We have exposure to movements in interest rates. The interest rates on our credit facility ($1.3 billion outstanding at December 31, 2016) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices beginning in late 2014 and continuing into 2016 has forced most producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
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
Our ability to access NaHS depends primarily on the demand for our proprietary sulfur removal process. Demand for our services could be adversely affected by many factors, including lower refinery utilization rates, U.S. refineries accessing more “sweet” (instead of "sour") crude, and the development of alternative sulfur removal processes that might be more economically beneficial to refiners.
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
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil and natural gas declined precipitously since late 2014 and have remained depressed in 2016 (which could continue further into 2017). As a result, the onshore crude oil rig count in the U.S. has declined from 1,499 rigs at December 31, 2014 to 525 rigs at December 31, 2016.
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
Further, many of our customers were impacted by the weakened economic conditions, and precipitous decline in commodity prices, such as crude oil, natural gas, copper, molybdenum, and aluminum experienced in recent years in a manner that influenced the need for our products and services and their ability to pay us for those products and services. It is uncertain if commodity prices will increase in the near future.
Our sulfur removal operations are dependent on contracts with less than ten refineries and much of its revenue is attributable to a few refineries.
If one or more of our refinery customers that, individually or in the aggregate, generate a material portion of our revenue from sulfur removal services experience financial difficulties or changes in their strategy for sulfur removal such that they do not need our services, our cash flows could be adversely affected. For example, in 2016, approximately 60% of our sulfur removal operations’ NaHS by-product volumes were attributable to Phillips 66’s refinery located in Westlake, Louisiana. That contract requires Phillips 66 to make available minimum volumes of sour natural gas to us (except during periods of force majeure). Although the current term of that contract extends through 2026, if, for any reason, Phillips 66 does not meet its obligations under that contract for an extended period of time, such non-performance could have a material adverse effect on our profitability and cash flow.
We may not be able to renew our marine transportation time charters and contracts when they expire at favorable rates or at all, which may increase our exposure to the spot market and lead to lower revenues and increased expenses.
During the year ended December 31, 2016, our marine transportation segment received approximately 62% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 38% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation-Customers”
Our operations are subject to federal and state environmental protection and safety laws and regulations.
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
In addition, in December 2015, the United States participated in the 21st Conference of the Parties, or COP-21, of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement, if ratified, establishes a framework for the parties to cooperate and report actions to reduce GHG emissions.
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
Furthermore, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.

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
As of December 31, 2016, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 19 million or 15.9% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 10.5% of our Class A Common Units and 76.9% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. Distributions from our joint ventures are subject to the discretion of their respective management committees. Further, certain joint ventures’ charter documents may vest in their management committees’ certain discretion regarding cash distributions. Accordingly, our joint ventures may not continue to make distributions to us at current levels or at all.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us and change the character or treatment of portions of our income. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Additionally, on January 19, 2017, the U.S. Treasury Department and the IRS issued final regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code . We do not believe the final regulations affect our ability to qualify as a publicly traded partnership.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our Class A common units are listed on the New York Stock Exchange, or NYSE, under the symbol “GEL.” The following table sets forth, for the periods indicated, the high and low sale prices per common unit and the amount of cash distributions declared and paid per common unit.

	Price Range		Cash Distributions (1)
	High	Low
2015
1st Quarter	$48.66	$38.65	$0.5950
2nd Quarter	$50.04	$43.44	$0.6100
3rd Quarter	$48.15	$27.40	$0.6250
4th Quarter	$44.32	$30.79	$0.6400
2016
1st Quarter	$37.35	$19.55	$0.6550
2nd Quarter	$40.35	$29.19	$0.6725
3rd Quarter	$40.90	$33.03	$0.6900
4th Quarter	$38.36	$31.80	$0.7000

(1)	Cash distributions are shown in the quarter paid and are based on the prior quarter’s activities.
At February 24, 2017, we had 117,939,221 Class A common units outstanding. As of December 31, 2016, the closing price of our common units was $36.02 and we had approximately 55,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.”
Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our unitholders for any one or more of the next four quarters;

•
plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Income Statement Data:
Revenues:
Offshore pipeline transportation	334,679	140,230	3,296	3,923	5,508
Refinery services	171,503	177,880	207,401	205,985	196,017
Marine transportation	213,021	238,757	229,282	152,542	118,204
Supply and logistics	993,290	1,689,662	3,406,185	3,772,380	3,047,632
Total revenues	$1,712,493	$2,246,529	$3,846,164	$4,134,830	$3,367,361
Equity of earnings of equity investees	$47,944	$54,450	$43,135	$22,675	$14,345
Income (loss) from continuing operations after income taxes	$111,082	$421,585	$106,202	$84,004	$97,337
Net income attributable to Genesis Energy, L.P.	$113,249	$422,528	$106,202	$86,109	$96,319
Net income (loss) attributable to Genesis Energy, L.P. per Common Unit: Basic and Diluted	$1.00	$4.10	$1.18	$1.03	$1.23
Cash distributions declared per Common Unit	$2.7175	$2.4700	$2.2300	$2.0150	$1.8225
Balance Sheet Data (at end of period):
Current assets	$359,569	$306,316	$355,366	$535,223	$404,034
Total assets (2)	$5,702,592	$5,459,599	$3,210,624	$2,848,528	$2,101,902
Long-term liabilities (2)	$3,321,739	$3,136,712	$1,618,276	$1,304,238	$872,756
Partners' capital:
Common unitholders	2,130,331	2,029,101	1,229,203	1,097,737	916,495
Noncontrolling interests	(10,281)	(8,350)	—	—	—
Total partners’ capital	$2,120,050	$2,020,751	$1,229,203	$1,097,737	$916,495
Other Data:
Volumes:
Offshore crude oil pipeline (barrels per day) (3)	657,105	579,977	446,548	404,787	359,387
Onshore crude oil pipeline (barrels per day)	114,130	144,084	116,225	104,026	92,897
Natural gas transportation volumes (MMBtus/d)	679,862	708,556	—	—	—
CO2 pipeline (Mcf per day)	97,955	161,409	173,770	190,274	186,479
NaHS sales (DST)	125,766	127,063	150,038	147,297	142,712
NaOH sales (DST)	80,021	86,914	94,693	87,463	77,492
Crude oil and petroleum products sales (barrels per day)	62,484	91,074	99,139	99,651	79,174

(1)
Our operating results and financial position have been affected by acquisitions. For additional information regarding our acquisitions and divestitures during 2016, 2015 and 2014, see Note 3 to our Consolidated Financial Statements included in Item 8.

(2)
As relating to new accounting guidance issued by the FASB which we adopted in 2015, our long-term liabilities and total assets for all years presented reflect changes in presentation of debt issuance costs as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense.

(3)	Volume data is inclusive of the SEKCO pipeline.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry primarily in the Gulf Coast region of the United States and Wyoming. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, trucks, barges and a product tanker. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. We currently have two distinct, complimentary types of operations: (i) our refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on a suite of services primarily to refiners (as reported in our refinery services, marine transportation and supply and logistics business segments), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2016 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of 2016 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $113.2 million, or $1.00 per common unit, in 2016 compared to Net Income Attributable to Genesis Energy, L.P. of $422.5 million, or $4.10 per common unit, in 2015. The large decrease was principally due to the $332.4 million non-cash gain we recognized during 2015 resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition in July 2015. Exclusive of that 2015 non-cash gain, our net income attributable to Genesis Energy, L.P. of $113.2 million for 2016 would be compared to net income attributable to Genesis Energy, L.P. of $90.1 million for 2015, representing an increase of $23.1 million, or 26%.

That $23.1 million increase in our net income (as well as Segment Margin) was principally due to increases attributable to our offshore pipeline transportation segment (primarily resulting from contributions from our offshore Gulf of Mexico assets we acquired from Enterprise in July 2015) as partially offset by smaller decreases in our other segments.  In addition, a portion of the increase is attributable to a non-cash loss on debt extinguishment recognized during 2015 of  $19.2 million, as well as a $19.4 million decrease in general and administrative expenses relating to certain third party costs in 2015 (primarily financing, legal and accounting) primarily related to financing the offshore Gulf of Mexico assets we acquired from Enterprise.
The above factors benefiting Net Income Attributable to Genesis Energy, L.P. were partially offset by a $39.4 million increase in interest expense attributable to additional long term debt outstanding and a $72.1 million increase in depreciation and amortization expense. Both of these items are the result of the effect of recently acquired and constructed assets placed in service (and the associated financing of these items), in particular those offshore pipelines and services assets acquired as a result of our Enterprise acquisition.

Cash flow from operating activities was $298.3 million for the 2016 compared to $289.5 million for 2015.

Available Cash before Reserves (as defined below in "Financial Measures") increased $52.8 million in 2016 to $384.2 million as compared to 2015 Available Cash before Reserves of $331.4 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Financial Measures") was $569.6 million in 2016, an increase of $93.0 million, or 20%, as compared to 2015. Consistent with net income, this increase resulted primarily from increases attributable to our offshore pipeline transportation segment partially offset by smaller decreases in our other segments.
Given the continuing challenging operating environment in the energy midstream space, we continue to be pleased with the financial performance of our diversified, yet increasingly integrated, businesses.
Our significant infrastructure projects in the Baton Rouge area were substantially completed in the fourth quarter, and we anticipate completing our repurposing project in Texas in the second quarter of 2017. We would expect to see contributions from these projects to continue to ramp throughout this year and into 2018. At Raceland, we would expect to see volumes start to ramp in mid-2017 as we will be fully capable of receiving and terminaling heavy crudes via rail and medium sour crudes via pipeline.
While we are a bit behind schedule and might arguably have a slightly slower ramp from these major investments, we are very excited and have many reasons to believe that we will ultimately exceed our average base case economics across the projects. The momentum for the rest of this year and into 2018 positions us to do reasonably well even if things don’t improve in late 2017 or 2018. Given our recent and continuing actions to increase liquidity and strengthen our balance sheet, we believe we are well positioned to continue to deliver long term value to all of our stakeholders without ever losing our absolute commitment to safe, reliable and responsible operations.
Our primary objective continues to be to deliver the best value to our unitholders while never wavering from our commitment to safe and responsible operations. A lot has changed, we recognize, in how the market apparently values unit prices for MLPs or other midstream entities over the last year and a half to two years. The move to eliminate our IDR’s over six years ago and our track record of delivering annualized double-digit growth in distributions were historically rewarded. However, we have recently concluded the valuation metrics demanded by the markets have changed in recent times, especially in light of numerous freezes, cuts or total elimination of distributions over the recent energy business cycle by other entities in our space with which we compete commercially and/or for external capital.
We now believe the best way to promote unit price appreciation under current conditions is to exercise strong financial discipline designed primarily to maintain and enhance our financial flexibility across the business cycle. We believe prospectively we can naturally restore our financial flexibility with cash flows from operations. During 2016, we accelerated that process by issuing additional equity and lowering the future growth rate of quarterly distributions.
On July 27, 2016, we closed a public offering of 8,000,000 common units generating net proceeds of approximately $298.0 million. As a practical matter, we would have issued such additional equity a year ago at the time of closing our Enterprise acquisition had markets been stronger at that point. This 2016 equity raise instantly improved our liquidity and credit metrics.
We believe our increased liquidity and even stronger balance sheet resulting from such actions should combine to give us the flexibility to continue to pursue acquisitions and/or organic projects that we feel are consistent with delivering long term value to all of our stakeholders. We also believe that our improved credit profile has the potential to significantly lower the future costs of refinancing our public debt when certain tranches become due beginning in 2021 or callable beginning in 2017.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distribution Increase
In January 2017, we declared our forty-sixth consecutive increase in our quarterly distribution to our common unitholders relative to the fourth quarter of 2016. In February 2017, we paid a distribution of $0.7100 per unit related to the fourth quarter of 2016, representing an 8.4% increase from our distribution of $0.6550 per unit related to the fourth quarter of 2015.
Segment Reporting Change
In the fourth quarter of 2016, we reorganized our operating segments as a result of the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our onshore pipeline transportation segment, formerly reported under its own segment, are now reported in our supply and logistics segment. This change is consistent with the increasingly integrated nature of our onshore operations.

As a result of the above changes, we currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, refinery services, marine transportation, and supply and logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
Acquisitions, Divestitures and Growth Initiatives
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the ExxonMobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines. We expect these assets to become operational in the first half of 2017.
Raceland Terminal and Crude Oil Pipeline
We are constructing a new crude oil terminal and pipeline in Raceland, Louisiana that will be connected to existing midstream infrastructure that will provide further distribution to the Louisiana refining markets. Our new Raceland Terminal will consist of 515,000 barrels of crude oil tankage and unit train unloading facilities capable of unloading up to two unit trains per day. We are constructing a new crude oil pipeline that will deliver crude oil received from the Poseidon system, which currently delivers crude oil originating in the deepwater Gulf of Mexico to the Houma, Louisiana area, to our Raceland Terminal for further distribution. We expect these assets to become fully operational in the first half of 2017.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 20 of those barges and 14 of those push boats through December 2016. We expect to take delivery of those remaining vessels periodically into 2017.
Baton Rouge Terminal
We constructed a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that is located near the Port of Greater Baton Rouge and is pipeline-connected to the port's existing deepwater docks on the Mississippi River. We constructed approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we constructed a new pipeline from the terminal that will allow for deliveries to existing Exxon Mobil facilities in the area, as well as connect our previously constructed 17-mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. The Baton Rouge Terminal and related facilities became operational in the fourth quarter of 2016.
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
Acquisition of Enterprise Offshore Pipelines and Services Business
In July 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business included interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines and six offshore hub platforms that serve some of the most active drilling and development regions in the United States, including deepwater production fields in the Gulf of Mexico offshore Texas,

Louisiana, Mississippi and Alabama. That acquisition complemented and substantially expanded our existing offshore pipelines segment and was immediately accretive to Net Income, Segment Margin and Available Cash before Reserves.

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
Revenues, Costs and Expenses and Net Income Attributable to Genesis Energy L.P.
Our revenues for the year ended December 31, 2016 decreased $534.0 million, or 24%, from the year ended December 31, 2015. Additionally, our costs and expenses decreased $583.6 million, or 28%, between the two periods.
A substantial majority of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our supply and logistics segment. The significant decrease in our revenues and costs between the two years is primarily attributable to decreases in market prices for such purchases and sales. In general, we do not expect fluctuations in prices for crude oil and natural gas to materially affect our net income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of oil would generally have a proportionate impact on both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. The same correlation would be true in the case of higher crude oil and petroleum products prices.
As discussed throughout this document, we have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section entitled “Risks Related to Our Business”.
Although prices of crude oil have partially recovered since December 31, 2015, prices were lower on average in the year ending on December 31, 2016 compared to the same period in 2015. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") decreased 11% to $43.32 per barrel in 2016, as compared to $48.79 per barrel in 2015. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. However, due to the indirect exposure to changes in prices discussed above and in the discussion surrounding our supply and logistics segment, crude oil and petroleum product sales volumes decreased 31% in 2016 as compared to 2015.
We currently have two distinct, complementary types of operations: (i) our onshore-based refinery-centric crude oil and refined petroleum products transportation, supply and logistics, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in this lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our net income, Available Cash before Reserves or Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Net Income Attributable to Genesis Energy L.P. decreased $309.3 million in 2016 from 2015. See "Overview of 2016 Results" above for additional discussion, including discussion of the one-time $332.4 million gain recognized in 2015.
Revenues in 2015 decreased $1,599.6 million, or 42%, from 2014. Additionally, our costs and expenses from decreased $1,624.0 million, or 44%, between the two periods. The significant decrease in our revenues and costs between 2015 and 2014 is primarily attributable to the decrease in market prices for crude oil and petroleum products between the two periods. The average closing prices for WTI crude oil on the NYMEX decreased 48% to $48.79 per barrel in 2015, as compared to $93.00 per barrel in 2014. Net Income Attributable to Genesis Energy L.P. increased $316.3 million in 2015 to $422.5 million from $106.2 million in 2014. The increase in net income during 2015 was primarily due to an increase in assets placed in service in both the offshore pipeline transportation and marine transportation segments, as well as the $332.4 million non-cash gain we recognized during 2015 resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition in July 2015.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Offshore pipeline transportation	336,620	197,723	71,598
Refinery services	79,508	80,246	84,851
Marine transportation	70,079	103,222	86,239
Supply and logistics	83,364	95,394	104,576
Total Segment Margin	$569,571	$476,585	$347,264

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Offshore crude oil pipeline revenue	$270,454	$115,640
Offshore natural gas pipeline revenue	64,225	24,590
Offshore pipeline operating costs, excluding non-cash expenses	(72,009)	(39,685)
Distributions from equity investments	84,321	94,361
Other	(10,371)	2,817
Offshore Pipeline Transportation Segment Margin(1)	$336,620	$197,723

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,533	172,647
Poseidon	262,829	259,568
Odyssey	106,933	72,958
GOPL (2)	7,468	13,038
Total crude oil offshore pipelines	581,763	518,211

SEKCO (3)	75,342	61,766
Natural gas transportation volumes (MMBtus/d) (4)	679,862	708,556

Volumetric Data net to our ownership interest (5):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,533	124,928
Poseidon	168,211	115,219
Odyssey	31,011	21,158
GOPL (2)	7,468	13,038
Total crude oil offshore pipelines	411,223	274,343

SEKCO (3)	75,342	47,705
Natural gas transportation volumes (MMBtus/d) (4)	398,190	420,464

(1)
Offshore Pipeline Transportation Segment Margin includes approximately $84 million and $94 million of distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2016 and 2015, respectively.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)	Though our SEKCO volumes flow through both SEKCO and Poseidon, we include those volumes only once in the table above.

(4)	Represents volumes per day from the period the pipelines and related assets were acquired in July 2015.

(5)	Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
Offshore Pipeline Transportation Segment Margin for 2016 increased $139 million, or 70%, from 2015. This increase is primarily due to our Enterprise acquisition, which closed on July 24, 2015. As a result of our Enterprise acquisition, we obtained interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results of the offshore pipeline assets acquired from Enterprise continue to meet or exceed our expectations, with a net increase in volumes (compared to the year ended December 31, 2015) for the most significant of those offshore crude oil pipelines. In addition, this increase was partially the result of 2016 drilling activity which predominantly occurred near existing infrastructure due to the attractive economics in current pricing conditions. Our extensive pipeline network benefited ratably from this activity.
Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2016	2015
Volumes sold (in Dry short tons "DST"):
NaHS volumes	125,766	127,063
NaOH (caustic soda) volumes	80,021	86,914
Total	205,787	213,977

Revenues (in thousands):
NaHS revenues	$136,240	$137,825
NaOH (caustic soda) revenues	39,413	42,746
Other revenues	5,012	6,686
Total external segment revenues	$180,665	$187,257

Segment Margin (in thousands)	$79,508	$80,246

Average index price for NaOH per DST (1)	$645	$581

(1)	Source: IHS Chemical
Refinery Services Segment Margin for 2016 decreased $0.7 million, or 1%, from 2015. The significant components of this fluctuation were as follows:

•
During 2016, our NaHS business was able to realize more benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, as compared to 2015. The fluctuation in NaHS revenues and volumes had a minimal impact on Segment Margin.

•	Caustic soda revenues decreased 8% due to a decrease in caustic soda sales volumes. The impact on Segment Margin, compared to 2015, from these reduced caustic soda sales is approximately $2.4 million.

•
Average index prices for caustic soda increased to $645 per DST during 2016 compared to $581 per DST during 2015. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. Typically, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, Segment Margin may be impacted. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 83 barges (74 inland and 9 offshore) with a combined transportation capacity of 2.9 million barrels, 43 push/tow boats (34 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2016	2015
Revenues (in thousands):
Inland freight revenues	$88,502	$95,588
Offshore freight revenues	85,594	102,281
Other rebill revenues (1)	38,925	40,888
Total segment revenues	$213,021	$238,757

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$142,942	$135,535

Segment Margin (in thousands)	$70,079	$103,222

Fleet Utilization: (2)
Inland Barge Utilization	91.4%	96.7%
Offshore Barge Utilization	90.5%	98.7%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2016 decreased $33.1 million, or 32%, from 2015. The decrease in Segment Margin is primarily due to a combination of lower utilization and lower day rates across our various marine asset classes, excepting the M/T American Phoenix which is under long term contract through September 2020. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have chosen to primarily place them in spot service or short-term (less than a year) service, as we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. In addition, our offshore barge fleet has experienced some volume cannibalization due to excess capacity issues that have arisen as new tankers and barges have been placed into service in anticipation of domestic crude oil volumes that have not yet and may not materialize. Such excess capacity may require a significant amount of time to resolve. In our inland fleet, we saw somewhat of a strengthening in utilization and stabilization in spot day rates towards the end of the year, especially in the black oil, or heavy, intermediate refined products trade, the trade to which we have almost exclusively committed our inland barges.
Supply and Logistics Segment
Our supply and logistics segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail facilities and CO2 pipelines operating primarily within the United States Gulf Coast and Rocky Mountain crude oil markets. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. This fleet includes approximately 200 trucks, 400 trailers, 523 railcars, and 4.6 million barrels of leased and owned storage capacity. Through these assets we offer our customers a full suite of services, including the following:

•	facilitating the transportation of crude oil from producers to refineries and from owned and third party terminals to refiners via pipelines;

•	transporting CO2 from natural and anthropogenic sources to crude oil fields owned by our customers;

•	shipping crude oil and refined products to and from producers and refiners via trucks, railcars and pipelines;

•	loading and unloading railcars at our crude-by-rail terminals;

•	storing and blending of crude oil and intermediate and finished refined products;

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining; and

•
purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers and selling those products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets;

We also may use our terminal facilities to take advantage of contango market conditions for crude oil gathering and marketing and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products.
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity, sulfur content and metals content. The refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help the refineries in our areas of operation identify crude oil sources and transport crude oil meeting their requirements. The imbalances and inefficiencies relative to meeting the refiners’ requirements may also provide opportunities for us to utilize our purchasing and logistical skills to meet their demands. The pricing in the majority of our crude oil purchase contracts contains a market price component and a deduction to cover the cost of transportation and to provide us with a margin. Contracts sometimes contain a grade differential which considers the chemical composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.
In our refined products marketing operations, we supply primarily fuel oil, asphalt and other heavy refined products to wholesale markets and some end-users such as paper mills and utilities. We also provide a service to refineries by purchasing “heavier” petroleum products that are the residual fuels from gasoline production, transporting them to one of our terminals and blending them to a quality that meets the requirements of our customers.

Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Gathering, marketing, and logistics revenue	$930,347	$1,612,570
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	58,567	68,265
Payments received under direct financing leases not included in income	6,277	5,685
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(823,780)	(1,479,972)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(94,592)	(116,842)
Other	6,545	5,688
Segment Margin	$83,364	$95,394

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	33,814	71,906
Jay	14,815	16,828
Mississippi	10,247	15,472
Louisiana (1)	44,295	32,481
Wyoming (2)	10,959	7,397
Onshore crude oil pipelines total	114,130	144,084

CO2 pipeline (average Mcf/day):
Free State	97,955	161,409

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	62,484	91,074
Rail load/unload volumes (3)	19,691	27,044

(1)
Total daily volume for the twelve months ended December 31, 2016, includes 8,997 barrels per day of refined products associated with our new Port of Baton Rouge Terminal pipelines which became operational in the fourth quarter of 2016.

(2)	Represents volumes per day from the period the pipeline began operations in August of 2015.

(3)	Indicates total barrels for either loading or unloading at all rail facilities.
Segment Margin for our supply and logistics segment decreased $12 million, or 13% , in 2016 as compared to 2015. The most significant components of this change are discussed below.

•
With respect to our crude oil and CO2 pipelines, revenues decreased $9.7 million, or 14%, principally due to a net decrease in throughput volumes of 29,954 barrels per day, or 21%. This was primarily the result of decreased volumes on our Texas pipeline system, particularly delivery volumes to the Texas City refining market. We believe such lower volumes to historical customers will last indefinitely as those customers have made alternative arrangements as a result of our endeavors to expand, extend and repurpose our facilities into longer lived, higher value service. This decrease was partially offset by an increase in volumes on our Louisiana system, as our new Port of Baton Rouge Terminal and Anchorage Tank Farm crude oil and refined products pipelines began flowing volumes during the fourth quarter of 2016. Volume variances on our other onshore pipeline systems had a less significant impact on the decrease in tariff revenues between the respective quarters due to a mix of tariff rates amongst these systems and less significant decreases in volumes. Although volumes on our Free State CO2 pipeline system decreased, that decrease had a much smaller effect on the contributions to Segment Margin by that pipeline given the “incentive” tariff on this system which results in fluctuations in volumes above a base level on our Free State CO2 pipeline system having a limited impact on Segment Margin.

•
The decrease in our Segment Margin is also partially due to lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain participants in the market who are willing to lose money on local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online.

•
These decreases were partially offset by the improved performance of our now right-sized heavy fuel oil business after reducing volumes and related infrastructure to match new market realities resulting from the general lightening of refineries' crude slates which has resulted in a better supply/demand balance between heavy refined bottoms and domestic coker and asphalt requirements.

•
While rail volumes were down compared to 2015, these results had a less significant impact on Segment Margin due to minimum volume commitments on certain of our facilities and our results reflect a ramp up in the fourth quarter of 2016 following the emergence from a refinery turnaround during the third quarter of 2016 by a major refinery customer supported by our Baton Rouge facilities.

Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2016	2015
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$35,841	$37,922
Segment	3,264	3,608
Equity-based compensation plan expense	4,575	4,564
Third party costs related to business development activities and growth projects	1,945	18,901
Total general and administrative expenses	$45,625	$64,995
Total general and administrative expenses decreased $19 million between 2016 and 2015. This decrease was principally due to higher third party costs, primarily financing, legal and accounting, related to business development and growth activities (primarily related to third party costs incurred for business development activities surrounding our Enterprise acquisition) incurred during 2015.
Depreciation and amortization expense

	Year Ended December 31,
	2016	2015
	(in thousands)
Depreciation on fixed assets	$193,976	$124,207
Amortization of intangible assets	24,310	20,044
Amortization of CO2 volumetric production payments	3,910	5,889
Total depreciation and amortization expense	$222,196	$150,140
Total depreciation and amortization expense increased $72 million between 2016 and 2015 primarily as a result of acquiring assets and placing constructed assets' in service during calendar 2015 (including the offshore pipelines and services assets acquired as a result of our Enterprise acquisition) and 2016.
Interest expense, net

	Year Ended December 31,
	2016	2015
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$41,948	$23,072
Interest expense, senior unsecured notes	114,437	87,326
Amortization and write-off of debt issuance costs and premium	10,138	7,266
Capitalized interest	(26,576)	(17,068)
Net interest expense	$139,947	$100,596
Net interest expense increased $39 million during 2016 primarily due to an increase in our average outstanding indebtedness associated with newly acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased in 2016 due to our growth capital expenditures for projects still under construction when compared to the prior year.
Other Consolidated Results
Net income included an unrealized loss on derivative positions, excluding fair value hedges, of $1.3 million in 2016 and an unrealized gain of $1.0 million in 2015. Those amounts are included in supply and logistics product costs in the Condensed Consolidated Statement of Operations and are not a component of Segment Margin. Net income in 2016 also included a charge of $6.0 million for a non-cash valuation allowance related to the collectibility of certain disputed receivables and claims.
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
2015 also includes a loss of approximately $19.2 million that was recognized in relation to the early retirement of $350 million of 7.875% senior unsecured notes.
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Offshore crude oil pipeline revenue	$115,640	$3,296
Offshore natural gas pipeline revenue	24,590	—
Offshore pipeline operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(39,685)	(1,271)
Distributions from equity investments	94,361	71,305
Other	2,817	(1,732)
Segment Margin (1)	$197,723	$71,598

Volumetric Data 100% basis:
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	172,647	183,726
Poseidon	259,568	209,647
Odyssey	72,958	46,717
GOPL(2)	13,038	6,458
Total crude oil offshore pipelines	518,211	446,548

SEKCO (3)	61,766	—
Natural gas transportation volumes (MMBtus/d) (4)	708,556	—

Volumetric Data net to our ownership interest (5):
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	124,928	91,863
Poseidon	115,219	58,701
Odyssey	21,158	13,548
GOPL(2)	13,038	6,458
Total crude oil offshore pipelines	274,343	170,570

SEKCO (3)	47,705	—
Natural gas transportation volumes (MMBtus/d) (4)	420,464	—

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
Offshore Pipeline Transportation Segment Margin for 2015 increased $126.1 million, or 176%, from 2014. This increase is primarily due to our Enterprise acquisition, which closed in July 2015.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Year Ended December 31,
	2015	2014
Volumes sold (in DST):
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
Refinery services Segment Margin for 2015 increased $4.6 million, or 5%, from 2014. The significant components of this fluctuation were as follows:

•
NaHS revenues decreased 15% primarily due to a decrease in volumes. That decrease primarily resulted from lower total volumes than in 2015 attributable to the bankruptcy of one mining customer, reduced sales to a major customer as it works through an atypical ore seam as a result of a landslide, and increased prior year volumes generated from heavy turn around schedules at certain customers.

•
We were able to realize benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, which somewhat offset the effects on Segment Margin of decreased NaHS sales volumes.

•
Caustic soda revenues decreased 12% due to a decrease in both caustic soda sales volumes and our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our refinery services activities.

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
Marine Transportation Segment Margin for 2015 increased $17.0 million, or 20% from 2014. The significant components of this fluctuation were as follows:

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
Utilization rates on both our inland and offshore barge fleets did not change significantly in 2015 as compared to 2014. The decrease in operating costs, a large portion of which relate to fuel and other rebillable charges, was largely offset by the decrease in other rebill revenues.

Supply and Logistics Segment
Operating results for our supply and logistics segment were as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Gathering, marketing, and logistics revenue	$1,612,570	$3,323,028
Crude oil and CO2 tariffs and revenues from direct financing leases of CO2 pipelines	68,265	67,588
Payments received under direct financing leases not included in income	5,685	5,529
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(1,479,972)	(3,167,749)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(116,842)	(133,416)
Other	5,688	9,596
Segment Margin	$95,394	$104,576

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	71,906	58,829
Jay	16,828	24,131
Mississippi	15,472	14,829
Louisiana (1)	32,481	18,436
Wyoming (2)	7,397	—
Onshore crude oil pipelines total	144,084	116,225

CO2 pipeline (average Mcf/day):
Free State	161,409	173,770

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	91,074	99,139
Rail load/unload volumes (3)	27,044	32,559

(1)	Represents volumes per day from the period the pipeline began operations in the first quarter of 2014.

(2)	Represents volumes per day from the period the pipeline began operations in August of 2015.

(3)	Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Segment Margin for our supply and logistics segment decreased $9 million, or 9%, in 2015 as compared to 2014. The most significant components of this change are discussed below.

•
In 2015 the decrease in our Segment Margin is primarily due to lower volumes in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We find it difficult to compete with certain persons in the market who are willing to lose money on such local gathering because they are attempting to minimize their losses from minimum volume to take-or-pay commitments they previously made in anticipation of new production that has not yet come online.

•
With respect to our crude oil and CO2 pipelines, revenues increased $0.7 million primarily due to a net increase in throughput volumes of 27,859 barrels per day, primarily from increases in volumes on our Texas and Louisiana pipeline systems as well as the addition of the Wyoming pipeline system. These increases were partially offset by volume variances on our other onshore pipeline systems. Due to a mix of tariff rates on our onshore pipelines, the impact on onshore crude oil tariffs and revenues from these volume variances largely offset each other. With respect to these pipelines, the increase in crude oil and CO2 pipeline tariff revenues was more than offset by a decrease in

Segment Margin resulting from a decrease in crude oil pipeline loss allowance volumes collected and sold, which primarily resulted from the change in the market price of crude oil between the respective periods.

•	These items were partially offset by improved year to date performance in our recently right-sized heavy fuel oil business.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2015	2014
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$37,922	$39,445
Segment	3,608	3,606
Equity-based compensation plan expense	4,564	5,111
Third party costs related to business development activities and growth projects	18,901	2,530
Total general and administrative expenses	$64,995	$50,692
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
Net interest expense increased $34 million during 2015 primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In May 2015, we issued an additional $400 million of aggregate principal amount of 6.00% senior unsecured notes to redeem our $350 million 7.875% senior unsecured notes (which were due in 2018) and in July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes. Capitalized interest costs increased in 2015 due to our growth capital expenditures for projects when compared to the prior year.
Financial Measures

Overview
This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in generally accepted accounting principles in the United States of America (GAAP). We also present total Segment Margin as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP. A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 12 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
Available Cash before Reserves
Purposes, Uses and Definition
Available Cash before Reserves, often referred to by others as distributable cash flow, is a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and is commonly used as a supplemental financial measure by management and by external users of financial statements such as investors, commercial banks, research analysts and rating agencies, to aid in assessing, among other things:

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
Disclosure Format Relating to Maintenance Capital
We have implemented a modified format relating to maintenance capital requirements because our maintenance capital expenditures have changed materially in nature (discretionary vs. non-discretionary), timing and amount from time to time. We believe that, without such modified disclosure, such changes in our maintenance capital expenditures could be confusing and potentially misleading to users of our financial information, particularly in the context of the nature and purposes of our Available Cash before Reserves measure. Our modified disclosure format provides those users with information in the form of our maintenance capital utilized measure (which we deduct to arrive at Available Cash before Reserves). Our maintenance capital utilized measure constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period.
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
Prior to 2014, substantially all of our maintenance capital expenditures have been (a) related to our pipeline assets and similar infrastructure, (b) non-discretionary in nature and (c) immaterial in amount as compared to our Available Cash before Reserves measure. Those historical expenditures were non-discretionary (or mandatory) in nature because we had very little (if any) discretion as to whether or when we incurred them. We had to incur them in order to continue to operate the related pipelines in a safe and reliable manner and consistently with past practices. If we had not made those expenditures, we would not have been able to continue to operate all or portions of those pipelines, which would not have been economically feasible. An example of a non-discretionary (or mandatory) maintenance capital expenditure would be replacing a segment of an old pipeline because one can no longer operate that pipeline safely, legally and/or economically in the absence of such replacement.
Beginning with 2014, we believe a substantial amount of our maintenance capital expenditures from time to time will be (a) related to our assets other than pipelines, such as our marine vessels, trucks and similar assets, (b) discretionary in nature and (c) potentially material in amount as compared to our Available Cash before Reserves measure. Those future expenditures will be discretionary (or non-mandatory) in nature because we will have significant discretion as to whether or when we incur them. We will not be forced to incur them in order to continue to operate the related assets in a safe and reliable manner. If we chose not make those expenditures, we would be able to continue to operate those assets economically, although in lieu of maintenance capital expenditures, we would incur increased operating expenses, including maintenance expenses. An example of a discretionary (or non-mandatory) maintenance capital expenditure would be replacing an older marine vessel with a new marine vessel with substantially similar specifications, even though one could continue to economically operate the older vessel in spite of its increasing maintenance and other operating expenses.
In summary, as we continue to expand certain non-pipeline portions of our business, we are experiencing changes in the nature (discretionary vs. non-discretionary), timing and amount of our maintenance capital expenditures that merit a more detailed review and analysis than was required historically. Management’s increasing ability to determine if and when to incur certain maintenance capital expenditures is relevant to the manner in which we analyze aspects of our business relating to discretionary and non-discretionary expenditures. We believe it would be inappropriate to derive our Available Cash before Reserves measure by deducting discretionary maintenance capital expenditures, which we believe are similar in nature in this context to certain other discretionary expenditures, such as growth capital expenditures, distributions/dividends and equity buybacks. Unfortunately, not all maintenance capital expenditures are clearly discretionary or non-discretionary in nature. Therefore, we developed a new measure, maintenance capital utilized, that we believe is more useful in the determination of Available Cash before Reserves.

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
Our maintenance capital utilized measure constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period. Because we did not use our maintenance capital utilized measure before 2014, our maintenance capital utilized calculations will reflect the utilization of solely those maintenance capital expenditures incurred since December 31, 2013.
Available Cash before Reserves for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$113,249	$422,528	$106,202
Depreciation, amortization and accretion	230,563	155,081	91,397
Cash received from direct financing leases not included in income	6,277	5,685	5,529
Cash effects of sales of certain assets and discontinued operations	3,609	2,811	272
Effects of distributable cash generated by equity method investees not included in income	39,276	43,018	31,093
Expenses related to acquiring or constructing growth capital assets	1,945	18,901	2,528
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	1,790	1,674	(1,413)
Maintenance capital utilized (1)	(7,696)	(3,731)	(922)
Non-cash tax expense (benefit)	2,142	2,787	1,745
Gain on step up of historical basis	—	(332,380)	—
Loss on debt extinguishment	—	19,225	—
Differences in timing of cash receipts for certain contractual arrangements (2)	(13,253)	(6,359)	—
Non-cash valuation allowance related to collectibility	6,044	—	—
Other items, net	295	2,181	(3,804)
Available Cash before Reserves	$384,241	$331,421	$232,627

(1)
For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" previously discussed. Maintenance capital expenditures in 2016, 2015, and 2014 were $30.9 million, $45.2 million, and $15.0 million, respectively.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Flows from Operating Activities	$298,338	$289,536	$291,054
Adjustments to reconcile net cash flow provided by operating activities to Available Cash before Reserves:
Maintenance capital utilized (1)	(7,696)	(3,731)	(922)
Proceeds from asset sales	3,609	2,811	272
Amortization and writeoff of debt issuance costs, including premiums and discounts	(10,138)	(10,881)	(4,785)
Effects of available cash of equity method investees not included in operating cash flows	21,353	25,645	17,064
Net changes in components of operating assets and liabilities not included in calculation of Available Cash before Reserves	90,650	(5,372)	(77,954)
Non-cash effect of equity based compensation expense	(7,316)	(6,596)	(7,871)
Expenses related to acquiring or constructing assets that provide new sources of cash flow	1,945	18,901	2,528
Differences in timing of cash receipts for certain contractual arrangements (2)	(13,253)	(6,359)	—
Other items, net	6,749	27,467	13,241
Available Cash before Reserves	384,241	331,421	232,627

(1)
For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" previously discussed. Maintenance capital expenditures in 2016, 2015, and 2014 were $30.9 million, $45.2 million, and $15.0 million, respectively.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

Liquidity and Capital Resources
General
As of December 31, 2016, we believe our balance sheet and liquidity position remained strong, including $412.3 million of borrowing capacity available under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
In July 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $298.0 million from that offering. We used those proceeds to repay a portion of the borrowings outstanding under our revolving credit facility, allowing us greater financial flexibility to fund future activities.
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
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 2.75% on Eurodollar borrowings and from 0.50% to 1.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2016, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 2.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2016, our letter of credit rate was 2.50%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.250% to 0.500% per annum depending on our leverage ratio (0.500% at December 31, 2016).

•
Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

At December 31, 2016, we had $1.3 billion borrowed under our credit facility, with $74.5 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $9.5 million was outstanding at December 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 28, 2019. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The total amount available for borrowings under our credit facility at December 31, 2016 was $412.3 million.
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
At December 31, 2016, our long-term debt totaled $3.1 billion, consisting of $1.3 billion outstanding under our credit facility (including $74.5 million borrowed under the inventory sublimit tranche), $350 million of our 2021 Notes, $350 million of our 2024 Notes, $400 million of our 2023 Notes and $750 million of our 2022 Notes. There were no new notes issued during 2016. After completion of our organic growth capital projects this year, we would expect our leverage to decline as we use our excess available cash to reduce debt.
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
In 2016, we implemented an equity distribution program that will allow us to consummate "at the market" offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our "at the market" offerings the market can absorb from time to time. In connection, with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $400.0 million of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in August 2017. We expect to file a replacement universal shelf registration statement before our EDP Shelf expires. As of December 31, 2016, we have issued no additional units under this program.
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
Net cash flows provided by our operating activities were $298.3 million and $289.5 million for 2016 and 2015, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil and petroleum products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of crude oil or petroleum products will require more or less cash. The increase in operating cash flow for 2016 compared to 2015 was primarily due to an increase in cash earnings, as partially offset by an increase in working capital needs.
Net cash flows provided by our operating activities were $289.5 million and $291.1 million for 2015 and 2014, respectively. The decrease in operating cash flow for 2015 compared to 2014 was primarily due to an increase in working capital needs.
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

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$3,530	$1,888	$1,543
Refinery services assets	2,274	1,555	1,963
Marine transportation assets	14,007	26,124	5,539
Supply and logistics assets	10,563	15,106	5,466
Information technology systems	547	515	474
Total maintenance capital expenditures	30,921	45,188	14,985
Growth capital expenditures:
Offshore pipeline transportation assets	$7,657	$963	$20
Refinery services assets	—	40	422
Marine transportation assets	64,797	42,885	70,186
Supply and logistics	306,075	394,581	366,275
Information technology systems	7,056	2,243	2,165
Total growth capital expenditures	385,585	440,712	439,068
Total capital expenditures for fixed and intangible assets	416,506	485,900	454,053
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of American Phoenix	—	—	157,000
Acquisition of remaining interest in equity investment	35,090	—	—
Acquisition of offshore pipelines (1)	—	1,521,569	—
Total business combinations capital expenditures	35,090	1,521,569	157,000
Capital expenditures related to equity investees (2)	—	2,900	36,076
Total capital expenditures	$451,596	$2,010,369	$647,129

(1)	Amounts represent our purchase price (subject to adjustments) for our Enterprise acquisition.

(2)	Amount represents our investment in the SEKCO pipeline equity investee prior to our Enterprise acquisition.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
We anticipate spending approximately $100 million, inclusive of capitalized interest, during 2017 for projects currently under construction. The most significant of our projects are described below.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the ExxonMobil Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines.  We expect these assets to become operational in the first half of 2017.
Raceland Terminal and Crude Oil Pipeline
We are constructing a new crude oil terminal and pipeline in Raceland, Louisiana that will be connected to existing midstream infrastructure that will provide further distribution to the Louisiana refining markets. Our new Raceland Terminal will consist of 515,000 barrels of crude oil tankage and unit train unloading facilities capable of unloading up to two unit trains per day. We are constructing a new crude oil pipeline that will deliver crude oil received from the Poseidon system, which currently delivers crude oil originating in the deepwater Gulf of Mexico to the Houma, Louisiana area, to our Raceland Terminal for further distribution. We expect these assets to become fully operational in the first half of 2017.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 20 of those barges and 14 of those push boats through December 31, 2016. We expect to take delivery of those remaining vessels periodically into 2017.
Baton Rouge Terminal
We constructed a new crude oil, intermediates and refined products import/export terminal in Baton Rouge that is located near the Port of Greater Baton Rouge and is pipeline-connected to the port's existing deepwater docks on the Mississippi River. We constructed approximately 1.1 million barrels of tankage for the storage of crude oil, intermediates and/or refined products with the capability to expand to provide additional terminaling services to our customers. In addition, we constructed a new pipeline from the terminal that will allow for deliveries to existing ExxonMobil facilities in the area, as well as connect our previously constructed 17 mile line to the terminal allowing for receipts from the Scenic Station Rail Facility. Shippers to Scenic Station will have access to both the local Baton Rouge refining market, as well as the ability to access other attractive refining markets via our Baton Rouge Terminal. Our Baton Rouge Terminal and related facilities became operational early in the fourth quarter of 2016.
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
Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $15 million and $45 million. We have gone through the process of replacing many of our marine transportation vessels and barges in an effort to upgrade our fleet, so we do not expect to incur capital expenditures of this magnitude related to such items going forward in the foreseeable future. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
Our partnership agreement requires us to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our unitholders for any one or more of the next four quarters;

•
plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

We have increased our distribution for each of the last forty-six quarters, including the distribution paid for the fourth quarter of 2016, as shown in the table below (in thousands, except per unit amounts). Each quarter, our board of directors determines the amount of our available cash and, consequently, our quarterly distribution rate per unit based upon various factors such as our operating performance, cash on hand, future cash requirements and the economic environment. As a result, the historical trend of distribution increases may not be a good indicator of future increases.

Distribution For	Date Paid		Per Unit Amount	Total Amount
2014
4th Quarter	February 13, 2015		$0.5950	$56,542
2015
1st Quarter	May 15, 2015		$0.6100	$60,774
2nd Quarter	August 14, 2015		$0.6250	$68,737
3rd Quarter	November 13, 2015		$0.6400	$70,387
4th Quarter	February 12, 2016		$0.6550	$72,036
2016
1st Quarter	May 13, 2016		$0.6725	$73,961
2nd Quarter	August 12, 2016		$0.6900	$81,406
3rd Quarter	November 14, 2016		$0.7000	$82,585
4th Quarter	February 14, 2017	(1)	$0.7100	$83,765

(1)	This distribution was paid on February 14, 2017 to unitholders of record as of January 31, 2017.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2016.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$1,278,200	$345,837	$1,467,332	$3,091,369
Estimated interest payable on long-term debt (2)	181,543	334,221	211,266	111,070	838,100
Operating lease obligations	25,275	41,166	26,929	62,163	155,533
Unconditional purchase obligations (3)	132,441	—	—	—	132,441
Other Cash Commitments:
Capital expenditure commitments(4)	32,699	—	—	—	32,699
Asset retirement obligations (5)	22,408	43,382	—	147,935	213,725
Total	$394,366	$1,696,969	$584,032	$1,788,500	$4,463,867

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

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2021, 2022, 2023 and 2024 Notes are 5.75%, 6.75%. 6.00% and 5.625%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2016 under our credit facility remained outstanding through the final maturity date of July 28, 2019 and interest rates remained at the December 31, 2016 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil and petroleum products are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2016 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)	Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program.

(5)
Represents the estimated future asset retirement obligations on a discounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2016 was $213.7 million and is further discussed in Note 6 to our Consolidated Financial Statements.

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
We may perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2016, our market capitalization exceeded the book value of our equity; therefore, since there were no events or changes in circumstances indicating impairment issues, we determined that it was not necessary to perform an interim assessment as of December 31, 2016. We did not have any goodwill impairments in 2016, 2015 or 2014.
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
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2016, we had 664,462 phantom units outstanding and recorded $8.9 million of expense during 2016. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2016, we estimated approximately $10.5 million of remaining compensation costs to be recognized over a weighted average period of approximately one and a half years for these awards. Changes in our assumptions may impact our liabilities and expenses related to these awards.
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
At December 31, 2016, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. While we do not believe there will be a material impact to our revenues upon adoption, we are continuing to evaluate the impacts of our pending adoption of this guidance and our preliminary assessments are subject to change.
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
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2016 were categorized as non-trading. On December 31, 2016 we had entered into NYMEX future contracts that will settle between February and March 2017 and NYMEX options contracts that will settle during February and May 2017. This accounting treatment is discussed further in Note 17 to our Consolidated Financial Statements.
The table below presents information about our open derivative contracts at December 31, 2016. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2016 quoted market prices on the NYMEX. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price		Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
NYMEX Futures Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	2,708	Bbl		$50.23	$136,077	$10,846	$146,923
Crude Oil Swaps	Bbl	—	Bbl		$—	$—	$—	$—
Diesel	Bbl	13	Gal	(1)	$1.69	$923	$21	$944
#6 Fuel Oil	Bbl	190	Bbl		$45.91	$8,722	$331	$9,053

Buy (Long) Contracts:
Crude Oil	Bbl	1,349	Bbl		$51.08	$68,904	$3,757	$72,661
Diesel	Bbl	—	Gal	(1)	$—	$—	$—	$—
#6 Fuel Oil	Bbl	20	Bbl		47.62	952	1	$953

NYMEX Option Contracts (2)
Written Contracts:
Crude Oil	Bbl	35	Bbl		$1.57	$55	$21	$76

Purchased Contracts:
Crude Oil	Bbl	5	Bbl		$0.23	$1	$—	$1

(1)	Prices and volumes as presented as quoted on the NYMEX. To calculate the total contract value the price per unit in gallons should be multiplied by 42 gallons to convert into a price per barrel.

(2)	Weighted average premium received/paid.
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2016, we had $1.3 billion of debt outstanding under our credit facility. For the year ended December 31, 2016, a 10% change in LIBOR would have resulted in approximately a $4.0 million change in net income.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2016, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Deloitte & Touche’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”
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

The board of directors of our general partner (which we refer to as “our board of directors”) must approve significant matters (such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of common units, incurrences of debt or other financings and the payments of distributions). The holders of our Class B Common Units are entitled to (i) vote in the election of our board of directors, subject to the Davison family’s rights under its unitholder rights agreement (described below), as well as (ii) vote on substantially all other matters on which our Class A holders are entitled to vote. The holders of our Class A Common Units are not entitled to vote in the election of directors, but they are entitled to vote in a very limited number of other circumstances, including our merger with another company. As is common with MLPs, our partnership structure does not grant our unitholders (in such capacity) the right to directly or indirectly participate in our management or operations other than through the exercise of their limited voting rights.

Collectively, members of the Davison family own approximately 10.5% of our Class A Common Units and 76.9% of our Class B Common Units, for a combined ownership percentage of 10.5% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.

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
We are committed to sound principles of governance. Such principles are critical for us to achieve our performance goals and maintain the trust and confidence of investors, personnel, suppliers, business partners and stakeholders. We believe independent directors are a key element for strong governance, although we have reserved or exercised our right as a limited partnership under the listing standards of the NYSE not to comply with certain requirements of the NYSE. For example, although at least a majority of the members of our board of directors is independent under the NYSE rules, we reserve the right not to comply with Section 303A.01 of the NYSE Listed Company Manual in the future, which would require that our board of directors be comprised of at least a majority of independent directors. In addition, among other things, we have elected not to comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require our board of directors to maintain a nominating/corporate governance committee and a compensation committee, each consisting entirely of independent directors. Our corporate governance guidelines are available on our website (www.genesisenergy.com) free of charge. For further discussion of director independence, please see Item 13. "Certain Relationships and Related Transactions, and Director Independence—Director Independence."
Risk Oversight
We face a number of risks, including exposure to matters relating to the environment, regulation, competition, fluctuations in commodity prices and interest rates and severe weather. Management is responsible for the day-to-day management of the risks our company faces, although our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, our board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to our board of directors on strategic matters, operations, risk management and other matters, and are available to address any questions or concerns raised by our board of directors. Board of directors meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our company.
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

Our board of directors believes that it is important to align (when practical) the interests of the members of our board of directors and certain of our officers with the interests of our long-term stakeholders. Our board of directors has adopted certain policies to further promote that alignment of interests. For example, among other things, our policies prohibit our directors and officers from (i) buying, selling or engaging in transactions with respect to our common units while they are aware of material non-public information and (ii) engaging in short sales of our securities. Certain of our directors and/or officers own substantial amounts of our units, some of which are pledged, including being held in broker margin accounts. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters."
Audit Committee
The audit committee of our board of directors generally oversees our accounting policies and financial reporting and the audit of our financial statements. The audit committee assists our board of directors in its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements. Our independent registered public accounting firm is given unrestricted access to the audit committee. Our board of directors has determined that the members of the audit committee meet the independence and experience standards established by NYSE and the Securities Exchange Act of 1934, as amended. In accordance with the NYSE rules and the Securities Exchange Act of 1934, as amended, our board of directors has named three of its members to serve on the audit committee—Sharilyn S. Gasaway, Conrad P. Albert and Jack T. Taylor. Ms. Gasaway is the chairperson. Our board of directors believes that Ms. Gasaway and Mr. Taylor qualify as audit committee financial experts as such term is used in the rules and regulations of the SEC. The charter of the audit committee is available on our website (www.genesisenergy.com) free of charge. Each member of the audit committee is an independent director under NYSE rules.
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
Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 27, 2017.

Name	Age	Position
Grant E. Sims	61	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	70	Director
James E. Davison	79	Director
James E. Davison, Jr.	50	Director
Sharilyn S. Gasaway	48	Director
Kenneth M. Jastrow II	69	Director
Corbin J. Robertson III	46	Director
Jack T. Taylor	65	Director
Robert V. Deere	62	Chief Financial Officer
Stephen M. Smith	40	Vice President
Richard R. Alexander	41	Vice President
Karen N. Pape	58	Senior Vice President and Controller
Kristen O. Jesulaitis	47	General Counsel
William S. Goloway	56	Vice President
Garland G. Gaspard	62	Vice President
Chad A. Landry	53	Vice President
Ryan S. Sims	33	Vice President
Grant E. Sims has served as a director and Chief Executive Officer of our general partner since August 2006 and Chairman of the Board of our general partner since October 2012. Mr. Sims was affiliated with Leviathan Gas Pipeline Partners, LP from 1992 to 1999, serving as the Chief Executive Officer and a director beginning in 1993 until he left to pursue personal interests, including investments. Leviathan (subsequently known as El Paso Energy Partners, L.P. and then GulfTerra Energy Partners, L.P.) was a NYSE listed master limited partnership. As of February 10, 2017, Mr. Sims is a director of one other public company, WildHorse Resources Development Corporation. Mr. Sims has an established track record of developing strong companies and has led his companies through a period of substantial growth while increasing geographic and operational diversity. Mr. Sims provides leadership skills, executive management experience and significant knowledge of our business environment, which he has gained through his vast experience with other MLPs.
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
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009. She served as Controller of Alltel Corporation from 2002 through 2006. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the compensation and nominating committees of JB Hunt and the nominating and corporate governance committee and investment committees of Waddell and Reed. Ms. Gasaway provides our board of directors valuable management and financial expertise, including an understanding of the accounting and financial matters that we address on a regular basis.
Kenneth M. Jastrow II has served as a director of our general partner since March 2010 and serves as our lead independent director and the chairperson of the G&C Committee. Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow is also a director and serves on the compensation committee of KB Home and MGIC Investment Corporation.  Mr. Jastrow formerly served as Non-Executive Chairman of Forestar Group, Inc.  Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
Corbin J. Robertson III has served as a director of our general partner since February 2010.  Mr. Robertson is a Managing Partner of LKCM Headwater Investments GP, LLC and LKCM Headwater Investments I, L.P., a private equity fund.  Mr. Robertson is also an owner of various interests associated with the Robertson family holding company and Quintana Capital Group, an energy focused private equity firm he co-founded.  Mr. Robertson currently serves on various boards of Quintana and LKCM Headwater affiliated portfolio companies. Mr. Robertson is a director of one other public company, Natural Resource Partners, LP. Previously, Mr. Robertson was a Vice President for Reservoir Capital Group, a New York-based investment firm, and prior to that, he worked for three years as a Vice President for Sandefer Capital Partners, an energy investment fund.  We believe that Mr. Robertson's experience with investment in a variety of energy businesses provides a valuable resource to our board of directors.
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
Kristen O. Jesulaitis has served as an executive officer of our general partner since January 2017. Ms. Jesulaitis has served as our General Counsel since July 2011. She is responsible for all legal functions of Genesis, including acquisitions and commercial transactions, compliance and regulatory affairs, corporate governance, securities, and finance. Prior to joining Genesis, Ms. Jesulaitis was a partner at the law firm Akin Gump Strauss Hauer & Feld LLP principally engaged in the areas of corporate and securities law, with primary focus in the midstream energy sector.
William S. Goloway has served as Vice President of our general partner since January 2017. Mr. Goloway has been responsible for the commercial aspects of our offshore Gulf of Mexico assets from the time we acquired these offshore assets from Enterprise Products in 2015. Prior to this acquisition, Mr. Goloway served in various roles within the offshore group at Enterprise Products since 2005.
Garland G. Gaspard has served as Vice President of our general partner since January 2017 and is responsible for the operational aspects of our onshore and offshore pipelines, rail facilities, terminals, offshore facilities and assets, engineering, trucking and health, safety, security and environmental compliance. Mr. Gaspard joined Genesis in 2015 as a result of our acquisition of the offshore Gulf of Mexico assets from Enterprise Products and has had responsibility for the operational aspects of our offshore assets since that time. Prior to this acquisition, Mr. Gaspard served in various capacities within Enterprise Products' operations including underground gas storage, natural gas liquids, natural gas pipelines and offshore operations.
Chad A. Landry has served as Vice President of our general partner since January 2017. Mr. Landry joined Genesis in 2013 and since that time has been responsible for all operational and commercial aspects of our refinery services segment. Prior to joining Genesis, he spent 14 years at Axiall Corporation (Georgia Gulf), most recently as Vice President - Chlor-Alkali & Vinyls.

Ryan S. Sims has served as Vice President of our general partner since January 2017. Mr. Sims joined Genesis in 2011 and most recently was responsible for the operational and commercial aspects of our rail and terminals businesses. Prior to joining Genesis, Mr. Sims spent six years in the investment banking industry. Mr. Sims is the son of Grant E. Sims, our Chairman and Chief Executive Officer.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors of our general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons to us, we are aware of no filings that were not timely made, except for the following: Ms. Pape filed a Form 4 on April 25, 2016 for the issuance of phantom units on April 12, 2016 and Messrs. Albert and Taylor each filed a Form 4 on July 20, 2016 for the vesting of phantom units that occurred on July 15, 2016.
Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2016.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2016 were:

•	Grant E. Sims, Chief Executive Officer;

•	Robert V. Deere, Chief Financial Officer;

•	Paul A. Davis, formerly Senior Vice President;

•	Stephen M. Smith, Vice President; and

•	Richard R. Alexander, Vice President.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are "independent," according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged BDO USA, LLP, or BDO, as its independent compensation adviser. We also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters such as obtaining exemptions from the “insider trading” rules under Section 16 of the Exchange Act in connection with certain acquisitions. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
Committee/Board Process

Following the end of each calendar year, our CEO reviews the compensation of all the other NEOs and makes a proposal to the G&C Committee regarding their compensation. The CEO's proposal is based on (among other things) our financial results for the prior year, the relevant executive’s areas of responsibility, market data provided by our independent compensation adviser and recommendations from the relevant executive’s supervisor (if other than our CEO). The G&C Committee reviews the compensation of our CEO and the proposal of our CEO regarding the compensation of the other NEOs and makes a final determination (and a recommendation to our board of directors) regarding the compensation of our NEOs. Depending on the nature and quantity of changes made to that proposal, there may be additional G&C Committee meetings and discussions with our CEO in advance of that determination. Our board of directors has final approval authority for all such compensation matters.
Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases and long-term incentive awards are made or granted. Annual bonuses are paid by March 15th of the year following the year in which they are earned.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes the Committee to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2016, the G&C Committee engaged BDO, an independent compensation consultant, to assist the Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
At the request of the G&C Committee, BDO reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials circulated to the G&C Committee, and management’s recommendations of executive compensation plans. BDO also developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our peer companies’ public filings, but did not determine or recommend the amount of compensation.
The peer group used for this market analysis in 2016 consisted of the following 15 companies in the energy industry: Buckeye Partners, Calumet Specialty Products Partners, Plains All American Pipeline, Enlink Midstream Partners (formerly known as Crosstex Energy Partners), DCP Midstream Partners, HollyFrontier Corporation, Magellan Midstream Partners, Delek US Holdings, NuStar Energy, NGL Energy Partners, Sunoco Logistics Partners, Targa Resources Partners, Spectra Energy Partners, Western Refining and Summit Midstream Partners. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles to us and/or their growth or capital programs are similar to ours.
The Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above. The 2016 peer group is different from the 2015 group due to the addition of Delek US Holdings, NGL Energy Partners and Spectra Energy Partners and the elimination of Atlas Pipeline Partners, Markwest Energy Partners, and Regency Energy Partners.
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
We strive to accomplish these objectives by providing all employees, including our NEOs, with a total compensation package that is market competitive and performance-based. In our assessment of the market competitiveness of compensation, we take into consideration the compensation offered by companies in our peer group described above, but we have not targeted a specific percentile of peer company pay as a target. Rather, we use market information as one consideration in setting compensation along with individual performance, our financial and operational performance and our safety performance.
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
As described in more detail below, we believe that the combination of base salaries, cash bonuses and long-term incentive plans provide an appropriate balance of short and long-term incentives, cash and non-cash based compensation and alignment of the incentives for our executives, including our NEOs, with the interests of our common unitholders.
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
Elements of Our Compensation Program and Compensation Decisions for 2016
The primary elements of our compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2016, the elements of our compensation program for the NEOs consisted of the following:

•	annual base salary

•	discretionary annual cash bonus awards

•	annual grants under long-term incentive arrangements
Additionally, in order to attract qualified executive personnel, we may make one-time new-hire awards of equity.
Base Salaries
We believe that base salaries should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities, and which provides a foundation for incentive opportunities and benefit levels. As discussed above, the base salaries of our NEOs are reviewed annually by the G&C Committee, taking into account recommendations from our CEO regarding NEOs other than himself. We pay base salaries at a level that we feel is appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or company performance. Salaries are also periodically adjusted based on analysis of peer group practices as described above.
In April 2016, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the base salaries of Messrs. Sims, Deere, Davis, Smith and Alexander were not increased from 2015 and remained unchanged in the amounts of $600,000, $450,000, $375,000, $325,000 and $325,000, respectively.

Bonuses
Our NEOs participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. For 2016, the G&C Committee set each NEO’s bonus target as a percentage of salary as follows:

2016
Name	Bonus Target (% of base salary)
Grant E. Sims	100%
Robert V. Deere	75%
Paul A. Davis	100%
Stephen M. Smith	100%
Richard R. Alexander	100%
We believe the Bonus Plan generates bonus amounts that represent a meaningful level of compensation for the employee population and encourages employees to operate as a unified team to generate results that are aligned with the interests of our unitholders. The G&C Committee therefore designed the Bonus Plan to enhance our financial performance by rewarding our NEOs and other employees for achieving (i) financial performance and (ii) safety objectives. Attainment of these two goals is measured by, respectively, Available Cash before Reserves (before subtracting bonus expense and related employer tax burdens) and company-wide safety incident rates.
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
As in prior years, the 2016 general bonus pool was weighted and calculated as follows: the level of Available Cash before Reserves generated for the year as a percentage of a target set by the G&C Committee was weighted 90% and the achieved level of the safety incident rate was weighted 10%. The sum of the weighted percentage achievement of these targets was multiplied by the eligible compensation and the target percentages established by the G&C Committee for the various levels of our employees to determine the maximum general bonus pool. However, because the G&C Committee also considered other subjective factors in determining the general bonus pool and individual award amounts, the amount of the general bonus pool and individual award amounts is not formulaic. Based on the G&C Committee's subjective review of our 2016 operational and financial performance, it was determined that our NEOs would not receive bonuses relating to 2016.
In addition, we have occasionally agreed to pay retention bonuses when it was necessary to attract or retain a key executive officer. In 2016, Messrs. Smith and Alexander were granted retention bonuses of $75,000 and $200,000 respectively. These retention bonuses are to be paid in equal installments in April 2017 and April 2018, contingent upon continued employment at those dates. Mr. Davis was awarded a retention bonus of similar terms in the amount of $93,750, which he has foregone given his January 6, 2017 resignation. See further discussion of the separation and release agreement relating to Mr. Davis below. We believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them.
Long-Term Incentive Compensation
We provide equity-based, long-term compensation for employees, directors and other representatives through our 2010 Long-Term Incentive Plan, or the 2010 LTIP. The 2010 LTIP is designed to promote a sense of proprietorship and personal involvement in our development and financial success among our employees and directors through awards of phantom units and distribution equivalent rights, or DERs. The 2010 LTIP also allows for providing flexible incentives to employees and directors. Prior to vesting or termination of the applicable restricted period, our officers cannot transfer (including sell, pledge or hedge) any of their LTIP Awards.
All long-term objectives for payments to participants in the 2010 LTIP are based upon measurable performance targets. These targets are based on specific increases in the distributions paid to unitholders. As a result, we believe that the 2010 Long-Term Incentive Plan strongly aligns the interests of management with those of our unitholders.
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
Targeted grant values for the NEOs are established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted bonus for each NEO. For 2016, the G&C Committee established the following long-term incentive target grant values for each of our NEOs:

2016
Name	Long-Term Incentive Target Grant Value
Grant E. Sims	$1,800,000
Robert V. Deere	$1,050,000
Paul A. Davis	$600,000
Stephen M. Smith	$600,000
Richard R. Alexander	$750,000
In April 2016, phantom units were granted to each of our NEOs and certain employees under the 2010 LTIP. The number of units granted was determined by dividing the closing market price of our common units on the date of grant by the long-term incentive target amount. The phantom units will be paid in cash upon vesting based on the average closing price of the common units for the 20 trading days immediately prior to the date of vesting. The phantom units granted to our NEOs in April 2016 were all performance-based awards. For the minimum, target and maximum number of units award to our NEO’s for 2016, please refer to the table below entitled “Grants of Plan-Based Awards for Fiscal Year 2016.
Performance-based awards granted will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution targets are achieved in the fourth quarter of 2018. In order to align the interests of our NEOs with our common unitholders and incentivize our NEOs to meet targeted distribution annual growth rates ranging between approximately 5% and 9% (which are deemed achievable growth rates by the G&C Committee) as compared to our distribution rate of $0.6725 per unit attributable to the quarter ending March 31, 2016, these awards will vest as follows:
(i) if the quarterly cash distribution on the common units for the fourth quarter of 2018 is $0.74 per unit, 50% of the target number of phantom units granted will vest, and the remainder will be forfeited;
(ii) if the quarterly cash distribution on the common units is $0.79 per unit, 100% of the target number of phantom units granted will vest; or
(iii) if the quarterly cash distribution on the common units is $0.85 per unit or greater, 150% of the target number of phantom units granted will vest.
If the quarterly cash distribution on the common units falls between the above ranges of $0.74 per unit and $0.85 per unit, the phantom units will vest on a proportionately adjusted basis (for example, if the quarterly cash distribution on the common units is $0.77 per unit, 75% of the phantom units targeted will vest or if the quarterly cash distribution on the common units is $0.82 per unit, 125% of the phantom units targeted will vest). If the quarterly cash distribution is below $0.74 per unit for the fourth quarter of 2018, all of the performance-based phantom units granted will be forfeited.

The phantom units also include distribution equivalent rights, or DERs, which are granted in tandem with all phantom units. DERs on all performance-based awards to our NEOs are paid quarterly based on the number of units corresponding to the number of units in the initial grant.
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
Compensation Committee Report
The G&C Committee has reviewed and discussed with management the Compensation Discussion and Analysis included above. Based on that review and discussion, the G&C Committee recommended to our board of directors that this Compensation Discussion and Analysis be included in this Form 10-K.
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

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2016, 2015 and 2014.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (3)	Total ($)
Grant E. Sims	2016	$600,000	$—	$1,744,069	$274,531	$2,618,600
Chief Executive Officer	2015	576,923	—	1,755,771	190,851	2,523,545
(Principal Executive Officer)	2014	525,000	—	401,163	182,187	1,108,350
Robert V. Deere	2016	450,000	—	1,017,376	162,940	1,630,316
Chief Financial Officer	2015	450,000	—	658,448	108,449	1,216,897
(Principal Financial Officer)	2014	450,000	—	401,163	102,482	953,645
Paul A. Davis (2)	2016	375,000	—	581,367	132,333	1,088,700
formerly Senior Vice President	2015	375,000	243,750	585,287	101,761	1,305,798
	2014	359,615	350,000	601,718	63,838	1,375,171
Stephen M. Smith	2016	325,000	—	581,367	117,999	1,024,366
Vice President	2015	317,308	225,000	438,966	85,268	1,066,542
	2014	292,308	150,000	401,163	65,071	908,542
Richard R. Alexander	2016	325,000	—	726,693	154,883	1,206,576
Vice President	2015	317,308	300,000	585,287	112,299	1,314,894
	2014	295,192	300,000	300,859	54,619	950,670

(1)
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

(2)	Mr. Davis resigned his position effective January 6, 2017. See further discussion of the separation and release agreement relating to Mr. Davis below.

(3)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2016.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$13,250	$1,458	$259,823	$274,531
Robert V. Deere	$26,500	$1,458	$134,982	$162,940
Paul A. Davis	$20,667	$1,458	$110,208	$132,333
Stephen M. Smith	$26,500	$1,458	$90,041	$117,999
Richard R. Alexander	$29,150	$1,458	$124,275	$154,883
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs.

Grants of Plan-Based Awards in Fiscal Year 2016
The following table shows equity incentive plan awards granted to our NEOs in 2016.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Market Price of Common Units on Award Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
Grant E. Sims	4/12/2016	28,545	57,089	85,634	$31.53	$1,744,069
Robert V. Deere	4/12/2016	16,651	33,302	49,953	$31.53	$1,017,376
Paul A. Davis (4)	4/12/2016	9,515	19,030	28,545	$31.53	$581,367
Stephen M. Smith	4/12/2016	9,515	19,030	28,545	$31.53	$581,367
Richard R. Alexander	4/12/2016	11,894	23,787	35,681	$31.53	$726,693

(1)
Represents the number of phantom units that each NEO can earn of grant awarded on April 12, 2016, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2018. See additional discussion in "Long-Term Incentive Compensation" above.

(2)	Represents the closing market price of our common units on the date of the phantom unit award on April 12, 2016.

(3)
The amounts in this column for each NEO represent the fair value of the award on the date of the grant (as calculated in accordance with accounting guidance for equity-based compensation) using the twenty day average closing price of our common units through the date of grant ($30.55) multiplied by the target number of units awarded.

(4)	Mr. Davis resigned his position effective January 6, 2017. See further discussion of the separation and release agreement related to Mr. Davis below.
Employment Agreements
Paul A. Davis
Mr. Davis entered into a letter agreement in March 2012 relating to his employment and providing for a base salary, which was subject to discretionary upward adjustments. The annual base salary of Mr. Davis as of December 31, 2016 was $375,000. That agreement provided that Mr. Davis was eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in "Potential Payments upon Termination or Change of Control" below. As indicated above, Mr. Davis resigned his position effective January 6, 2017. See further discussion of the separation and release agreement relating to Mr. Davis below.
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

Outstanding Equity Awards at December 31, 2016
The following table presents the information regarding the outstanding equity awards to our NEOs at December 31, 2016.

		Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/12/2016	85,634	$2,957,798
	4/14/2015	57,705	$1,993,131
	4/8/2014	11,111	$383,774
Robert V. Deere	4/12/2016	49,953	$1,725,377
	4/14/2015	21,641	$747,480
	4/8/2014	11,111	$383,774
Paul A. Davis (4)	4/12/2016	15,000	$518,100
	4/14/2015	15,000	$518,100
	4/8/2014	16,665	$575,609
Stephen M. Smith	4/12/2016	28,545	$985,944
	4/14/2015	14,427	$498,309
	4/8/2014	11,111	$383,774
Richard R. Alexander (3)	4/12/2016	35,681	$1,232,422
	4/14/2015	19,236	$664,411
	4/8/2014	7,222	$249,448

(1)
The number of performance units reflected in the table assumes a maximum performance payout based upon past achievement levels from the previous vesting period. Service based units held by Mr. Alexander do not specify threshold, target and maximum payouts levels. For additional information regarding Mr. Alexander's units, please see note 3 below.

(2)	The amounts in this column were calculated by multiplying the closing market price of our units using the twenty day average at year-end by the number of applicable units outstanding.

(3)	Phantom units outstanding for Mr. Alexander include 2,222 service based units for 2014. The remainder of the outstanding units held by Mr. Alexander and represented above are performance based units.

(4)	Mr. Davis resigned his position effective January 6, 2017. The amounts above give effect to the terms of Mr. Davis' separation and release agreement, which is discussed in more detail below.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2016 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	39,861	$1,205,775
Robert V. Deere	15,945	$482,328
Stephen M. Smith	10,365	$313,536
Richard R. Alexander	6,910	$209,009
Paul A. Davis (1)	13,553	$409,956

(1)	Mr. Davis resigned his position effective January 6, 2017. The amounts give effect to the terms of Mr. Davis' separation and release agreement, which is discussed in more detail below.
The phantom unit awards granted to our NEOs in 2013 vested on April 9, 2016 and, pursuant to our 2010 Long Term Incentive Plan, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested. We achieved the maximum target for 2013 of a quarterly distribution to common unitholders of $0.63 per unit; therefore the number of phantom units vested in the table above represents 150% of the initial award. Those phantom unit awards were paid in cash.
Termination or Change of Control Benefits
We consider maintaining a stable and effective management team to be essential to protecting and enhancing the best interests of us and our unitholders. To that end, we recognize that the possibility of a change of control or other acquisition event may raise uncertainty and questions among management, and such uncertainty could adversely affect our ability to retain our key employees, which would be to our unitholders’ detriment. Because our management team was built over time, as described above, and our NEOs became NEOs under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination or a change of control varies. The employment agreement for Mr. Alexander provides certain compensation and benefits as an incentive to remain in our employ, enhancing our ability to call on and rely upon him in the event of a change of control. Mr. Alexander would not be entitled to severance benefits if terminated for cause. In extending these benefits, we considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded MLPs. See “Potential Payments Upon Termination or Change of Control” below for further discussion of these benefits, including the definitions of certain terms such as change of control and cause.
We believe that the interests of unitholders will best be served if the interests of our management and unitholders are aligned. We believe the termination and change of control benefits described above strike an appropriate balance between the potential compensation payable and the objectives described above.
Potential Payments upon Termination or Change of Control

Mr. Alexander is entitled under his employment agreement to specified severance benefits under certain circumstances as discussed above.
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
If Mr. Alexander terminates his employment for good reason or we terminate his employment without cause, he would be entitled to (i) company payment of his COBRA health benefits for 12 months and (ii) monthly payments of his annual base salary due for the remainder of the renewal term of his employment agreement.
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

Based upon a hypothetical termination date of December 31, 2016, the termination benefits for Messrs. Sims, Deere, Smith and Alexander for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2016, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$325,000
Healthcare	24,039
Total	$349,039
If termination occurs due to death or disability, Messrs. Sims, Deere, Smith, and Alexander would vest in outstanding phantom unit awards under our 2010 LTIP. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2016 would result in payments under the 2010 LTIP of the following amounts upon death or disability:

Grant E. Sims	$3,581,314
Robert V. Deere	$1,904,397
Stephen A. Smith	$1,245,340
Richard R. Alexander	$1,456,414
Based on a hypothetical simultaneous change of control and termination date of December 31, 2016, the change of control termination benefits for Messrs. Sims, Deere, Smith, and Alexander would have been as follows:

	Grant E. Sims	Robert V. Deere	Stephen M. Smith	Richard R. Alexander
Severance pursuant to employment agreement	$—	$—	$—	$325,000
Healthcare	—	—	—	24,039
Cash payment for vested phantom units under 2010 LTIP	3,581,314	1,904,397	1,245,340	1,456,414
Total	$3,581,314	$1,904,397	$1,245,340	$1,805,453
Director Compensation in Fiscal Year 2016
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$80,000	$100,000	$17,822	$197,822
James E. Davison, Jr.	$80,000	$100,000	$17,822	$197,822
Sharilyn S. Gasaway	$102,500	$112,500	$20,075	$235,075
Kenneth M. Jastrow II	$92,500	$112,500	$20,049	$225,049
Corbin J. Robertson III	$80,000	$100,000	$17,830	$197,830
Conrad P. Albert	$92,500	$102,500	$17,978	$212,978
Jack T. Taylor	$92,500	$102,500	$17,978	$212,978

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2016 consist of phantom units granted under our 2010 LTIP and stock appreciation rights pursuant to our Stock Appreciation Rights Plan. Messrs. James Davison and James Davison, Jr. each hold 6,906 outstanding phantom units and 1,000 stock appreciation rights. Messrs. Jastrow, Robertson, Albert, Taylor and Ms. Gasaway hold 7,775, 6,906, 7,079, 7,079 and 7,775 outstanding phantom units, respectively.

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
In addition, each non-employee director receives additional cash compensation for each “Additional Meeting” (board and/or committee) in which he or she participates. Participation by a director in-person will entitle her/him to additional compensation of $2,500 per meeting, and participation by a director by means of telecommunication will entitle her/him to additional compensation of $2,000 per meeting. Such payments are made in conjunction with the quarterly payments of base compensation. Additional Meetings consist of (i) with respect to our board of directors any meetings (in-person or by telecommunication) other than (x) the four pre-set meetings of our board of directors for each calendar year and (y) brief follow-up telecommunication conferences relating to the Annual Report on Form 10-K or any Quarterly Report on Form 10-Q the company files with the SEC, and (ii) any committee meeting.
Compensation Changes Subsequent to December 31, 2016

Mr. Davis, our Senior Vice President, Business Development, Onshore Pipelines and Engineering, resigned his position effective January 6, 2017 to pursue other opportunities. There were no disagreements between Mr. Davis and our management or board of directors that influenced his decision to resign. Mr. Davis and our general partner have entered into a Separation and Release Agreement (the “Release Agreement”) relating to his resignation. Among other things, the Release Agreement provides that Mr. Davis will (a) receive severance payments totaling $375,000, payable in twelve monthly installments, (b) receive payment in accordance with its terms (as if he remained an employee) for 100% of his long-term incentive award granted in 2014 based on the 150% performance threshold, (c) remain eligible for vesting and payment in accordance with their terms (as if he remained an employee) for approximately 63% of the total phantom units and tandem distribution equivalent rights awards granted in 2015 and 2016 based on the performance thresholds provided in such awards, and (d) receive monthly payments equal to the monthly premium amounts he would have to pay under COBRA to continue to participate in our benefits plan through July 31, 2018, regardless of whether he elects to participate in our benefits plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 27, 2017, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,376,282	(2)	2.9%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	4.5%	13,648	34.1%
Sharilyn S. Gasaway	269,445		*	1,081	2.7%
Kenneth M. Jastrow II	—		—	—	—
Corbin J. Robertson III	1,814,567	(4)	1.5%	—	—
Jack T. Taylor	12,865		*	—	—
Grant E. Sims	2,955,737	(5)	2.5%	7,087	17.7%
Robert V. Deere	750,987		*	1,052	2.6%
Stephen M. Smith	416,144	(6)	*	—	—
Richard R. Alexander	10,000	(7)	*	—	—
Karen N. Pape	152,131		*
Kristen O. Jesulaitis	—		*
Ryan S. Sims	—		*
William S. Goloway	2,400		*	—	—
Garland G. Gaspard	700		*	—	—
Chad A. Landry	10,000		*	—	—
All directors and executive officers as a group (17 in total)	15,100,190		12.8%	32,321	80.8%

Steven K. Davison	2,061,839	(8)	1.7%	7,676	19.2%
Chickasaw Capital Management, LLC	7,092,444		6.0%
Tortoise Capital Advisors, L.L.C	9,593,720		8.1%	—
OppenheimerFunds, Inc.	10,279,709		8.7%	—	—
Alerian MLP ETF	6,950,045		5.9%	—	—
Clearbridge Investments, LLC	8,815,467		7.5%

*	Less than 1%

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

(2)
Mr. Davison pledged 1,049,406 of these Class A Common Units as collateral for a loan from a bank. In addition to his direct ownership interests, Mr. Davison is the sole stockholder of Terminal Services, Inc., which owns 1,010,835 Class A Common Units.

(3)
Mr. Davison, Jr. pledged 1,164,370 of these Class A Common Units as collateral for a loan from a bank. 1,339,383 of these Class A Common Units are held by trusts for Mr. Davison's children. 187,856 of these Class A Common Units are held by the James E. and Margaret A. B. Davison Special Trust.

(4)
Mr. Robertson pledged 1,012,555 of these Class A Common Units as collateral for margin accounts. Includes 198,785 Class A Common Units held by The Corbin J. Robertson III 2009 Family Trust and 5,743 Class A Common Units held by Corby & Brooke Robertson 2006 Family Trust. Also included are 20,000 Class A Common Units held by BHJ Investments, LP, whose members include Mr. Robertson, the Corby and Brooke Robertson 2014 Children's Trust, and Brooke Robertson as Mr. Robertson's wife.

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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2016. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2016, Mr. Sims (our CEO and a director) had two sons that worked - one as a vice president and the other as a manager in our supply and logistics department. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our supply and logistics department in 2016. In the aggregate, these family members received total W-2 compensation of less than $1,000,000.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2016 and 2015.

	2016	2015
	(in thousands)
Audit Fees (1)	$2,441	$3,496
Tax Fees (2)	1,432	739
All Other Fees (3)	8	8
Total	$3,881	$4,243

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
Pre-Approval Policy
The services by Deloitte in 2016 and 2015 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Deloitte in 2016 and 2015, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

4.41
Eleventh Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.41 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.42
Twelfth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.43
Indenture for 5.625% Senior Notes due 2024, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2014, File No. 001-12295).

4.44
Supplemental Indenture for the Issuer's 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 10-K filed on May 15, 2014, File No. 001-12295).

4.45
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.35 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.46
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.36 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.47
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.48
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.38 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.49
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.39 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.50
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

4.52
Ninth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.53
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.52 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.54
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.55
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.56
Supplemental Indenture for the Issuers' 6.000% Senior Notes due 2023, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.57
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.58
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.59
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

4.60
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

4.61
Sixth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.59 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.62
Seventh Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

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

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement and Joinder Agreement, dated as of July 17, 2015, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 26, 2016, File No. 001-12295).

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

10.5
Fourth Amendment to Fourth Amended and Restated Credit Agreement and Joinder Agreement dated as of April 27, 2016 among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 3, 2016, File No. 001-12295).

10.6
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2010, File No. 001-12295).

10.7
Equity Distribution Agreement, dated June 27, 2016, among Genesis Energy, L.P., RBC Capital Markets, LLC, BNP Paribas Securities Corp., Capital One Securities, Inc., Deutsche Bank Securities Inc., DNB Markets, Inc., Fifth Third Securities, Inc., Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K dated June 27, 2016, File No. 001-12295).

	10.8	+
Genesis Energy, LLC First Amended and Restated Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).

	10.9	+	Form of Stock Appreciation Rights Plan Grant Notice (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).
	10.10	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
	10.11	+
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

	10.15	+
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

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 27, 2017	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 27, 2017
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2017
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 27, 2017
/s/ JAMES E. DAVISON James E. Davison	Director	February 27, 2017
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 27, 2017
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2017
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 27, 2017
/s/ CORBIN J. ROBERTSON, III Corbin J. Robertson, III	Director	February 27, 2017
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 27, 2017

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2017

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,029	$10,895
Accounts receivable—trade, net	224,682	219,532
Inventories	98,587	43,775
Other	29,271	32,114
Total current assets	359,569	306,316
FIXED ASSETS, at cost	4,763,396	4,310,226
Less: Accumulated depreciation	(548,532)	(378,247)
Net fixed assets	4,214,864	3,931,979
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	132,859	139,728
EQUITY INVESTEES	408,756	474,392
INTANGIBLE ASSETS, net of amortization	204,887	223,446
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	56,611	58,692
TOTAL ASSETS	$5,702,592	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$119,841	$140,726
Accrued liabilities	140,962	161,410
Total current liabilities	260,803	302,136
SENIOR SECURED CREDIT FACILITY	1,278,200	1,115,000
SENIOR UNSECURED NOTES, net of debt issuance costs	1,813,169	1,807,054
DEFERRED TAX LIABILITIES	25,889	22,586
OTHER LONG-TERM LIABILITIES	204,481	192,072
COMMITMENTS AND CONTINGENCIES (Note 19)
PARTNERS’ CAPITAL:
Common unitholders, 117,979,218 and 109,979,218 units issued and outstanding at December 31, 2016 and 2015, respectively	2,130,331	2,029,101
Noncontrolling interests	(10,281)	(8,350)
Total partners' capital	2,120,050	2,020,751
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,702,592	$5,459,599
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Offshore pipeline transportation services	$334,679	$140,230	$3,296
Refinery services	171,503	177,880	207,401
Marine transportation	213,021	238,757	229,282
Supply and logistics	993,290	1,689,662	3,406,185
Total revenues	1,712,493	2,246,529	3,846,164
COSTS AND EXPENSES:
Supply and logistics product costs	823,524	1,481,619	3,166,336
Supply and logistics operating costs	101,103	121,189	140,212
Marine transportation operating costs	142,551	135,200	142,793
Refinery services operating costs	91,443	96,806	121,401
Offshore pipeline transportation operating costs	79,624	39,713	1,271
General and administrative	45,625	64,995	50,692
Depreciation and amortization	222,196	150,140	90,908
Total costs and expenses	1,506,066	2,089,662	3,713,613
OPERATING INCOME	206,427	156,867	132,551
Equity in earnings of equity investees	47,944	54,450	43,135
Interest expense	(139,947)	(100,596)	(66,639)
Gain on basis step up on historical interest	—	332,380	—
Other income/(expense), net	—	(17,529)	—
Income from operations before income taxes	114,424	425,572	109,047
Income tax expense	(3,342)	(3,987)	(2,845)
NET INCOME	111,082	421,585	106,202
Net loss attributable to noncontrolling interests	2,167	943	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$113,249	$422,528	$106,202
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Basic and Diluted	$1.00	$4.10	$1.18
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	113,433	103,004	90,060
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Total
December 31, 2013	88,691	$1,097,737	$—	$1,097,737
Net income	—	106,202	—	106,202
Cash distributions to partners, net	—	(200,461)	—	(200,461)
Issuance of units for cash, net (Note 11)	4,600	225,725	—	225,725
Conversion of waiver units	1,738	—	—	—
December 31, 2014	95,029	1,229,203	—	1,229,203
Net income (loss)	—	422,528	(943)	421,585
Noncontrolling interest from acquisition	—	—	(6,447)	(6,447)
Cash distributions to partners, net	—	(256,389)	—	(256,389)
Cash distributions to noncontrolling interests	—	—	(960)	(960)
Issuance of units for cash, net (Note 11)	14,950	633,759	—	633,759
December 31, 2015	109,979	2,029,101	(8,350)	2,020,751
Net income (loss)	—	113,249	(2,167)	111,082
Cash distributions to partners, net	—	(310,039)	—	(310,039)
Cash contributions from noncontrolling interests	—	—	236	236
Issuance of common units for cash, net (Note 11)	8,000	298,020	—	298,020
December 31, 2016	117,979	$2,130,331	$(10,281)	$2,120,050
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,082	$421,585	$106,202
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	222,196	150,140	90,908
Gain on basis step up on historical interest	—	(332,380)	—
Amortization and write-off of debt issuance costs and premium	10,138	10,881	4,785
Amortization of unearned income and initial direct costs on direct financing leases	(14,395)	(14,979)	(15,706)
Payments received under direct financing leases	20,672	20,664	21,235
Equity in earnings of investments in equity investees	(47,944)	(54,450)	(43,135)
Cash distributions of earnings of equity investees	65,867	71,823	57,165
Non-cash effect of equity-based compensation plans	6,558	5,014	4,494
Deferred and other tax benefits	2,142	2,960	1,745
Unrealized (gains) losses on derivative transactions	1,287	(1,009)	(17,984)
Other, net	11,385	3,915	3,391
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 14)	(90,650)	5,372	77,954
Net cash provided by operating activities	298,338	289,536	291,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(463,100)	(495,774)	(443,482)
Cash distributions received from equity investees—return of investment	21,353	25,645	18,363
Investments in equity investees	—	(3,045)	(40,926)
Acquisitions	(25,394)	(1,520,299)	(157,000)
Contributions in aid of construction costs	13,374	3,179	—
Proceeds from asset sales and discontinued operations	3,609	2,811	272
Other, net	(151)	(1,976)	(1,214)
Net cash used in investing activities	(450,309)	(1,989,459)	(623,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,115,800	1,525,050	1,839,900
Repayments on senior secured credit facility	(952,600)	(960,450)	(1,872,300)
Proceeds from issuance of senior unsecured notes, including discount	—	1,139,718	350,000
Repayment of senior unsecured notes	—	(350,000)	—
Debt issuance costs	(1,578)	(28,901)	(11,896)
Issuance of common units for cash, net	298,020	633,759	225,725
Contributions (distributions) from (to) noncontrolling interests	236	(960)	—
Distributions to common unitholders	(310,039)	(256,389)	(200,461)
Other, net	(1,734)	(471)	2,561
Net cash provided by financing activities	148,105	1,701,356	333,529
Net increase (decrease) in cash and cash equivalents	(3,866)	1,433	596
Cash and cash equivalents at beginning of period	10,895	9,462	8,866
Cash and cash equivalents at end of period	$7,029	$10,895	$9,462

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth oriented master limited partnership focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, Wyoming and the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, trucks, barges and a product tanker. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
In the fourth quarter of 2016, we reorganized our operating segments as a result of the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of operations, develops strategy and allocates resources. The results of our onshore pipeline transportation segment, formerly reported under its own segment, are now reported in our supply and logistics segment. This change is consistent with the increasingly integrated nature of our onshore operations.
As a result of the above changes, we currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, refinery services, marine transportation, and supply and logistics. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
These four divisions that constitute our reportable segments consist of the following:

•	Offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;

•
Refinery services involving processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS”, commonly pronounced “nash”);

•	Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

•	Supply and logistics services, which include terminaling, blending, storing, marketing, and transporting crude oil, petroleum products, and CO2.

2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2016 and 2015 and our results of operations, changes in partners’ capital and cash flows for the years ended December 31, 2016, 2015 and 2014. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (or "Poseidon"), a 25.7% interest in Neptune Pipeline Company, LLC and a 29% interest in Odyssey Pipeline L.L.C. (or "Odyssey"). We account for our investments in these joint ventures by the equity method of accounting. See Notes 3 and 8.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We based these estimates and assumptions on historical experience and other information that we believed to be reasonable under the circumstances. Significant estimates that we make include: (1) liability and contingency accruals, (2) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (3) estimates of future net cash flows from assets for purposes of determining whether impairment of those assets has occurred, and (4) estimates of future asset retirement obligations. Additionally, for purposes of the calculation of the fair value of awards under equity-based compensation plans, we make estimates regarding expected forfeiture rates of the rights and expected future distribution yield on our units. While we believe these estimates are reasonable, actual results could differ from these estimates. Changes in facts and circumstances may result in revised estimates.

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
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our future asset retirement obligations relate to future costs associated with the removal of our crude oil and natural gas pipelines and platforms, CO2 pipelines, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Accretion of the discount increases the liability and is recorded to expense. See Note 6.
Direct Financing Leasing Arrangements
For our direct financing leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in supply and logistics revenue in the Consolidated Statements of Operations. The pipeline cost is not included in fixed assets.
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
Costs incurred in connection with the issuance of long-term debt and certain amendments to our credit facilities have historically been capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization. Certain of our capitalized debt issuance costs related to our respective issuances of notes are classified as reductions in long-term debt.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired. We evaluate, and test if necessary, goodwill for impairment annually at October 1, and more frequently if indicators of impairment are present. During the evaluation, we may perform a qualitative assessment of relevant events and circumstances to determine the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not necessary. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. If the calculated fair value of the reporting unit exceeds its book value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value including associated goodwill amounts, a charge to earnings may be necessary to reduce the carrying value of the goodwill to its implied fair value. In the event that we determine that goodwill has become impaired, we will incur a charge for the amount of impairment during the period in which the determination is made. No goodwill impairment has occurred in any of the periods presented. See Note 9 for further information.
Environmental Liabilities
We provide for the estimated costs of environmental contingencies when liabilities are probable to occur and a reasonable estimate of the associated costs can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.
Equity-Based Compensation
Our phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units include both service-based and performance-based awards. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. See Note 15 for more information on these plans.
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
Marine Transportation—Revenues from the inland and offshore marine transportation of heavy refined petroleum products, including asphalt and crude oil, via our barges or vessels are recognized over the transit time of individual shipments as determined on an individual contract basis. Revenue from these contracts is typically based on a set day rate or a set fee per cargo movement. The costs of fuel and other specified operational costs are directly reimbursed by the customer under most of these contracts.

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
Cost of Sales and Operating Expenses
Supply and logistics costs and expenses include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels , including personnel costs, fuel and maintenance of our or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
When we enter into buy/sell arrangements concurrently or in contemplation of one another with a single counterparty, we reflect the amounts of revenues and purchases for these transactions on a net basis in our Consolidated Statements of Operations as supply and logistics revenues.
Marine operating costs consist primarily of employee and related costs to man the boats, barges, and vessels, maintenance and supply costs related to general upkeep of the boats, barges, and vessels, and fuel costs which are often rebillable and passed through to the customer.
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
Recent and Proposed Accounting Pronouncements
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. While we do not believe there will be a material impact to our revenues upon adoption, we are continuing to evaluate the impacts of our pending adoption of this guidance and our preliminary assessments are subject to change.
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
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
3. Acquisitions
Acquisitions
Enterprise Offshore
On July 24, 2015, we acquired the offshore pipeline and services business of Enterprise Products Partners, L.P. and its affiliates for approximately $1.5 billion, subject to certain adjustments. That business includes interests in offshore crude oil and natural gas pipelines and six offshore hub platforms, including a 36% interest in the Poseidon Oil Pipeline System, a 50% interest in the Southeast Keathley Canyon Oil Pipeline System, and a 50% interest in the Cameron Highway Oil Pipeline

System. To finance that transaction, in July 2015, we issued 10,350,000 common units in a public offering that generated proceeds of $437.2 million net of underwriter discounts and $750 million aggregate principal amount of 6.75% senior unsecured notes due 2022 that generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The remainder of that transaction was financed with borrowings under our senior secured credit facility.
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

Fixed assets identified in connection with our valuation and purchase price allocation includes crude oil pipelines, natural gas pipelines and related assets. We will depreciate these assets on a straight line basis over estimated useful lives ranging from 2 to 35 years depending on the nature of each asset.
Intangible assets identified in connection with our valuation and purchase price allocation relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline. We will amortize these intangible assets on a straight line basis over an estimated useful life of 19 years.
In connection with our valuation and purchase price allocation, we have identified asset retirement obligations ("AROs") relating to the crude oil pipelines, natural gas pipelines and related assets with a preliminary fair value of $158.2 million. Of these AROs, $9.8 million of retirement costs were estimated to be incurred within the next year and thus were included in accrued liabilities in the table above, as well as on our Consolidated Balance Sheet at December 31, 2015. The remainder of the AROs recorded as a result of our Enterprise acquisition are included within "Other long-term liabilities" in the table above, as well as on our Consolidated Balance Sheet. See further discussion of AROs assumed as a result of our Enterprise acquisition in Note 6.
Noncontrolling interest as shown in the table above relates to the fair value assigned to the 20% ownership interest of our joint venture partner in Independence Hub, LLC, a consolidated subsidiary acquired as a result of our Enterprise acquisition in which we have an 80% ownership interest.
Our Consolidated Financial Statements include the results of our acquired offshore pipeline transportation business since July 24, 2015, the effective closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Year Ended December 31,
2015
Revenues	$101,444
Net income	$58,805
The table below presents selected unaudited pro forma financial information incorporating the historical results of our newly acquired offshore pipeline transportation assets. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2014 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of the Enterprise offshore pipelines and services businesses and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had our Enterprise acquisition been completed on January 1, 2014.

	Year Ended December 31,
Pro forma consolidated financial operating results:	2015	2014
Revenues	$2,421,989	$4,135,964
Net Income Attributable to Genesis Energy L.P.	$425,363	$132,682
Basic and diluted earnings per unit:
As reported net income per unit	$4.09	$1.18
Pro forma net income per unit	$3.91	$1.32
As relating to our Enterprise acquisition, we incurred approximately $15 million in acquisition related costs through December 31, 2015 and incurred an additional $1 million during the year ended December 31, 2016. Such costs are included as "General and Administrative costs" on our Unaudited Condensed Consolidated Statement of Operations.
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

Year Ended December 31,
2014
Pro forma earnings data:
Revenues from continuing operations	$3,863,745
Net income	$111,132
4. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2016	2015
Accounts receivable - trade	$231,187	$220,978
Allowance for doubtful accounts	(6,505)	(1,446)
Accounts receivable - trade, net	$224,682	$219,532
The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2016	2015	2014
Balance at beginning of period	$1,446	$2,973	$1,526
Charged to costs and expenses	6,463	1,242	1,447
Amounts written off	(1,404)	(2,769)	—
Balance at end of period	$6,505	$1,446	$2,973

5. Inventories
The major components of inventories were as follows:

	December 31,
	2016	2015
Petroleum products	$11,550	$14,235
Crude oil	73,133	22,815
Caustic soda	4,593	3,964
NaHS	9,304	2,755
Other	7	6
Total	$98,587	$43,775
Inventories are valued at the lower of cost or market. The market value of inventories were not recorded below cost as of December 31, 2016 and were below recorded costs by approximately $0.9 million as of December 31, 2015; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference.
6. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2016	2015
Crude oil pipelines and natural gas pipelines and related assets	$2,901,202	$2,501,821
Machinery and equipment	427,658	414,100
Transportation equipment	17,543	19,025
Marine vessels	863,199	794,508
Land, buildings and improvements	55,712	41,202
Office equipment, furniture and fixtures	9,654	7,540
Construction in progress	440,225	485,575
Other	48,203	46,455
Fixed assets, at cost	4,763,396	4,310,226
Less: Accumulated depreciation	(548,532)	(378,247)
Net fixed assets	$4,214,864	$3,931,979
Depreciation expense was $194.0 million, $124.2 million and $73.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2014	$14,790
AROs arising from our Enterprise acquisition	158,230
AROs from the consolidation of historical interests in CHOPS and SEKCO	1,988
Accretion expense	4,941
Revisions in timing of expected settlement	9,986
Settlements	(1,273)
December 31, 2015	188,662
AROs arising from the acquisition and consolidation of a previously held equity method investment	20,940
Accretion expense	10,800
Revisions in timing and estimated costs of AROs	(2,254)
Settlements	(4,422)
December 31, 2016	$213,726
At December 31, 2016 and December 31, 2015, $22.4 million and $9.8 million are included as current in "Accrued liabilities" on our Consolidated Balance Sheet, respectively. The remainder of the ARO liability at each period is included in "Other long-term liabilities" on our Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2017	$11,117
2018	$9,408
2019	$8,619
2020	$9,176
2021	$9,772
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2016 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Net Investment in Direct Financing Leases
Our direct financing leases include a lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we are paid quarterly payments, which commenced August 2008. These quarterly payments are fixed at approximately $20.7 million per year during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interests in the NEJD Pipeline to the lessee for a nominal payment. There are requirements in our leases that would provide credit support should the credit rating of our lessee fall to certain levels, and at December 31, 2016, the required credit support has been provided.

The following table lists the components of the net investment in direct financing leases:

	December 31,
	2016	2015
Total minimum lease payments to be received	$236,495	$257,111
Unamortized initial direct costs	1,107	1,272
Less unearned income	(97,822)	(112,378)
Net investment in direct financing leases	139,780	146,005
Less current portion (included in other current assets)	(6,921)	(6,277)
Long-term portion of net investment in direct financing leases	$132,859	$139,728
At December 31, 2016, minimum lease payments to be received for each of the five succeeding fiscal years are $20.7 million.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2016 and 2015, the unamortized differences in carrying value totaled $398.1 million and $414.0 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
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
Also, as part of our Enterprise acquisition, our ownership interest in Poseidon Oil Pipeline Company, LLC ("Poseidon") increased from 28% to 64%. We also acquired a 50% ownership interest in Deepwater Gateway, LLC and a 25.7% interest in Neptune Pipeline Company, LLC. These additional interests were accounted for as equity investments from the acquisition date of July 24, 2015.
In the first quarter of 2016, we purchased the remaining 50% interest in Deepwater Gateway, LLC for approximately $26.0 million (including adjustments for working capital), increasing our ownership interest to 100%. Consequently, we now consolidate Deepwater Gateway, LLC instead of accounting for our interest under the equity method.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2016	2015	2014
Genesis’ share of operating earnings	$63,805	$17,157	$53,783
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,861)	37,293	(10,648)
Net equity in earnings	$47,944	$54,450	$43,135
Distributions received	$87,220	$97,468	$75,528

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis) including the effects of the change in our ownership interest due to the Enterprise and Deepwater acquisitions as previously discussed:

	December 31,
	2016	2015
BALANCE SHEET DATA:
Assets
Current assets	$35,375	$36,566
Fixed assets, net	365,563	452,413
Other assets	3,177	2,040
Total assets	$404,115	$491,019
Liabilities and equity
Current liabilities	$23,928	$25,308
Other liabilities	230,327	231,032
Equity	149,860	234,679
Total liabilities and equity	$404,115	$491,019

	Year Ended December 31,
	2016	2015	2014
INCOME STATEMENT DATA:
Revenues	$193,038	$189,941	$246,265
Operating Income	$122,836	$12,191	$146,760
Net Income	$118,175	$7,810	$142,754

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

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2016 and 2015:

		December 31, 2016			December 31, 2015
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	5	$94,654	$89,756	$4,898	$94,654	$86,285	$8,369
Licensing agreements	6	38,678	34,204	4,474	38,678	31,694	6,984
Segment total		133,332	123,960	9,372	133,332	117,979	15,353
Supply & Logistics:
Customer relationships	5	35,430	33,676	1,754	35,430	32,044	3,386
Intangibles associated with lease	15	13,260	4,459	8,801	13,260	3,986	9,274
Segment total		48,690	38,135	10,555	48,690	36,030	12,660
Marine contract intangibles	5	27,000	6,300	20,700	27,000	900	26,100
Offshore pipeline contract intangibles	19	158,101	11,788	146,313	158,101	3,467	154,634
Other	5	28,569	10,622	17,947	22,819	8,120	14,699
Total		$395,692	$190,805	$204,887	$389,942	$166,496	$223,446
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
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The supply and logistics lease, marine contract, offshore pipeline contract intangibles and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $24.3 million, $20.0 million and $13.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2017	2018	2019	2020	2021
Refinery Services:
Customer relationships	$2,737	$2,161	$—	$—	$—
Licensing agreements	2,324	2,150	—	—	—
Supply and Logistics:
Customer relationships	1,407	41	39	38	37
Intangibles associated with lease	474	474	474	474	474
Marine contract intangibles	5,400	5,400	5,400	4,500	—
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	2,969	2,943	2,921	2,908	1,779
Total	$23,632	$21,490	$17,155	$16,241	$10,611

Goodwill
The carrying amount of goodwill by business segment at both December 31, 2016 and 2015 was $301.9 million in refinery services and $23.1 million in supply and logistics. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2016	2015
CO2 volumetric production payments, net of amortization	$3,503	$7,413
Deferred marine charges, net (1)	27,710	23,646
Other deferred costs and deposits	25,398	27,633
Other assets, net of amortization	$56,611	$58,692

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)
The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $3.9 million in 2016, $5.9 million in 2015 and $4.2 million in 2014.
10. Debt
At December 31, 2016 and 2015, our obligations under debt arrangements consisted of the following:

	December 31, 2016			December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Senior secured credit facility	$1,278,200	$—	$1,278,200	$1,115,000	$—	1,115,000
6.000% senior unsecured notes	400,000	6,758	393,242	400,000	7,825	392,175
5.750% senior unsecured notes	350,000	4,163	345,837	350,000	5,183	344,817
5.625% senior unsecured notes	350,000	6,614	343,386	350,000	7,510	342,490
6.750% senior unsecured notes	750,000	19,296	730,704	750,000	22,428	727,572
Total long-term debt	$3,128,200	$36,831	$3,091,369	$2,965,000	$42,946	$2,922,054

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
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 2.75% on Eurodollar borrowings and from 0.50% to 1.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2016, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 2.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2016, our letter of credit rate was 2.50%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2016).

•
Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

Our credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit facility, we are required to meet three primary financial metrics—a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material acquisitions. In general, our leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to EBITDA (as defined and adjusted in accordance with the credit facility) and cannot exceed 5.50 to 1.00. Our senior secured leverage ratio excludes outstanding debt under senior unsecured notes and cannot exceed 3.75 to 1.00. Our interest coverage ratio calculation compares EBITDA (as defined and adjusted in accordance with the credit facility) to interest expense and must be greater than 3.00 to 1.00 (2.75 to 1.00 during an acquisition period).
At December 31, 2016, we had $1.3 billion borrowed under our credit facility, with $74.5 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $9.5 million was outstanding at December 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of July 28, 2019. The total amount available for borrowings under our credit facility at December 31, 2016 was $412.3 million. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2016, we were in compliance with the financial covenants contained in our credit facility and indenture.
11. Partners’ Capital and Distributions
At December 31, 2016, our outstanding equity consisted of 117,939,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions.
Distributions
Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our unitholders for any one or more of the next four quarters;

•
plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

We paid distributions in 2017, 2016 and 2015 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2014
4th Quarter	February 13, 2015	$0.5950	$56,542
2015
1st Quarter	May 15, 2015	$0.6100	$60,774
2nd Quarter	August 14, 2015	$0.6250	$68,737
3rd Quarter	November 13, 2015	$0.6400	$70,387
4th Quarter	February 12, 2016	$0.6550	$72,036
2016
1st Quarter	May 13, 2016	$0.6725	$73,961
2nd Quarter	August 12, 2016	$0.6900	$81,406
3rd Quarter	November 14, 2016	$0.7000	$82,585
4th Quarter	February 14, 2017	$0.7100	$83,765

Equity Issuances and Contributions
Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs.
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $298.0 million from that offering. We used those proceeds to repay a portion of the borrowings outstanding under our credit facility.
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
On April 10, 2015, we issued 4,600,000 Class A common units in a public offering at a price of $44.42 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of underwriting discounts and offering costs, of approximately $198.2 million from that offering. We used the net proceeds for general partnership purposes, including the repayment of a portion of the borrowings outstanding under our credit facility.
In September 2014, we issued 4,600,000 Class A common units in a public offering at a price of $50.71 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $225.7 million from that offering. We used the net proceeds for general partnership purposes, including the repayment of outstanding borrowings under our credit facility.
The new common units issued in 2016, 2015 and 2014 to the public for cash were as follows:

Period	Purchaser of Common Units	Units	Gross Unit Price	Issuance Value	Costs	Net Proceeds
July 2016	Public	8,000	$37.90	$303,200	$(4,748)	$298,452
July 2015	Public	10,350	$43.77	$453,020	$(15,856)	$437,164
April 2015	Public	4,600	$44.42	$204,332	$(6,164)	$198,168
September 2014	Public	4,600	$50.71	$233,266	$(7,541)	$225,725
12. Business Segment Information
Our operations consist of four operating segments (see Note 1 for discussion of segment reporting change):

•	Offshore Pipeline Transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

•	Refinery Services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America and;

•	Supply and Logistics – terminaling, blending, storing, marketing, and transporting crude oil, petroleum products (primarily fuel oil, asphalt, and other heavy refined products), and CO2.
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
Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Year Ended December 31, 2016
Segment Margin (a)	$336,620	$79,508	$70,079	$83,364	$569,571
Capital expenditures (b)	$46,277	$2,274	$78,804	$316,638	$443,993
Revenues:
External customers	$332,514	$180,665	$206,211	$993,103	$1,712,493
Intersegment (c)	2,165	(9,162)	6,810	187	$—
Total revenues of reportable segments	$334,679	$171,503	$213,021	$993,290	$1,712,493
Year Ended December 31, 2015
Segment Margin (a)	$197,723	$80,246	$103,222	$95,394	$476,585
Capital expenditures (b)	$1,527,320	$1,595	$69,009	$409,687	$2,007,611
Revenues:
External customers	$140,230	$187,257	$230,192	$1,688,850	$2,246,529
Intersegment (c)	—	(9,377)	8,565	812	$—
Total revenues of reportable segments	$140,230	$177,880	$238,757	$1,689,662	$2,246,529
Year Ended December 31, 2014
Segment Margin (a)	$71,598	$84,851	$86,239	$104,576	$347,264
Capital expenditures (b)	$37,639	$2,385	$232,783	$371,741	$644,548
Revenues:
External customers	$3,296	$218,297	$214,039	$3,410,532	$3,846,164
Intersegment (c)	—	(10,896)	15,243	(4,347)	$—
Total revenues of reportable segments	$3,296	$207,401	$229,282	$3,406,185	$3,846,164
Total assets by reportable segment were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Offshore pipeline transportation	2,575,335	2,623,478	645,668
Refinery services	395,043	394,626	403,703
Marine transportation	813,722	777,952	745,128
Supply and logistics	1,875,403	1,615,335	1,367,201
Other assets	43,089	48,208	48,924
Total consolidated assets	$5,702,592	$5,459,599	$3,210,624

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for each year is presented below.
(b) Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our offshore pipeline transportation segment included $35.1 million during the year ended December 31, 2016 related to the acquisition of the remaining 50% ownership in Deepwater Gateway. In 2015, there was $1.5 billion in capital spending to fund our Enterprise acquisition. Capital spending in this segment also included $2.5 million during the year ended December 31, 2015 representing capital contributions to our SEKCO pipeline to fund our share of the construction costs for its pipeline (as prior to our Enterprise acquisition in July 2015, we owned a 50% interest in the SEKCO pipeline with Enterprise owning the remaining 50%). During 2014, capital spending in our marine transportation segment included $157.0 million for our purchase of the M/T American Phoenix.
(c) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P.:

	Year Ended December 31,
	2016	2015	2014
Total Segment Margin	$569,571	$476,585	$347,264
Corporate general and administrative expenses	(40,905)	(61,370)	(47,065)
Depreciation, amortization and accretion	(230,563)	(155,081)	(91,397)
Interest expense	(139,947)	(100,596)	(66,639)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(39,276)	(43,018)	(31,093)
Non-cash items not included in Segment Margin	(3,221)	2,809	3,506
Cash payments from direct financing leases in excess of earnings	(6,277)	(5,685)	(5,529)
Gain on step up of historical basis	—	332,380	—
Loss on debt extinguishment	—	(19,225)	—
Differences in timing of cash receipts for certain contractual arrangements (2)	13,253	6,359	—
Non-cash valuation allowance related to collectibility	(6,044)	—	—
Other, net	—	(6,643)	—
Income tax expense	(3,342)	(3,987)	(2,845)
Net income attributable to Genesis Energy, L.P.	$113,249	$422,528	$106,202
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2) Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

13. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$3,097	$3,259	$3,060
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	10,844	4,536	—

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$690	$630
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	1,007	464	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own a 64% interest in Poseidon Oil Pipeline Company, LLC.

(3)	We owned a 50% interest in Deepwater Gateway, LLC until the first quarter of 2016 when we acquired the remaining 50%.
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
Amounts due from Related Parties
At December 31, 2016, and 2015, Sandhill Group, LLC owed us $0.2 million and $0.3 million, respectively, for purchases of CO2. Also, at December 31, 2016 Poseidon Oil Pipeline Company, LLC owed us $1.6 million for services rendered.
Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the year ended December 31, 2016 reflect $7.9 million of fees we earned through the provision of services under that agreement.

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2016	2015	2014
(Increase) decrease in:
Accounts receivable	$(9,859)	$99,384	$95,014
Inventories	(54,361)	3,811	38,501
Deferred charges	(3,902)	(11,916)	(8,935)
Other current assets	3,059	6,417	62,305
Increase (decrease) in:
Accounts payable	(17,426)	(101,581)	(73,307)
Accrued liabilities	(8,161)	9,257	(35,624)
Net changes in components of operating assets and liabilities	$(90,650)	$5,372	$77,954
Payments of interest and commitment fees, net of amounts capitalized, were $157.4 million, $86.8 million and $74.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized interest of $26.6 million, $17.1 million and $13.8 million during the years ended December 31, 2016, 2015 and 2014.
During the years ended December 31, 2016, 2015 and 2014, we paid taxes of $1.3 million, $0.9 million and $0.8 million.
At December 31, 2016, 2015 and 2014, we had incurred liabilities for fixed and intangible asset additions totaling $33.7 million, $68.6 million and $61.2 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
At December 31, 2016, 2015, and 2014, we had incurred liabilities for other asset additions totaling $0.7 million, $0.3 million and $9.4 million, respectively, that had not been paid at the end of the year, and, therefore, were not included in the caption "Other, net" under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
During the year ended December 31, 2015, as a result of our Enterprise acquisition, we acquired the 50% ownership interest in each of CHOPS and SEKCO as previously held by Enterprise, resulting in 100% ownership interest by us in each of these subsidiaries. As a result, we recorded a one-time $332.4 million non-cash gain from the step up in basis in our historical 50% ownership interest in each of CHOPS and SEKCO to fair value (resulting from the fair value assigned to the 50% ownership interest in each of CHOPS and SEKCO that we acquired from Enterprise, as derived from the preliminary purchase price allocation). This also results in the consolidation of CHOPS and SEKCO by us, resulting in the inclusion of the operating assets and liabilities on our Consolidated Balance Sheet. As 50% of the operating assets and liabilities of CHOPS and SEKCO were based on our historical interest with no cash impact, these amounts relating to our historical interest were not included in net changes in components of operating assets and liabilities in the Consolidated Statements of Cash Flows in 2015.
15. Equity-Based Compensation Plans
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
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2016 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2016, we granted 339,584 phantom units with tandem DERs at a weighted average grant fair value of $30.71 per unit. During 2015, we granted 212,825 phantom units with tandem DERs at a weighted average grant date fair value of $44.95 per unit. The phantom units granted during 2016 and 2015 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2015 and 2016 will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2018 and 2019, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.
During 2014, we granted 125,988 phantom units with tandem DERs at a weighted average grant date fair value of $54.14 per unit. These phantom units will vest in April 2017, the third anniversary of the date of grant, at 150% of the targeted number of phantom units due to the distribution per common unit target achieved in the fourth quarter of 2016.
A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2015	132,676	$48.09	$6,380	344,208	$47.78	$16,446
Granted	84,997	$31.67	2,692	254,587	$30.38	7,734
Forfeited	(3,117)	$45.88	(143)	(4,677)	$45.89	(215)
Settled	(33,326)	$47.19	(1,573)	(110,886)	$46.97	(5,208)
Unvested at December 31, 2016	181,230	$40.59	$7,356	483,232	$38.82	$18,757
At December 31, 2016, we estimated the unrecognized compensation cost of our phantom awards to be approximately $10.5 million to be recognized over a weighted average period of approximately 1.5 years. We recorded $8.9 million and $7.7 million of compensation expense for the years ended December 31, 2016 and 2015, respectively. Our liability for these awards totaled $13.6 million and $12.3 million at December 31, 2016 and 2015, respectively.

Equity-Based Compensation Plan Expense
Equity-based compensation expense from our continuing operations during the three years ended December 31, 2016 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2016	2015	2014
Supply and logistics operating costs	$1,688	$1,185	$433
Marine transportation operating costs	1,089	851	626
Refinery services operating costs	547	227	(62)
Offshore pipeline operating costs	681	94	—
General and administrative expenses	4,575	4,565	5,824
Total	$8,580	$6,922	$6,821

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
During 2016, 2015 and 2014 our largest customer was Shell Oil Company, which accounted for 12% of total revenues for all years, respectively. The revenues from Shell Oil Company in all three years relate primarily to our supply and logistics operations.
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

At December 31, 2016, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,295	—
Weighted average contract price per bbl	$49.86	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,413	1,349
Weighted average contract price per bbl	$50.61	$51.08
Crude oil swaps:
Contract volumes (1,000 bbls)	—	—
Weighted average contract price per bbl	$—	—
Diesel futures:
Contract volumes (1,000 bbls)	13	—
Weighted average contract price per gal	$1.69	$—
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	190	20
Weighted average contract price per bbl	$45.91	$47.62
Crude oil options:
Contract volumes (1,000 bbls)	35	5
Weighted average premium received	$1.57	$0.23
Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits and offsetting change in fair value of inventory is recorded in Inventories	Excess, if any, over effective portion of hedge is recorded in Supply and logistics costs - product costs Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures and forward contracts and call options	Volatility in crude oil and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Supply and logistics costs - product costs
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2016 and 2015:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2016	December 31, 2015
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$443	$1,703
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(443)	(388)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$1,315
Total asset derivatives		$—	$1,315
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$3,321	$—
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(3,321)	—
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,772)	$(388)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	1,772	388
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(9,506)	$(23)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	7,589	23
Net amount of liabilities presented in the Consolidated Balance Sheets		$(1,917)	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2016, we had a net broker receivable of approximately $5.6 million (consisting of initial margin of $5.1 million increased by $0.5 million of variation margin).  As of December 31, 2015, we had a net broker receivable of approximately $5.5 million (consisting of initial margin of $4.4 million increased by $1.1 million of variation margin).  At December 31, 2016 and December 31, 2015, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Effect on Operating Results

	Amount of Gain (Loss) Recognized in Income
	Supply & Logistics Product Costs
	Year Ended December 31,
	2016	2015	2014
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	$(13,195)	$(1,101)	$—
Contracts not considered hedges under accounting guidance	(5,847)	16,026	35,468
Total derivatives	$(19,042)	$14,925	$35,468
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$3,764	$—	$—	$1,703	$—	$—
Liabilities	$(11,278)	$—	$—	$(411)	$—	$—
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2016 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.9 billion, compared to $1.8 billion and $1.5 billion, respectively at December 31, 2015. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with our Enterprise acquisition as of the acquisition date of July 24, 2015. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in our Enterprise acquisition.
Additionally, the fair value measurements, using unobservable (Level 3) inputs, used in recording the fair value of the net assets acquired and liabilities assumed of CHOPS and SEKCO (which we now own 100% interest in and consolidate given the respective 50% ownership interest acquired from Enterprise for each of these subsidiaries) as a result of our Enterprise acquisition were used to calculate the effects of the re-measurement of our pre-acquisition historical interest in CHOPS and SEKCO at fair value, based on accounting guidance involving step acquisitions as discussed in ASC 805-10-25.
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
The future minimum rental payments under all non-cancelable operating leases as of December 31, 2016, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2017	$3,135	$12,119	$10,021	$25,275
2018	3,117	10,297	7,451	20,865
2019	3,064	9,731	7,506	20,301
2020	3,071	6,787	7,450	17,308
2021	2,302	2,166	5,153	9,621
2021 and thereafter	2,256	2,622	57,285	62,163
Total minimum lease obligations	$16,945	$43,722	$94,866	$155,533
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2016	$41,906
Year Ended December 31, 2015	$36,833
Year Ended December 31, 2014	$37,941

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
Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	1,200	1,200	1,100
Total current income tax expense (benefit)	$1,200	$1,200	$1,100
Deferred:
Federal	$1,862	$2,478	$1,508
State	280	309	237
Total deferred income tax expense (benefit)	$2,142	$2,787	$1,745
Total income tax expense	$3,342	$3,987	$2,845

Deferred income taxes relate to temporary differences based on tax laws and statutory rates in effect at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$10,787	$9,542
Total long-term deferred tax asset	10,787	9,542
Valuation allowances	(869)	(787)
Total deferred tax assets	$9,918	$8,755
Deferred tax liabilities:
Long-term:
Fixed assets	$(4,480)	$(4,384)
Intangible assets	(20,693)	(17,473)
Other	(716)	(729)
Total long-term liability	(25,889)	(22,586)
Total deferred tax liabilities	$(25,889)	$(22,586)
Total net deferred tax liability	$(15,971)	$(13,831)
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
Our income tax expense (benefit) varies from the amount that would result from applying the federal statutory income tax rate to income from continuing operations before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes	$114,424	$425,572	$109,047
Partnership income not subject to tax	(109,111)	(418,500)	(104,751)
Income subject to income taxes	$5,313	$7,072	$4,296
Tax expense at federal statutory rate	$1,860	$2,475	$1,504
State income taxes, net of federal tax	949	928	992
Return to provision, federal and state	(198)	(193)	(232)
Other	731	777	581
Income tax expense	$3,342	$3,987	$2,845
Effective tax rate on income from continuing operations before income taxes	3%	1%	3%

At December 31, 2016, 2015 and 2014, we had no uncertain tax positions.

21. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2016 and 2015.

	2016 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$378,414	$445,976	$460,050	$428,053
Operating income	$59,848	$47,988	$55,179	$43,412
Net income	$35,177	$23,601	$31,983	$20,321
Net loss attributable to noncontrolling interest	$126	$126	$118	$1,797
Net income attributable to Genesis Energy, L.P.	$35,303	$23,727	$32,101	$22,118
Basic and diluted net income per common unit:
Net income per common unit	$0.32	$0.22	$0.28	$0.19

Cash distributions per common unit (1)	$0.6550	$0.6725	$0.6900	$0.7000
	2015 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$526,857	$656,327	$572,334	$491,011
Operating income	$24,819	$29,380	$44,798	$57,870
Net income	$20,215	$11,665	$363,409	$26,296
Net loss (income) attributable to noncontrolling interest	$—	$—	$(195)	$1,138
Net income attributable to Genesis Energy, L.P.	$20,215	$11,665	$363,214	$27,434
Basic and diluted net income per common unit:
Net income per common unit	$0.21	$0.12	$3.38	$0.24

Cash distributions per common unit (1)	$0.5950	$0.6100	$0.6250	$0.6400

(1)	Represents cash distributions declared and paid in the applicable period.
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
The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$6,360	$663	$—	$7,029
Other current assets	50	—	340,555	12,237	(302)	352,540
Total current assets	56	—	346,915	12,900	(302)	359,569
Fixed Assets, at cost	—	—	4,685,811	77,585	—	4,763,396
Less: Accumulated depreciation	—	—	(524,315)	(24,217)	—	(548,532)
Net fixed assets	—	—	4,161,496	53,368	—	4,214,864
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	10,696	—	390,214	133,980	(140,533)	394,357
Advances to affiliates	2,650,930	—	—	73,295	(2,724,225)	—
Equity investees and other investments	—	—	408,756	—	—	408,756
Investments in subsidiaries	2,594,882	—	80,735	—	(2,675,617)	—
Total assets	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$34,864	$—	$211,591	$14,505	$(157)	$260,803
Senior secured credit facilities	1,278,200	—	—	—	—	1,278,200
Senior unsecured notes	1,813,169	—	—	—	—	1,813,169
Deferred tax liabilities	—	—	25,889	—	—	25,889
Advances from affiliates	—	—	2,724,224	—	(2,724,224)	—
Other liabilities	—	—	165,266	179,592	(140,377)	204,481
Total liabilities	3,126,233	—	3,126,970	194,097	(2,864,758)	3,582,542
Partners’ capital, common units	2,130,331	—	2,586,192	89,727	(2,675,919)	2,130,331
Noncontrolling interests	—	—	—	(10,281)	—	(10,281)
Total liabilities and partners’ capital	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592

Condensed Consolidating Balance Sheet
December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,288	$2,601	$—	$10,895
Other current assets	50	—	285,313	10,422	(364)	295,421
Total current assets	56	—	293,601	13,023	(364)	306,316
Fixed Assets, at cost	—	—	4,232,641	77,585	—	4,310,226
Less: Accumulated depreciation	—	—	(356,530)	(21,717)	—	(378,247)
Net fixed assets	—	—	3,876,111	55,868	—	3,931,979
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	13,140	—	394,294	140,409	(125,977)	421,866
Advances to affiliates	2,619,493	—	—	47,034	(2,666,527)	—
Equity investees and other investments	—	—	474,392	—	—	474,392
Investments in subsidiaries	2,353,804	—	90,741	—	(2,444,545)	—
Total assets	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$35,338	$—	$267,294	$—	$(496)	$302,136
Senior secured credit facilities	1,115,000	—	—	—	—	1,115,000
Senior unsecured notes	1,807,054	—	—	—	—	1,807,054
Deferred tax liabilities	—	—	22,586	—	—	22,586
Advances from affiliates	—	—	2,666,527	—	(2,666,527)	—
Other liabilities	—	—	150,877	167,006	(125,811)	192,072
Total liabilities	2,957,392	—	3,107,284	167,006	(2,792,834)	3,438,848
Partners' capital	2,029,101	—	2,346,901	97,678	(2,444,579)	2,029,101
Noncontrolling interests	—	—	—	(8,350)	—	(8,350)
Total liabilities and partners’ capital	$4,986,493	$—	$5,454,185	$256,334	$(5,237,413)	$5,459,599

Condensed Consolidating Statement of Operations
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$334,679	$—	$—	$334,679
Refinery services	—	—	171,389	7,873	(7,759)	171,503
Marine transportation	—	—	213,021	—	—	213,021
Supply and logistics	—	—	972,794	20,496	—	993,290
Total revenues	—	—	1,691,883	28,369	(7,759)	1,712,493
COSTS AND EXPENSES:
Supply and logistics costs	—	—	923,567	1,060	—	924,627
Marine transportation costs	—	—	142,551	—	—	142,551
Refinery services operating costs	—	—	90,711	8,491	(7,759)	91,443
Offshore pipeline transportation operating costs	—	—	68,791	10,833	—	79,624
General and administrative	—	—	45,625	—	—	45,625
Depreciation and amortization	—	—	219,696	2,500	—	222,196
Total costs and expenses	—	—	1,490,941	22,884	(7,759)	1,506,066
OPERATING INCOME	—	—	200,942	5,485	—	206,427
Equity in earnings of equity investees	—	—	47,944	—	—	47,944
Equity in earnings of subsidiaries	253,048	—	(6,744)	—	(246,304)	—
Interest (expense) income, net	(139,799)	—	14,407	(14,555)	—	(139,947)
Income before income taxes	113,249	—	256,549	(9,070)	(246,304)	114,424
Income tax expense	—	—	(3,337)	(5)	—	(3,342)
NET INCOME	113,249	—	253,212	(9,075)	(246,304)	111,082
Net loss attributable to noncontrolling interest	—	—	—	2,167	—	2,167
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$113,249	$—	$253,212	$(6,908)	$(246,304)	$113,249

Condensed Consolidating Statement of Operations
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$137,681	$2,549	$—	$140,230
Refinery services	—	—	175,132	11,942	(9,194)	177,880
Marine transportation	—	—	238,757	—	—	238,757
Supply and logistics	—	—	1,665,917	23,745	—	1,689,662
Total revenues	—	—	2,217,487	38,236	(9,194)	2,246,529
COSTS AND EXPENSES:
Supply and logistics costs	—	—	1,601,972	836	—	1,602,808
Marine transportation costs	—	—	135,200	—	—	135,200
Refinery services operating costs	—	—	94,241	11,759	(9,194)	96,806
Offshore pipeline transportation operating costs	—	—	38,459	1,254	—	39,713
General and administrative	—	—	64,995	—	—	64,995
Depreciation and amortization	—	—	141,785	8,355	—	150,140
Total costs and expenses	—	—	2,076,652	22,204	(9,194)	2,089,662
OPERATING INCOME	—	—	140,835	16,032	—	156,867
Equity in earnings of equity investees	—	—	54,450	—	—	54,450
Equity in earnings of subsidiaries	542,226	—	2,053	—	(544,279)	—
Interest (expense) income, net	(100,494)	—	15,042	(15,144)	—	(100,596)
Gain on basis step up on historical interest	—	—	332,380	—	—	332,380
Other income/(expense), net	(19,204)	—	1,675	—	—	(17,529)
Income before income taxes	422,528	—	546,435	888	(544,279)	425,572
Income tax benefit (expense)	—	—	(4,036)	49	—	(3,987)
NET INCOME	422,528	—	542,399	937	(544,279)	421,585
Net loss attributable to noncontrolling interest	—	—	—	943	—	943
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$422,528	$—	$542,399	$1,880	$(544,279)	$422,528

Condensed Consolidating Statement of Operations
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$3,296	$—	$—	$3,296
Refinery services	—	—	202,250	18,289	(13,138)	207,401
Marine transportation	—	—	229,282	—	—	229,282
Supply and logistics	—	—	3,381,419	24,766	—	3,406,185
Total revenues	—	—	3,816,247	43,055	(13,138)	3,846,164
COSTS AND EXPENSES:
Supply and logistics costs	—	—	3,305,691	857	—	3,306,548
Marine transportation costs	—	—	142,793	—	—	142,793
Refinery services operating costs	—	—	117,788	17,393	(13,780)	121,401
Offshore pipeline transportation operating costs	—	—	1,271	—	—	1,271
General and administrative	—	—	50,692	—	—	50,692
Depreciation and amortization	—	—	88,368	2,540	—	90,908
Total costs and expenses	—	—	3,706,603	20,790	(13,780)	3,713,613
OPERATING INCOME	—	—	109,644	22,265	642	132,551
Equity in earnings of equity investees	—	—	43,135	—	—	43,135
Equity in earnings of subsidiaries	172,828	—	6,952	—	(179,780)	—
Interest (expense) income, net	(66,626)	—	15,662	(15,675)	—	(66,639)
Income before income taxes	106,202	—	175,393	6,590	(179,138)	109,047
Income tax expense	—	—	(3,030)	185	—	(2,845)
NET INCOME	$106,202	$—	$172,363	$6,775	$(179,138)	$106,202

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$179,853	$—	$398,320	$9,586	$(289,421)	$298,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(463,100)	—	—	(463,100)
Cash distributions received from equity investees - return of investment	—	—	21,353	—	—	21,353
Investments in equity investees	(298,020)	—	—	—	298,020	—
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(31,436)	—	—	—	31,436	—
Repayments on loan to non-guarantor subsidiary	—	—	6,113	—	(6,113)	—
Contributions in aid of construction costs	—	—	13,374	—	—	13,374
Proceeds from asset sales	—	—	3,609	—	—	3,609
Other, net	—	—	(151)	—	—	(151)
Net cash (used in) provided by investing activities	(329,456)	—	(444,196)	—	323,343	(450,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,115,800	—	—	—	—	1,115,800
Repayments on senior secured credit facility	(952,600)	—	—	—	—	(952,600)
Debt issuance costs	(1,578)	—	—	—	—	(1,578)
Intercompany transfers	—	—	57,701	(26,264)	(31,437)	—
Issuance of common units for cash, net	298,020	—	298,020	—	(298,020)	298,020
Distributions to partners/owners	(310,039)	—	(310,039)	—	310,039	(310,039)
Contributions from noncontrolling interest	—	—	—	236	—	236
Other, net	—	—	(1,734)	14,504	(14,504)	(1,734)
Net cash provided by financing activities	149,603	—	43,948	(11,524)	(33,922)	148,105
Net decrease in cash and cash equivalents	—	—	(1,928)	(1,938)	—	(3,866)
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$6,360	$663	$—	$7,029

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(14,082)	$—	$308,144	$45,125	$(49,651)	$289,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(495,774)	—	—	(495,774)
Cash distributions received from equity investees - return of investment	186,026	—	25,645	—	(186,026)	25,645
Investments in equity investees	(633,761)	—	(3,045)	—	633,761	(3,045)
Acquisitions	—	—	(1,520,299)	—	—	(1,520,299)
Intercompany transfers	(1,240,973)	—	—	—	1,240,973	—
Repayments on loan to non-guarantor subsidiary	—	—	5,524	—	(5,524)	—
Contributions in aid of construction costs	—	—	3,179	—	—	3,179
Proceeds from assets sales	—	—	2,811	—	—	2,811
Other, net	—	—	(1,976)	—	—	(1,976)
Net cash (used in) provided by investing activities	(1,688,708)	—	(1,983,935)	—	1,683,184	(1,989,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,525,050	—	—	—	—	1,525,050
Repayments on senior secured credit facility	(960,450)	—	—	—	—	(960,450)
Proceeds from issuance of senior unsecured notes, including premium	1,139,718	—	—	—	—	1,139,718
Repayment of senior unsecured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(28,901)	—	—	—	—	(28,901)
Intercompany transfers	—	—	1,299,830	(58,857)	(1,240,973)	—
Issuance of common units for cash, net	633,759	—	633,759	—	(633,759)	633,759
Distributions to partners/owners	(256,389)	—	(256,389)	—	256,389	(256,389)
Contributions (distributions) to (from) noncontrolling interest	—	—	(960)	—	—	(960)
Other, net	—	—	(471)	15,190	(15,190)	(471)
Net cash provided by (used in) financing activities	1,702,787	—	1,675,769	(43,667)	(1,633,533)	1,701,356
Net increase (decrease) in cash and cash equivalents	(3)	—	(22)	1,458	—	1,433
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$8,288	$2,601	$—	$10,895

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$96,868	$—	$317,520	$34,331	$(157,665)	$291,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(443,482)	—	—	(443,482)
Cash distributions received from equity investees - return of investment	42,755	—	18,363	—	(42,755)	18,363
Investments in equity investees	(225,725)	—	(40,926)	—	225,725	(40,926)
Acquisitions	—	—	(157,000)	—	—	(157,000)
Intercompany transfers	(244,876)	—	—	—	244,876	—
Repayments on loan to non-guarantor subsidiary	—	—	4,993	—	(4,993)	—
Proceeds from asset sales	—	—	272	—	—	272
Other, net	—	—	(1,214)	—	—	(1,214)
Net cash (used in) provided by investing activities	(427,846)	—	(618,994)	—	422,853	(623,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,839,900	—	—	—	—	1,839,900
Repayments on senior secured credit facility	(1,872,300)	—	—	—	—	(1,872,300)
Proceeds from issuance of senior unsecured notes	350,000	—	—	—	—	350,000
Debt issuance costs	(11,896)	—	—	—	—	(11,896)
Intercompany transfers	—	—	273,911	(29,035)	(244,876)	—
Issuance of ownership interests to partners for cash	225,725	—	225,725	—	(225,725)	225,725
Distributions to partners/owners	(200,462)	—	(200,462)	—	200,463	(200,461)
Other, net	—	—	2,560	(4,949)	4,950	2,561
Net cash provided by (used in) financing activities	330,967	—	301,734	(33,984)	(265,188)	333,529
Net increase (decrease) in cash and cash equivalents	(11)	—	260	347	—	596
Cash and cash equivalents at beginning of period	20	—	8,050	796	—	8,866
Cash and cash equivalents at end of period	$9	$—	$8,310	$1,143	$—	$9,462

INDEPENDENT AUDITOR'S REPORT

To the Management Committee of
Poseidon Oil Pipeline Company, L.L.C.
Houston, Texas

We have audited the accompanying financial statements of Poseidon Oil Pipeline Company, L.L.C. (the "Company"), which comprise the balance sheets as of December 31, 2016 and 2015, and the related statements of operations, cash flows, and members' equity for each of the three years in the period ended December 31, 2016, and the related notes to the financial statements.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 17, 2017

POSEIDON OIL PIPELINE COMPANY, L.L.C.
BALANCE SHEETS
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95	$619
Accounts receivable—trade	12,501	13,491
Accounts receivable—related parties	2,377	3,525
Crude oil inventory	1,461	574
Other current assets	677	298
Total current assets	17,111	18,507
FIXED ASSETS, net	232,736	248,059
OTHER ASSETS	861	1,133
TOTAL ASSETS	$250,708	$267,699
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$3,747	$2,966
Accounts payable – related parties	1,771	2,142
Deferred revenue	13,258	13,282
Other current liabilities	1,951	4,066
Total current liabilities	20,727	22,456
LONG-TERM DEBT	202,050	197,250
OTHER LIABILITIES	17,594	6,264
COMMITMENTS AND CONTINGENCIES (see Note 2)
MEMBERS' EQUITY	10,337	41,729
TOTAL LIABILITIES AND MEMBERS' EQUITY	$250,708	$267,699

The accompanying notes are an integral part of these consolidated financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
CRUDE OIL HANDLING REVENUES:
Third parties	$100,383	$97,977	$85,451
Related parties	19,899	25,769	24,044
Total crude oil handling revenues	120,282	123,746	109,495
COSTS AND EXPENSES:
Crude oil handling costs
Third parties	1,989	460	4,706
Related parties	3,788	1,554	4,142
Total crude oil handling costs	5,777	2,014	8,848
Other operating costs and expenses
Third parties	1,238	2,800	6,386
Related parties	7,914	7,997	8,342
Total other operating costs and expenses	9,152	10,797	14,728
Depreciation and accretion expenses	15,615	15,619	13,381
General and administrative costs	101	129	95
Total costs and expenses	30,645	28,559	37,052
OPERATING INCOME	89,637	95,187	72,443
Interest expense	4,729	4,352	3,931
NET INCOME	$84,908	$90,835	$68,512

The accompanying notes are an integral part of these consolidated financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,908	$90,835	$68,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expenses	15,887	15,935	13,641
Loss on sale of assets	—	194	624
Effect of changes in operating accounts:
Accounts receivable	2,139	(4,533)	9,965
Inventories	(887)	(100)	6,525
Other current assets	(379)	(248)	(87)
Accounts payable	409	1,494	(16,722)
Other liabilities	9,082	9,909	6,968
Net cash provided by operating activities	111,159	113,486	89,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(183)	(2,244)	(14,382)
Proceeds from asset sales	—	118	7,044
Net cash used in investing activities	(183)	(2,126)	(7,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	85,900	73,750	49,000
Repayments of principal	(81,100)	(71,750)	(37,000)
Debt issuance costs	—	(1,360)	—
Cash distributions to Members	(116,300)	(115,500)	(93,000)
Net cash used in financing activities	(111,500)	(114,860)	(81,000)
Net increase (decrease) in cash and cash equivalents	(524)	(3,500)	1,088
Cash and cash equivalents at beginning of period	619	4,119	3,031
Cash and cash equivalents at end of period	$95	$619	$4,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$4,402	$4,180	$3,619
Current liabilities for capital expenditures at end of year	$—	$—	$1,013

The accompanying notes are an integral part of these consolidated financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENT OF MEMBERS' EQUITY
(In thousands)

	Poseidon Pipeline Company, L.L.C.	Shell Oil Products U.S.	Shell Midstream Partners, L.P.	GEL Poseidon, LLC	Total
January 1, 2014	32,718	$32,718	$—	$25,446	$90,882
Net income	24,664	24,664	—	19,184	68,512
Cash distributions to members	(33,480)	(33,480)	—	(26,040)	(93,000)
December 31, 2014	23,902	23,902	—	18,590	66,394
Net income (loss)	32,700	16,178	16,522	25,435	90,835
Equity transfer	—	(20,640)	20,640	—	—
Cash distributions to members	(41,580)	(19,440)	(22,140)	(32,340)	(115,500)
December 31, 2015	15,022	—	15,022	11,685	41,729
Net income	30,567	—	30,567	23,774	84,908
Cash distributions to members	(41,868)	—	(41,868)	(32,564)	(116,300)
December 31, 2016	$3,721	$—	$3,721	$2,895	$10,337
The accompanying notes are an integral part of these consolidated financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
NOTES TO FINANCIAL STATEMENTS

1. Company Organization and Description of Business

Company Organization
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”) is a Delaware limited liability company formed in February 1996 to design, construct, own and operate an unregulated crude oil pipeline system located in the central Gulf of Mexico offshore Louisiana. Unless the context requires otherwise, references to “we”, “us”, “our” or “the Company” within these notes are intended to mean Poseidon.

At December 31, 2016 we were owned (i) 36% by Poseidon Pipeline Company, L.L.C. and (ii) 28% by GEL Poseidon, LLC, collectively ("Genesis") and (iii) 36% by Shell Midstream Partners, L.P. On July 1, 2015, Shell Oil Products U.S. sold its ownership interest in Poseidon to Shell Midstream Partners, L.P. On July 24, 2015, all of the ownership interest in Poseidon Pipeline Company, L.L.C., was transferred by Enterprise Products Partners, L.P. (“Enterprise”) to an affiliate of Genesis as part of the sale of Enterprise’s offshore business. Following such transfer, Poseidon Pipeline Company, L.L.C. continued to own a 36% ownership interest in Poseidon.

Description of Business
The Poseidon Oil Pipeline System (the “Pipeline”) gathers crude oil production from the outer continental shelf and deepwater areas of the Gulf of Mexico offshore Louisiana for delivery to onshore locations in south Louisiana. The system includes a pipeline junction platform located at South Marsh Island 205 (“SMI-205”). Manta Ray Gathering Company, L.L.C. (“Manta Ray”), a wholly owned subsidiary of Genesis acquired as part of Enterprise’s offshore business, serves as operator of the Pipeline.

2. Significant Accounting Policies

Our financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Except as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

In preparing these financial statements, the Company has evaluated subsequent events for potential recognition or disclosure through February 17, 2017, the issuance date of the financial statements.

Cash and Cash Equivalents
Cash and cash equivalents represent unrestricted cash on hand and may also include highly liquid investments with original maturities of less than three months from the date of purchase.

Contingency and Liability Accruals
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

At December 31, 2016, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.

Crude Oil Handling Costs
Crude oil handling costs represent expenses we incur as a result of utilizing third party-owned pipelines in the provision of services.

Estimates
Preparing our financial statements in conformity with GAAP requires us to make estimates that affect amounts presented in the financial statements. Our most significant estimates relate to (i) the useful lives and depreciation methods used for fixed assets;

(ii) measurement of fair value and projections used in impairment testing of fixed assets; (iii) contingencies; (iv) revenue and expense accruals; and (v) estimates of future asset retirement obligations.

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

Impairment Testing for Long-Lived Assets
Long-lived assets such as fixed assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values. The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.

No asset impairment charges were recognized during the years ended December 31, 2016, 2015 or 2014.

Income Taxes
We are organized as a pass-through entity for federal income tax purposes. As a result, our financial statements do not provide for such taxes and our Members are individually responsible for their allocable share of our taxable income for federal income tax purposes.

Inventories
We take title to crude oil volumes we purchase from producers and volumes we obtain through contractual pipeline loss allowances. Timing and measurement differences between receipt and delivery volumes, as well as fluctuations in crude oil pricing, impact our inventory balances. Our inventory amounts are presented at the lower of average cost or market.

Due to fluctuating crude oil prices, we recognize lower of cost or market adjustments when the carrying value of our crude oil inventory exceeds its net realizable value. These non-cash charges are a component of “Crude oil handling costs” on our Statements of Operations in the period they are recognized. We did not recognized a lower of cost or net realizable value adjustment during 2016. We recognized $0.1 million and $0.5 million of lower of cost or net realizable value adjustments during 2015 and 2014, respectively.

Fixed Assets
Fixed assets are recorded at cost. Expenditures for additions, improvements and other enhancements to fixed assets are capitalized, and minor replacements, maintenance, and repairs that do not extend asset life or add value are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations for the respective period.

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the reporting periods it benefits. Our fixed assets are depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of an asset. Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets. Estimated useful lives are 10 to 30 years for our related fixed assets.

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and/or normal operation. When an ARO is incurred, we record a liability for the ARO and capitalize an equal amount as an increase in the carrying value of the related long-lived asset. ARO amounts are measured at their estimated fair value using expected present value techniques. Over time, the liability is accreted to its present value (through accretion expense) and the capitalized amount is depreciated over the remaining useful life of the related long-term asset. We will incur a gain or loss to the extent that our ARO liabilities are not settled at their recorded amounts. See Note 3 for additional information regarding our fixed assets and related AROs.

Revenue Recognition

Crude oil handling revenues are generated from purchase and sale agreements whereby we purchase crude oil from producers at various receipt points along the Pipeline for a contractual fixed price (less a “handling fee”) and sell common stream crude oil back to the producers at various redelivery points at the same contractual fixed price (before the handling fee was applied). Since these purchase and sale transactions are with the same customer and entered into in contemplation of one another, the purchase and sales amounts are netted against one another and the residual handling fees are recognized as crude oil handling revenue. The intent of these buy-sell arrangements is to earn a fee for handling crude oil (a service to the producer) and not to engage in crude oil marketing activities. We also net the corresponding receivables and payables from such transactions on our Balance Sheets for consistency of presentation.

We have entered into long-term pipeline capacity reservation agreements with Anadarko Petroleum Corporation, Eni Petroleum Co. Inc., Exxon Mobil Corporation, Freeport-McMoRan Inc., Petrobras America Inc., and Teikoku Oil (North America) Co., Ltd., collectively the “Lucius producers”. The term of these agreements is 20 years (July 2014 through June 2034), which corresponds to the period of dedicated production from the Lucius producers under the agreements. The amount of pipeline capacity reserved each year for the Lucius producers is based on their expected production volumes for that period (as defined in the contract). The capacity reservation agreements require the Lucius producers to make scheduled minimum bill payments to us (as defined in the contract). We defer that portion of the minimum bill payments that relate to future performance obligations under the contract. We recognized $13.3 million, $13.3 million and $6.2 million of pipeline capacity reservation revenues from the Lucius producers during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 our deferred revenue attributable to the Lucius agreements totaled $28.4 million of which $13.3 million is expected to be recognized as revenue in 2017.

Recent and Proposed Accounting Pronouncements
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. While we do not believe there will be a material impact to our revenues upon adoption, we are continuing to evaluate the impacts of our pending adoption of this guidance and our preliminary assessments are subject to change.

In July 2015, the FASB issued guidance modifying the accounting for inventory. Under this guidance, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our financial statements.

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

In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our financial statements.

3. Fixed Assets and Asset Retirement Obligations

Fixed Assets
Our fixed asset values and related accumulated depreciation balances were as follows at the dates indicated:

	At December 31,
	2016	2015	2014
Pipelines and facilities	$433,105	$432,941	$431,988
Construction in progress	32	13	43
Total	433,137	432,954	432,031
Less accumulated depreciation	(200,401)	(184,895)	(169,380)
Fixed assets, net	$232,736	$248,059	$262,651

Depreciation expense was $15.5 million, $15.5 million and $13.5 million for the years ended December 31, 2016, 2015 and 2014, respectively

Asset retirement obligations
Our AROs result from regulatory requirements that would be triggered by the retirement of our offshore pipeline and platform assets. The following table presents information regarding our asset retirement liabilities for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
ARO liability, beginning of period	$1,405	$1,302	$1,587
Liabilities settled	—	—	(172)
Accretion expense	108	103	96
Revisions in expected cash flows	—	—	(209)
ARO liability, end of period	$1,513	$1,405	$1,302

At December 31, 2016, our forecast of accretion expense is as follows for the next five years:

2017	2018	2019	2020	2021
$116	$126	$135	$146	$157

4. Debt Obligation

April 2011 Credit Facility
In April 2011, we entered into a revolving bank credit facility that had an initial borrowing capacity of $125 million, which was increased over time to $225 million by August 2013. In addition, we paid commitment fees on the unused portion of the revolving credit facility at rates that varied from 0.25% to 0.375%.

The April 2011 credit facility included customary financial covenants that, if breached, would have accelerated the maturity date of the debt.

The April 2011 credit facility was set to mature in April 2015; however, the facility was terminated in February 2015 and its outstanding principal balance of $186.8 million was refinanced under the new February 2015 credit facility.

February 2015 Credit Facility
In February 2015, we entered into an amended and restated revolving credit agreement having an initial borrowing capacity of $225 million, with a provision that its borrowing capacity could be expanded to $275 million with additional commitments from the lenders. Amounts borrowed under the February 2015 credit facility mature in February 2020. We used $186.8 million of borrowing capacity under the new credit facility to refinance principal amounts that were outstanding under the April 2011 Credit Facility at termination. We incurred $1.3 million of debt issuance costs related to the February 2015 Credit Facility of which $0.9 million and $1.1 million is deferred within other assets on our Balance Sheet at December 31, 2016 and 2015, respectively.

The weighted-average variable interest rate charged under the February 2015 credit facility was approximately 2.2% and 2.1% for the years ended December 31, 2016 and 2015, respectively. Interest rates charged under the 2015 credit facility are dependent on certain quarterly financial ratios (as defined in the credit agreement). For Eurodollar loans where our leverage ratio is greater than or equal to 1:1 and less than 2:1, the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75%, and for Base Rate loans (as defined in the credit agreement), the interest rate is 0.75% plus a variable base rate equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. The interest rate on Eurodollar and Base Rate loans would increase by 0.25% if our leverage ratio increased to greater than 2:1 and would decrease by 0.25% if our leverage ratio decreased to less than or equal to 1:1. In addition, we pay commitment fees on the unused portion of the revolving credit facility at rates that vary from 0.25% to 0.375%.

The February 2015 credit facility is non-recourse to our Members and secured by our assets. The February 2015 credit facility also contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to Members. A breach of any of these covenants could result in acceleration of our debt financial obligations. We were in compliance with the covenants of our credit facility at December 31, 2016.

In general, if an Event of Loss occurs (as defined in the credit agreement), we are obligated to either repair the damage or use any insurance proceeds we receive to reduce debt principal outstanding.

5. Members’ Equity

As a limited liability company, our Members are not personally liable for any of our debts, obligations or other liabilities. Income or loss amounts are allocated to Members based on their respective membership interests. Cash contributions by and distributions to Members are also based on their respective membership interests.

Cash distributions to Members are determined by our Management Committee, which is responsible for conducting the Company’s affairs in accordance with our limited liability agreement.

6. Related Party Transactions

The following table summarizes our related party transactions for the period indicated:

	For the Year Ended December 31,
	2016	2015	2014
Crude oil handling revenues:
Enterprise affiliates	$—	$470	$84
Genesis affiliates	1,007	464	—
Shell affiliates	18,892	24,835	23,960
Total	$19,899	$25,769	$24,044
Crude oil handling costs:
Enterprise affiliates	—	209	416
Genesis affiliates	2,930	595	—
Shell affiliates	858	750	3,726
Total	$3,788	$1,554	$4,142
Other operating costs and expenses:
Enterprise affiliates	—	4,056	8,342
Genesis affiliates	7,914	3,941	—
Total	$7,914	$7,997	$8,342

Other operating costs and expenses include amounts charged to us by Manta Ray for operator fees and space on their SS-332A platform.

The following table summarizes our related party accounts receivable and accounts payable amounts at the dates indicated:

	At December 31,
	2016	2015
Accounts receivable - related parties:
Genesis affiliates	$—	$114
Shell affiliates	2,377	3,411
Total accounts receivable - related parties	$2,377	$3,525

Accounts payable - related parties:
Genesis affiliates	1,644	1,922
Shell affiliates	127	220
Total accounts payable - related parties	$1,771	$2,142

7. Significant Risks

Production and Credit Risk due to Customer Concentration
Offshore pipeline systems such as ours are directly impacted by exploration and production activities in the Gulf of Mexico for crude oil. Crude oil reserves are depleting assets. Our crude oil pipeline system must access additional reserves to offset either (i) the natural decline in production from existing connected wells or (ii) the loss of production to a competing takeaway pipeline. We actively seek to offset the loss of volumes due to depletion by adding connections to new customers and production fields.

In terms of percentage of total revenues, our largest customers for the years ended December 31, 2016 and 2015 were Anadarko Petroleum Corporation 16.8%, 12.1%, Shell Oil Company 15.9%, 20.4% and BHP Billiton Ltd. 9.7%, 9.3%, respectively. Our largest customers for the year ended December 31, 2014 were Shell Oil Company 24.0%, Repsol Trading USA 11.0% and BHP Billiton Petroleum 9.7%. Shell Oil Company is a marketing agent for numerous producers who are dedicated to us. The loss of any of these customers or a significant reduction in the crude oil volumes they have dedicated to us for handling would have a material adverse effect on our financial position, results of operations and cash flows.