Form 10-Q
period 2017-03-31
GENESIS ENERGY LP
filed 2017-05-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 4, 2017.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,773	$7,029
Accounts receivable - trade, net	214,866	224,682
Inventories	92,578	98,587
Other	34,351	29,271
Total current assets	352,568	359,569
FIXED ASSETS, at cost	4,814,044	4,763,396
Less: Accumulated depreciation	(591,275)	(548,532)
Net fixed assets	4,222,769	4,214,864
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	131,034	132,859
EQUITY INVESTEES	399,466	408,756
INTANGIBLE ASSETS, net of amortization	199,149	204,887
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	56,159	56,611
TOTAL ASSETS	$5,686,191	$5,702,592
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$118,794	$119,841
Accrued liabilities	112,660	140,962
Total current liabilities	231,454	260,803
SENIOR SECURED CREDIT FACILITY	1,210,000	1,278,200
SENIOR UNSECURED NOTES, net of debt issuance costs	1,814,712	1,813,169
DEFERRED TAX LIABILITIES	26,094	25,889
OTHER LONG-TERM LIABILITIES	200,171	204,481
COMMITMENTS AND CONTINGENCIES (Note 14)
PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 117,979,218 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,214,193	2,130,331
Noncontrolling interests	(10,433)	(10,281)
Total partners' capital	2,203,760	2,120,050
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,686,191	$5,702,592
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Offshore pipeline transportation services	85,128	76,126
Refinery services	45,046	42,536
Marine transportation	50,302	52,036
Supply and logistics	235,015	207,716
Total revenues	415,491	378,414
COSTS AND EXPENSES:
Supply and logistics product costs	192,093	162,393
Supply and logistics operating costs	22,239	25,376
Marine transportation operating costs	37,242	33,022
Refinery services operating costs	27,364	20,985
Offshore pipeline transportation operating costs	17,868	17,934
General and administrative	9,976	12,221
Depreciation and amortization	56,112	46,635
Total costs and expenses	362,894	318,566
OPERATING INCOME	52,597	59,848
Equity in earnings of equity investees	11,335	10,717
Interest expense	(36,739)	(34,387)
Income before income taxes	27,193	36,178
Income tax expense	(255)	(1,001)
NET INCOME	26,938	35,177
Net loss attributable to noncontrolling interests	152	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$27,090	$35,303
NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.23	$0.32
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	118,388	109,979
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2017	117,979	$2,130,331	$(10,281)	$2,120,050
Net income (loss)	—	27,090	(152)	26,938
Cash distributions to partners	—	(83,765)	—	(83,765)
Issuance of common units for cash, net	4,600	140,537	—	140,537
Partners' capital, March 31, 2017	122,579	$2,214,193	$(10,433)	$2,203,760
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Total
Partners’ capital, January 1, 2016	109,979	$2,029,101	$(8,350)	$2,020,751
Net income	—	35,303	(126)	35,177
Cash distributions to partners	—	(72,087)	—	(72,087)
Partners' capital, March 31, 2016	109,979	$1,992,317	$(8,476)	$1,983,841
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,938	$35,177
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	56,112	46,635
Amortization of debt issuance costs and discount	2,582	2,441
Amortization of unearned income and initial direct costs on direct financing leases	(3,500)	(3,656)
Payments received under direct financing leases	5,167	5,167
Equity in earnings of investments in equity investees	(11,335)	(10,717)
Cash distributions of earnings of equity investees	15,107	15,543
Non-cash effect of equity-based compensation plans	864	(1,103)
Deferred and other tax liabilities	205	700
Unrealized loss on derivative transactions	142	1,651
Other, net	1,391	1,335
Net changes in components of operating assets and liabilities (Note 11)	(29,068)	(52,067)
Net cash provided by operating activities	64,605	41,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(61,292)	(118,252)
Cash distributions received from equity investees - return of investment	5,518	5,788
Investments in equity investees	—	(1,135)
Acquisitions	—	(25,394)
Contributions in aid of construction costs	124	4,088
Proceeds from asset sales	1,234	224
Other, net	—	130
Net cash used in investing activities	(54,416)	(134,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	216,700	319,400
Repayments on senior secured credit facility	(284,900)	(154,400)
Issuance of common units for cash, net	140,968	—
Distributions to common unitholders	(83,765)	(72,087)
Other, net	4,552	1,948
Net cash provided by (used in) financing activities	(6,445)	94,861
Net increase in cash and cash equivalents	3,744	1,416
Cash and cash equivalents at beginning of period	7,029	10,895
Cash and cash equivalents at end of period	$10,773	$12,311
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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
Recently Issued
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. Our process of evaluating the impact of this guidance on each type of revenue contract entered into with customers is ongoing. This process includes regular involvement from our implementation team in determining any significant impact on accounting treatment, processes and disclosures. While we do not believe there will be a material impact to our revenues upon adoption based on our preliminary assessment, we are continuing to evaluate the impacts of our pending adoption of this guidance and are still in the process of determining which transition approach to apply.
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
3. Inventories
The major components of inventories were as follows:

	March 31, 2017	December 31, 2016
Petroleum products	$2,621	$11,550
Crude oil	75,488	73,133
Caustic soda	5,358	4,593
NaHS	9,109	9,304
Other	2	7
Total	$92,578	$98,587
Inventories are valued at the lower of cost or market. The market value of inventories were below recorded costs by approximately $0.2 million as of March 31, 2017 without similar adjustments required as of December 31, 2016; therefore we reduced the value of inventory in our Condensed Consolidated Financial Statements for this difference in 2017.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Fixed Assets
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2017	December 31, 2016
Crude oil pipelines and natural gas pipelines and related assets	$2,848,339	$2,901,202
Machinery and equipment	467,126	427,658
Transportation equipment	17,049	17,543
Marine vessels	864,103	863,199
Land, buildings and improvements	77,986	55,712
Office equipment, furniture and fixtures	9,642	9,654
Construction in progress	481,595	440,225
Other	48,204	48,203
Fixed assets, at cost	4,814,044	4,763,396
Less: Accumulated depreciation	(591,275)	(548,532)
Net fixed assets	$4,222,769	$4,214,864
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$49,924	$39,712
Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2016:

ARO liability balance, December 31, 2016	$213,726
Accretion expense	2,808
Change in estimate	(525)
Settlements	(1,318)
ARO liability balance, March 31, 2017	$214,691
Of the ARO balances disclosed above, $26.7 million and $22.4 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively. The remainder of the ARO liability as of March 31, 2017 and December 31, 2016 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2017	$8,284
	2018	$9,619
	2019	$8,841
	2020	$9,411
	2021	$10,019
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2017 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2017 and December 31, 2016, the unamortized excess cost amounts totaled $394.2 million and $398.1 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2017	2016
Genesis’ share of operating earnings	$15,277	$14,698
Amortization of excess purchase price	(3,942)	(3,981)
Net equity in earnings	$11,335	$10,717
Distributions received	$20,625	$21,331
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company (which is our most significant equity investment):

	March 31, 2017	December 31, 2016
BALANCE SHEET DATA:
Assets
Current assets	$12,887	$17,111
Fixed assets, net	228,875	232,736
Other assets	793	861
Total assets	$242,555	$250,708
Liabilities and equity
Current liabilities	$17,797	$20,727
Other liabilities	222,886	219,644
Equity	1,872	10,337
Total liabilities and equity	$242,555	$250,708

	Three Months Ended March 31,
	2017	2016
INCOME STATEMENT DATA:
Revenues	$28,905	$28,429
Operating income	$20,787	$21,532
Net income	$19,435	$20,364

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Refinery Services:
Customer relationships	$94,654	$90,441	$4,213	$94,654	$89,756	$4,898
Licensing agreements	38,678	34,785	3,893	38,678	34,204	4,474
Segment total	133,332	125,226	8,106	133,332	123,960	9,372
Supply & Logistics:
Customer relationships	35,430	34,027	1,403	35,430	33,676	1,754
Intangibles associated with lease	13,260	4,578	8,682	13,260	4,459	8,801
Segment total	48,690	38,605	10,085	48,690	38,135	10,555
Marine contract intangibles	27,000	7,650	19,350	27,000	6,300	20,700
Offshore pipeline contract intangibles	158,101	13,868	144,233	158,101	11,788	146,313
Other	28,703	11,328	17,375	28,569	10,622	17,947
Total	$395,826	$196,677	$199,149	$395,692	$190,805	$204,887
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2017	2016
Amortization of intangible assets	$5,872	$5,992
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2017	$17,733
	2018	$21,502
	2019	$17,167
	2020	$16,249
	2021	$10,622

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2017			December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Senior secured credit facility	$1,210,000	$—	$1,210,000	$1,278,200	$—	$1,278,200
6.000% senior unsecured notes due May 2023	400,000	6,491	393,509	400,000	6,758	393,242
5.750% senior unsecured notes due February 2021	350,000	3,908	346,092	350,000	4,163	345,837
5.625% senior unsecured notes due June 2024	350,000	6,389	343,611	350,000	6,614	343,386
6.750% senior unsecured notes due August 2022	750,000	18,500	731,500	750,000	19,296	730,704
Total long-term debt	$3,060,000	$35,288	$3,024,712	$3,128,200	$36,831	$3,091,369
As of March 31, 2017, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The applicable margin varies from 1.50% to 2.75% on Eurodollar borrowings and from 0.50% to 1.75% on alternate base rate borrowings.
•Letter of credit fees range from 1.50% to 2.50%
•The commitment fee on the unused committed amount will range from 0.25% to 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
At March 31, 2017, we had $1.2 billion borrowed under our $1.7 billion credit facility, with $70.0 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $8.7 million was outstanding at March 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2017 was $481.3 million.
8. Partners’ Capital and Distributions
At March 31, 2017, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
On March 24, 2017, we issued 4,600,000 Class A common units in a public offering at a price of $30.65 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of offering costs, of approximately $140.5 million from that offering.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions
We paid or will pay the following distributions in 2016 and 2017:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2016
1st Quarter	May 13, 2016		$0.6725	$73,961
2nd Quarter	August 12, 2016		$0.6900	$81,406
3rd Quarter	November 14, 2016		$0.7000	$82,585
4th Quarter	February 14, 2017		$0.7100	$83,765
2017
1st Quarter	May 15, 2017	(1)	$0.7200	$88,257
(1) This distribution will be paid to unitholders of record as of April 28, 2017.
9. Business Segment Information
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
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;

•	Refinery services – processing high sulfur (or “sour”) gas streams as part of refining operations to remove the sulfur and selling the related by-product, NaHS;

•	Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America; and

•	Supply and logistics – terminaling, blending, storing, marketing and transporting crude oil, petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and CO2.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Refinery Services	Marine Transportation	Supply & Logistics	Total
Three Months Ended March 31, 2017
Segment Margin (a)	$87,089	$17,496	$12,963	$21,097	$138,645
Capital expenditures (b)	$2,239	$513	$9,533	$46,702	$58,987
Revenues:
External customers	$85,405	$47,271	$48,204	$234,611	$415,491
Intersegment (c)	(277)	(2,225)	2,098	404	—
Total revenues of reportable segments	$85,128	$45,046	$50,302	$235,015	$415,491
Three Months Ended March 31, 2016
Segment Margin (a)	$78,618	$21,199	$18,916	$26,148	$144,881
Capital expenditures (b)	$28,825	$325	$8,429	$88,579	$126,158
Revenues:
External customers	$76,126	$44,750	$50,660	$206,878	$378,414
Intersegment (c)	—	(2,214)	1,376	838	—
Total revenues of reportable segments	$76,126	$42,536	$52,036	$207,716	$378,414
Total assets by reportable segment were as follows:

	March 31, 2017	December 31, 2016
Offshore pipeline transportation	$2,545,979	$2,575,335
Refinery services	395,147	395,043
Marine transportation	804,706	813,722
Supply and logistics	1,889,752	1,875,403
Other assets	50,607	43,089
Total consolidated assets	5,686,191	5,702,592

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of total Segment Margin to net income:

	Three Months Ended March 31,
	2017	2016
Total Segment Margin	$138,645	$144,881
Corporate general and administrative expenses	(8,327)	(11,358)
Depreciation, amortization and accretion	(58,395)	(49,175)
Interest expense	(36,739)	(34,387)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(9,290)	(10,614)
Non-cash items not included in Segment Margin	437	(4,374)
Cash payments from direct financing leases in excess of earnings	(1,667)	(1,511)
Differences in timing of cash receipts for certain contractual arrangements (2)	2,681	2,842
Income tax expense	(255)	(1,001)
Net income attributable to Genesis Energy, L.P.	$27,090	$35,303

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.
10. Transactions with Related Parties
Sales, purchases and other transactions with affiliated companies, in the opinion of management, are conducted under terms no more or less favorable than then-existing market conditions. The transactions with related parties were as follows:

	Three Months Ended March 31,
	2017	2016
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$677	$726
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	3,022	1,976
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from from Poseidon Oil Pipeline Company, LLC (2)	241	247

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.
Amount due from Related Party
At March 31, 2017 and December 31, 2016 (i) Sandhill Group, LLC owed us $0.2 million and $0.2 million, respectively, for purchases of CO2 and (ii) Poseidon Oil Pipeline Company, LLC owed us $2.0 million and $1.6 million, respectively, for services rendered.
Transactions with Unconsolidated Affiliates
Poseidon
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2017 reflect $2.1 million of fees we earned through the provision of services under that agreement.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2017	2016
(Increase) decrease in:
Accounts receivable	$9,169	$10,810
Inventories	6,009	(19,815)
Deferred charges	(348)	(3,479)
Other current assets	(4,605)	(5,090)
Decrease in:
Accounts payable	(17,305)	(19,850)
Accrued liabilities	(21,988)	(14,643)
Net changes in components of operating assets and liabilities	(29,068)	(52,067)
Payments of interest and commitment fees, net of amounts capitalized, were $46.7 million and $45.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively. We capitalized interest of $6.0 million and $6.0 million during the three months ended March 31, 2017 and March 31, 2016.
At March 31, 2017 and March 31, 2016, we had incurred liabilities for fixed and intangible asset additions totaling $31.6 million and $57.5 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss in the Unaudited Consolidated Statements of Operations.
In accordance with NYMEX requirements, we fund the margin associated with our loss positions on commodity derivative contracts traded on the NYMEX. The amount of the margin is adjusted daily based on the fair value of the commodity contracts. The margin requirements are intended to mitigate a party's exposure to market volatility and the associated contracting party risk. We offset fair value amounts recorded for our NYMEX derivative contracts against margin funding as required by the NYMEX in Current Assets - Other in our Unaudited Consolidated Balance Sheets.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	1,220	—
Weighted average contract price per bbl	$49.91	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	175	107
Weighted average contract price per bbl	$50.83	$52.93
Crude oil swaps:
Contract volumes (1,000 bbls)	—	—
Weighted average contract price per bbl	$—	$—
Diesel futures:
Contract volumes (1,000 bbls)	27	8
Weighted average contract price per gal	$1.54	$1.51
#6 Fuel oil futures:
Contract volumes (1,000 bbls)	120	40
Weighted average contract price per bbl	$43.51	$43.05
Crude oil options:
Contract volumes (1,000 bbls)	90	55
Weighted average premium received	$1.07	$0.19
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2017 and December 31, 2016:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2017	December 31, 2016
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$299	$443
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(299)	(443)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$—	$3,321
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	—	(3,321)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(646)	$(1,772)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	646	1,772
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,424)	$(9,506)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,424	7,589
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$(1,917)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2017, we had a net broker receivable of approximately $3.7 million (consisting of initial margin of $4.1 million decreased by $0.5 million of variation margin).  As of December 31, 2016, we had a net broker receivable of approximately $5.6 million (consisting of initial margin of $5.1 million increased by $0.5 million of variation margin).  At March 31, 2017 and December 31, 2016, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2017	2016
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Supply and logistics product costs	$6,286	$(553)
Contracts not considered hedges under accounting guidance	Supply and logistics product costs	1,093	(337)
Total commodity derivatives		$7,379	$(890)
13. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value at			Fair Value at
	March 31, 2017			December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$299	$—	$—	$3,764	$—	$—
Liabilities	$(2,070)	$—	$—	$(11,278)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 12 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2017 and December 31, 2016 our senior unsecured notes had a carrying value of $1.8 billion and a fair value of $1.9 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
March 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$9,638	$1,129	$—	$10,773
Other current assets	25	—	330,749	11,072	(51)	341,795
Total current assets	31	—	340,387	12,201	(51)	352,568
Fixed assets, at cost	—	—	4,736,459	77,585	—	4,814,044
Less: Accumulated depreciation	—	—	(566,433)	(24,842)	—	(591,275)
Net fixed assets	—	—	4,170,026	52,743	—	4,222,769
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	9,656	—	388,579	132,179	(144,072)	386,342
Advances to affiliates	2,541,588	—	—	78,489	(2,620,077)	—
Equity investees	—	—	399,466	—	—	399,466
Investments in subsidiaries	2,715,463	—	80,587	—	(2,796,050)	—
Total assets	$5,266,738	$—	$5,704,091	$275,612	$(5,560,250)	$5,686,191
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$27,833	$—	$187,499	$16,277	$(155)	$231,454
Senior secured credit facility	1,210,000	—	—	—	—	1,210,000
Senior unsecured notes	1,814,712	—	—	—	—	1,814,712
Deferred tax liabilities	—	—	26,094	—	—	26,094
Advances from affiliates	—	—	2,620,077	—	(2,620,077)	—
Other liabilities	—	—	163,761	180,328	(143,918)	200,171
Total liabilities	3,052,545	—	2,997,431	196,605	(2,764,150)	3,482,431
Partners’ capital, common units	2,214,193	—	2,706,660	89,440	(2,796,100)	2,214,193
Noncontrolling interests	—	—	—	(10,433)	—	(10,433)
Total liabilities and partners’ capital	$5,266,738	$—	$5,704,091	$275,612	$(5,560,250)	$5,686,191

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$6,360	$663	$—	$7,029
Other current assets	50	—	340,555	12,237	(302)	352,540
Total current assets	56	—	346,915	12,900	(302)	359,569
Fixed assets, at cost	—	—	4,685,811	77,585	—	4,763,396
Less: Accumulated depreciation	—	—	(524,315)	(24,217)	—	(548,532)
Net fixed assets	—	—	4,161,496	53,368	—	4,214,864
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	10,696	—	390,214	133,980	(140,533)	394,357
Advances to affiliates	2,650,930	—	—	73,295	(2,724,225)	—
Equity investees	—	—	408,756	—	—	408,756
Investments in subsidiaries	2,594,882	—	80,735	—	(2,675,617)	—
Total assets	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$34,864	$—	$211,591	$14,505	$(157)	$260,803
Senior secured credit facility	1,278,200	—	—	—	—	1,278,200
Senior unsecured notes	1,813,169	—	—	—	—	1,813,169
Deferred tax liabilities	—	—	25,889	—	—	25,889
Advances from affiliates	—	—	2,724,224	—	(2,724,224)	—
Other liabilities	—	—	165,266	179,592	(140,377)	204,481
Total liabilities	3,126,233	—	3,126,970	194,097	(2,864,758)	3,582,542
Partners’ capital, common units	2,130,331	—	2,586,192	89,727	(2,675,919)	2,130,331
Noncontrolling interests	—	—	—	(10,281)	—	(10,281)
Total liabilities and partners’ capital	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$85,128	$—	$—	$85,128
Refinery services	—	—	45,034	1,810	(1,798)	45,046
Marine transportation	—	—	50,302	—	—	50,302
Supply and logistics	—	—	230,070	4,945	—	235,015
Total revenues	—	—	410,534	6,755	(1,798)	415,491
COSTS AND EXPENSES:
Supply and logistics costs	—	—	214,071	261	—	214,332
Marine transportation costs	—	—	37,242	—	—	37,242
Refinery services operating costs	—	—	27,153	2,009	(1,798)	27,364
Offshore pipeline transportation operating costs	—	—	17,106	762	—	17,868
General and administrative	—	—	9,976	—	—	9,976
Depreciation and amortization	—	—	55,487	625	—	56,112
Total costs and expenses	—	—	361,035	3,657	(1,798)	362,894
OPERATING INCOME	—	—	49,499	3,098	—	52,597
Equity in earnings of subsidiaries	63,809	—	(250)	—	(63,559)	—
Equity in earnings of equity investees	—	—	11,335	—	—	11,335
Interest (expense) income, net	(36,719)	—	3,520	(3,540)	—	(36,739)
Income before income taxes	27,090	—	64,104	(442)	(63,559)	27,193
Income tax expense	—	—	(255)	—	—	(255)
NET INCOME	27,090	—	63,849	(442)	(63,559)	26,938
Net loss attributable to noncontrolling interest	—	—	—	152	—	152
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$27,090	$—	$63,849	$(290)	$(63,559)	$27,090

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$76,126		$—	$76,126
Refinery services	—	—	42,294	803	(561)	42,536
Marine transportation	—	—	52,036	—	—	52,036
Supply and logistics	—	—	202,171	5,545	—	207,716
Total revenues	—	—	372,627	6,348	(561)	378,414
COSTS AND EXPENSES:
Supply and logistics costs	—	—	187,473	296	—	187,769
Marine transportation costs	—	—	33,022	—	—	33,022
Refinery services operating costs	—	—	20,446	1,100	(561)	20,985
Offshore pipeline transportation operating costs	—	—	17,305	629	—	17,934
General and administrative	—	—	12,221	—	—	12,221
Depreciation and amortization	—	—	46,010	625	—	46,635
Total costs and expenses	—	—	316,477	2,650	(561)	318,566
OPERATING INCOME	—	—	56,150	3,698	—	59,848
Equity in earnings of subsidiaries	68,658	—	78	—	(68,736)	—
Equity in earnings of equity investees	—	—	10,717	—	—	10,717
Gain on basis step up on historical interest	—	—	—	—	—	—
Interest (expense) income, net	(34,325)	—	3,634	(3,696)	—	(34,387)
Other income/(expense), net	—	—	—	—	—	—
Income before income taxes	34,333	—	70,579	2	(68,736)	36,178
Income tax (expense) benefit	—	—	(910)	(91)	—	(1,001)
NET INCOME	34,333	—	69,669	(89)	(68,736)	35,177
Net loss attributable to noncontrolling interest	—	—	—	126	—	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$34,333	$—	$69,669	$37	$(68,736)	$35,303

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$42,623	$—	$98,588	$2,007	$(78,613)	$64,605
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(61,292)	—	—	(61,292)
Cash distributions received from equity investees - return of investment	—	—	5,518	—	—	5,518
Investments in equity investees	(140,968)	—	—	—	140,968	—
Acquisitions	—	—	—	—	—	—
Intercompany transfers	109,342	—	—	—	(109,342)	—
Repayments on loan to non-guarantor subsidiary	—	—	1,627	—	(1,627)	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from asset sales	—	—	1,234	—	—	1,234
Other, net	—	—	—	—	—	—
Net cash used in investing activities	(31,626)	—	(52,789)	—	29,999	(54,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	216,700	—	—	—	—	216,700
Repayments on senior secured credit facility	(284,900)	—	—	—	—	(284,900)
Debt issuance costs	—	—	—	—	—	—
Intercompany transfers	—	—	(104,276)	(5,066)	109,342	—
Issuance of common units for cash, net	140,968	—	140,968	—	(140,968)	140,968
Distributions to partners/owners	(83,765)	—	(83,765)	—	83,765	(83,765)
Distributions to noncontrolling interest	—	—	—	—	—	—
Other, net	—	—	4,552	3,525	(3,525)	4,552
Net cash provided by financing activities	(10,997)	—	(42,521)	(1,541)	48,614	(6,445)
Net increase in cash and cash equivalents	—	—	3,278	466	—	3,744
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$9,638	$1,129	$—	$10,773

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$33,558	$—	$70,795	$3,661	$(66,908)	$41,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(118,252)	—	—	(118,252)
Cash distributions received from equity investees - return of investment	—	—	5,788	—	—	5,788
Investments in equity investees	—	—	(1,135)	—	—	(1,135)
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(126,471)	—	—	—	126,471	—
Repayments on loan to non-guarantor subsidiary	—	—	1,471	—	(1,471)	—
Contributions in aid of construction costs	—	—	4,088	—	—	4,088
Proceeds from asset sales	—	—	224	—	—	224
Other, net	—	—	130	—	—	130
Net cash used in investing activities	(126,471)	—	(133,080)	—	125,000	(134,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	319,400	—	—	—	—	319,400
Repayments on senior secured credit facility	(154,400)	—	—	—	—	(154,400)
Proceeds from issuance of senior unsecured notes	—	—	—	—	—	—
Repayment of senior unsecured notes	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Intercompany transfers	—	—	133,203	(6,733)	(126,470)	—
Issuance of common units for cash, net	—	—	—	—	—	—
Distributions to partners/owners	(72,087)	—	(72,087)	—	72,087	(72,087)
Distributions to noncontrolling interest	—	—	—	—	—	—
Other, net	—	—	1,948	3,709	(3,709)	1,948
Net cash provided by financing activities	92,913	—	63,064	(3,024)	(58,092)	94,861
Net (decrease) increase in cash and cash equivalents	—	—	779	637	—	1,416
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$9,067	$3,238	$—	$12,311

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview
We reported net income attributable to Genesis Energy, L.P. of $27.1 million, or $0.23 per common unit, during the three months ended March 31, 2017 (“2017 Quarter”) compared to net income attributable to Genesis Energy, L.P. of $35.3 million, or $0.32 per common unit, during the three months ended March 31, 2016 (“2016 Quarter”). This decrease principally relates to an increase in depreciation expense for assets placed into service (including those at our Port of Baton Rouge Facility placed into service during 2016) and an overall decrease in Segment Margin (as discussed in more detail herein).
These items were partially offset by a decrease in general and administrative expenses, primarily related to the $3.3 million in severance and restructuring expenses we took during the 2016 Quarter.
Cash flow from operating activities was $64.6 million for the 2017 Quarter compared to $41.1 million for the 2016 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") was $93.0 million for the 2017 Quarter, a decrease of $4.8 million, or 5%, from the 2016 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $138.6 million for the 2017 Quarter, a decrease of $6.2 million, or 4%, from the 2016 Quarter.
While certain headwinds persist, we are encouraged by the performance of our base businesses some of which we feel are bottoming and poised to potentially deliver increasing financial contributions in future periods with little or no additional capital required. As expected, even though we experienced certain delays, our growth projects are starting to contribute and will accelerate as we reach full operational capability across our suite of projects.
We are beginning to have line of sight on record volumes to be moved on our crude oil pipelines out of the deepwater Gulf of Mexico, a trend we would expect to continue in coming years based on current activities by our customers. We are handling increasing volumes across our Baton Rouge corridor footprint, with both imports of intermediate refined products from international sources and crude by rail from Canada. We are experiencing increasing volumes in Wyoming as operators ramp up drilling activity. We are experiencing increased utilization of our marine assets, and approaching 100% daily use of our inland, black oil barges. We extended our largest refinery service agreement with our host refinery in Westlake through 2028. Our expanded capabilities in Texas are fully operational and will begin contributing as of May 1. Raceland, including our ability to competitively move Poseidon volumes onshore, should be fully operational in June.
Additionally, we recently identified and contracted for certain organic growth opportunities, with by far the largest spend to be in and around our existing Baton Rouge corridor footprint. For this project which expands our volume handling and other service capabilities, we entered into contracts with minimum commitments supporting our investment.
These incremental opportunities underpinned our to decision to raise additional equity during the 2017 Quarter. On March 24, 2017, we closed a public offering of 4,600,000 common units generating proceeds, net of offering costs, of $140.5 million.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distribution Increase
In April 2017, we declared our forty-seventh consecutive increase in our quarterly distribution to our common unitholders. In May 2017, we will pay a distribution of $0.72 per unit related to the 2017 Quarter.

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
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2017 Quarter increased $37 million, or 10%, from the 2016 Quarter. Additionally, our costs and expenses increased $44 million, or 14%, between those two periods.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our supply and logistics segment. The increase in our revenues and costs between those two quarterly periods is primarily attributable to increases in market prices for such purchases and sales. In general, we do not expect fluctuations in prices for crude oil and natural gas to materially affect our net income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure through the broad use of fee based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. The same correlation would be true in the case of higher crude oil and petroleum products prices.
As discussed throughout this document and throughout our Annual Report on Form 10-K, we have some indirect exposure to certain changes in prices for crude oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “Risks Related to Our Business”.
Prices of crude oil have partially recovered since the 2016 Quarter. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased 55.2% to $51.91 per barrel in the 2017 Quarter, as compared to $33.45 per barrel in the 2016 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. However, due to the indirect exposure to changes in prices discussed above, the factors addressed in our supply and logistics segment discussion below, and the fact the crude oil prices have remained low for an extended period of time as compared to the five year period before 2015 , our crude oil and petroleum product sales volumes have continued to decline, including a 33% decrease in the 2017 Quarter as compared to the 2016 Quarter.
Increases in certain of our operating costs between the respective quarters, such as those associated with our refinery services and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
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

Segment Margin
The contribution of each of our segments to total Segment Margin in the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Offshore pipeline transportation	$87,089	$78,618
Refinery services	17,496	21,199
Marine transportation	12,963	18,916
Supply and logistics	21,097	26,148
Total Segment Margin	$138,645	$144,881
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our legacy stock appreciation rights plan and includes the non-income portion of payments received under direct financing leases. Our reconciliation of total Segment Margin to net income reflects that Segment Margin (as defined above) excludes corporate general and administrative expenses, non-cash gains and charges, depreciation, amortization and accretion, interest expense, certain non-cash items, the non-cash effects of our stock appreciation rights plan and unrealized gains and losses on derivative transactions not designated as hedges for accounting purposes. See "Non-GAAP Financial Measures" for further discussion surrounding total Segment Margin.
A reconciliation of total Segment Margin to net income for the periods presented is as follows:

	Three Months Ended March 31,
	2017	2016
Total Segment Margin	$138,645	$144,881
Corporate general and administrative expenses	(8,327)	(11,358)
Depreciation, amortization and accretion	(58,395)	(49,175)
Interest expense	(36,739)	(34,387)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(9,290)	(10,614)
Non-cash items not included in Segment Margin	437	(4,374)
Cash payments from direct financing leases in excess of earnings	(1,667)	(1,511)
Differences in timing of cash receipts for certain contractual arrangements (2)	2,681	2,842
Income tax expense	(255)	(1,001)
Net income attributable to Genesis Energy, L.P.	$27,090	$35,303
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2) Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Offshore crude oil pipeline revenue	$71,274	$63,384
Offshore natural gas pipeline revenue	13,854	12,742
Offshore pipeline operating costs, excluding non-cash expenses	(15,556)	(17,808)
Distributions from equity investments (1)	20,350	20,852
Other	(2,833)	(552)
Offshore pipeline transportation Segment Margin	$87,089	$78,618

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	238,111	196,873
Poseidon	260,307	249,615
Odyssey	114,617	107,789
GOPL (2)	9,474	6,194
Total crude oil offshore pipelines	622,509	560,471

Natural gas transportation volumes (MMBtus/d)	571,023	603,407

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	238,111	196,873
Poseidon	166,596	159,754
Odyssey	33,239	31,259
GOPL (2)	9,474	6,194
Total crude oil offshore pipelines	447,420	394,080

Natural gas transportation volumes (MMBtus/d)	279,528	309,669

(1)
Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2017 and 2016, respectively.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Offshore pipeline transportation Segment Margin for the 2017 Quarter increased $8.5 million, or 11%, from the 2016 Quarter. The increase was the result of new production primarily attributable to 2016 drilling activity that predominantly occurred near existing infrastructure due to attractive economics even in current pricing conditions. Our extensive pipeline network benefited ratably from this activity.

Refinery Services Segment
Operating results for our refinery services segment were as follows:

	Three Months Ended March 31,
	2017	2016
Volumes sold (in Dry short tons "DST"):
NaHS volumes	34,529	31,806
NaOH (caustic soda) volumes	16,407	18,762
Total	50,936	50,568

Revenues (in thousands):
NaHS revenues	$37,414	$34,318
NaOH (caustic soda) revenues	8,601	8,993
Other revenues	1,256	1,439
Total external segment revenues	$47,271	$44,750

Segment Margin (in thousands)	$17,496	$21,199

Average index price for NaOH per DST (1)	$568	$415
(1) Source: IHS Chemical. In the fourth quarter of 2016, IHS posted a non-market adjustment to previously posted US Caustic Soda Index prices. This adjustment is reflected in our disclosed index prices.
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Refinery services Segment Margin for the 2017 Quarter decreased $3.7 million, or 17%. The 2017 Quarter results include the effects of commercial discussions with certain of our host refineries as well as a large number of our NaHS customers, which resulted in extending the term and tenor of a large number of contractual relationships. This includes the extension of our largest refinery services agreement at our Westlake facility through 2026. We would expect the effects of these discussions and reworked contractual relationships to continue going forward.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 83 barges (74 inland and 9 offshore) with a combined transportation capacity of 2.9 million barrels, 43 push/tow boats (34 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2017	2016
Revenues (in thousands):
Inland freight revenues	$21,450	$22,932
Offshore freight revenues	18,141	21,193
Other rebill revenues (1)	10,711	7,911
Total segment revenues	$50,302	$52,036

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$37,339	$33,120

Segment Margin (in thousands)	$12,963	$18,916

Fleet Utilization: (2)
Inland Barge Utilization	90.1%	95.0%
Offshore Barge Utilization	96.5%	85.4%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Marine transportation Segment Margin for the 2017 Quarter decreased $6.0 million, or 31%, from the 2016 Quarter. The decrease in Segment Margin is primarily due to a combination of lower utilization and lower day rates on our inland fleet, as well as lower day rates on our offshore fleet (which offset higher utilization as adjusted for planned dry docking time). This excludes the M/T American Phoenix which is under long term contract through September 2020. In our inland fleet, we experienced a temporary drop in utilization in the first month in the quarter resulting from a temporary decline in demand from one of our major refinery customers; however, we ended that quarter at close to full utilization. We continue to see a strengthening in utilization and stabilization in spot day rates, especially in the black oil, or heavy intermediate refined products trade, the trade to which we have almost exclusively committed our inland barges. In addition, several of our inland units came off of higher rate term contracts and were placed temporarily into spot service before being placed into higher rate term service towards the end of the quarter. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have continued to choose to primarily place them in spot service or short-term (less than a year) service, as we continue to believe the day rates currently being offered by the market are at, or approaching, cyclical lows. This includes one of our last legacy offshore contracts, which expired and was re-priced into the spot market.
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

•
purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers and selling those products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets.

We also use our terminal facilities to take advantage of contango market conditions, to gather and market crude oil, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products.
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity, sulfur content and metals content. The refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help the refineries in our areas of operation identify crude oil sources and transport crude oil meeting their requirements. The imbalances and inefficiencies relative to meeting the refiners’ requirements may also provide opportunities for us to utilize our purchasing and logistical skills and assets to meet their demands. The pricing in the majority of our crude oil purchase contracts contains a market price component and a deduction to cover the cost of transportation and to provide us with a margin. Contracts sometimes contain a grade differential which considers the chemical composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.
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

Operating results from our supply and logistics segment were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gathering, marketing, and logistics revenue	$219,689	$189,565
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	14,737	16,513
Payments received under direct financing leases not included in income	1,667	1,511
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(193,053)	(160,239)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(22,287)	(25,122)
Other	344	3,920
Segment Margin	$21,097	$26,148

Volumetric Data (average barrels per day):
Onshore crude oil pipelines:
Texas	7,914	73,358
Jay	15,305	13,773
Mississippi	8,818	11,614
Louisiana (1)	82,632	29,525
Wyoming	16,546	7,192
Onshore crude oil pipelines total	131,215	135,462

CO2 pipeline (average Mcf/day):
Free State	90,942	131,625

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	47,065	69,982
Rail load/unload volumes (2)	53,573	21,209
(1) Total daily volume for the three months ended March 31, 2017, includes 32,061 barrels per day of intermediate refined products associated with our new Port of Baton Rouge Terminal pipelines which became operational in the fourth quarter of 2016.
(2) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Segment Margin for our supply and logistics segment decreased by $5.1 million, or 19%, between the 2017 Quarter and the 2016 Quarter. This was primarily the result of an indefinite reduction in the southward bound legacy pipeline volumes to the Texas City refining market. Our historical customers in Texas City made alternative arrangements to receive crude oil as a result of our expansion and repurposing of our facilities which were placed into service on May 1, 2017. These decreases were partially offset by a ramp up in volumes associated with our rail and other infrastructure included in our Baton Rouge facilities during the 2017 Quarter. The decrease in Segment Margin is also partially due to lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. We have found it difficult to compete with certain participants in the market who are willing to lose money on local gathering because they are attempting to minimize their losses from minimum volume or take-or-pay commitments they previously made in anticipation of new production that has not yet and is unlikely to come online.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2017	2016
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$7,921	$11,328
Segment	784	868
Equity-based compensation plan expense	684	(232)
Third party costs related to business development activities and growth projects	587	257
Total general and administrative expenses	$9,976	$12,221
Total general and administrative expenses decreased $2.2 million between the 2017 Quarter and the 2016 Quarter primarily due to the one-time charge we took during the 2016 Quarter to reflect certain severance and restructuring expenses of approximately $3.3 million.
Depreciation and amortization expense

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation expense	$49,924	$39,712
Amortization of intangible assets	5,872	5,992
Amortization of CO2 volumetric production payments	316	931
Total depreciation and amortization expense	$56,112	$46,635
Total depreciation and amortization expense increased $9.5 million between the 2017 Quarter and the 2016 Quarter primarily as a result of placing additional assets into service (including those at our Port of Baton Rouge Facility placed into service during the fourth quarter of 2016).
Interest expense, net

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$11,583	$9,371
Interest expense, senior unsecured notes	28,609	28,609
Amortization of debt issuance costs and discount	2,582	2,441
Capitalized interest	(6,035)	(6,034)
Net interest expense	$36,739	$34,387
Net interest expense increased $2.4 million between the 2017 Quarter and the 2016 Quarter primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets. Total Capitalized interest costs were unchanged from the prior year period.
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

Other
In addition to the items previously discussed, net income for the 2017 Quarter included a $0.1 million unrealized loss on derivative positions as compared to a $1.7 million unrealized loss on derivative positions in the 2016 Quarter.
Liquidity and Capital Resources
General
As of March 31, 2017, we had $481.3 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At March 31, 2017, our long-term debt totaled $3 billion, consisting of $1.2 billion outstanding under our credit facility (including $70 million borrowed under the inventory sublimit tranche) and $1.8 billion of senior unsecured notes, comprised of $350 million carrying amount due on February 15, 2021, $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, and $750 million carrying amount due August 1, 2022.
On March 24, 2017, we issued 4,600,000 Class A common units in a public offering at a price of $30.65 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of offering costs, of approximately $140.5 million from that offering.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to opportunistically acquiring assets and businesses and constructing new facilities.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $400.0 million of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in August 2017. We expect to file a replacement universal shelf registration statement before our EDP Shelf expires. As of March 31, 2017, we have issued no additional units under this program.
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
    See Note 11 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2017 and March 31, 2016.
Net cash flows provided by our operating activities for the 2017 Quarter were $64.6 million compared to $41.1 million for the 2016 Quarter. This increase in operating cash flow is primarily due to a decrease in working capital needs.
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

Capital Expenditures and Business and Asset Acquisitions
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2017 and March 31, 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,047	$145
Refinery services assets	513	325
Marine transportation assets	4,927	2,904
Supply and logistics assets	1,142	1,070
Information technology systems	52	380
Total maintenance capital expenditures	8,681	4,824
Growth capital expenditures:
Offshore pipeline transportation assets	$192	$1,345
Refinery services assets	—	—
Marine transportation assets	4,606	5,525
Supply and logistics assets	45,560	87,509
Information technology systems	158	4,799
Total growth capital expenditures	50,516	99,178
Total capital expenditures for fixed and intangible assets	59,197	104,002
Capital expenditures for acquisitions, net of liabilities assumed:
Acquisition of remaining interest in Deepwater Gateway (1)	—	26,200
Total business combinations capital expenditures	—	26,200
Capital expenditures related to equity investees	—	1,135
Total capital expenditures	$59,197	$131,337

(1)	Amount represents our purchase price for our purchase of the remaining 50% interest in Deepwater Gateway in the first quarter of 2016.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
We anticipate spending approximately $125.0 million, inclusive of capitalized interest, during the remainder of 2017 for projects currently under construction. The most significant of our recent projects are described below.
Baton Rouge Area Infrastructure Expansion
We are currently expanding our existing Baton Rouge area infrastructure to allow for greater capacity and flexibility in servicing our major refinery customer in the region. This expansion includes the construction of an additional 500,000 barrels of crude oil tankage at our existing Baton Rouge Terminal. Additionally, this expansion will include the upgrading of pumping and other infrastructure capabilities in order to allow for the efficient handling of expected increases in crude oil volumes received at our Baton Rouge area facilities. We expect these assets to become operational in the first quarter of 2018.
Houston Area Crude Oil Pipeline and Terminal Infrastructure
We are constructing new, and expanding existing, crude oil pipeline and terminal facilities in Webster, Texas and Texas City, Texas as a result of expanding our crude oil pipeline and terminal infrastructure in the Houston area. We are constructing a new crude oil pipeline that will deliver crude oil received from upstream crude oil pipelines (including CHOPS, which delivers crude oil originating in the deepwater Gulf of Mexico to the Texas City area) to our new Texas City Terminal, which will ultimately connect to our existing 18-inch Webster to Texas City crude oil pipeline. Our new Texas City Terminal will initially include approximately 750,000 barrels of crude oil tankage. As a part of this project, we are also making the necessary upgrades on our existing 18-inch Webster to Texas City crude oil pipeline to reverse the direction of flow. The result of this expanded crude oil infrastructure will allow additional optionality to Houston and Baytown area refineries, including the ExxonMobil

Baytown refinery, its largest refinery in the U.S.A., and provide additional delivery outlets for other crude oil pipelines.  We expect these assets to become operational in the second quarter of 2017.
Raceland Terminal and Crude Oil Pipeline
We are constructing a new crude oil terminal and pipeline in Raceland, Louisiana that will be connected to existing midstream infrastructure that will provide further distribution to the Louisiana refining markets. Our new Raceland Terminal will consist of 515,000 barrels of crude oil tankage and unit train unloading facilities capable of unloading up to two unit trains per day. We are also constructing a new crude oil pipeline that will deliver crude oil received from the Poseidon system, which currently delivers crude oil originating in the deepwater Gulf of Mexico to the Houma, Louisiana area, to our new Raceland Terminal for further distribution. We expect these assets to become fully operational in the second quarter of 2017.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 20 of those barges and 15 of those push boats through March 31, 2017. We expect to take delivery of those remaining vessels periodically through 2017 and 2018.
Maintenance Capital Expenditures
Our increase in maintenance capital expenditures for the 2017 Quarter as compared to the 2016 Quarter includes an increase relating to our marine transportation segment, where the replacement costs of certain vessel parts and components resulted in higher spending in the 2017 Quarter. In addition, spending increased in our offshore pipeline transportation segment relating to several maintenance capital projects on our offshore pipeline and platform assets. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On May 15, 2017, we will pay a distribution of $0.72 per common unit totaling $88 million with respect to the 2017 Quarter to common unitholders of record on April 28, 2017. This is the forty-seventh consecutive quarter in which we have increased our quarterly distribution. Information on our recent distribution history is included in Note 8 to our Unaudited Condensed Consolidated Financial Statements.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$27,090	$35,303
Depreciation, amortization and accretion	58,395	49,175
Cash received from direct financing leases not included in income	1,667	1,511
Cash effects of sales of certain assets	1,234	2,974
Effects of distributable cash generated by equity method investees not included in income	9,290	10,614
Expenses related to acquiring or constructing growth capital assets	587	256
Unrealized loss (gain) on derivative transactions excluding fair value hedges, net of changes in inventory value	(959)	2,154
Maintenance capital utilized (1)	(2,775)	(1,570)
Non-cash tax expense	205	700
Differences in timing of cash receipts for certain contractual arrangements (2)	(2,681)	(2,842)
Other items, net	978	(481)
Available Cash before Reserves	93,031	97,794

(1)	For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" discussed below.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows from Operating Activities	$64,605	$41,106
Adjustments to reconcile net cash flow provided by operating activities to Available Cash before Reserves:
Maintenance capital utilized (1)	(2,775)	(1,570)
Proceeds from asset sales	1,234	2,974
Amortization and writeoff of debt issuance costs, including premiums and discounts	(2,582)	(2,441)
Effects of available cash of equity method investees not included in operating cash flows	5,518	5,788
Net changes in components of operating assets and liabilities not included in calculation of Available Cash before Reserves	29,068	52,067
Non-cash effect of equity based compensation expense	(1,144)	400
Expenses related to acquiring or constructing assets that provide new sources of cash flow	587	256
Differences in timing of cash receipts for certain contractual arrangements (2)	(2,681)	(2,842)
Other items, net	1,201	2,056
Available Cash before Reserves	93,031	97,794

(1)	For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" discussed below.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.

Non- GAAP Financial Measures
General

To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of total Segment Margin to net income is also included in our segment disclosure in Note 9 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of total Segment Margin to net income is included in our segment disclosure in Note 9 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
Disclosure Format Relating to Maintenance Capital
We use a modified format relating to maintenance capital requirements because our maintenance capital expenditures vary materially in nature (discretionary vs. non-discretionary), timing and amount from time to time. We believe that, without such modified disclosure, such changes in our maintenance capital expenditures could be confusing and potentially misleading to users of our financial information, particularly in the context of the nature and purposes of our Available Cash before Reserves measure. Our modified disclosure format provides those users with information in the form of our maintenance capital utilized measure (which we deduct to arrive at Available Cash before Reserves). Our maintenance capital utilized measure constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period.
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
Initially, substantially all of our maintenance capital expenditures were (a) related to our pipeline assets and similar infrastructure, (b) non-discretionary in nature and (c) immaterial in amount as compared to our Available Cash before Reserves measure. Those historical expenditures were non-discretionary (or mandatory) in nature because we had very little (if any) discretion as to whether or when we incurred them. We had to incur them in order to continue to operate the related pipelines in a safe and reliable manner and consistently with past practices. If we had not made those expenditures, we would not have been able to continue to operate all or portions of those pipelines, which would not have been economically feasible. An example of a non-discretionary (or mandatory) maintenance capital expenditure would be replacing a segment of an old pipeline because one can no longer operate that pipeline safely, legally and/or economically in the absence of such replacement.
As we exist today, a substantial amount of our maintenance capital expenditures from time to time will be (a) related to our assets other than pipelines, such as our marine vessels, trucks and similar assets, (b) discretionary in nature and (c) potentially material in amount as compared to our Available Cash before Reserves measure. Those expenditures will be discretionary (or non-mandatory) in nature because we will have significant discretion as to whether or when we incur them. We will not be forced to incur them in order to continue to operate the related assets in a safe and reliable manner. If we chose not make those expenditures, we would be able to continue to operate those assets economically, although in lieu of maintenance capital expenditures, we would incur increased operating expenses, including maintenance expenses. An example of a discretionary (or non-mandatory) maintenance capital expenditure would be replacing an older marine vessel with a new marine vessel with substantially similar specifications, even though one could continue to economically operate the older vessel in spite of its increasing maintenance and other operating expenses.
In summary, as we continue to expand certain non-pipeline portions of our business, we are experiencing changes in the nature (discretionary vs. non-discretionary), timing and amount of our maintenance capital expenditures that merit a more detailed review and analysis than was required historically. Management’s recently increasing ability to determine if and when to incur certain maintenance capital expenditures is relevant to the manner in which we analyze aspects of our business relating to discretionary and non-discretionary expenditures. We believe it would be inappropriate to derive our Available Cash before Reserves measure by deducting discretionary maintenance capital expenditures, which we believe are similar in nature in this context to certain other discretionary expenditures, such as growth capital expenditures, distributions/dividends and equity buybacks. Unfortunately, not all maintenance capital expenditures are clearly discretionary or non-discretionary in nature. Therefore, we developed a measure, maintenance capital utilized, that we believe is more useful in the determination of Available Cash before Reserves. Our maintenance capital utilized measure, which is described in more detail below, constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period.
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
Because we did not initially use our maintenance capital utilized measure, our future maintenance capital utilized calculations will reflect the utilization of solely those maintenance capital expenditures incurred since December 31, 2013.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2016, nor do we have any debt or equity triggers based upon our unit or commodity prices.
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

•
the effects of production declines resulting from the suspension of drilling in the Gulf of Mexico and the effects of future laws and government regulation resulting from the Macondo accident and crude oil spill in the Gulf;

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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 12 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
There were no changes during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 4, 2017	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer