Form 10-K
period 2017-12-31
GENESIS ENERGY LP
filed 2018-02-26
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2017 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $3.3 billion based on $31.73 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 26, 2018, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2017 FORM 10-K ANNUAL REPORT

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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

•
demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash,caustic soda and CO2, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, conservation and technological advances;

•	throughput levels and rates;

•	changes in, or challenges to, our tariff rates;

•
our ability to successfully identify and close strategic acquisitions on acceptable terms (including obtaining third-party consents and waivers of preferential rights), develop or construct infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

•	service interruptions in our pipeline transportation systems, and processing operations;

•
shutdowns or cutbacks at refineries, petrochemical plants, utilities, individual plants or other businesses for which we transport crude oil, petroleum, natural gas or other products or to whom we sell soda ash, petroleum or other products;

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

•
cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level or to increase quarterly cash distributions in the future;

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing - for a large area of the Gulf Coast region of the crude oil and natural gas industry and (ii) the largest producer in the world of natural soda ash. Our sulfur removal business results in us being the largest producer, we believe, in the world of sodium hydrosulfide (or NaHS, pronounced “nash”).
Historically, a substantial majority of our focus has been on the midstream segment of the crude oil and natural gas industry in the Gulf of Mexico, Gulf Coast region of the United States and Wyoming. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for almost 70 years and has an estimated remaining reserve life (based on 2017 production) of over 100 years. Within our legacy midstream business, we have two distinct, complementary types of operations-(i) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2017. Our legacy midstream business has a diverse portfolio of customers, operations and assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks.
Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:

•	one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 18% of the oil produced in the U.S. in 2017,

•	the largest producer and marketer (based on tons produced), we believe, of NaHS in North and South America,

•	the largest producer (based on tons produced) of natural soda ash in the world, and

•
one of the largest providers of crude oil and petroleum transportation, storage, and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. Our outstanding common units (including our Class B common units), and our outstanding Class A convertible preferred units, representing limited partner interests, constitute all of the economic equity interests in us.
We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services (which includes our newly acquired Alkali Business and our sulfur removal business), onshore facilities and transportation and marine transportation. Our disclosures related to prior periods have been recast to reflect our reorganized segments as well as our revised approach to defining and presenting Non-GAAP measures. For additional information, please review the section entitled "Financial Measures."

Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, Mississippi and Alabama. This segment provides services to one of the most active drilling and development regions in the U.S.—the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2017. Even though those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil companies and large independent crude oil producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,431 miles of crude oil pipelines with an aggregate design capacity of approximately 1,800 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO"), which is a deepwater pipeline servicing the Lucius field in the southern Keathley Canyon area of the Gulf of Mexico.
Our interests in offshore natural gas pipeline systems and related infrastructure includes approximately 977 miles of pipe with an aggregate design capacity of approximately 3,413 MMcf per day. We also own an interest in five offshore hub platforms with aggregate processing capacity of approximately 711 MMcf per day of natural gas and 159 MBbls per day of crude oil.
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
Sodium Minerals and Sulfur Services Segment
This segment includes operations of our new Alkali Business and our sulfur removal business.
Our Alkali business owns the largest leasehold position of accessible trona ore reserves in the Green River trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves. Our Alkali Business holds leases covering approximately 88,000 acres of land, containing an estimated 830 million metric tonnes of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years based on its 2017 production rate, soda ash production facilities, underground trona ore mines and solution mining operations and related equipment, logistics and other assets.
Our Alkali Business has been mining trona and producing soda ash in the Green River trona patch for almost 70 years. All of our Alkali Business’ mining and processing activities are conducted at its “Westvaco” and “Granger” facilities in Wyoming. Utilizing our two facilities near Green River, WY, our Alkali Business involves the mining of trona ore, processing the trona ore into soda ash, also known as sodium carbonate (Na2Co3), and the marketing, selling and distribution of the soda ash and specialty products.
We sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells through the American Natural Soda Ash Corporation, or ANSAC, exclusively in all other markets. ANSAC is a nonprofit foreign sales association of which our Alkali Business and two other U.S. soda ash producers are members, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. ANSAC is our Alkali Business’ largest customer. See Note 14 for a further discussion of ANSAC.
Soda ash is utilized by our customers as basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. The global market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals, in California.

As part of our sulfur removal business, we primarily (i) provide services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of five years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest marketers of NaHS in North and South America.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals, railcars, and rail loading and unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our recently completed or ongoing growth initiatives in areas such as Louisiana, Texas and Wyoming.
We own five onshore crude oil pipeline systems, with approximately 600 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi, Texas and Wyoming. The Federal Energy Regulatory Commission, or FERC, regulates the rates charged by five of our onshore systems to their customers. The rates for the other onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers. Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
We own five operational crude oil rail loading/unloading facilities located in Baton Rouge, Louisiana; Raceland, Louisiana; Walnut Hill, Florida; Natchez, Mississippi and Douglas, Wyoming which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities. Four of these facilities, our Baton Rouge, Louisiana, Raceland, Louisiana, Walnut Hill, Florida, and Douglas, Wyoming facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk. In addition to the above, we have access to a suite of more than 200 trucks, 400 trailers, 504 railcars, and terminals and tankage with 4.6 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast.
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
Marine Transportation Segment
We own a fleet of 89 barges (80 inland and 9 offshore) with a combined transportation capacity of 3.1 million barrels and 42 push/tow boats (33 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for over 80% of our marine transportation volumes for 2017.
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
Our Objectives and Strategies
Our primary objective continues to be to generate and grow stable cash flows while never wavering from our commitment to safe and responsible operations. We recently made the strategic decision to re-set our quarterly distribution and provided a plan for visible, achievable long term distribution growth and a clear path forward to deleveraging. We believe these steps, along with the future stable and repeatable cash flows from the acquisition of our Alkali Business as well as the anticipated ramp from our recent strategic investments, provide a clear path forward to deleveraging and further enhancing our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow stable cash flows.
On September 1, 2017, we acquired our Alkali Business, which is the world’s largest producer of natural soda ash. Natural soda ash accounts for approximately 25% of the world’s production of soda ash. We believe the significant cost advantage in the production of natural soda ash over synthetically produced soda ash will remain for the foreseeable future, somewhat mitigating the effects of market specific factors in the soda ash market in which we operate.
 Within our legacy midstream business, we have two distinct, complementary types of operations: (i) our onshore-based crude oil and refined petroleum products transportation, onshore facilities and transportation, and handling operations, focusing predominantly on refinery-centric customers (as opposed to producers), and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties. In 2016, refiners were the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The integrated and large independent energy companies that use our offshore oil pipelines produce oil that is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays.
We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our businesses;

•	Economically expanding our pipeline and terminal operations;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.
Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited direct commodity price risks;

•	Maintain a sound, disciplined capital structure, including through our recently announced plan to provide long term distribution growth and a clear path forward to deleveraging; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on (i) providing offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies (ii) producing sodium minerals and (iii) providing onshore-based refinery-centric crude oil and refined products transportation and handling services. We are not dependent upon any one customer or principal location for our revenues.

•
Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry . We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 18% of the oil produced in the U.S. in 2017. We are the largest producer (based on tons produced) of natural soda ash in the world. We believe we are the largest producer and marketer (based on tons produced) of NaHS in North and South America. We are one of the largest providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

•
Our Alkali Business has significant cost advantages over synthetic production methods. Our Alkali Business has significant cost advantages over synthetic production methods, including lower raw material and energy requirements. According to IHS, on average, the cash cost to produce material soda ash has been about half of the cost to produce synthetic soda ash.

•
Our businesses provide relatively consistent consolidated financial performance. Our historically consistent and improving financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable and increasing cash flows.

•
We are financially flexible and have significant liquidity. As of December 31, 2017, we had $599.8 million available under our $1.7 billion revolving credit agreement, including up to $171.0 million available under the $200 million petroleum products inventory loan sublimit and $99.0 million available for letters of credit. Our inventory borrowing base was $29.0 million at December 31, 2017.

•
We have limited direct commodity price risk exposure in our oil and gas and NaHS businesses. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our direct exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires us to monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory not in excess of $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties, in one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2017.

•
Our expertise and reputation for high performance standards and quality enable us to provide refiners with economic and proven services. Our extensive understanding of the sulfur removal process and crude oil refining can provide us with an advantage when evaluating new opportunities and/or markets.

•
Some of our pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our refiner and producer customers. In addition, a majority of our terminals are located in areas that can be accessed by pipeline, truck, rail or barge.

•
Some of our onshore facilities and transportation assets are operationally flexible. Our portfolio of trucks, railcars, barges and terminals affords us flexibility within our existing regional footprint and provides us the capability to enter new markets and expand our customer relationships.

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

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2016. Additional information regarding most of these items may be found elsewhere in this report.
Alkali Business Acquisition
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. Our Alkali Business produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for almost 70 years and has an estimated remaining reserve life (based on 2017 production) of over 100 years. Our Alkali business owns the largest leasehold position of accessible trona ore reserves in the Green River trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves As a result of this acquisition, we are the world's leading producer of natural soda ash, which has significant cost advantages over synthetically produced soda ash.
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
Baton Rouge Area Infrastructure Expansion
We are currently expanding our existing Baton Rouge area infrastructure to allow for greater capacity and flexibility in servicing our major refinery customer in the region. This expansion includes the construction of an additional 500,000 barrels of crude oil tankage at our existing Baton Rouge Terminal. Additionally, this expansion will include the upgrading of pumping and other infrastructure capabilities in order to allow for the efficient handling of expected increases in crude oil volumes received at our Baton Rouge area facilities. We expect these assets to become operational in the first half of 2018.
Wyoming Infrastructure Expansion

We have recently begun construction of a new gathering system to connect crude oil production to our existing Powder River basin pipeline infrastructure. This new gathering system is supported by a new long-term contract with one of the leading operators in the Powder River basin. The operator will dedicate approximately 150,000 acres to the new gathering system and a total of 300,000 acres to our Powder River basin pipeline infrastructure for a period of ten years, including approximately 150,000 acres that had previously been dedicated. We expect the new gathering system to become operational throughout 2018 depending on the pace of upstream activity.
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
Inland Marine Barge Transportation Expansion
In 2016, we ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. Through December 31, 2017, we had periodically accepted delivery of all but two barges. We expect to take delivery of those remaining vessels in 2018.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.
The following chart depicts our organizational structure at December 31, 2017.

Unitholders
122,539,221 Class A Common Units
39,997 Class B Common Units
22,411,728 Class A Convertible Preferred Units
Non-economic General Partner Interest
Genesis Energy, L.P. (and subsidiaries)
100%
Genesis Energy, LLC (our general partner)
Segments
Offshore Pipeline Trans.
Sodium Minerals and Sulfur Services
Onshore Facilities and Transportation
Marine Transportation

Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. These segments are strategic business units that provide a variety of energy-related services. Financial information with respect to each of our segments can be found in Note 13 to our Consolidated Financial Statements in Item 8.
We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and large industrial and commercial enterprises. Our onshore-based operations, excluding those associated with our Alkali Business, occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/

balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining byproducts. Within our Alkali Business, we sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2017.
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	213,527	213,527
Poseidon	Genesis	367	350,000	64%	253,547	162,270
Odyssey	Shell Pipeline	120	200,000	29%	116,408	33,758
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	8,185	8,185
Total		1,051	1,089,000		591,667	417,740

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

(1)
Capacity figures presented represent 100% of the design capacity; except for Eugene Island, which represents our net capacity in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.

(2)	Represents 100% owned lateral crude oil pipelines which, ultimately flow into our other offshore crude oil pipelines (including CHOPS and Poseidon) and thus are excluded from main lines above.

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

•
Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil, ConocoPhillips and Shell Oil Company.

•
SEKCO Pipeline. SEKCO is a deepwater pipeline serving the Lucius crude oil and natural gas field located in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with five Gulf of Mexico producers, including Anadarko U.S. Offshore Corporation, Exxon Mobil Corporation, Eni Petroleum US LLC, Petrobras America and Inpex Corporation. Those producers have dedicated their production from Lucius to that pipeline for the life of the reserves. We expect the SEKCO pipeline to also provide capacity for additional projects in the deepwater Gulf of Mexico in the future.

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

None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
Independence Trail	Genesis	135	1,000	100%
High Island Offshore System	Genesis	287	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	34	213	Various (2)
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		977	3,413

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interests, which range from 2.7% to 33.3%, in 28 miles of the Green Canyon Lateral pipelines. The remainder of the laterals are wholly owned.

•
Independence Trail. The Independence Trail pipeline transports natural gas from certain pipeline interconnects to the Tennessee Gas Pipeline at a pipeline interconnect on the West Delta 68 pipeline junction platform. Natural gas transported on the Independence Trail Pipeline can originate from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico.

•
High Island. The High Island Offshore System (HIOS) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to interconnects with the Kinetica Energy Express. HIOS includes 201 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system included the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.

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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Anadarko	4,300	300	120,000	100%
Garden Banks 72 (2)	Genesis	518	216	36,000	50%
East Cameron 373	Genesis	441	195	3,000	100%
Total			711	159,000

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest in the Garden Banks 72 platform.

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
 Sodium Minerals and Sulfur Services
Our Sodium Minerals and Sulfur Services segment consists of our legacy sulfur removal business, as well as those of our newly acquired Alkali Business as discussed in further detail below.
Alkali Business
Our Alkali Business is the world’s largest natural soda ash producer. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali segment includes the following:

•	Dry mining of trona ore underground at our Westvaco facility;

•	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

•	Processing of raw trona ore into soda ash and specialty sodium alkali products; and

•	Marketing, sale and distribution of alkali products.

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States.

Dry mining of Trona Ore
Trona is dry mined underground at our Westvaco facility primarily through the operation of our single longwall mining machine. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room and pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels about 1,600 feet vertically to the surface and is either taken directly into the processing facilities or stored on outdoor stockpiles for future consumption.
Secondary Recovery Solution Mining
We solution mine trona at both our Westvaco and Granger sites using secondary recovery techniques. Our secondary recovery mining starts with the recovery of water streams from our operations and non-trona solids (“insolubles”) remaining from the processing of dry mined trona. The water and some insolubles are injected through a number of wells into the old dry mine workings at both our Westvaco and Granger sites. The insolubles settle out while the water travels through the old workings, dissolving trona that remained during previous dry mining. Multiple pumping systems are used to pump the enriched solution to the surface for processing.
Processing of Trona into Finished Alkali Products
Our Sesqui and Mono plants, located at our Westvaco site, convert dry-mined trona into soda ash. Crushing, dissolution in water, filtration, and crystallization techniques are used to produce the desired final products. In the Mono process, the ore is calcined with heat, prior to dissolution, to convert the trona to soda ash by the removal of water and carbon dioxide. A final drying step using steam produces a dense soda ash product from the Mono process. In our Sesqui plant, the calcination is performed at the end of the process, producing a light density soda ash that is preferred in applications desiring increased absorptivity. The Sesqui process also has the ability to produce refined sodium sesquicarbonate (which we sell under the names S-Carb ® and Sesqui™) for use as a buffer in animal feed formulations and in cleaning and personal care applications.
Solution mined trona is converted into dense soda ash in our ELDM operation at the Westvaco site and at our Granger facility. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.
Intermediate, semi-processed products are extracted from our soda ash processes at Westvaco at strategic locations for use as feedstocks for production of sodium bicarbonate and 50% caustic soda (NaOH).
Marketing, Sale and Distribution of Alkali Products
We sell our alkali products to customers directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets. ANSAC is a nonprofit foreign sales association in which we and two other U.S. soda ash producers are members, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act.
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of nearly 3,200 covered hopper cars which we use to deliver nearly 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
We sell most of our Alkali products as soda ash. Soda ash is the only product we sell to ANSAC. Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. Demand for soda ash in the United States has been relatively flat over the last five years. Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
In addition, we also market sodium bicarbonate to private label manufacturers who package it for sale to retail grocery customers as baking soda. We also sell sodium bicarbonate to manufacturers of packaged baked goods and similar products. Animal feed is an important market for sodium bicarbonate, which is mixed with feed to increase the yield of dairy cows and improve the health of poultry and other livestock. Sodium bicarbonate is also sold to customers who use it in hemodialysis applications and as an active ingredient in pharmaceutical products.
Sulfur Removal Business
Our sodium minerals and sulfur services segment, through our legacy sulfur removal business, primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten sulfur removal services contracts have an average remaining life of five years. This includes the extended term of our recently renegotiated sulfur removal services contract with Phillips 66 at our Westlake, Louisiana facility, which now extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our sodium minerals and sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our onshore facilities and transportation segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to approximately 150 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in pulp and paper business, and in connection with mining operations (nickel, gold and separating copper from molybdenum) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Our natural soda ash is sold to a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business sells exclusively through the American Natural Soda Ash Corporation, or ANSAC, in all other markets. ANSAC is a nonprofit foreign sales association in which our Alkali Business and two other U.S. soda ash producers are members. ANSAC is our Alkali Business’ largest customer. Soda ash sold to ANSAC is later resold to other customers worldwide. Soda ash is utilized by our customers as basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products.
Competition
The global soda ash market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals, in California. Because of the structural cost advantages of natural soda ash production in the United States, including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce material soda ash has been about half of the cost to produce synthetic soda ash. Sales of soda ash and specialty products outside of North America (principally through ANSAC) face competition from a variety of others, in most cases producers of soda ash using the synthetic method, but to a lesser extent producers of natural soda ash based in Turkey, China and Africa. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. In addition, soda ash is used in paper production applications and other consumer and industrial applications. Demand for soda ash in the United States has been relatively flat over the last five years. Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
ANSAC is our Alkali Business's largest customer, with total sales representing 27% of total sales in the segment. Apart from ANSAC, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers, the loss of one of which would not have a material adverse effect on us.

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
Our competitors for sales of caustic soda include manufacturers of caustic soda. These competitors supply caustic soda to our sodium minerals and sulfur services operations and support us in our third-party caustic soda sales. By utilizing our storage capabilities and having access to transportation assets, we sell caustic soda to third parties who gain efficiencies from acquiring both NaHS and caustic soda from one source.
Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals, railcars and barges. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our recently completed or ongoing growth initiatives in areas such as Louisiana, Texas and Wyoming. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida, Mississippi and Wyoming. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. We attempt to limit our direct commodity price risk in our onshore facilities and transportation segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 50,000 barrels per day of crude oil, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and incurring transportation related costs.

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

	Texas System	Jay System	Mississippi System	Louisiana System	Wyoming System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil Intermediates Refined Products	Crude Oil
Interest Owned	100%	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000	PRCS 10"- 75,000 PRE 12"- 125,000
2017 Throughput (Bbls/day)	32,684	14,155	8,290	135,310	22,329
System Miles	47	135	235	25	155
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	350,000	450,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA	Wright, WY (Campbell County) to Douglas, WY (Pronghorn) Douglas, WY to Guernsey, WY
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC	FERC

•
Texas System. Our Texas System transports crude oil from Hastings Junction (south of Houston) to several delivery points near Houston, Texas (including our Webster, Texas facility). This system also takes delivery of crude oil volumes at Texas City for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point. As mentioned in "Recent Developments and Status of Certain Growth Initiatives" our Houston area crude oil infrastructure project became fully operational in the second quarter of 2017.

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 43 wells, additional crude oil storage capacity of 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

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

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our Louisiana system also connects the Anchorage Tank Farm to our new Port of Baton Rouge Terminal (which was also built to service Exxon's Baton Rouge refinery), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude pipeline and a dedicated intermediates pipeline.

This pipeline system serves as a key asset in our increasingly integrated Baton Rouge area midstream infrastructure, which also includes terminal and rail facilities as discussed previously.
Additionally, as discussed in "Recent Developments and Growth Initiatives" above, we have completed construction on a new terminal, crude oil pipeline and unit train unloading facility in Raceland, Louisiana which was connected to existing midstream infrastructure and provides further distribution to the Louisiana refining markets. This became fully operational in the second quarter of 2017.

•
Wyoming System. Our Powder River Crude Services ("PRCS") crude oil pipeline transports crude oil from receipt point stations in Campbell County and Converse County, Wyoming to our Pronghorn Station near Douglas, Wyoming.  The PRCS pipeline has a design capacity of approximately 75,000 barrels per day and is supplied by truck volumes and gathering infrastructure of PRCS and third parties in the Powder River Basin.  Our Powder River Express ("PRE") crude oil pipeline transports crude oil from our Pronghorn Station to our Guernsey Station in Platte County, Wyoming.  The PRE pipeline has a design capacity of approximately 125,000 barrels per day and is supplied by volumes from the PRCS pipeline and truck volumes at our Pronghorn station and provides connectivity to multiple downstream pipeline markets at Guernsey, including regional refineries and Cushing, Oklahoma via the Pony Express Pipeline.  This pipeline system serves as a key asset in our increasingly integrated Wyoming midstream infrastructure, which also includes terminals and rail facilities.

Other Onshore Facilities and Transportation Operations
We own five operational crude oil rail loading/unloading facilities located in Baton Rouge, Louisiana; Raceland, Louisiana; Walnut Hill, Florida; Natchez, Mississippi and Douglas, Wyoming which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities. Four of these facilities, our Baton Rouge, Louisiana, Raceland, Louisiana, Walnut Hill, Florida, and Douglas, Wyoming facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure. See further discussion of these facilities above.
Within our onshore facilities and transportation business segment, we employ many types of logistically flexible assets. These assets include 200 trucks, 400 trailers, 504 railcars, and terminals and other tankage with 4.6 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned. Our leased railcars consist of approximately 32 refined product railcars and 472 crude oil railcars.
Our refined products onshore facilities and transportation operations are concentrated in the Gulf Coast region, principally Texas and Louisiana, and in Wyoming. Through our footprint of owned and leased pipelines, trucks, leased railcars, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for certain heavy refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. We have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.

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
Customers
Our onshore facilities and transportation business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2017, more than 10% of our consolidated revenues were generated from Shell.
Competition
In our crude oil onshore facilities and transportation operations, we compete with other midstream service providers and regional and local companies who may have significant market share in the respective areas in which they operate. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries, production and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. In addition, as the majority of our onshore pipelines directly serve refineries we believe that these pipelines are not subject to the same competitive pressures as those tied directly to crude oil production. Additionally, the shipper on our Free State pipeline is required to use our Free State pipeline for any transportation of CO2 within a dedicated area.
In our refined products onshore facilities and transportation operations, we compete primarily with regional companies. See "Marine Transportation - Competition" for additional discussion of our competitors. Competitive factors in our onshore facilities and transportation business include price, relationships with customers, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.
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

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (Bbls) (in thousands)	2,229	885	330
Individual Vessel Capacity Range (Bbls) (in thousands) (1)	23-39	65-136	330

Number of:
Push/Tug Boats	33	9	—
Barges	80	9	—
Product Tankers	—	—	1

(1)	Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
Customers
Our marine customers are primarily refiners and some large energy companies. Our M/T American Phoenix is currently operating under a long term charter into 2020 with a large refining customer. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2017, 2016 and 2015. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2017, 2016 and 2015, approximately 64%, 62% and 75%, respectively, of our marine transportation revenues were from term contracts and 36%, 38% and 25%, respectively, were from spot contracts.
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
Geographic Segments
All of our operations are in the U.S. Additionally, we transport and sell NaHS to customers in South America, Mexico and Canada. Our Alkali Business sells certain products in Canada, the European Community Free Trade Area and the South

Africa Customs Union. Additionally sales in our Alkali Business are made to ANSAC, the nonprofit foreign sales association. Revenues from customers in foreign countries totaled approximately $9 million, $8 million and $12 million in 2017, 2016 and 2015, respectively. These amounts exclude sales to certain customers where the title to certain NaHS shipments is transferred in the U.S. prior to the NaHS being transported to South America, Mexico or Canada, as well as sales from our Alkali Business to ANSAC as title transfer on these sales in the U.S. In addition this excludes sales of alkali products to foreign customers, as title transfers in the U.S. on virtually all other non-ANSAC sales to foreign customers within our Alkali Business. The remainder of our revenues was generated from sales to customers in the U.S.
Credit Exposure
Due to the nature of our operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large oil producers and integrated oil companies. This energy industry concentration has the potential to affect our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our specific customer base in the context of our specific transactions as well as other factors, including the strategic nature of certain of our assets and relationships and our credit procedures. Our portfolio of accounts receivable is generally comprised in large part of obligations of refiners, integrated and large independent oil and natural gas producers, and mining and other industrial companies that purchase NaHS and soda ash, most of which have stable payment histories. The credit risk related to contracts that are traded on the NYMEX is limited due to the daily cash settlement procedures and other NYMEX requirements.
When we market crude oil, petroleum products, NaHS, soda ash and provide transportation and other services, we must determine the amount, if any, of the line of credit we will extend to any given customer. We have established procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met. We use similar procedures to manage our exposure to our customers in the offshore pipeline transportation and marine transportation segments.
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, BP PLC, Marathon Petroleum Corporation, Anadarko Petroleum Corporation and ANSAC.
Employees
To carry out our business activities, we employed approximately 2,100 employees at December 31, 2017. We believe that relationships with our employees are good.
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
Regulation of the Mining Industry in the United States
We have the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and an affiliate of Anadarko Petroleum (“Anadarko”). Our leases with the U.S. government are issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and are administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming are issued under Wyoming Statutes 36-6-101 et. seq. Anadarko is the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information please see discussion of Mining and Mineral Tenure in Item 1 below.
We pay royalties to the BLM, the State of Wyoming and Anadarko. These royalties are calculated based upon the gross value of soda ash and related products at a certain stage in the mining process. We are obligated to pay minimum royalties or annual rentals to our lessors regardless of actual sales and in the case of Anadarko to pay royalties in advance based on a formula based on the amount of trona produced and sold in the previous year which is then credited against production royalties owed. The royalty rates we pay to our lessors may change upon our renewal of such leases; however, we anticipate being able to renew all material leases at the appropriate time. In the past, the U.S. Congress has passed legislation to cap royalties collected by BLM at a rate lower than the rate stated in our federal leases.
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits.. As of December 31, 2017, the amount of our reclamation bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ.
The health and safety of our employees working underground and on the surface are subject to detailed regulation. The safety of our operations at Westvaco are regulated the U.S. Mine Safety and Health Administration (“MSHA”) and our Granger Facility by the Wyoming Occupational Safety and Health Administration (“Wyoming OSHA”). MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (approximately once quarterly) each year at Westvaco. Wyoming OSHA regulates the health and safety of non-mining operations under a plan approved by the U.S. Occupational Health and Safety Administration. When our Granger facility was restarted in 2009 on solution mine feed (i.e. without any miners working underground), Wyoming OSHA assumed responsibility for the facility.
Regulation of Finished Product Manufacturing
Our business is subject to extensive regulation by federal, state, local and foreign governments. Governmental authorities regulate the generation and treatment of waste and air emissions at our operations and facilities. We also comply with worldwide, voluntary standards developed by the International Organization for Standardization (“ISO”), a nongovernmental organization that promotes the development of standards and serves as a bridging organization for quality standards, such as ISO 9001:2015 for quality management and ISO 22000 for food safety management.
Several of the production operations in our Alkali Business are subject to regulation by the U.S. Food and Drug Administration (“FDA”). Our sodium bicarbonate plant is a registered facility for the production of food and pharmaceutical grade ingredients and we comply with strict Current Good Manufacturing Practice (“CGMP”) requirements in our operations. The U.S. Food Safety Modernization Act requires that parts of our facility that produce animal nutrition products comply with new more rigorous manufacturing standards. We believe that we materially comply with requirements currently in effect and have a program in place to comply with additional requirements which come into effect in 2018. We also comply with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute and the Orthodox Union. Alkali has also sought and received certification of its Wyoming facilities under ISO.9001:2015.
Chemical Registration
The European Union adopted a regulatory framework for chemicals in 2006 known as Registration, Evaluation and Authorization of Chemicals (“REACH”). Manufacturers and importers of chemical substances must register information regarding the properties of their existing chemical substances with the European Chemicals Agency. The timeline for existing chemical substances to be registered is based on volume.. The first group of chemical substances was required to be registered in 2010, with additional registrations due in 2013 and 2018.

Our Alkali Business's soda ash was registered for import into the EU from a foreign manufacturer under REACH prior to the 2010 deadline and will register our sodium bicarbonate prior the 2018 deadline if we plan to sell such products in the EU. None of our Alkali Business production operations are located in the EU. None of our alkali products are listed as a “Substance of Very High Concern” or are proposed for classification as a human health hazard or for restriction.
Environmental Regulations
General
We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may (i) require the acquisition of and compliance with permits for regulated activities, (ii) limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness area, seismically sensitive areas, or areas inhabited by endangered or threatened species, (iii) result in capital expenditures to limit or prevent emissions or discharges, and (iv) place burdensome restrictions on our operations, including the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. Changes in environmental laws and regulations occur frequently, typically increasing in stringency through time, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
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

Water Discharges
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Following its promulgation, numerous states and industry groups challenged the rule and, on October 9, 2015, a federal court stayed the rule’s implementation nationwide, pending further action in court. In response to this decision, the EPA and the Corps have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the Corps published a proposed rule to rescind the 2015 rules, and, on November 22, 2017, the agencies published a proposed rule to maintain the status quo pending the agencies review of the 2015 rules.
Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
Noncompliance with the Clean Water Act or the Oil Pollution Act may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with each of these requirements.
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
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
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
Endangered Species Act
The federal Endangered Species Act and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, though, in December 2017, the U.S. Fish and Wildlife Service provided guidance limiting the reach of the Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA also adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in July 2010. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on GHG permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.
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
Further, the U.S. Congress has from time to time considered various proposals to reduce GHG emissions, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. The net effect of this legislation is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

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
Furthermore, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. In addition, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
Safety and Security Regulations
Our crude oil and CO2 pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation, or DOT, and various other federal, state and local agencies. Congress has enacted several pipeline safety acts over the years. Currently, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, under DOT administers pipeline safety requirements for natural gas and hazardous liquid pipelines pursuant to detailed regulations set forth in 49 C.F.R. Parts 190 to 195. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016,” or the PIPES Act, which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions, and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
We are subject to the PHMSA Integrity Management, or IM, regulations, which require that we perform baseline assessments of all pipelines that could affect a High Consequence Area, or HCA, including certain populated areas and environmentally sensitive areas. After completing a baseline assessment, we continue to assess all pipelines at specified intervals and periodically evaluate the integrity of each pipeline segment that could affect a HCA. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology.
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
Recently, the PHMSA has proposed additional regulations for gas pipeline safety. For example, in March 2016, the PHMSA proposed a rule that would expand IM requirements beyond HCAs to gas pipelines in newly defined Moderate Consequence Areas. The public comment period closed in July 2016. Also, in January 2017, the PHMSA released an advance copy of its final rules to expand safety regulations for hazardous liquid pipelines by, among other things, expanding the required use of leak detection systems, requiring more frequent testing for corrosion and other flaws, and requiring companies to inspect pipelines in areas affected by extreme weather or natural disasters. The final rule was withdrawn by the PHMSA in January 2017, and it is unclear whether and to what extent the PHMSA will move forward with its regulatory reforms.
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
Our crude oil, refined products and sodium minerals and sulfur services operations are also subject to the requirements of OSHA and comparable state statutes. Various other federal and state regulations require that we train all operations employees in Hazardous Communication ("HAZCOM") and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.
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
Since the terrorist attacks of September 11, 2001, the U.S. Government has issued numerous warnings that energy assets could be the subject of future terrorist attacks. We have instituted security measures and procedures in conformity with federal guidance. We will institute, as appropriate, additional security measures or procedures indicated by the federal government. None of these measures or procedures should be construed as a guarantee that our assets are protected in the event of a terrorist attack

Reporting of Ore Reserve and Mineral Resources
As of December 31, 2017, we had estimated mineral ore reserves in our Alkali Business. Our Alkali Business extracts trona, a natural hydrous sodium carbonate mineral used in the production of soda ash in southwestern Wyoming, USA. Soda ash, the commercial term for sodium carbonate (Na2CO3), is a basic ingredient in many consumer goods and a raw material used in a diversity of manufacturing processes.
U.S. registrants are required to report ore reserves under SEC Industry Guide 7, “Description of Property by Issuers Engaged or To Be Engaged in Significant Mining Operations.” Industry Guide 7 requires that sufficient technical and economic studies have been completed to reasonably assure economic extraction of the declared reserves, based on the parameters and assumptions current to the end of the reporting period.
The mineral reserve estimates are based on detailed geological, geotechnical, mine engineering and mineral processing inputs, and financial models developed and reviewed by employees/management of our Alkali Business, who possess years of experience directly related to the resources, mining and processing characteristics or financial performance of our operations. Additionally, our management and technical staff includes senior personnel who have remained closely involved with each of our active mining and mineral processing operations.
Reserve estimates for our Alkali operations at Green River Wyoming follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from solution mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with SEC Industry Guide 7.
Under SEC Industry Guide 7, Proven reserves are the highest category of ore reserve estimates, whereby the quantity and quality have been computed from detailed sampling and modeling, while Probable reserves provide slightly lower geologic assurance.

Mineral Tenure - Wyoming

SEC Industry Guide 7 requires us to describe our rights to access and mine the minerals we report as ore reserves and to disclose any change in mineral tenure of material significance.  Mineral tenure for our trona mining operations in Wyoming USA is secured through private and federal government leases, regulated by the BLM and WDEQ. All of our exploration and mining operations are subject to multiple levels of environmental regulatory review, that include approvals of environmental programs and public comment periods as pre-conditions to granting of mineral tenure. General descriptions of the rights and regulatory framework for minerals of relevance to Alkali follow here.
Ownership of land and minerals relative to trona beds in the Green River Basin of southwestern Wyoming is divided between the Federal Government (56%), Anadarko Petroleum (38%) and the State of Wyoming (6%). Anadarko’s acquisition in 2000 of the Union Pacific Resources Group (“UPRG”) included the land and mineral ownership originally granted to UPRG’s parent company, the Union Pacific Railroad.
Leasing of Federal minerals under 41 Stat. 437, 30 U.S. Code § 124 (Section 23), “Agricultural entry or purchase of lands withdrawn or classified as containing sodium or sulphur,” is authorized by the Mineral Leasing Act of February 25, 1920,  and subsequent amendments. The U.S. Government’s interests are administered by the BLM which has designated an area of 700,000 acres (283,280 hectares) as the Known Sodium Leasing Area (“KSLA”). In 1993, the BLM established a Mechanical Mining Trona Area (“MMTA”) within the KSLA and suspended oil and gas leasing within the boundary. Our mineral tenure and assets at Green River are strengthened by the KSLA and MMTA.
Mineral leasing authority by the State of Wyoming is granted in W.S. 36-6-101(b). The primary environmental regulatory authority with respect to trona extraction is the WDEQ. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits.
Alkali Business - Green River, Wyoming

In 2017 we acquired our Alkali Business, making us the world’s leading producer of natural soda ash.  Natural soda ash is refined from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO32H2O. Approximately 75% of the world’s natural soda ash is produced from trona extracted from underground mines and solution mining in the Green River Basin of southwestern Wyoming.

The Green River trona beds are collectively the largest deposit of trona and the undisputed largest source of raw material feed for the production of natural soda ash in the world. The origin of the trona deposits is the result of very unusual, geological circumstances.  Sodium-rich springs are believed to have fed ancient Lake Gosiute, a large, shallow inland lake that reached a maximum extent of over 15,000 square miles (about 40,000 sq km) around 50 million years ago. In response to repetitive cycles of lake expansion, contraction and evaporation, and changes in temperature and salinity, trona was precipitated in beds of remarkable purity and extent. In addition to trona, the evaporite sodium mineral assemblage includes variable levels of other sodium carbonate minerals as well as halite (NaCl). At least 25 beds of natural trona in the Wilkins Peak Member of the Eocene Green River Formation exceed at least locally three feet (1 m) in thickness and are estimated by the USGS to contain a cumulative resource of over 100 billion tons of trona. Individual trona beds are numbered in ascending order and trona beds of significance lie at modern depths between about 400 to 2,000 feet (120-600 m). Our current dry mining and solution mining operations exploit three trona beds, and our reserves are contained in four beds.

Our trona resources and mining operations are held under leases covering 88,342 acres (equivalent to 138 sq miles or 357 sq kilometers) over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks.  Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Anadarko Petroleum. We lease approximately 25,215 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the U.S. Bureau of Land Management (BLM). We lease 40,883 acres from Anadarko Land Corporation, a subsidiary of Anadarko Petroleum. Anadarko’s acquisition of the Union Pacific Railroad Group in 2000 included alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to Union Pacific under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 22,243 acres from the State of Wyoming. Royalty payments range from 6% to 8% of the sales value of soda ash products.
Our Westvaco site is located approximately 25 miles (40-65 km) north-northwest of Green River. We extract trona ore from our Westvaco underground mine by mechanized, continuous mining methods. Our current underground dry mine production is from a single, near-horizontal bed approximately 10 feet (3.05 meters) thick at a depth from surface of 1500-1600 feet (450-490 meters). Ore is extracted from an extensive network of parallel drifts and connecting cross-cuts, known as room-and-pillar mining, and from longwall mining. Longwall miners shear off successive panels of ore which drops onto a conveyor belt for delivery to vertical shafts to be hoisted to the surface. The Westvaco mine has been in uninterrupted, continuous operation since its start in 1947 by Westvaco Chemical Company. The Westvaco interests were acquired by FMC in 1948.

We also extract trona by secondary recovery solution mining operations in previously dry mined portions of the Westvaco mine and in trona beds impacted by former dry mining of the Granger mine. The Granger mine and processing facility, about 10 miles (15 km) northeast of the eponymous town, operated as an underground mine from 1976 to 2002. FMC acquired the properties in 1999 by acquiring Tg Soda Ash, originally developed as a unit of Texasgulf and then owned by Elf Atochem. FMC converted the mine and mill to solution mining in 2005. In our secondary recovery solution mining operations, we pump process waters from our surface facilities, along with insoluble remnant from the processing of dry mined ore, into former underground mine workings where the insoluble constituents settle out and sodium carbonate and bicarbonate are leached from trona left behind from previous dry mining.  The return mine water is pumped back to the Westvaco and Granger surface processing facilities for recovery of sodium solids.

The following table summarizes the estimated in-place trona ore reserve of our Alkali Business:

Mine Deposit	Reserve Category	Million c tons (dry weight)	Grade (% Trona)

Dry extraction	Proven	302.5	89.7
	Probable	158.4	89.1
Dry-mining	Total Reserves	460.9	89.5

Solution mining	Proven	—	—
	Probable	448.4	86.3
Solution mining	Total Reserves	448.4	86.3
Alkali	Total Reserves	909.3	87.9
Our trona ore reserves are calculated from in-place trona-bearing material that can be economically and legally extracted and processed into commercial products at the time of reserve determination. Our reserves estimates are developed using industry-standard, best-practice procedures, and our disclosures have been reviewed internally and externally to ensure compliance with SEC Industry Guide 7. Dry mining reserves and solution mining reserves are fundamentally different in terms of extraction methods and costs, predicted recoveries and the procedures used for reserve calculations.
Estimated dry mining ore reserves of 460.9 million short tons include dilution from un-mineralized material within and marginal to the trona ore bed. Support pillars are excluded from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining, as described below. A bulk density factor of 133 lb/cu ft (2.16 g/cc) is used for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness, minimum trona grade, and maximum percent insolubles. Mining cost assumptions are based on data accumulated from our 60+ years of experience in the Green River trona district.
Solution mining ore reserves of 448.4 million short tons are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20+ years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates for sodium carbonate over residence times.
Dry mined and solution mined trona are refined into soda ash at our Westvaco and Granger facilities, located within the boundaries of their respective contiguous lease blocks, and involve multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Our Green River trona mining and processing facilities typically operate at an effective capacity of about four million short tons of marketable soda ash per year.
The sum of our total proven and probable reserves estimated as of December 31, 2017, was 909 million short tons at an average grade of about 87% trona, equates to approximately 550 million short tons of soda ash, sufficient to sustain production for over 100 years at our current rate of approximately 4 million short tons per year of refined soda ash. Our 2017 reserve disclosure is partially based the report of a third party consultant that generated an updated reserve estimate as of September 1, 2017. Our reported reserves reflect that estimate, reconciled with 2017 depletion. Our mine plan is inherently forward-looking, under the meaning of the U.S. Securities Act of 1933 and subsequent amendments and is subject to uncertainties and unanticipated events beyond our control.

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
We have outstanding debt and the ability to incur more debt. As of December 31, 2017, we had approximately $1.1 billion outstanding of senior secured indebtedness and an additional $2.6 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to:

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
We have exposure to movements in interest rates. The interest rates on our credit facility ($1.1 billion outstanding at December 31, 2017) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
The amount of cash we distribute on our units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things:

•	the volumes and prices at which we purchase and sell crude oil, natural gas, refined products, and caustic soda;

•	the volumes of sodium hydrosulfide, or NaHS, and soda ash that we receive for our sodium minerals and sulfur services and the prices at which we sell NaHS and soda ash;

•	the demand for our services;

•	the level of competition;

•	the level of our operating costs;

•	the effect of worldwide energy conservation measures;

•	governmental regulations and taxes;

•	the level of our general and administrative costs; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

•	the level of capital expenditures we make, including the cost of acquisitions (if any);

•	our debt service requirements;

•	fluctuations in our working capital;

•	restrictions on distributions contained in our debt instruments;

•	our ability to borrow under our working capital facility to pay distributions; and

•	the amount of cash reserves required in the conduct of our business.
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
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, soda ash, NaHS and caustic soda-volumes, which often depend on actions and commitments by parties beyond our control.
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, soda ash, NaHS, and caustic soda-volumes. We access commodity volumes through various sources, such as our mines, producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can either provide a service for a fee (as in the case of our pipeline, marine vessel and railcar transportation operations), we can acquire the commodity from our customer and resell it to another party, or, in the case of soda ash, we can produce the commodity ourselves.
Our source of volumes depends on successful exploration and development of additional crude oil and natural gas reserves by others; our successful development of our trona reserves, continued demand for refining and our related sulfur removal and other services, for which we are paid in NaHS; the breadth and depth of our logistics operations; the extent that third parties provide NaHS for resale; and other matters beyond our control.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices beginning in late 2014, which continued into 2017 has forced most producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
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
Even if reserves exist or refined products are produced in the areas accessed by our facilities, we may not be chosen by the refiners or producers to gather, refine, market, transport, store or otherwise handle any of these crude oil and natural gas reserves, NaHS, caustic soda, soda ash or other refined products. We compete with others for any such volumes on the basis of many factors, including:

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
Many of our crude oil and natural gas transportation customers are producers who’s drilling activity levels and spending for transportation have been, and may continue to be, impacted by the deterioration in the commodity markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil declined precipitously in the second half of 2014 from approximately $109 per barrel in June 2014 to approximately $30 per barrel in January 2016, recovered to approximately $53 per barrel as of the end of January, 2017, and may continue such volatility going forward.
Fluctuations in prices for crude oil, refined petroleum products, NaHS, soda ash and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire) and sell crude oil, refined petroleum products, NaHS soda ash and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or Segment Margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.

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
Non-utilization of certain assets could significantly reduce our profitability due to the fixed costs incurred with respect to such assets.
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
Additionally, we sell NaHS, soda ash and caustic soda to customers in a variety of industries. Some of these customers are in industries that have been impacted by a decline in demand for their products and services. Even if our credit review and analytical procedures work properly, we have experienced, and we could continue to experience losses in dealings with other parties.
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
During the year ended December 31, 2017, our marine transportation segment received approximately 64% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 36% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
Our operations are subject to federal, state and local environmental protection and safety laws and regulations.
Our operations are subject to the risk of incurring substantial environmental and safety related costs and liabilities. In particular, our operations are subject to stringent federal, state and local environmental protection and safety laws and regulations. These laws and regulations may (i) require the acquisition of and compliance with permits for regulated activities, (ii) limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, seismically sensitive areas, or areas inhabited by endangered or threatened species, (iii) result in capital expenditures to limit or prevent emissions or discharges, and (iv) place burdensome restrictions on our operations, including the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. Changes in environmental laws and regulations occur frequently, typically increasing in stringency through time, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. Moreover, our operations, including the transportation and storage of crude oil, natural gas and other commodities, involves a risk that crude oil, natural gas and related hydrocarbons or other substances may be released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages, and significant business interruption. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through increased rates or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected. See “Regulation - Environmental Regulations” for additional discussion of environmental laws and regulations affecting our operations.
Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
In December 2009,the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA has adopted two sets of related rules, one which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in July 2010. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on GHG permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.
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
Further, the U.S. Congress has from time to time considered various proposals to reduce GHG emissions, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. The net effect of this legislation is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties, or COP-21, of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.
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
Furthermore, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. In addition, claims have been made against certain energy companies alleging that

GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
Restrictions on drilling or mining activities to protect certain species of wildlife could adversely affect our business.
The federal Endangered Species Act and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, though, in December 2017, the U.S. Fish and Wildlife Service provided guidance limiting the reach of the Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
We have reclamation and mine closing obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. We accrue for the costs of current mine disturbance and of final mine closure. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially adversely affected.
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation obligations and, therefore, our ability to conduct our mining operations.
We are required to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs. The amount of security required to be obtained can change as the result of new laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required to have these bonds or other acceptable security in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine trona. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.
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
The lifting of the U.S. crude oil export ban could adversely impact our U.S. Flag Fleet.
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
As a result of our Alkali Business Acquisition, the scope and size of our operations and business has substantially changed. We cannot provide assurance that our expansion in scope and size will be successful.
Our Alkali Business Acquisition has substantially expanded the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in our Alkali Business Acquisition. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to successfully integrate our Alkali Business into our existing operations or realize the expected economic benefits of our Alkali Business Acquisition, which may have a material adverse effect on our business, financial condition and results of operations, including our distributable cash flow.
Failure to successfully combine our business with the assets acquired in our Alkali Business Acquisition, or an inaccurate estimate by us of the benefits to be realized from our Alkali Business Acquisition, may adversely affect our future results.
Our Alkali Business Acquisition involves potential risks, including:

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

The expected benefits from our Alkali Business Acquisition may not be realized if our estimates of the potential net cash flows associated with the assets acquired by us in our Alkali Business Acquisition are materially inaccurate or if we failed to identify operating issues or liabilities associated with the assets prior to closing. The accuracy of our estimates of the potential net cash flows attributable to such assets is inherently uncertain. If certain issues are identified following the closing of our Alkali Business Acquisition, the stock purchase agreement provides for limited recourse against Tronox.

If any of these risks or unanticipated liabilities or costs materialize, any desired benefits of our Alkali Business Acquisition may not be fully realized, if at all, and our future financial condition, results of operations and distributable cash flow could be negatively impacted.

Risks Related to Our Partnership Structure
Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of common units.
As of December 31, 2017, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17 million or 13.7% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 10.1% of our Class A Common Units and 76.9% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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

Tax Risks to Our Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation (for U.S. federal income tax purposes) or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to in this discussion as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships 90% or more of the gross income of which for each taxable year consists of “qualifying income.” If less than 90% of our gross income for any taxable year is “qualifying income” from transportation, processing or marketing of natural resources (including minerals, crude oil, natural gas or products thereof), interest or dividends income, we will be taxable as a corporation under Section 7704 of the Internal Revenue Code for federal income tax purposes for that taxable year and all subsequent years. We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.
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
Although we do not believe based upon our current operations that we are treated as a corporation for federal income tax purposes, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21% and would pay state income tax at varying rates. Distributions to our unitholders would generally be taxable to them again as corporate distributions and no income, gains, losses, or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax on our gross income apportioned to Texas. Imposition of any such taxes on us by any other state would reduce our cash available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Code that apply to taxable years beginning on or after January 19, 2017 interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We believe the income we treat as qualifying income satisfies the requirements under the final Treasury Regulations. However, there are no assurances that the final Treasury Regulations will not be revised to take a position that is contrary to our interpretation of current law.
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
A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the costs of any IRS contest would reduce our cash available for distribution to our unitholders and our general partner.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have it, our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustments, even if such unitholders did not own common units in us during the tax year under audit. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
Our unitholders will be required to pay taxes on income (as well as deemed distributions, if any) from us even if they do not receive any cash distributions from us.
Our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income (as well as deemed distributions, if any) even if unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income (or deemed distributions, if any) or even the tax liability that results from that income (or deemed distribution).
Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if our unitholders sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes at the highest applicable effective tax rate and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax advisors before investing in our common units.
Recently enacted legislation provides that if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the IRS has determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.
We will treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own assets and do business in more than 20 states including Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable U.S. federal, foreign, state and local tax returns.
We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
We conduct a portion of our operations through subsidiaries that are, or are treated as, corporations for federal income tax purposes. We may elect to conduct additional operations in corporate form in the future. These corporate subsidiaries will be subject to corporate-level tax, which, effective for taxable years beginning after December 31, 2017, is 21%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporate subsidiaries have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.
We prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the Allocation Date), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1. “Business.” We also have various operating leases for rental of office space, office and field equipment and vehicles. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21 to our Consolidated Financial Statements in Item 8 for the future minimum rental payments. Such information is incorporated herein by reference.
Item 3. Legal Proceedings
We are involved from time to time in various claims, lawsuits and administrative proceedings incidental to our business. In our opinion, the ultimate outcome, if any, of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 21 to our Consolidated Financial Statements in Item 8.
Item 4. Mine Safety Disclosures
Information regarding mine safety and other regulatory action at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-K.

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

	Price Range		Cash Distributions (1)
	High	Low
2016
1st Quarter	$37.35	$19.55	$0.6550
2nd Quarter	$40.35	$29.19	$0.6725
3rd Quarter	$40.90	$33.03	$0.6900
4th Quarter	$38.36	$31.80	$0.7000
2017
1st Quarter	$37.88	$30.66	$0.7100
2nd Quarter	$33.52	$28.16	$0.7200
3rd Quarter	$32.59	$25.65	$0.7225
4th Quarter	$26.55	$20.43	$0.5000

(1)	Cash distributions are shown in the quarter paid and are based on the prior quarter’s activities.
At February 26, 2018, we had 122,539,221 Class A common units outstanding. As of December 31, 2017, the closing price of our common units was $22.35 and we had approximately 33,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 22,411,728 Class A Convertible Preferred Units for which there is no established public trading market.
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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Income Statement Data:
Revenues:
Offshore pipeline transportation	318,239	334,679	140,230	3,296	3,923
Sodium minerals and sulfur services	462,622	171,503	177,880	207,401	205,985
Marine transportation	205,287	213,021	238,757	229,282	152,542
Onshore facilities and transportation	1,042,229	993,290	1,689,662	3,406,185	3,772,380
Total revenues	$2,028,377	$1,712,493	$2,246,529	$3,846,164	$4,134,830
Equity of earnings of equity investees	$51,046	$47,944	$54,450	$43,135	$22,675
Income from continuing operations after income taxes	$82,079	$111,082	$421,585	$106,202	$84,004
Net income attributable to Genesis Energy, L.P.	$82,647	$113,249	$422,528	$106,202	$86,109
Net income available to Common Unitholders	$60,652	$113,249	$422,528	$106,202	$86,109
Net income attributable to Common Unitholders per Common Unit: Basic and Diluted	$0.50	$1.00	$4.10	$1.18	$1.03
Cash distributions declared per Common Unit	$2.6525	$2.7175	$2.4700	$2.2300	$2.0150
Balance Sheet Data (at end of period):
Current assets	$636,033	$359,569	$306,316	$355,366	$535,223
Total assets (2)	$7,137,481	$5,702,592	$5,459,599	$3,210,624	$2,848,528
Long-term liabilities (2)	$3,966,602	$3,321,739	$3,136,712	$1,618,276	$1,304,238
Convertible Preferred Units	$697,151	$—	$—	$—	$—
Partners' capital:
Common unitholders	2,026,147	2,130,331	2,029,101	1,229,203	1,097,737
Accumulated Other Comprehensive Income	(604)	—	—	—	—
Noncontrolling interests	(8,079)	(10,281)	(8,350)	—	—
Total partners’ capital	$2,017,464	$2,120,050	$2,020,751	$1,229,203	$1,097,737
Other Data:
Volumes:
Offshore crude oil pipeline (barrels per day)	591,667	581,763	518,211	446,548	404,787
Onshore crude oil pipeline (barrels per day)	212,768	114,130	144,084	116,225	104,026
Natural gas transportation volumes (MMBtus/d)	496,302	679,862	708,556	—	—
CO2 pipeline (Mcf per day)	77,921	97,955	161,409	173,770	190,274
NaHS sales (DST)	133,404	125,766	127,063	150,038	147,297
Soda Ash volumes (short tons sold)	1,398,000	—	—	—	—
NaOH sales (DST)	84,816	80,021	86,914	94,693	87,463
Crude oil and petroleum products sales (barrels per day)	51,771	62,484	91,074	99,139	99,651

(1)
Our operating results and financial position have been affected by acquisitions. For additional information regarding our acquisitions and divestitures during 2017, 2016 and 2015, see Note 3 to our Consolidated Financial Statements included in Item 8.

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
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing-for a large area of the Gulf Coast region of the crude oil and natural gas industry and (ii) the largest producer in the world of natural soda ash. Our sulfur removal business results in us being the largest producer, we believe, in the world of sodium hydrosulfide (or NaHS, pronounced “nash”).
Historically, a substantial majority of our focus has been on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States, Wyoming and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for almost 70 years and has an estimated remaining reserve life (based on 2017 production) of over 100 years. Within our legacy midstream business, we have two distinct, complementary types of operations-(i) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services and (ii) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 18% of the crude oil production in the U.S. in 2017. Our legacy midstream business has a diverse portfolio of customers, operations and assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2017 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of 2017 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $82.6 million, or $0.50 per common unit, in 2017 compared to Net Income Attributable to Genesis Energy, L.P. of $113.2 million, or $1.00 per common unit, in 2016. The decrease was principally due to an increase in transaction and financing expenses primarily related to the acquisition of our

Alkali Business, an increase in interest expense as driven in part by the financing of the acquisition of our Alkali Business, and a non-cash provision relating to certain leased railcars no longer in use (included in Onshore facilities and transportation operating costs in our Unaudited Condensed Consolidated Statements of Operations). These items were partially offset by approximately $40.3 million of gains on sales of certain non-core assets during 2017.
In addition, we experienced increases in both Total Segment Margin and depreciation and amortization expense as a result of the effect of recently acquired and constructed assets placed in service, in particular those associated with our Alkali Business.
Cash flow from operating activities was $338.9 million for the 2017 period compared to $298.3 million for 2016.
Available Cash before Reserves (as defined below in "Financial Measures") increased $4.8 million in 2017 to $389.0 million as compared to 2016 Available Cash before Reserves of $384.2 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Financial Measures") was $594.5 million in 2017, an increase of $25.0 million, or 4%, as compared to 2016. Consistent with net income, this increase resulted primarily from increases attributable to our sodium minerals and sulfur services segment (principally due to the impact of our new Alkali Business) partially offset by smaller decreases in our other segments.
We recently made the strategic decision to re-set our quarterly distribution and provided a plan for visible, achievable long term distribution growth and a path forward to deleveraging. These steps, along with the future relatively stable cash flows from our recently completed acquisition of our Alkali Business as well as the continued ramp up from our recent strategic investments, we believe further enhance our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves. Overall, we believe these actions to strengthen our balance sheet and enhance our financial flexibility are the best actions we can take to allow us to generate strong optimal returns for our unitholders in the years ahead.
Our 2017 results were negatively impacted by a number of events, such as Hurricane Harvey (a 1,000-year storm), Hurricane Nate (which had an even bigger temporary impact than Hurricane Harvey on our offshore operations), the planned regulatory dry-docking of our M/T American Phoenix (as required every five years), some extended turnarounds at several offshore hubs, limited railroad capacity out of Canada to the Gulf Coast and operating issues on downstream facilities in Texas. Notwithstanding these negatives, our legacy businesses are performing as expected, and we are seeing increased contributions from our recently completed organic projects in the Baton Rouge corridor, in and around Texas City and in Wyoming. Additionally, 2017 reflects only four months of contribution from our recently acquired Alkali Business operations.
We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services (which includes our sulfur removal business and our newly acquired Alkali Business), onshore facilities and transportation and marine transportation. Our disclosures related to prior periods have been recast to reflect our reorganized segments.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distributions to Unitholders
In February 2018, we paid a distribution of $0.51 per unit related to the fourth quarter of 2017. With respect to our Class A Convertible Preferred Units, we have declared a payment-in-kind or PIK of the quarterly distribution, which resulted in the issuance of an additional 490,252 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2017 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2018 to unitholders holders of record at the close of business January 31, 2018.
Acquisitions and Growth Initiatives
Alkali Business Acquisition
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash.
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
Wyoming Infrastructure Expansion
We have recently begun construction of a new gathering system to connect crude oil production to our existing Powder River basin pipeline infrastructure. This new gathering system is supported by a new long-term contract with one of the leading operators in the Powder River basin. The operator will dedicate approximately 300,000 acres to the gathering system and our Powder River basin pipeline infrastructure for a period of ten years, including approximately 150,000 acres that had previously been dedicated. We expect these assets to become operational in the second quarter of 2018.
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
Inland Marine Barge Transportation Expansion
In 2016, we ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. Through December 31, 2017, we had periodically accepted delivery of all but two barges. We expect to take delivery of those remaining vessels in 2018.
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
Revenues, Costs and Expenses and Net Income Attributable to Genesis Energy L.P.
Our revenues for the year ended December 31, 2017 increased $315.9 million, or 18%, from the year ended December 31, 2016. Additionally, our costs and expenses increased $301.8 million, or 20%, between the two periods.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our onshore facilities and transportation segment. In addition, our revenues and costs between these two periods have been impacted by increases in market prices associated with our crude oil and petroleum product sales as discussed further below. In general, we do not expect fluctuations in prices for crude oil and natural gas to materially affect our net income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin.

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
Prices of crude oil have increased since December 31, 2016. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") increased 18% to $50.95 per barrel in 2017, as compared to $43.32 per barrel in 2016. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. However, due to the indirect exposure to changes in prices discussed above and in the discussion surrounding our onshore facilities and transportation segment, crude oil and petroleum product sales volumes decreased 17% in 2017 as compared to 2016.
The addition of our Alkali Business resulted in a large increase in revenues and costs relative to 2016 (as evident in our sodium minerals and sulfur services segment). These fluctuations resulting from the Alkali Business are principally derived from the activities surrounding the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash. Natural soda ash has significant cost advantages over any synthetic production methods. We believe the significant cost advantage in the production of natural soda ash compared to synthetically produced soda ash will remain for the foreseeable future. Natural soda ash accounts for approximately 25% of the world's production and therefore given these facts, we believe we are able to somewhat mitigate the effects of market specific factors on Net Income, Available Cash before Reserves and Segment Margin in the soda ash market in which we operate.
In addition to our newly acquired Alkali Business, we continue to operate in our other legacy businesses including (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies who have developed, and continue to explore for, numerous large-reservoir, long-lived crude oil properties whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in a lower commodity price environment. Given these facts, we do not expect changes in commodity prices to impact our net income, Available Cash before Reserves or Segment Margin in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, including those associated with our offshore pipeline and marine transportation segments, are not directly correlated with commodity prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Net Income Attributable to Genesis Energy L.P. decreased $30.6 million in 2017 from 2016. See "Overview of 2017 Results" above for additional discussion.
Revenues in 2016 decreased $534.0 million, or 24%, from 2015. Additionally, our costs and expenses decreased $583.6 million, or 28%, between the two periods. The significant decrease in our revenues and costs between 2016 and 2015 is primarily attributable to the decrease in market prices for crude oil and petroleum products between the two periods. The average closing prices for WTI crude oil on the NYMEX decreased 11% to $43.32 per barrel in 2016, as compared to $48.79 per barrel in 2015. Net Income Attributable to Genesis Energy L.P. decreased $309.3 million in 2016 to $113.2 million from $422.5 million in 2015. The decrease in net income during 2016 was primarily due to the $332.4 million non-cash gain we recognized during 2015 resulting from a step up in basis to fair value of our historical interests in certain of our equity investees (CHOPS and SEKCO) as a result of our acquiring the remaining interest in those equity investees when we completed our Enterprise acquisition in July 2015.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Offshore pipeline transportation	317,540	336,620	197,723
Sodium minerals and sulfur services	130,333	79,508	80,246
Onshore facilities and transportation	96,376	83,364	95,394
Marine transportation	50,294	70,079	103,222
Total Segment Margin	$594,543	$569,571	$476,585

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Offshore crude oil pipeline revenue	$267,658	$270,454
Offshore natural gas pipeline revenue	50,582	64,225
Offshore pipeline operating costs, excluding non-cash expenses	(63,231)	(72,009)
Distributions from equity investments	80,639	84,321
Other	(18,108)	(10,371)
Offshore pipeline transportation Segment Margin(1)	$317,540	$336,620

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	213,527	204,533
Poseidon	253,547	262,829
Odyssey	116,408	106,933
GOPL (2)	8,185	7,468
Total crude oil offshore pipelines	591,667	581,763

Natural gas transportation volumes (MMBtus/d)	496,302	679,862

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	213,527	204,533
Poseidon	162,270	168,211
Odyssey	33,758	31,011
GOPL (2)	8,185	7,468
Total crude oil offshore pipelines	417,740	411,223

Natural gas transportation volumes (MMBtus/d)	222,729	398,190

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
Offshore Pipeline Transportation Segment Margin for 2017 decreased $19 million, or 6%, from 2016. The year ended December 31, 2017 was negatively impacted by both anticipated and unanticipated downtime at several major fields, including weather related downtime, affecting certain of our deepwater Gulf of Mexico customers and thus certain of our key crude oil and natural gas assets, including our Poseidon pipeline and certain associated laterals which we own. The 2017 period also reflects the effects of a contractual adjustment to a lower rate for a lateral we own that will be in place going forward. In addition, 2016 benefited from the temporary diversion of certain natural gas volumes from third party gas pipelines to one of our gas pipelines and related facilities due to one-time disruptions at onshore processing facilities where such volumes typically flow.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2017	2016
Volumes sold :
NaHS volumes (Dry short tons "DST")	133,404	125,766
Soda Ash volumes (short tons sold) (1)	1,398,000	—
NaOH (caustic soda) volumes (dry short tons sold) (1)	84,816	80,021
Total	1,616,220	205,787

Revenues (in thousands):
NaHS revenues	$149,392	$136,240
NaOH (caustic soda) revenues	42,725	39,413
Revenues associated with Alkali Business	273,288	—
Other revenues	5,384	5,012
Total external segment revenues	$470,789	$180,665

Sodium minerals and sulfur services operating costs, excluding non-cash items	(340,456)	(101,157)

Segment Margin (in thousands)	$130,333	$79,508

Average index price for NaOH per DST (2)	$635	$480

(1)	Includes sales volumes from September 1, 2017, the date on which we acquired our Alkali Business.

(2)	Source: IHS Chemical
Sodium minerals and sulfur services Segment Margin for 2017 increased $50.8 million, or 64%, from 2016. This increase is principally due to the inclusion of contributions from our Alkali Business since our acquisition date of September 1, 2017. The contributions thus far from our Alkali Business have exceeded our expectations and we expect continued strong performance into 2018 as we continue to remain the global leader in natural soda ash production. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).
These contributions were partially offset by the results of our sulfur removal business and related NaHS and caustic soda activities. Our 2017 results for these activities were in line with our expectations and include the effects of previously disclosed commercial discussions with certain of our host refineries and several NaHS customers, which resulted in extending the term and tenor of a large number of contractual relationships.
Onshore Facilities and Transportation Segment

Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail facilities and CO2 pipelines operating primarily within the United States Gulf Coast and Rocky Mountain crude oil markets. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. This fleet includes approximately 200 trucks, 400 trailers, 504 railcars, and 4.6 million barrels of leased and owned storage capacity. Through these assets we offer our customers a full suite of services, including the following:

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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Gathering, marketing, and logistics revenue	$971,442	$930,347
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	67,226	58,567
Payments received under direct financing leases not included in income	6,921	6,277
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(866,239)	(823,780)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(87,007)	(94,592)
Other	4,033	6,545
Segment Margin	$96,376	$83,364

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	32,684	33,814
Jay	14,155	14,815
Mississippi	8,290	10,247
Louisiana (1)	135,310	44,295
Wyoming	22,329	10,959
Onshore crude oil pipelines total	212,768	114,130

CO2 pipeline (average Mcf/day):
Free State	77,921	97,955

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	51,771	62,484
Rail load/unload volumes (2)	52,877	19,691

(1)
Total daily volume for the years ended December 31, 2017 and December 31, 2016 includes 56,748 and 8,997 barrels per day respectively of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines which became operational in the fourth quarter of 2016. Additionally, this includes 14,117 barrels per day for the year ended December 31, 2017 of crude oil associated with our new Raceland Pipeline which became fully operational in the second quarter of 2017.

(2)	Includes total barrels for either loading or unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment increased $13.0 million, or 16% , in 2017 as compared to 2016. The 2017 period includes the effects of the ramp up in volumes on our pipeline, rail and terminal infrastructure on our recently completed infrastructure in the Baton Rouge corridor. This was principally offset by lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. In addition, the 2017 period was negatively impacted by lower volumes on our Texas pipeline system, as the repurposing of our Houston area crude oil pipeline and expansion of our terminal infrastructure did not became operational until the second quarter of 2017 (while a large portion of 2016 included historical volumes on our legacy Texas pipeline system assets prior to the repurposing project).

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 89 barges (80 inland and 9 offshore) with a combined transportation capacity of 3.1 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2017	2016
Revenues (in thousands):
Inland freight revenues	$82,354	$88,502
Offshore freight revenues	73,540	85,594
Other rebill revenues (1)	49,393	38,925
Total segment revenues	$205,287	$213,021

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$154,993	$142,942

Segment Margin (in thousands)	$50,294	$70,079

Fleet Utilization: (2)
Inland Barge Utilization	90.4%	91.4%
Offshore Barge Utilization	98.2%	90.5%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2017 decreased $19.8 million, or 28%, from 2016. The decrease in Segment Margin is primarily due to lower day rates on our inland and offshore fleets (which offset higher utilization as adjusted for planned dry docking time in our offshore fleet). The M/T American Phoenix was also undergoing planned regulatory dry docking inspections for approximately one month during 2017, which negatively impacted Segment Margin. In our inland fleet, weaker demand continued to apply pressure on our rates, which we expect to continue into 2018. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have continued to choose to primarily place them in spot service or short-term (less than a year) service because we continue to believe the day rates currently being offered by the market are at, or approaching, cyclical lows.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2017	2016
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$51,160	$35,841
Segment	3,684	3,264
Equity-based compensation plan expense	(2,272)	4,575
Third party costs related to business development activities and growth projects	13,849	1,945
Total general and administrative expenses	$66,421	$45,625
Total general and administrative expenses increased $21 million between 2017 and 2016. The increase is primarily attributable to the third party financing, legal and accounting costs surrounding our acquisition of our Alkali Business in 2017, as well as an increase in certain accruals made for a variety of items, including approximately $7.5 million relating to our annual bonus program. This was partially offset by the effects of changes in assumptions used to value our equity based compensation awards that are tied to our unit price.

Depreciation, depletion, and amortization expense

	Year Ended December 31,
	2017	2016
	(in thousands)
Depreciation and depletion expense	$227,540	$193,976
Amortization of intangible assets	23,612	24,310
Amortization of CO2 volumetric production payments	1,328	3,910
Total depreciation, depletion and amortization expense	$252,480	$222,196
Total depreciation, depletion, and amortization expense increased $30 million between 2017 and 2016 primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business in 2017.
Interest expense, net

	Year Ended December 31,
	2017	2016
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$51,587	$41,948
Interest expense, senior unsecured notes	128,983	114,437
Amortization and write-off of debt issuance costs and discount	11,214	10,138
Capitalized interest	(15,022)	(26,576)
Net interest expense	$176,762	$139,947
Net interest expense increased $37 million during 2017 primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, including the financing of the acquisition of our Alkali Business in 2017. In addition, capitalized interest decreased as result of certain of our large organic growth projects being completed and placed into service throughout 2017.
Other Consolidated Results
Net income included an unrealized loss on derivative positions, excluding fair value hedges, of $10.9 million in 2017 and an unrealized loss of $1.3 million in 2016. Those amounts are included in onshore facilities and transportation product costs in the Condensed Consolidated Statement of Operations and are not a component of Segment Margin. Net income for the year ended December 31, 2017 also includes $40.3 million of gains resulting from the sale of certain non-core assets, as well as a $12.6 million non-cash provision relating to certain leased railcars no longer in use.
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Offshore crude oil pipeline revenue	$270,454	$115,640
Offshore natural gas pipeline revenue	64,225	24,590
Offshore pipeline operating costs, excluding non-cash expenses	(72,009)	(39,685)
Distributions from equity investments	84,321	94,361
Other	(10,371)	2,817
Offshore Pipeline Transportation Segment Margin (1)	$336,620	$197,723

Volumetric Data 100% basis:
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,533	172,647
Poseidon	262,829	259,568
Odyssey	106,933	72,958
GOPL(2)	7,468	13,038
Total crude oil offshore pipelines	581,763	518,211

Natural gas transportation volumes (MMBtus/d) (3)	679,862	708,556

Volumetric Data net to our ownership interest (4):
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,533	124,928
Poseidon	168,211	115,219
Odyssey	31,011	21,158
GOPL(2)	7,468	13,038
Total crude oil offshore pipelines	411,223	274,343

Natural gas transportation volumes (MMBtus/d) (4)	398,190	420,464

(1)
Offshore Pipeline Transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2016 and 2015, respectively.

(2)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

(3)	Represents volumes per day from the period the pipelines and related assets were acquired in July 2015.

(4)	Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
Offshore Pipeline Transportation Segment Margin for 2016 increased $138.9 million, or 70%, from 2015. This increase is primarily due to our Enterprise acquisition, which closed in July 2015. As a result of our Enterprise acquisition, we obtained interests in approximately 2,350 miles of offshore crude oil and natural gas pipelines (including increasing our ownership interest in each of the Poseidon, SEKCO, and CHOPS pipelines) and six offshore hub platforms. The operating results in 2016 of the offshore pipeline assets acquired from Enterprise continued to meet or exceed our expectations, with a net increase in volumes (compared to the year ended December 31, 2015) for the most significant of those offshore crude oil pipelines. In addition, this increase was partially the result of 2016 drilling activity which predominantly occurred near existing infrastructure due to the attractive economics in current pricing conditions. Our extensive pipeline network benefited ratably from this activity.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2016	2015
Volumes sold (in DST):
NaHS volumes	125,766	127,063
NaOH (caustic soda) volumes	80,021	86,914
Total	205,787	213,977

Revenues (in thousands):
NaHS revenues	$136,240	$137,825
NaOH (caustic soda) revenues	39,413	42,746
Other revenues	5,012	6,686
Total external segment revenues	$180,665	$187,257

Segment Margin (in thousands)	$79,508	$80,246

Average index price for NaOH per DST (1)	$480	$416

(1)	Source: IHS Chemical
Sodium minerals and sulfur services Segment Margin for 2016 decreased $0.7 million, or 1%, from 2015. The significant components of this fluctuation were as follows:

•
During 2016, our NaHS business was able to realize more benefits from our favorable management of the purchasing (including economies of scale) and utilization of caustic soda in our (and our customers') operations and our logistics management capabilities, as compared to 2015. The fluctuation in NaHS revenues and volumes had a minimal impact on Segment Margin.

•
Caustic soda revenues decreased 8% due to a decrease in both caustic soda sales volumes and our sales price for caustic soda. Although caustic sales volumes may fluctuate, the contribution to Segment Margin from these sales is not a significant portion of our sodium minerals and sulfur services activities.

•
Average index prices for caustic soda increased to $480 per DST during 2016 compared to $416 per DST during 2015. Those price movements affect the revenues and costs related to our sulfur removal services as well as our caustic soda sales activities. Typically, changes in caustic soda prices do not materially affect Segment Margin attributable to our sulfur processing services because the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, Segment Margin may be impacted. Additionally, our bulk purchase and storage capabilities related to caustic soda allow us to somewhat mitigate the effects of changes in index prices for caustic soda on our operating costs.

Onshore Facilities and Transportation Segment
Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Gathering, marketing, and logistics revenue	$930,347	$1,612,570
Crude oil and CO2 tariffs and revenues from direct financing leases of CO2 pipelines	58,567	68,265
Payments received under direct financing leases not included in income	6,277	5,685
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(823,780)	(1,479,972)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(94,592)	(116,842)
Other	6,545	5,688
Segment Margin	$83,364	$95,394

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	33,814	71,906
Jay	14,815	16,828
Mississippi	10,247	15,472
Louisiana (1)	44,295	32,481
Wyoming (2)	10,959	7,397
Onshore crude oil pipelines total	114,130	144,084

CO2 pipeline (average Mcf/day):
Free State	97,955	161,409

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	62,484	91,074
Rail load/unload volumes (3)	19,691	27,044

(1)
Total daily volume for the twelve months ended December 31, 2016, includes 8,997 barrels per day of refined products associated with our Port of Baton Rouge Terminal pipelines which became operational in the fourth quarter of 2016.

(2)	Represents volumes per day from the period the pipeline began operations in August of 2015.

(3)	Indicates total barrels for which fees were charged for either loading or unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment decreased $12 million, or 13%, in 2016 as compared to 2015. The most significant components of this change are discussed below.

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
Marine Transportation Segment Margin for 2016 decreased $33.1 million, or 32% from 2015. The decrease in Segment Margin is primarily due to a combination of lower utilization and lower day rates across our various marine asset classes, excepting the M/T American Phoenix which is under long term contract through September 2020. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have chosen to primarily place them in spot service or short-term (less than a year) service, as we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. In addition, our offshore barge fleet has experienced some volume cannibalization due to excess capacity issues that have arisen as new tankers and barges have been placed into service in anticipation of domestic crude oil volumes that have not yet and may not materialize. Such excess capacity may require a significant amount of time to resolve. In our inland fleet, we saw somewhat of a strengthening in utilization and stabilization in spot day rates towards the end of the year, especially in the black oil, or heavy, intermediate refined products trade, the trade to which we have almost exclusively committed our inland barges.

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
Net interest expense increased $39 million during 2016 primarily due to an increase in our average outstanding indebtedness from newly acquired and constructed assets, primarily related to additional debt outstanding as a result of financing our Enterprise acquisition. In July 2015, we issued an additional $750 million of aggregate principal amount of 6.75% senior unsecured notes to fund a portion of the purchase price for our Enterprise acquisition. Capitalized interest costs increased in 2016 due to our growth capital expenditures for projects when compared to the prior year.
Financial Measures

Overview

This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in generally accepted accounting principles in the United States of America (GAAP). We also present total Segment Margin as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP. A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
In the fourth quarter of 2017, we revised portions of the format and definitions relating to our presentation of non-GAAP financial measures. Amounts attributable to prior periods have been recast. We believe our revised presentation:

•
better aligns our non-GAAP financial measures with a broader array of criteria management uses to evaluate our performance, liquidity and other activities and conditions in light of the increasing size, diversity and complexity of our operations;

•	enhances transparency;

•	improves readability; and

•	provides a general format that is more consistent with many of our peers.
The primary substantive changes in our presentation are (i) to include "gains on asset sales" (approximately $40.3 million) in Available Cash before Reserves and (ii) to include the effects of a provision for certain leased assets no longer in use (approximately $12.6 million). Some of our peers exclude "gains on asset sales" from some or all of their non-GAAP financial measures and others include "proceeds from asset sales." For purposes of Available Cash before Reserves, we view that portion of the cash proceeds from an asset sale that are in excess of the carrying value of our investment as cash generated by our operating activities, which can be used for discretionary purposes, similar to operating income generated by an asset.
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses, and segment general and administrative expenses, after eliminating gain or loss on sale of assets, plus or minus applicable Select Items. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Segment Margin to net income is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8.
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
We define Available Cash before Reserves (“Available Cash before Reserves”) as net income before interest, taxes, depreciation and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense and cash tax expense. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Year Ended December 31,
		2017	2016
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	$(17,540)	$(13,253)
	Adjustment regarding direct financing leases[2]	6,921	6,277
	Revaluation of certain liabilities and assets[3]	—	6,044
	Certain non-cash items:
	Unrealized (gain) loss on derivative transactions excluding fair value hedges, net of changes in inventory value	9,942	1,790
	Loss on debt extinguishment	6,242	—
	Adjustment regarding equity investees[5]	31,852	39,276
	Other	5,326	1,748
	Sub-total Select Items, net[4]	42,743	41,882
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[6]	16,833	1,945
	Equity compensation adjustments	(1,227)	(763)
	Other	946	2,064
	Total Select Items, net[7]	$59,295	$45,128
(1) Represents adjustments attributable to certain cash payments received from customers under certain of our minimum payment obligation contracts that are not recognized as revenue under GAAP in the period in which such payments are received. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) Represents the net effect of adding cash receipts from direct financing leases and deducting expenses relating to direct financing leases.
(3) Represents a valuation allowance related to the collectibility of certain disputed receivables and claims.
(4) Represents all Select Items applicable to Segment Margin.
(5) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6) Represents transaction costs relating to certain merger and acquisition and financing transactions and certain interest payments on acquisition indebtedness incurred in advance of acquisition.
(7) Represents Select Items applicable to Available Cash before Reserves.

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
Available Cash before Reserves for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$82,647	$113,249
Income Tax expense	(3,959)	3,342
Depreciation, depletion, amortization, and accretion	262,021	230,563
Plus (minus) Select Items, net	59,295	45,128
Maintenance capital utilized	(13,020)	(7,696)
Cash tax expense	(100)	(1,200)
Other	2,148	855
Available Cash before Reserves	$389,032	$384,241

Liquidity and Capital Resources
General
As of December 31, 2017, we believe our balance sheet and liquidity position remained strong, including $599.8 million of borrowing capacity available under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
A large portion of our financing activities in 2017 related to financing considerations surrounding our acquisition of our Alkali Business. To finance that transaction and the related costs, we used proceeds from (i) a $550.0 million public offering of 6.50% senior unsecured notes due 2025 in August 2017, generating net proceeds of $540.1 million after issuance discount and underwriting fees, (ii) a $750 million private placement of Class A Convertible Preferred units in September 2017, generating net proceeds of $726.2 million, (iii) borrowings under our revolving credit facility and (iv) cash on hand. These activities are discussed in detail below.
On March 24, 2017, we issued 4,600,000 Class A common units in a public offering at a price of $30.65 per unit, which included the exercise by the underwriters of an option to purchase up to 600,000 additional common units from us. We received proceeds, net of offering costs, of approximately $140.5 million from that offering. The proceeds were used for general partnership purposes, including repaying a portion of the borrowings outstanding under our revolving credit facility.
On August 14, 2017, we issued $550 million in aggregate principal amount of 6.50% senior unsecured notes due October 1, 2025. Interest payments are due April 1 and October 1 of each year with the initial interest payment due April 1,

2018. That issuance generated net proceeds of $540.1 million, net of issuance costs incurred. The net proceeds were used to fund a portion of the purchase price for our acquisition of our Alkali Business.
In December 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026. Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. That issuance generated net proceeds of $442.0 million, net of issuance costs incurred. The net proceeds were used to redeem a portion of our outstanding principal on the 5.75% senior unsecured notes due 2021. Of the net proceeds, $204.8 million were used to repurchase the notes that were validly tendered, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. On January 16, 2018 we called for redemption on the remaining balance of our 2021 Notes, and the redemption was completed on February 15, 2018.
In July 2017, we amended our credit agreement to, among other things, make certain technical amendments related to the financing of our acquisition of our Alkali Business. The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2017, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2017, our letter of credit rate was 2.75%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2017).

•
Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

At December 31, 2017, we had $1.1 billion borrowed under our credit facility, with $29.0 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $1.0 million was outstanding at December 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The total amount available for borrowings under our credit facility at December 31, 2017 was $599.8 million.
We have the right to redeem each of our series of notes beginning on specified dates as summarized below, at a premium to the face amount of such notes that varies based on the time remaining to maturity on such notes. Additionally, we may redeem up to 35% of the principal amount of each of our series of notes with the proceeds from an equity offering of our common units during certain periods. A summary of the applicable redemption periods is provided in the table below.

	2021 Notes	2022 Notes	2023 Notes	2024 Notes	2025 Notes	2026 Notes
Redemption right beginning on	February 15, 2017	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	February 15, 2017	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021

At December 31, 2017, our long-term debt totaled $3.7 billion, consisting of $1.1 billion outstanding under our credit facility (including $29.0 million borrowed under the inventory sublimit tranche), $145 million of our 2021 Notes, $450 million of our 2026 Notes, $550 million of our 2025 Notes, $350 million of our 2024 Notes, $400 million of our 2023 Notes and $750 million of our 2022 Notes.

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
Each of our preferred units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we have the option to pay to the holders of our preferred units the applicable distribution amount in cash, preferred units, or any combination thereof. If we elect to pay all or any portion of a quarterly distribution amount in preferred units, the number of such preferred units will equal the product of (i) the number of then outstanding preferred units and (ii) the quarterly rate. We have elected to pay all distribution amounts attributable to 2017 in preferred units. For each quarter ending after March 1, 2019, we must pay all distribution amounts in respect of our preferred units in cash.
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
The Rate Reset Election of these preferred units represents and embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. See further information in Note 19. The preferred units themselves are classified as mezzanine capital on our Consolidated Balance Sheet.
See Note 11 for additional information regarding our preferred units.
Equity Distribution Program and Shelf Registration Statements
We have the capacity to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to opportunistically acquiring assets and businesses and constructing new facilities.
In 2016, we implemented an equity distribution program that will allow us to consummate "at the market" offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our "at the market" offerings the market can absorb from time to time. In connection, with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of December 31, 2017, we have issued no additional units under this program.

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
In our Alkali Business, we typically extract trona from our mining facilities, process into soda ash and other alkali products, and deliver and sell to our customers all within a relatively short time frame. If we did experience any differences in timing of extraction, processing and sales of this trona or Alkali products, this could impact the cash requirements for these activities in the short term.
The storage of our inventory of crude oil, petroleum products and alkali products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products (or pay for extraction and processing activities in the case of alkali products), we borrow under our credit facility (or use cash on hand) to pay for the crude oil or petroleum products (or extraction/processing of alkali products), utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil, petroleum products or alkali products. Additionally, we may be required to deposit margin funds with the NYMEX when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our credit facility or use cash on hand to fund the deposits.
Net cash flows provided by our operating activities were $338.9 million and $298.3 million for 2017 and 2016, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil, petroleum products and alkali products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of crude oil or petroleum products (or the cost to extract/process in the case alkali products) will require more or less cash. The increase in operating cash flow for 2017 compared to 2016 was primarily due to a decrease in working capital needs.
Net cash flows provided by our operating activities were $298.3 million and $289.5 million for 2016 and 2015, respectively. The decrease in operating cash flow for 2016 compared to 2015 was primarily due to an increase in cash earnings, as partially offset by an increase in working capital needs.
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

	Years Ended December 31,
	2017	2016	2015
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,037	$3,530	$1,888
Sodium mineral and sulfur services assets	24,045	2,274	1,555
Marine transportation assets	27,295	14,007	26,124
Onshore facilities and transportation assets	5,381	10,563	15,106
Information technology systems	286	547	515
Total maintenance capital expenditures	62,044	30,921	45,188
Growth capital expenditures:
Offshore pipeline transportation assets	$3,778	$7,657	$963
Sodium minerals and sulfur services assets	5,424	—	40
Marine transportation assets	41,119	64,797	42,885
Onshore facilities and transportation assets	143,742	306,075	394,581
Information technology systems	266	7,056	2,243
Total growth capital expenditures	194,329	385,585	440,712
Total capital expenditures for fixed and intangible assets	256,373	416,506	485,900
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of Alkali Business	1,325,000	—	—
Acquisition of remaining interest in equity investment	—	35,090	—
Acquisition of offshore pipelines (1)	—	—	1,521,569
Total business combinations capital expenditures	1,325,000	35,090	1,521,569
Capital expenditures related to equity investees (1)	—	—	2,900
Total capital expenditures	$1,581,373	$451,596	$2,010,369

(1)	Amount represents our investment in the SEKCO pipeline equity investee prior to our Enterprise acquisition.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
We anticipate spending approximately $100 million, inclusive of capitalized interest, during 2018 for projects currently under construction. The most significant of our projects are described below.
Baton Rouge Area Infrastructure Expansion
We are currently expanding our existing Baton Rouge area infrastructure to allow for greater capacity and flexibility in servicing our major refinery customer in the region. This expansion includes the construction of an additional 500,000 barrels of crude oil tankage at our existing Baton Rouge Terminal. Additionally, this expansion will include the upgrading of pumping and other infrastructure capabilities in order to allow for the efficient handling of expected increases in crude oil volumes received at our Baton Rouge area facilities. We expect these assets to become operational in the first half of 2018.
Wyoming Infrastructure Expansion

We have recently begun construction of a new gathering system to connect crude oil production to our existing Powder River basin pipeline infrastructure. This new gathering system is supported by a new long-term contract with one of the leading operators in the Powder River basin. The operator will dedicate approximately 150,000 acres to the new gathering system and a total of 300,000 acres to our Powder River basin pipeline infrastructure for a period of ten years, including approximately 150,000 acres that had previously been dedicated. We expect the new gathering system to become operational throughout 2018 depending on the pace of upstream activity.
Inland Marine Barge Transportation Expansion
We ordered 28 new-build barges and 18 new-build push boats for our inland marine barge transportation fleet. We have accepted delivery of 26 of those barges and 18 of those push boats through December 31, 2017. We took delivery of those remaining vessels in January 2018.
Maintenance Capital Expenditures
Maintenance capital expenditures have annually ranged between $15 million and $65 million. We expect a large portion of our maintenance capital expenditures incurred to be related to our Alkali Business going forward, given the nature of its operations. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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

In February 2018, we paid a distribution of $0.51 per unit related to the fourth quarter of 2017. With respect to our Class A Convertible Preferred Units, we have declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of an additional 490,252 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2017 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2018 to unitholders holders of record at the close of business January 31, 2018.
Our historical distributions to common unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Unit Amount	Total Amount
2015
4th Quarter	February 12, 2016		$0.6550	$72,036
2016
1st Quarter	May 13, 2016		$0.6725	$73,961
2nd Quarter	August 12, 2016		$0.6900	$81,406
3rd Quarter	November 14, 2016		$0.7000	$82,585
4th Quarter	February 14, 2017		$0.7100	$83,765
2017
1st Quarter	May 15, 2017		$0.7200	$88,257
2nd Quarter	August 14, 2017		$0.7225	$88,563
3rd Quarter	November 14, 2017		$0.5000	$61,290
4th Quarter	February 14, 2018	(1)	$0.5100	$62,515

(1)	This distribution was paid on February 14, 2018 to unitholders of record as of January 31, 2018.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2017.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$—	$1,976,990	$1,721,128	$3,698,118
Estimated interest payable on long-term debt (2)	235,235	470,470	389,446	231,045	1,326,196
Operating lease obligations	44,580	77,973	51,360	115,937	289,850
Unconditional purchase obligations (3)	297,355	80,404	8,100	16,200	402,059
Other Cash Commitments:
Capital expenditure commitments(4)	7,100	—	—	—	7,100
Asset retirement obligations (5)	20,377	28,947	—	148,863	198,187
Total	$604,647	$657,794	$2,425,896	$2,233,173	$5,921,510

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of May 9, 2022. We have $145 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2021(the "2021 Notes"), $750 million in aggregate principal amount of senior unsecured notes that mature on August 1, 2022 (the "2022 Notes"), $400 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2023 (the "2023 Notes"), $350 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes"), $550 million in aggregate principal amount of senior unsecured notes that mature on October 1, 2025 (the"2025 Notes"), and $450 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2026 (the "2026 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2021, 2022, 2023, 2024, 2025, and 2026 Notes are 5.75%, 6.75%. 6.00%, 5.625%, 6.50%, and 6.25%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2017 under our credit facility remained outstanding through the final maturity date of May 9, 2022 and interest rates remained at the December 31, 2017 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil and petroleum products are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2017 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)	Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program.

(5)
Represents the estimated future asset retirement obligations on a discounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2017 was $198.2 million and is further discussed in Note 6 to our Consolidated Financial Statements.

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
Depreciation, Amortization and Depletion of Long-Lived Assets and Intangibles
In order to calculate depreciation, depletion and amortization we must estimate the useful lives of our fixed assets (including the reserve life of our mineral leaseholds) at the time the assets are placed in service. We compute depreciation using the straight-line method based on these estimated useful lives. The actual period over which we will use the asset may differ from the assumptions we have made about the estimated useful life. We adjust the remaining useful life as we become aware of such circumstances.
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

We compute depletion using the units of production method using actual production and our estimated reserve life. The actual reserve life may differ from the assumptions we have made about the estimated reserve life.
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
We may perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2017, our market capitalization exceeded the book value of our equity (partner's capital); therefore, since there were no events or changes in circumstances indicating impairment issues, we determined that it was not necessary to perform an interim assessment as of December 31, 2017. We did not have any goodwill impairments in 2017, 2016 or 2015.
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
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2017, we had 822,212 phantom units outstanding and recorded a credit to expense of $3.4 million of expense during 2017. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2017, we estimated approximately $2.1 million of remaining compensation costs to be recognized over a weighted average period of approximately one and a half years for these awards. Changes in our assumptions may impact our liabilities and expenses related to these awards.
See Note 16 to our Consolidated Financial Statements in Item 8 for further discussion regarding our equity compensation plans.
Fair Value of Derivatives
The fair value of a derivative at a particular period end does not reflect the end results of a particular transaction, and will most likely not reflect the gain or loss at the conclusion of a transaction. We reflect estimates for these items based on our internal records and information from third parties. We have commodity and other derivatives that are accounted for as assets and liabilities at fair value in our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange traded, the estimates we use are based on indicative broker quotations or an internal valuation model. Our valuation models utilize market observable inputs such as price, volatility, correlation and other factors and may not be reflective of the price at which they can be settled due to the lack of a liquid market.
We also have embedded derivatives in our Class A Convertible preferred units that are accounted for as liabilities at fair value in our Consolidated Balance Sheet as of December 31, 2017. Derivatives related to the embedded derivatives in our preferred units are valued using a model that contains inputs, including our common unit price, 30-year U.S. Treasury rates, default probabilities and timing estimates, which involve management judgment.
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
At December 31, 2017, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective transition method. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. As a result of our process of evaluating the impact of this guidance on each type of revenue contract entered into with customers, we have determined that the adoption of this guidance will have an immaterial impact on revenues and costs in certain of our revenue streams including our legacy sulfur removal operations relating to our NaHS business. We expect these items to have an even less significant impact on net income on a go forward basis. As relating to the adoption of this guidance, we will apply the modified retrospective transition approach.
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
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We expect this guidance to have an impact on how we report our operating and investing cash flows from certain cash receipts and payments, particularly relating to cash distributions received from certain of our equity investees.
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, primarily related to volatility in crude oil and petroleum products prices, soda ash prices, NaHS and NaOH prices and interest rates. Our policy is to purchase only commodity products for which we have a market, and to structure our sales contracts so that price fluctuations for those products do not materially affect the Segment Margin we receive. We do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2017 were categorized as non-trading. On December 31, 2017 we had entered into NYMEX future contracts that will settle between February and March 2018 and NYMEX options contracts that will settle during February and May 2018. This accounting treatment is discussed further in Note 18 to our Consolidated Financial Statements.
The table below presents information about our open commodity derivative contracts at December 31, 2017. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2017 quoted market prices on the NYMEX. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
NYMEX Futures Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	520	Bbl	$57.28	$29,817	$1,602	$31,419
#6 Fuel Oil	Bbl	260	Bbl	$55.01	$14,302	$369	$14,671

Buy (Long) Contracts:
Crude Oil	Bbl	152	Bbl	$57.30	$8,709	$475	$9,184
#6 Fuel Oil	Bbl	20	Bbl	$53.20	$1,064	$64	$1,128

NYMEX Option Contracts (2)
Written Contracts:
Crude Oil	Bbl	80	Bbl	$0.85	$68	$21	$89

Purchased Contracts:
Crude Oil	Bbl	45	Bbl	$0.24	$11	$3	$14

(1)	Prices and volumes as presented as quoted on the NYMEX. To calculate the total contract value the price per unit in gallons should be multiplied by 42 gallons to convert into a price per barrel.

(2)	Weighted average premium received/paid.
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts. Given the competitive advantages associated with our naturally produced soda ash as previously discussed (relative to that which is synthetically produced), we believe this somewhat mitigates market risk within our Alkali Business.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2017, we had $1.1 billion of debt outstanding under our credit facility. For the year ended December 31, 2017, a 10% change in LIBOR would have resulted in approximately a $4.9 million change in net income.
The The Preferred Distribution Rate Reset Election of our Class A convertible preferred units is an embedded derivative that must be bifurcated from the related host contract, the preferred unit purchase agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, U.S. treasury rates and dividend yields to ultimately calculate the fair value of our Class A convertible preferred units with and without the Preferred Distribution Rate Reset Option. See Note 11 to our Consolidated Financial Statements for a discussion of embedded derivatives.
Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements.”
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2017, the Partnership’s internal control over financial reporting is effective based on those criteria.
In September 2017, we acquired our Alkali Business for approximately $1.325 billion in cash. Due to the recent nature and scale of this business combination, it was not practical from a timing or resource standpoint for us to conduct a thorough assessment of the internal control over financial reporting prior to December 31, 2017 as relating to our acquisition of this business. As a result, we excluded our Alkali Business acquisition from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. We are in the process of implementing our internal control structure over the operations surrounding our Alkali Business acquired and expect that this effort will be completed in 2018. Our Alkali Business accounted for approximately 14% of our consolidated revenues for the year ended December 31, 2017 and approximately 20% of our total consolidated assets at December 31, 2017.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Genesis Energy, L.P.
We are a Delaware limited partnership. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. It also employs most of our personnel, including executive officers. Employees of our Alkali operations are employed by Genesis Alkali, LLC, a wholly-owned subsidiary.

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

Collectively, members of the Davison family own approximately 10.1% of our Class A Common Units and 76.9% of our Class B Common Units, for a combined ownership percentage of 10.2% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
Our board of directors currently consists of Sharilyn S. Gasaway, James E. Davison, James E. Davison, Jr., Kenneth M. Jastrow II, Conrad P. Albert, Jack T. Taylor and Mr. Sims. Our board of directors has determined that each of Ms. Gasaway and Messrs. Jastrow, Albert and Taylor is an independent director under the NYSE rules.
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
On September 1, 2017, we sold $750 million of Class A convertible preferred units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our preferred units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive, attributable to any quarter ending after March 1, 2019.
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
Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 26, 2018.

Name	Age	Position
Grant E. Sims	62	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	71	Director
James E. Davison	80	Director
James E. Davison, Jr.	51	Director
Sharilyn S. Gasaway	49	Director
Kenneth M. Jastrow II	70	Director
Jack T. Taylor	66	Director
Robert V. Deere	63	Chief Financial Officer
Edward T. Flynn	59	Executive Vice President
Richard R. Alexander	42	Vice President
Karen N. Pape	59	Senior Vice President and Controller
Kristen O. Jesulaitis	48	General Counsel
William S. Goloway	57	Vice President
Garland G. Gaspard	63	Senior Vice President
Chad A. Landry	54	Vice President
Ryan S. Sims	34	Vice President
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
James E. Davison has served as a director of our general partner since July 2007. Mr. Davison served as chairman of the board of Davison Transport, Inc. for over 30 years. He also serves as President of Terminal Services, Inc. Mr. Davison has over forty years of experience in the energy-related transportation and sulfur removal businesses. Mr. Davison brings to our board of directors significant energy-related transportation and sulfur removal experience and industry knowledge.
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of Origin Bancorp, Inc. and serves on its nominating and corporate governance, finance, and compensation committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009. She served as Controller of Alltel Corporation from 2002 through 2006. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the compensation and nominating committees of JB Hunt and the nominating and corporate governance committee of Waddell and Reed. Ms. Gasaway provides our board of directors valuable management and financial expertise, including an understanding of the accounting and financial matters that we address on a regular basis.
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
Edward T. Flynn has served as Executive Vice President of our general partner and President, Genesis Alkali since we acquired that business from Tronox Ltd. in September 2017 (where he also previously served as Executive Vice President). Prior to joining Tronox, Mr. Flynn served as President FMC Minerals. He was previously President of FMC’s Industrial Chemicals Group.  Mr. Flynn is a member of the Board of Directors for ANSAC and a member of the Board of Directors of the Industrial Minerals Association of North America (IMA-NA).
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
Garland G. Gaspard has served as Senior Vice President of our general partner since January 2017 and is responsible for the operational aspects of our onshore and offshore pipelines, rail facilities, terminals, offshore facilities and assets, engineering, trucking and health, safety, security and environmental compliance. Mr. Gaspard joined Genesis in 2015 as a result of our acquisition of the offshore Gulf of Mexico assets from Enterprise Products and has had responsibility for the operational aspects of our offshore assets since that time. Prior to this acquisition, Mr. Gaspard served in various capacities within Enterprise Products' operations including underground gas storage, natural gas liquids, natural gas pipelines and offshore operations.
Chad A. Landry has served as Vice President of our general partner since January 2017. Mr. Landry joined Genesis in 2013 and since that time has been responsible for all operational and commercial aspects of our sodium minerals and sulfur services segment. Prior to joining Genesis, he spent 14 years at Axiall Corporation (Georgia Gulf), most recently as Vice President - Chlor-Alkali & Vinyls.
Ryan S. Sims has served as Vice President of our general partner since January 2017. Mr. Sims joined Genesis in 2011 and is responsible for our finance, planning and corporate development functions. He has also previously been responsible for the operational and commercial aspects of our rail and terminals businesses. Prior to joining Genesis, Mr. Sims spent six years in the investment banking industry. Mr. Sims is the son of Grant E. Sims, our Chairman and Chief Executive Officer.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors of our general partner and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons to us, we are aware of no filings that were not timely made, except for the following: Messrs. Goloway, Gaspard, Sims and Ms. Pape and Ms. Jesulaitis each filed a Form 4 on May 16, 2017 for the issuance of phantom units on April, 11, 2017. In addition, Mr. Flynn filed a Form 3 on September 12, 2017 for the purchase of common units on September 1, 2017.
Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2017.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2017 were:

•	Grant E. Sims, Chief Executive Officer;

•	Robert V. Deere, Chief Financial Officer;

•	Stephen M. Smith, Formerly Vice President;

•	Richard R. Alexander, Vice President;

•	Chad A. Landry, Vice President.
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
Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases, retention bonuses and long-term incentive awards are made or granted.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes the Committee to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2017, the G&C Committee engaged BDO, an independent compensation consultant, to assist the Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
At the request of the G&C Committee, BDO reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials circulated to the G&C Committee, and management’s recommendations regarding executive compensation plans. BDO also developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our peer companies’ public filings, but did not determine or recommend the amount of compensation.
The peer group used for this market analysis in 2017 consisted of the following 15 companies in the energy industry: Buckeye Partners, Calumet Specialty Products Partners, Plains All American Pipeline, Enlink Midstream Partners, DCP Midstream, HollyFrontier Corporation, Magellan Midstream Partners, Delek US Holdings, NuStar Energy, NGL Energy Partners, Sunoco Logistics Partners, Targa Resources Partners, Spectra Energy Partners, Western Refining and Summit Midstream Partners. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles to us and/or their growth or capital programs are similar to ours.
The Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above. The 2017 peer group remains the same as the 2016 group.
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
Compensation Objectives and Philosophy
The primary objectives of our compensation program are to:

•
encourage our executives to build and operate the partnership in a way that is aligned with our common unitholders’ interests, focusing on growing total unitholder returns and growing the asset base with an emphasis on maintaining a focus on the long-term stability of the enterprise so as to not promote inappropriate risk taking;

•	offer near-term and long-term compensation opportunities that are consistent with industry norms; and

•	provide appropriate levels of retention to the executive team to ensure long-term continuity and stability for the successful execution of key growth initiatives and projects.
We strive to accomplish these objectives by providing all employees, including our NEOs, with a total compensation package that is market competitive and performance-based. In our assessment of the market competitiveness of compensation, we take into consideration the compensation offered by companies in our peer group described above, but we have not identified a specific percentile of peer company pay as a target. Rather, we use market information as one consideration in setting compensation along with individual performance, our financial and operational performance and our safety performance.

We pay base salaries at levels that we feel are appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. The incentive-based components of each NEO’s compensation include annual cash bonus opportunities and participation in the long-term incentive program. The annual cash bonus rewards incremental operational and financial achievements required to meet investor expectations in the short-term while the long-term component focuses rewards to the long-term stability of the enterprise. Both incentive components are generally linked to base salary and are consistent in general with our understanding of market practice and with our judgment regarding each individual’s role in the organization.
As described in more detail below, we believe that the combination of base salaries, cash bonuses and long-term incentive plans provide an appropriate balance of short and long-term incentives, cash and non-cash based compensation and alignment of the incentives for our executives, including our NEOs, with the interests of our common unitholders.
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including annual and retention bonuses) is driven by the generation of Available Cash before Reserves (which is an important metric of value for our unitholders) and our safety record with the goal of retention of key employees and NEOs. Our long term incentive plan is linked primarily to increases in the distribution rate on our common units and appreciation in our common unit price.
Elements of Our Compensation Program and Compensation Decisions for 2017
The primary elements of our compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the year ended December 31, 2017, the elements of our compensation program for the NEOs consisted of the following:

•	annual base salary

•	discretionary annual cash and bonus awards

•	annual grants under long-term incentive arrangements
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
In April 2017, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the base salaries of Messrs. Sims, Deere, Smith and Alexander were not increased from 2016 and remained unchanged in the amounts of $600,000, $450,000, $325,000 and $325,000 respectively. The base salary of Mr. Landry was increased to $312,500, representing an increase from 2016 of 4%.
Bonuses

Our NEOs typically participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2017 operational and financial performance, in the context of total NEO compensation, no performance-based awards were earned by NEOs and it was determined by the G&C Committee that each NEO would instead be considered for a retention bonus for 2017, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2017, Messrs. Smith, Alexander and Landry were granted retention bonuses of $150,000, $400,000 and $275,000 respectively, to be paid in installments in October 2017, October 2018 and October 2019 contingent upon continued employment at those dates. Mr. Smith has since foregone his retention bonus given his January 10, 2018 resignation. In addition, Messrs. Alexander and Landry were granted 2017 discretionary bonuses of $60,000 and $80,000 respectively, in recognition of their leadership of their respective areas of responsibility and their individual contribution to the company’s continued performance. These bonuses will be paid in March 2018, contingent upon their continued employment at that date. Given the near-term economic challenges faced by us and the industry generally, we believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them. Over the long term, the G&C committee intends to continue performance-based cash incentives as a cornerstone of our executive pay program.
Long-Term Incentive Compensation
We provide equity-based, long-term compensation for our officers, directors and certain employees through our 2010 Long-Term Incentive Plan, or the 2010 LTIP. The 2010 LTIP is designed to promote a sense of proprietorship and personal involvement in our development and financial success among our employees and directors through awards of phantom units and distribution equivalent rights, or DERs. The 2010 LTIP also allows for providing flexible incentives to employees and directors. Prior to vesting or termination of the applicable restricted period, our officers cannot transfer (including sell, pledge or hedge) any of their LTIP Awards.
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
The G&C Committee administers the 2010 LTIP, and has the authority to determine the terms and conditions of any awards granted under the 2010 LTIP and to adopt, alter and repeal rules, guidelines and practices relating to the 2010 LTIP. The G&C Committee has full discretion to administer and interpret the 2010 LTIP and to establish such rules and regulations as it deems appropriate and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised. The G&C Committee designates participants in the 2010 LTIP, determines the types of awards to grant to participants and determines the number of units to be covered by any award. Our board of directors can terminate the 2010 LTIP at any time.
Targeted grant values for the NEOs are established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted bonus for each NEO. For 2017, the G&C Committee established the following long-term incentive target grant values for each of our NEOs:

2017
Name	Long-Term Incentive Target Grant Value
Grant E. Sims	$600,000
Robert V. Deere	$450,000
Stephen M. Smith	$400,000
Richard R. Alexander	$750,000
Chad A. Landry	$315,000
In April 2017, phantom units were granted to each of our NEOs and certain employees under the 2010 LTIP. The number of units granted was determined by dividing the closing market price of our common units on the date of grant by the long-term incentive target amount. The 2017 LTIP awards will vest on the third anniversary of issuance, contingent on continued employment at those dates, and th phantom units will be paid in cash upon vesting based on the average closing price of the common units for the 20 trading days immediately prior to the date of vesting. The phantom units granted to our NEOs in April 2017 were all performance-based awards, with the exception of Mr. Landry whose awards were 60% performance based and 40% service based awards. For the minimum, target and maximum number of units awarded to our NEO’s for 2017, please refer to the table below entitled “Grants of Plan-Based Awards for Fiscal Year 2017.
For 2017, the performance-based LTIP awards granted to our NEOs and certain other employees will vest as follows:
(i) if the quarterly cash distribution on the common units for the fourth quarter of 2019 is $0.75 per unit, 50% of the target number of phantom units granted will vest, and the remainder will be forfeited;
(ii) if the quarterly cash distribution on the common units is $0.80 per unit, 100% of the target number of phantom units granted will vest; or

(iii) if the quarterly cash distribution on the common units is $0.85 per unit or greater, 150% of the target number of phantom units granted will vest.
If the quarterly cash distribution on the common units falls between the above ranges of $0.75 per unit and $0.85 per unit, the phantom units will vest on a proportionately adjusted basis (for example, if the quarterly cash distribution on the common units is $0.775 per unit, 75% of the phantom units targeted will vest or if the quarterly cash distribution on the common units is $0.825 per unit, 125% of the phantom units targeted will vest). If the quarterly cash distribution is below $0.75 per unit for the fourth quarter of 2019, all of the performance-based phantom units granted will be forfeited.
The phantom units also include distribution equivalent rights, or DERs, which are granted in tandem with all phantom units. DERs on all performance-based awards to our NEOs are paid quarterly based on the number of units corresponding to the number of units in the initial grant.
In October 2017, our management completed a strategic review and analysis of our capital allocation program and decided that, due to dramatic changes in how the market values MLP units, it was in the best long-term interest of our unitholders to further strengthen our balance sheet and enhance our financial flexibility. Management, then, implemented a strategy to re-allocate capital by, among other things, resetting our quarterly distribution rate per unit to $0.50 (from $0.71), with a visible path to sustainable quarterly distribution increases thereafter. See Item 7 for a more detailed discussion. That distribution reset immediately resulted in all outstanding LTIP performance based awards effectively becoming worthless given the high unlikelihood of achieving the minimum quarterly cash distribution targets required for vesting. As a result, management and the G&C committee, in light of changes in how the market values MLP units, are evaluating changes in the long-term compensation program to more fully align the interests of the program’s participants and those of the unitholders. As a retention device for our current NEOs and other key employees, the G&C Committee implemented for 2017 a special retention program, which is designed to incentivize and retain certain of our key performers so that we maintain the benefit of their leadership going forward. Messrs. Sims, Deere, Alexander, and Landry were granted $1,400,000, $450,000, $400,000, and $240,000 respectively under this program. These awards will be paid in April 2018, contingent upon their continued employment at that date.
Other Compensation and Benefits
We offer certain other benefits to our NEOs, including medical, dental, disability and life insurance, and contributions on their behalf to our 401(k) plan. NEOs participate in these plans on the same basis as all other employees. Other than the 401(k) plan, we do not sponsor a pension plan in which our NEOs are eligible to participate, and we do not provide post-retirement medical benefits that would be available to our NEOs.
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
For our equity-based compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 16 of our Consolidated Financial Statements in Item 8.
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

•	goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2017, 2016 and 2015.

Name & Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2017	$600,000	$1,400,000	$593,428	$309,287	$2,902,715
Chief Executive Officer	2016	600,000	—	1,744,069	274,531	2,618,600
(Principal Executive Officer)	2015	576,923	—	1,755,771	190,851	2,523,545
Robert V. Deere	2017	450,000	450,000	445,063	187,018	1,532,081
Chief Financial Officer	2016	450,000	—	1,017,376	162,940	1,630,316
(Principal Financial Officer)	2015	450,000	—	658,448	108,449	1,216,897
Stephen M. Smith (1)	2017	325,000	67,500	395,619	133,439	921,558
formerly Vice President	2016	325,000	—	581,367	117,999	1,024,366
	2015	317,308	225,000	438,966	85,268	1,066,542
Richard R. Alexander	2017	325,000	640,000	741,761	212,304	1,919,065
Vice President	2016	325,000	—	726,693	154,883	1,206,576
	2015	317,308	300,000	585,287	112,299	1,314,894
Chad A. Landry	2017	312,500	443,750	311,560	85,770	1,153,580
Vice President	2016	300,000	157,500	290,683	47,811	795,994
	2015	300,000	295,000	292,644	37,342	924,986

(1)	Mr. Smith resigned his position effective January 10, 2018.

(2)
The amounts shown represent any retention bonuses vested and paid during 2017, as well as any cash or retention bonuses or special retention program awards earned relative to 2017 but paid subsequent to December 31, 2017.

(3)
The amounts shown in this column represent the aggregate grant date fair value for each NEO’s phantom units granted under our 2010 Long-Term Incentive Plan. The grant date fair value of each award was determined in accordance with accounting guidance for equity-based compensation and is based on the probable outcome of any underlying performance conditions. Assumptions used in the calculation of these amounts are included in Note 16 to our Consolidated Financial Statements in Item 8.

(4)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2017.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$13,500	$1,458	$294,329	$309,287
Robert V. Deere	$27,000	$1,458	$158,560	$187,018
Stephen M. Smith	$27,000	$1,458	$104,981	$133,439
Richard R. Alexander	$29,700	$1,458	$181,146	$212,304
Chad A. Landry	$26,997	$1,458	$57,315	$85,770
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs.
Grants of Plan-Based Awards in Fiscal Year 2017
The following table shows equity incentive plan awards granted to our NEOs in 2017.

		Estimated Future Payouts Under
		Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Market Price of Common Units on Award Date (2)	Grant Date Fair Value of Stock and Option Awards (3)
Grant E. Sims	4/11/2017	9,164	18,327	27,491	$32.74	$593,428
Robert V. Deere	4/11/2017	6,873	13,745	20,618	$32.74	$445,063
Stephen M. Smith	4/11/2017	6,109	12,218	18,327	$32.74	$395,619
Richard R. Alexander	4/11/2017	11,454	22,908	34,362	$32.74	$741,761
Chad A. Landry	4/11/2017	6,735	9,622	12,509	$32.74	$311,560

(1)
Represents the number of phantom units that each NEO can earn of grant awarded on April 11, 2017, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2019. See additional discussion in "Long-Term Incentive Compensation" above.

(2)	Represents the closing market price of our common units on the date of the phantom unit award on April 11, 2017.

(3)
The amounts in this column for each NEO represent the fair value of the award on the date of the grant (as computed in accordance with accounting guidance for equity-based compensation) assuming no forfeitures and using the twenty day average closing price of our common units through the date of grant ($32.38) multiplied by the target number of units awarded.

Employment Agreements
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

Outstanding Equity Awards at December 31, 2017
The following table presents the information regarding the outstanding equity awards to our NEOs at December 31, 2017.

		Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/11/2017	27,491	$616,623
	4/12/2016	85,634	$1,920,771
	4/14/2015	57,705	$1,294,323
Robert V. Deere	4/11/2017	20,618	$462,462
	4/12/2016	49,953	$1,120,446
	4/14/2015	21,641	$485,408
Stephen M. Smith (4)	4/11/2017	18,327	$411,075
	4/12/2016	28,545	$640,264
	4/14/2015	14,427	$323,598
Richard R. Alexander	4/11/2017	34,362	$770,740
	4/12/2016	35,681	$800,325
	4/14/2015	19,236	$431,463
Chad A. Landry (3)	4/11/2017	12,509	$280,577
	4/12/2016	12,370	$277,459
	4/14/2015	8,336	$186,976

(1)
The number of performance units reflected in the table assumes a maximum performance payout based upon past achievement levels from the previous vesting period. Service based units held by Mr. Landry do not specify threshold, target and maximum payouts levels. For additional information regarding Mr. Landry's units, please see note 3 below.

(2)	The amounts in this column were calculated by multiplying the closing market price of our units using the twenty day average at year-end by the number of applicable units outstanding.

(3)
Phantom units outstanding for Mr. Landry include 2,565, 3,806 and 3,848 service based units for 2015, 2016 and 2017 respectively. The remainder of the outstanding units held by Mr. Landry and represented above are performance based units.

(4)	Mr. Smith resigned his position effective January 10, 2018 and thus forfeited all of the outstanding units above at that time.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2017 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	11,111	$361,313
Robert V. Deere	11,111	$361,313
Stephen M. Smith	11,111	$361,313
Richard R. Alexander	7,222	$234,843
Chad A. Landry	6,018	$195,685
The phantom unit awards granted to our NEOs in 2014 vested on April 8, 2017 and, pursuant to our 2010 Long Term Incentive Plan, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested. We achieved the maximum target for 2014 award grants of a quarterly distribution to common unitholders of $0.70 per unit; therefore the number of phantom units vested in the table above represents 150% of the initial award. Those phantom unit awards were paid in cash.
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

Based upon a hypothetical termination date of December 31, 2017, the termination benefits for Messrs. Sims, Deere, Smith and Alexander for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2017, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$325,000
Healthcare	24,039
Total	$349,039
If termination occurs due to death or disability, Messrs. Sims, Deere, Alexander and Landry would vest in outstanding phantom unit awards under our 2010 LTIP. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2017 would result in payments under the 2010 LTIP of the following amounts upon death or disability:

Grant E. Sims	$2,570,613
Robert V. Deere	$1,378,862
Richard A. Alexander	$1,335,011
Chad A. Landry	$573,064
Based on a hypothetical simultaneous change of control and termination date of December 31, 2017, the change of control termination benefits for Messrs. Sims, Deere, Alexander and Landry would have been as follows:

	Grant E. Sims	Robert V. Deere	Richard R. Alexander	Chad A. Landry
Severance pursuant to employment agreement	$—	$—	$325,000	$—
Healthcare	—	—	24,039	—
Cash payment for vested phantom units under 2010 LTIP	2,570,613	1,378,862	1,335,011	573,064
Total	$2,570,613	$1,378,862	$1,684,050	$573,064
Director Compensation in Fiscal Year 2017
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$80,000	$100,000	$20,222	$200,222
James E. Davison, Jr.	$80,000	$100,000	$20,222	$200,222
Sharilyn S. Gasaway	$107,000	$112,500	$22,750	$242,250
Kenneth M. Jastrow II	$92,500	$112,500	$22,750	$227,750
Corbin J. Robertson III (5)	$60,000	$75,000	$19,745	$154,745
Conrad P. Albert	$96,500	$102,500	$20,728	$219,728
Jack T. Taylor	$97,000	$102,500	$20,728	$220,228

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2017 consist of phantom units granted under our 2010 LTIP and stock appreciation rights pursuant to our Stock Appreciation Rights Plan. Messrs. James Davison and James Davison, Jr. each hold 8,275 outstanding phantom units and 1,000 stock appreciation rights. Messrs. Jastrow, Albert, Taylor and Ms. Gasaway hold 9,308, 8,482, 8,482 and 9,308 outstanding phantom units, respectively.

(4)	Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.

(5)	Mr. Robertson resigned his position as a director in August 2017.
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
Compensation Changes Subsequent to December 31, 2017

Mr. Smith, our Vice President responsible for our onshore facilities and transportation segment, resigned his position effective January 10, 2018 for personal reasons. There were no disagreements between Mr. Smith and our management or board of directors that influenced his decision to resign.
CEO Pay Ratio

Our CEO to median employee pay ratio is calculated in accordance with the SEC’s pay ratio rules, Item 402(u) of Regulation S-K, which requires the disclosure of (i) the median of the annual total compensation of all employees of the company (except the CEO), (ii) the annual total compensation for the CEO, and (iii) the ratio of these two amounts.  We identified the median employee by examining the 2017 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2017.   As of December 31, 2017, the company had 2,142 employees, including 2,118 full-time employees, and 24 part-time and seasonal employees. Consistent with Item 402(u), we have excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s “Publication 15A: Employer’s Supplemental Tax Guide.  We selected December 31, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.  We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of our employees are located in the United States, including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.

After identifying the median employee based on total cash compensation, we calculated the annual total compensation for that employee using the same methodology we use for our named executive officers as set forth in the 2017 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO had 2017 annual total compensation of $2,902,715, as reflected in the Summary Compensation Table.  Our median employee’s annual total compensation for 2017 was $116,085.  Based on this information, Mr. Sims’ total annual compensation was approximately thirteen times that of our median employee in 2017 or 25:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 26, 2018, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,476,282	(2)	2.8%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	4.3%	13,648	34.1%
Sharilyn S. Gasaway	279,445		*	1,081	2.7%
Kenneth M. Jastrow II	50,000		*	—	—
Jack T. Taylor	12,865		*	—	—
Grant E. Sims	3,000,000	(4)	2.4%	7,087	17.7%
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	15,691		*
Richard R. Alexander	15,500	(5)	*	—	—
Karen N. Pape	152,131		*
Kristen O. Jesulaitis	—		*
Ryan S. Sims	4,300		*
William S. Goloway	2,400		*	—	—
Garland G. Gaspard	—		*	—	—
Chad A. Landry	10,000		*	—	—
All directors and executive officers as a group (16 in total)	13,177,533		10.7%	32,321	80.8%

Steven K. Davison	1,980,339	(6)	1.6%	7,676	19.2%
Salient Capital Advisors, LLC	6,359,030		5.2%
Chickasaw Capital Management, LLC	10,353,825		8.4%
Tortoise Capital Advisors, L.L.C	4,969,012		4.1%	—
OppenheimerFunds, Inc.	15,839,475		12.9%
Alerian MLP ETF	8,885,681		7.3%
Clearbridge Investments, LLC	9,868,337		8.1%

*	Less than 1%

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

(4)	Mr. Sims pledged 1,450,000 of these Class A Common Units as collateral for loans from a bank.

(5)	Mr. Alexander pledged 10,000 Class A Common Units as collateral for margin brokerage accounts.

(6)	Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.

With regards to our Class A Convertible Preferred Units, beneficial owners include Rodeo Finance Aggregator LLC and GSO Rodeo Holdings LP, each of whom beneficially owns 11,450,990 Class A Convertible Preferred Units as of February 26, 2018.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2017. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2017, Mr. Sims (our CEO and a director) had two sons that worked - one as vice president of finance, planning and corporate development and the other as vice president and general manager of refined products. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our onshore facilities and transportation department in 2017. In the aggregate, these family members received total W-2 compensation of less than $1,000,000.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Ernst & Young and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016.

	2017	2016
	(in thousands)
Audit Fees (1)	$2,867	$2,441
Tax Fees (2)	1,308	1,432
All Other Fees (3)	4	8
Total	$4,179	$3,881

(1)
Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles. In addition, this includes fees paid to both Ernst & Young and Deloitte, as effective June 2017 we changed our registered independent public accounting firm from Deloitte to Ernst & Young.

(2)	Includes fees for tax return preparation and tax consultations.

(3)	Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Ernst & Young and Deloitte in 2017 and 2016 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Ernst & Young and Deloitte in 2017 and 2016, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young, Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

2.2
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

3.5
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P., dated December 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 4, 2018, File No. 001-12295).

3.6
Certificate of Conversion of Genesis Energy, Inc., a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 7, 2009, File No. 001-12295).

3.7	Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 7, 2009, File No. 001-12295).
3.8
Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 3, 2011, File No. 001-12295).

3.9
Certificate of Incorporation of Genesis Energy Finance Corporation, dated as of November 26, 2006 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).

3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
4.2	Davison Unitholder Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
4.3
Amendment No. 1 to the Davison Unitholder Rights Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 19, 2007, File No. 001-12295).

4.4
Amendment No. 2 to the Davison Unitholder Rights Agreement dated December 28, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.5	Davison Registration Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).

4.6
Amendment No. 1 to the Davison Registration Rights Agreement, dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2007, File No. 001-12295).

4.7
Amendment No. 2 to the Davison Registration Rights Agreement, dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 11, 2007, File No. 001-12295).

4.8
Amendment No. 3 to the Davison Registration Rights Agreement, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

4.9
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

*	4.43
Thirteenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee.

*	4.44
Fourteenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee.

4.45
Indenture for 5.625% Senior Notes due 2024, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2014, File No. 001-12295).

4.46
Supplemental Indenture for the Issuer's 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 15, 2014, File No. 001-12295).

4.47
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.35 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.48
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.36 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.49
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.50
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.38 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.51
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.39 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.52
Seventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.53
Eighth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.54
Ninth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.55
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.52 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.56
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

*	4.57
Twelfth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.58
Thirteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.59
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.60
Supplemental Indenture for the Issuers' 6.000% Senior Notes due 2023, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.61
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.62
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.63
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

4.64
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

4.65
Sixth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.59 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.66
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

*	4.67
Eighth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.68
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

*	4.69
Tenth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022 and 6.50% Senior Notes due 2025, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.70
Eleventh Supplemental Indenture for 6.250% Senior Notes Due 2026, dated as of December 11, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 11, 2017, File No. 001-12295).

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

10.7
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated July 28, 2017, among Genesis Energy, L.P., as borrower, Wells Fargo Bank National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2017, File No. 001-12295).

10.8
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2010, File No. 001-12295).

10.9
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

	10.10	+
Genesis Energy, LLC First Amended and Restated Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).

	10.11	+	Form of Stock Appreciation Rights Plan Grant Notice (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-12295).
	10.12	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
	10.13	+
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

	10.15	+
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

	10.17	+
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 ((incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated February 27, 2015, File No. 001-12295).

	10.18
Class A Convertible Preferred Unit Purchase Agreement, dated August 2, 2017, by and between Genesis Energy, L.P., and the purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2017, File No. 001-12295).

	10.19
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

	11.1		Statement Regarding Computation of Per Share Earnings (See Notes 2 and 11 of the Notes to the Consolidated Financial Statements).
*	21.1		Subsidiaries of the Registrant.
*	23.1		Consent of Ernst & Young LLP.
*	23.2		Consent of Ernst & Young LLP.
*	23.3		Consent of Deloitte & Touche LLP.
*	23.4		Consent of Deloitte & Touche LLP.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	95		Mine Safety Disclosure Exhibit
*	101.INS		XBRL Instance Document.
*	101.SCH		XBRL Schema Document.
*	101.CAL		XBRL Calculation Linkbase Document.
*	101.LAB		XBRL Label Linkbase Document.
*	101.PRE		XBRL Presentation Linkbase Document.

*	101.DEF	XBRL Definition Linkbase Document.

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 26, 2018	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2018
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 26, 2018
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2018
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 26, 2018
/s/ JAMES E. DAVISON James E. Davison	Director	February 26, 2018
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 26, 2018
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 26, 2018
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 26, 2018
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 26, 2018

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genesis Energy, L.P. (the Partnership) as of December 31, 2017, and the related consolidated statement of operations, partners’ capital and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated
February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2017.
Houston, Texas
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders
of Genesis Energy, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Genesis Energy L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Genesis Energy L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Alkali Business, which is included in the 2017 consolidated financial statements of the Partnership and constituted 20% and 2% of total and net assets, respectively, as of December 31, 2017 and 14% and 53% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of the Alkali Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Genesis Energy, L.P. as of December 31, 2017, and the related consolidated statement of operations, partners’ capital and cash flows for the year ended December 31, 2017, and the related notes of the Partnership and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying [title of management’s report]. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Houston, TX
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and subsidiaries (the "Partnership") as of December 31, 2016, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Energy, L.P. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2017

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,041	$7,029
Accounts receivable—trade, net	495,449	224,682
Inventories	88,653	98,587
Other	42,890	29,271
Total current assets	636,033	359,569
FIXED ASSETS, at cost	5,601,015	4,763,396
Less: Accumulated depreciation	(734,986)	(548,532)
Net fixed assets	4,866,029	4,214,864
MINERALS LEASEHOLDS, net of accumulated depletion	564,506	—
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	125,283	132,859
EQUITY INVESTEES	381,550	408,756
INTANGIBLE ASSETS, net of amortization	182,406	204,887
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	56,628	56,611
TOTAL ASSETS	$7,137,481	$5,702,592
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$270,855	$119,841
Accrued liabilities	185,409	140,962
Total current liabilities	456,264	260,803
SENIOR SECURED CREDIT FACILITY	1,099,200	1,278,200
SENIOR UNSECURED NOTES, net of debt issuance costs	2,598,918	1,813,169
DEFERRED TAX LIABILITIES	11,913	25,889
OTHER LONG-TERM LIABILITIES	256,571	204,481
Total liabilities	4,422,866	3,582,542

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 22,411,728 issued and outstanding at December 31, 2017	697,151	—

COMMITMENTS AND CONTINGENCIES (Note 21)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 117,979,218 units issued and outstanding at December 31, 2017 and 2016, respectively	2,026,147	2,130,331
Accumulated other comprehensive loss	(604)	—
Noncontrolling interests	(8,079)	(10,281)
Total partners' capital	2,017,464	2,120,050
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$7,137,481	$5,702,592
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Offshore pipeline transportation services	$318,239	$334,679	$140,230
Sodium minerals and sulfur services	462,622	171,503	177,880
Marine transportation	205,287	213,021	238,757
Onshore facilities and transportation	1,042,229	993,290	1,689,662
Total revenues	2,028,377	1,712,493	2,246,529
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	866,458	823,524	1,481,619
Onshore facilities and transportation operating costs	102,189	101,103	121,189
Marine transportation operating costs	154,606	142,551	135,200
Sodium minerals and sulfur services operating costs	333,918	91,443	96,806
Offshore pipeline transportation operating costs	72,065	79,624	39,713
General and administrative	66,421	45,625	64,995
Depreciation, depletion and amortization	252,480	222,196	150,140
Gain on sale of assets	(40,311)	—	—
Total costs and expenses	1,807,826	1,506,066	2,089,662
OPERATING INCOME	220,551	206,427	156,867
Equity in earnings of equity investees	51,046	47,944	54,450
Interest expense	(176,762)	(139,947)	(100,596)
Gain on basis step up on historical interest	—	—	332,380
Other expense, net	(16,715)	—	(17,529)
Income from operations before income taxes	78,120	114,424	425,572
Income tax benefit (expense)	3,959	(3,342)	(3,987)
NET INCOME	82,079	111,082	421,585
Net loss attributable to noncontrolling interests	568	2,167	943
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$82,647	$113,249	$422,528
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,995)	—	—
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$60,652	$113,249	$422,528
BASIC AND DILUTED NET INCOME PER COMMON UNIT:
Basic and Diluted	$0.50	$1.00	$4.10
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	121,546	113,433	103,004
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	82,079	111,082	421,585
Other comprehensive loss:
Increase in benefit plan liability	(604)	—	—
Total Comprehensive loss	81,475	111,082	421,585
Comprehensive income attributable to non-controlling interests	568	2,167	943
Comprehensive income attributable to Genesis Energy, L.P.	82,043	113,249	422,528
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
December 31, 2014	95,029	$1,229,203	$—	$—	$1,229,203
Net income (loss)	—	422,528	(943)	—	421,585
Noncontrolling interest from acquisition	—	—	(6,447)	—	(6,447)
Cash distributions to partners, net	—	(256,389)	—	—	(256,389)
Cash distributions to noncontrolling interests	—	—	(960)	—	(960)
Issuance of units for cash, net (Note 11)	14,950	633,759	—	—	633,759
December 31, 2015	109,979	2,029,101	(8,350)	—	2,020,751
Net income (loss)	—	113,249	(2,167)	—	111,082
Cash distributions to partners, net	—	(310,039)	—	—	(310,039)
Cash contributions from noncontrolling interests	—	—	236	—	236
Issuance of units for cash, net (Note 11)	8,000	298,020	—	—	298,020
December 31, 2016	117,979	2,130,331	(10,281)	—	2,120,050
Net income (loss)(1)	—	82,647	(568)	—	82,079
Cash distributions to partners, net	—	(321,875)	—	—	(321,875)
Cash contributions from noncontrolling interests	—	—	2,770	—	2,770
Issuance of common units for cash, net (Note 11)	4,600	140,513	—	—	140,513
Other comprehensive loss	—	—	—	(604)	(604)
Distributions to preferred unitholders	—	(5,469)	—	—	(5,469)
December 31, 2017	122,579	$2,026,147	$(8,079)	$(604)	$2,017,464
(1) Net income (loss) includes $22 million attributable to preferred unitholders accumulated as of December 31, 2017.
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,079	$111,082	$421,585
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	252,480	222,196	150,140
Provision for leased items no longer in use	12,589	—	—
Gain on sale of assets	(40,311)	—	—
Gain on basis step up on historical interest	—	—	(332,380)
Amortization and write-off of debt issuance costs and premium or discount	13,103	10,138	10,881
Amortization of unearned income and initial direct costs on direct financing leases	(13,747)	(14,395)	(14,979)
Payments received under direct financing leases	20,668	20,672	20,664
Equity in earnings of investments in equity investees	(51,046)	(47,944)	(54,450)
Cash distributions of earnings of equity investees	62,618	65,867	71,823
Non-cash effect of equity-based compensation plans	(5,775)	6,558	5,014
Deferred and other tax benefits	(4,060)	2,142	2,960
Unrealized (gains) losses on derivative transactions	10,943	1,287	(1,009)
Other, net	(10,839)	11,385	3,915
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 15)	10,156	(90,650)	5,372
Net cash provided by operating activities	338,858	298,338	289,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(250,593)	(463,100)	(495,774)
Cash distributions received from equity investees—return of investment	20,280	21,353	25,645
Investments in equity investees	(4,647)	—	(3,045)
Acquisitions	(1,325,759)	(25,394)	(1,520,299)
Contributions in aid of construction costs	124	13,374	3,179
Proceeds from asset sales	85,722	3,609	2,811
Other, net	—	(151)	(1,976)
Net cash used in investing activities	(1,474,873)	(450,309)	(1,989,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,458,700	1,115,800	1,525,050
Repayments on senior secured credit facility	(1,637,700)	(952,600)	(960,450)
Proceeds from issuance of senior unsecured notes	1,000,000	—	1,139,718
Proceeds from issuance of Class A convertible preferred units, net	726,419	—	—
Repayment of senior unsecured notes	(204,830)	—	(350,000)
Debt issuance costs	(25,913)	(1,578)	(28,901)
Issuance of common units for cash, net	140,513	298,020	633,759
Contributions (distributions) from (to) noncontrolling interests	2,770	236	(960)
Distributions to common unitholders	(321,875)	(310,039)	(256,389)
Other, net	(57)	(1,734)	(471)
Net cash provided by financing activities	1,138,027	148,105	1,701,356
Net increase (decrease) in cash and cash equivalents	2,012	(3,866)	1,433
Cash and cash equivalents at beginning of period	7,029	10,895	9,462
Cash and cash equivalents at end of period	$9,041	$7,029	$10,895
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth-oriented master limited partnership focused on the midstream segment of the crude oil and natural gas industry, as well as sodium minerals and sulfur services, in the Gulf Coast region of the United States, Wyoming and the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, Alkali Business, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, soda ash production, marketing and selling business (the "Alkali Business") for approximately $1.325 billion in cash. We funded that acquisition and the related transaction costs with proceeds from a $750 million private placement of convertible preferred units, a $550 million public offering of notes, our revolving credit facility, and cash on hand. At the closing, we entered into transition service agreements to facilitate the transition of operations and uninterrupted services for both employees and customers. We report the results of our Alkali Business in our renamed sodium minerals and sulfur services segment, which includes our Alkali Business as well as our legacy refinery services operations.
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

•
Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced "nash");

•	Onshore facilities and transportation, which include terminaling, blending, storing, marketing, and transporting crude oil, petroleum products, and CO2; and

•	Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2017 and 2016 and our results of operations, statements of comprehensive income, changes in partners’ capital and cash flows for the years ended December 31, 2017, 2016 and 2015. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
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
Inventories
Our inventories are valued at the lower of cost or net realizable value. With the exception of our Alkali Business, cost is determined principally under the average cost method within specific inventory pools.
Within our Alkali Business, the cost of inventories are determined using the FIFO, except for materials and supplies which are recorded at average cost, and raw materials which are recorded at standard cost.
Fixed Assets and Mineral Leaseholds
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 5 to 40 years for pipelines and related assets, 20 to 30 years for marine vessels, 5 to 30 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 10 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
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

Mineral leaseholds are depleted over their useful lives as determined under the units of production method. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property through the commencement of production are capitalized.
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

Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, CO2 pipelines, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Accretion of the discount increases the liability and is recorded to expense. See Note 6.
Direct Financing Leasing Arrangements
For our direct financing leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in onshore facilities and transportation revenue in the Consolidated Statements of Operations. The pipeline cost is not included in fixed assets.
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
Equity-Based Compensation
Our phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units include both service-based and performance-based awards. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. See Note 16 for more information on these plans.
Revenue Recognition
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
Product Sales—Revenues from the sale of crude oil, petroleum products and CO2 by our onshore facilities and transportation segment, and caustic soda, NaHS, soda ash and other alkali products by our sodium minerals and sulfur services segment are recognized when title to the inventory is transferred to the customer, pricing is fixed and determinable, collectability is reasonably assured and there are no further significant obligations for future performance by us. Most frequently, title transfers upon our delivery of the inventory to the customer at a location designated by the customer, although in certain situations, title transfers when the inventory is loaded for transportation to the customer. Our crude oil and petroleum products are typically sold at prices based off daily or monthly published prices. Many of our contracts for sales of NaHS incorporate the price of caustic soda in the pricing formulas. When necessary, accruals are made for sales returns, rebates and other allowances.
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
Cost of Sales and Operating Expenses
Onshore facilities and transportation operating costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels , including personnel costs, fuel and maintenance of our or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.

When we enter into buy/sell arrangements concurrently or in contemplation of one another with a single counterparty, we reflect the amounts of revenues and purchases for these transactions on a net basis in our Consolidated Statements of Operations as onshore facilities and transportation revenues.
Marine operating costs consist primarily of employee and related costs to man the boats, barges, and vessels, maintenance and supply costs related to general upkeep of the boats, barges, and vessels, and fuel costs which are often rebillable and passed through to the customer.
The most significant operating costs in our sodium minerals and sulfur services segment consist of the costs to operate our trona extraction and soda ash processing facilities, NaHS plants located at various refineries, caustic soda used in the process of processing the refiner’s sour gas, and costs to transport the soda ash, other alkali products, NaHS and caustic soda.
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
As further discussed in Note 22, "Income Taxes," on December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was signed into law which enacts significant changes to U.S. tax and related laws. U.S. state or other regulatory bodies have not finalized potential changes to existing laws and regulations which may result from the new U.S. tax and related laws. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 (“SAB No. 118”), the Company has recorded provisional estimates to reflect the effect of the provisions of the recently enacted U.S. tax and related laws on the Partnership’s income tax assets and liabilities as of December 31, 2017.
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
In addition, we have determined that certain provisions in our Class A Convertible Preferred units represent an embedded derivative which must be bifurcated and recorded at fair value, with changes in fair value in respective periods being recorded in our Consolidated Statements of Operations. See Note 18 for further information on these items.
Fair Value of Current Assets and Current Liabilities
The carrying amount of other current assets and other current liabilities approximates their fair value due to their short-term nature.
Pension benefits
As a result of our acquisition of our Alkali Business, we now sponsor a defined benefit plan. The defined benefit plan is accounted for using actuarial valuations as required by GAAP. We recognize the funded status of the defined pension plan on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income or loss.

Business Acquisitions
For acquired businesses, we apply the acquisition method and generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. See Note 3 for more information regarding our acquisition accounting and recording of acquisition costs.
Recent and Proposed Accounting Pronouncements
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective transition method. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date of December 15, 2016. As a result of our process of evaluating the impact of this guidance on each type of revenue contract entered into with customers, we have determined that the adoption of this guidance will have an immaterial impact on revenues and costs in certain of our revenue streams including our legacy sulfur removal operations relating to our NaHS business. We expect these items to have an even less significant impact on net income on a go forward basis. We have also identified certain contracts or elements of contracts for product loss allowances and tiered pricing that will be impacted. These items will not have a material impact on our financial statements. We are adopting this guidance by using the modified retrospective approach, effective January 1, 2018, by recognizing the cumulative effect of applying the guidance for periods prior to January 1, 2018 to the opening balance of Partner’s Capital. Management has concluded the estimated cumulative effect to be recorded is not material.
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
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We expect this guidance to have an impact on how we report our operating and investing cash flows from certain cash receipts and payments, particularly relating to cash distributions received from certain of our equity investees.
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We adopted this guidance and it did not have an impact on our consolidated financial statements.
3. Acquisitions

Alkali Business
On September 1, 2017, we acquired our Alkali Business for approximately $1.325 billion (inclusive of approximately $105 million in working capital). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), as basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. To finance that transaction and the related costs, we used proceeds from (i) a $550 million public offering of 6.50% senior unsecured notes due 2025 in August 2017, generating net proceeds of $540.1 million after issuance and underwriting fees, (ii) a $750 million private placement of Class A Convertible Preferred units in September 2017, generating net proceeds of $726.4 million, (iii) borrowings under our revolving credit facility and (iv) cash on hand.
We have reflected the financial results of our Alkali Business in our sodium minerals and sulfur services segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated preliminary fair values. Those preliminary fair values were developed by management with the assistance of a third-party valuation firm and are subject to change pending a final valuation report and final determination of any other purchase price adjustments. Certain changes were made in our preliminary purchase price allocation at December 31, 2017, as compared to what we had previously disclosed in our third quarter 2017 Form 10-Q. These changes principally relate to reclassifications made between mineral leaseholds and fixed assets as a result of further progress in our valuation process. We expect to finalize the purchase price allocation for this transaction during the first half of 2018.
The preliminary allocation of the purchase price, as presented on our Consolidated Balance Sheet, is summarized as follows:

Accounts receivable	138,258
Inventories	34,929
Other current assets	13,254
Fixed assets	663,217
Mineral leaseholds	566,019
Intangible assets	800
Other assets	3,612
Accounts payable	(44,547)
Accrued Liabilities	(36,884)
Other long-term liabilities	(13,658)
Total Purchase Price	$1,325,000
Fixed assets identified in connection with our valuation and preliminary purchase price allocation include the related facilities, machinery and equipment associated with our Alkali Business, principally at our Green River, Wyoming operations. These assets will be depreciated under the straight line method and have useful lives ranging from 2 to 30 years. Mineral leaseholds include the trona reserves at our Green River, Wyoming facility and are depleted over their useful lives as determined by the units of production method. Other long-term liabilities contains various items including assumed employee benefit plan obligations. Other items principally consist of working capital items of our Alkali Business as acquired on September 1, 2017.
Our Consolidated Financial Statements include the results of our Alkali Business since September 1, 2017, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Year Ended December 31,
2017
Revenues	277,011
Net income	42,014

The table below presents selected unaudited pro forma financial information incorporating the historical results of our Alkali Business. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2015 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of our trona and trona-based exploring, mining, processing, producing, marketing and selling business and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had our Alkali Business acquisition been completed on January 1, 2015. Pro forma net income includes the effects of distributions on preferred units and interest expense on incremental borrowings. The dilutive effect of Class A Preferred Units is calculated using the if-converted method.

	Year Ended December 31,
	2017	2016	2015
Pro forma consolidated financial operating results:
Revenues	$2,549,438	$2,498,293	$3,043,529
Net Income Attributable to Genesis Energy, L.P.	84,010	120,515	416,118
Net Income Available to Common Unitholders	18,953	57,057	351,436
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.50	$1.00	$4.10
Pro forma net income per common unit, basic	$0.16	$0.50	$3.41
Pro forma net income per common unit, dilutive	$0.16	$0.50	$3.33
As relating to our Alkali Business acquisition, we have incurred approximately $12.0 million in acquisition related costs through December 31, 2017. Such costs are included as "General and Administrative costs" on our Consolidated Statement of Operations.
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
The table below presents selected unaudited pro forma financial information incorporating the historical results of our newly acquired offshore pipeline transportation assets. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2015 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of the Enterprise offshore pipelines and services businesses and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had our Enterprise acquisition been completed on January 1, 2015.

Year Ended December 31,
Pro forma consolidated financial operating results:	2015
Revenues	$2,421,989
Net Income Attributable to Genesis Energy L.P.	$425,363
Basic and diluted earnings per unit:
As reported net income per unit	$4.09
Pro forma net income per unit	$3.91
As relating to our Enterprise acquisition, we incurred approximately $15 million in acquisition related costs through December 31, 2015 and incurred an additional $1 million during the year ended December 31, 2016. Such costs are included as "General and Administrative costs" on our Unaudited Condensed Consolidated Statement of Operations.

4. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2017	2016
Accounts receivable - trade	$503,917	$231,187
Allowance for doubtful accounts	(8,468)	(6,505)
Accounts receivable - trade, net	$495,449	$224,682
The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2017	2016	2015
Balance at beginning of period	$6,505	$1,446	$2,973
Charged to costs and expenses	2,001	6,463	1,242
Amounts written off	(38)	(1,404)	(2,769)
Balance at end of period	$8,468	$6,505	$1,446
5. Inventories
The major components of inventories were as follows:

	December 31,
	2017	2016
Petroleum products	$8,731	$11,550
Crude oil	29,873	73,133
Caustic soda	5,755	4,593
NaHS	8,277	9,304
Raw materials - Alkali Operations	4,550	—
Work-in-process - Alkali Operations	7,355	—
Finished goods, net - Alkali Operations	14,075	—
Materials and supplies, net - Alkali Operations	10,030	—
Other	7	7
Total	$88,653	$98,587
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were not recorded below cost as of December 31, 2017 and December 31, 2016.

Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
6. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2017	2016
Crude oil pipelines and natural gas pipelines and related assets	$3,028,657	$2,901,202
Alkali facilities, machinery, and equipment	497,601	—
Onshore facilities, machinery, and equipment	692,364	427,658
Transportation equipment	21,483	17,543
Marine vessels	918,953	863,199
Land, buildings and improvements	223,186	55,712
Office equipment, furniture and fixtures	18,112	9,654
Construction in progress	151,768	440,225
Other	48,891	48,203
Fixed assets, at cost	5,601,015	4,763,396
Less: Accumulated depreciation	(734,986)	(548,532)
Net fixed assets	$4,866,029	$4,214,864
Mineral Leaseholds
Our Mineral Leaseholds, as relating to our recently acquired Alkali Business, consist of the following:

December 31, 2017
Mineral leaseholds	566,019
Less: Accumulated depletion	(1,513)
Mineral leaseholds, net	$564,506

Depreciation expense was $226.0 million, $194.0 million and $124.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Depletion expense was $1.5 million for the year ended December 31, 2017, with no similar expense in 2016 and 2015.
During 2017, we sold certain non-core natural gas gathering and platform assets in the Gulf of Mexico included in our offshore pipeline transportation services segment, as well as certain onshore terminal facilities in West Texas included in our onshore facilities and transportation segment. These sales resulted in total gains on asset sales of $40.3 million for the year ended December 31, 2017.

Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. For any AROs acquired, we record AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2015	$188,662
AROs arising from the acquisition and consolidation of a previously held equity method investment	20,940
Accretion expense	10,800
Revisions in timing and estimated costs of AROs	(2,254)
Settlements	(4,422)
December 31, 2016	213,726
Accretion expense	11,008
Revisions in timing and estimated costs of AROs	7,146
Acquisitions	131
Divestitures	(7,649)
Settlements	(26,415)
Other	240
December 31, 2017	$198,187
At December 31, 2017 and December 31, 2016, $20.9 million and $22.4 million are included as current in "Accrued liabilities" on our Consolidated Balance Sheet, respectively. The remainder of the ARO liability at each period is included in "Other long-term liabilities" on our Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2018	$10,799
2019	$9,760
2020	$9,429
2021	$10,069
2022	$10,753
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2017 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Net Investment in Direct Financing Leases
Our direct financing leases include a lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we are paid quarterly payments, which commenced August 2008. These quarterly payments are fixed at approximately $20.7 million per year during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interests in the NEJD Pipeline to the lessee for a nominal payment. There are requirements in our leases that would provide credit support should the credit rating of our lessee fall to certain levels, and at December 31, 2017, the required credit support has been provided.

The following table lists the components of the net investment in direct financing leases:

	December 31,
	2017	2016
Total minimum lease payments to be received	$215,884	$236,495
Unamortized initial direct costs	950	1,107
Less unearned income	(83,918)	(97,822)
Net investment in direct financing leases	132,916	139,780
Less current portion (included in other current assets)	(7,633)	(6,921)
Long-term portion of net investment in direct financing leases	$125,283	$132,859
At December 31, 2017, minimum lease payments to be received for each of the five succeeding fiscal years are $20.7 million.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2017 and 2016, the unamortized differences in carrying value totaled $382.4 million and $398.1 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
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
Also, as part of our Enterprise acquisition, our ownership interest in Poseidon Oil Pipeline Company, LLC ("Poseidon") increased from 28% to 64%. We also acquired a 50% ownership interest in Deepwater Gateway, LLC and a 25.7% interest in Neptune Pipeline Company, LLC. These additional interests in Deepwater Gateway, LLC and Neptune Pipeline Company, LLC were accounted for as equity investments from the acquisition date of July 24, 2015.
In the first quarter of 2016, we purchased the remaining 50% interest in Deepwater Gateway, LLC for approximately $26.0 million (including adjustments for working capital), increasing our ownership interest to 100%. Consequently, we now consolidate Deepwater Gateway, LLC instead of accounting for our interest under the equity method.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2017	2016	2015
Genesis’ share of operating earnings	$66,814	$63,805	$17,157
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,768)	(15,861)	37,293
Net equity in earnings	$51,046	$47,944	$54,450
Distributions received	$82,898	$87,220	$97,468

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis) including the effects of the change in our ownership interest due to the Enterprise and Deepwater acquisitions as previously discussed:

	December 31,
	2017	2016
BALANCE SHEET DATA:
Assets
Current assets	$34,381	$35,375
Fixed assets, net	362,214	365,563
Other assets	14,927	3,177
Total assets	$411,522	$404,115
Liabilities and equity
Current liabilities	$23,289	$23,928
Other liabilities	249,610	230,327
Equity	138,623	149,860
Total liabilities and equity	$411,522	$404,115

	Year Ended December 31,
	2017	2016	2015
INCOME STATEMENT DATA:
Revenues	$191,078	$193,038	$189,941
Operating Income	$139,604	$122,836	$12,191
Net Income	$134,479	$118,175	$7,810

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

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2017 and 2016:

		December 31, 2017			December 31, 2016
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Sodium Minerals and Sulfur Services:
Customer relationships	5	$94,654	$92,493	$2,161	$94,654	$89,756	$4,898
Licensing agreements	6	38,678	36,528	2,150	38,678	34,204	4,474
Non-compete agreement	3	800	89	711	—	—	—
Segment total		134,132	129,110	5,022	133,332	123,960	9,372
Onshore Facilities & Transportation:
Customer relationships	5	35,430	35,082	348	35,430	33,676	1,754
Intangibles associated with lease	15	13,260	4,933	8,327	13,260	4,459	8,801
Segment total		48,690	40,015	8,675	48,690	38,135	10,555
Marine contract intangible	5	27,000	11,700	15,300	27,000	6,300	20,700
Offshore pipeline contract intangibles	19	158,101	20,109	137,992	158,101	11,788	146,313
Other	5	28,900	13,483	15,417	28,569	10,622	17,947
Total		$396,823	$214,417	$182,406	$395,692	$190,805	$204,887
The licensing agreements referred to in the table above relate to the agreements we have with refiners to provide services. The onshore facilities and transportation lease relates to a terminal facility in Shreveport, Louisiana. The marine contract intangible relates to the contracts we assumed in the purchase of the M/T American Phoenix in November 2014.
The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline identified in connection with our purchase price allocation surrounding the Enterprise Acquisition.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The onshore facilities and transportation lease, marine contract, offshore pipeline contract intangibles and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $23.6 million, $24.3 million and $20.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2018	2019	2020	2021	2022
Sodium Minerals and Sulfur Services:
Customer relationships	$2,161	$—	$—	$—	$—
Licensing agreements	2,150	—	—	—	—
Non Compete	267	267	177	—	—
Onshore Facilities & Transportation:
Customer relationships	41	39	38	37	35
Intangibles associated with lease	474	474	474	474	474
Marine contract intangibles	5,400	5,400	4,500	—	—
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	2,974	2,952	2,921	1,810	1,652
Total	$21,788	$17,453	$16,431	$10,642	$10,482

Goodwill
The carrying amount of goodwill by business segment at both December 31, 2017 and 2016 was $301.9 million in sodium minerals and sulfur services and $23.1 million in onshore facilities and transportation. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2017	2016
CO2 volumetric production payments, net of amortization	$2,175	$3,503
Deferred marine charges, net (1)	30,246	27,710
Other deferred costs and deposits	24,207	25,398
Other assets, net of amortization	$56,628	$56,611

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)
The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $1.3 million in 2017, $3.9 million in 2016 and $5.9 million in 2015.
10. Debt
At December 31, 2017 and 2016, our obligations under debt arrangements consisted of the following:

	December 31, 2017			December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Senior secured credit facility	$1,099,200	$—	$1,099,200	$1,278,200	$—	1,278,200
5.750% senior unsecured notes	145,170	1,303	143,867	350,000	4,163	345,837
6.750% senior unsecured notes	750,000	16,077	733,923	750,000	19,296	730,704
6.000% senior unsecured notes	400,000	5,691	394,309	400,000	6,758	393,242
5.625% senior unsecured notes	350,000	5,717	344,283	350,000	6,614	343,386
6.500% senior unsecured notes	550,000	9,462	540,538	—	—	—
6.250% senior unsecured notes	450,000	$8,002	441,998	—	—	—
Total long-term debt	$3,744,370	$46,252	$3,698,118	$3,128,200	$36,831	$3,091,369

Senior Secured Credit Facility
In July 2017, we amended our credit agreement to, among other things, make certain technical amendments related to the financing of our acquisition of our Alkali Business. The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2017, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2017, our letter of credit rate was 2.75%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2017).

•
Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

Our credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit facility, we are required to meet three primary financial metrics—a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material acquisitions. In general, our leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to EBITDA (as defined and adjusted in accordance with the credit facility) and cannot exceed 5.75 to 1.00. Our senior secured leverage ratio excludes outstanding debt under senior unsecured notes and cannot exceed 3.75 to 1.00. Our interest coverage ratio calculation compares EBITDA (as defined and adjusted in accordance with the credit facility) to interest expense and must be greater than 3.00 to 1.00 (2.75 to 1.00 during an acquisition period).
At December 31, 2017, we had $1.1 billion borrowed under our credit facility, with $29.0 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $1.0 million was outstanding at December 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. The total amount available for borrowings under our credit facility at December 31, 2017 was $599.8 million. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes
On February 8, 2013, we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes"). Our 2021 Notes were sold at face value. Interest payments are due on February 15 and August 15 of each year. Our 2021 Notes mature on February 15, 2021. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes. On December 11, 2017, $204.8 million of these notes were validly tendered and repaid upon the issuance of our $450 million unsecured notes issued on December 11, 2017 as discussed below. A total loss of approximately $6.2 million for the tender is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations. The remaining principal balance on these notes as of December 31, 2017 is $145.2 million, which is expected to be fully redeemed on February 15, 2018.
On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes due December 15, 2014 (the "2024 Notes"). Our 2024 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year with the initial interest payment due December 15, 2014. Our 2024 Notes mature on June 15, 2024. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.0% senior unsecured notes due May 15, 2023 (the "2023 Notes"). Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Our 2023 Notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. The aggregate principal amount of the 7.875% notes totaling $300.1 million were tendered and the remaining $49.9 million were redeemed in full. A total loss of approximately $19.2 million for the tender and redemption of notes is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations.
On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due August 1, 2022 (the "2022 Notes"). Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. Our 2022 Notes mature on August 1, 2022. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition.
On August 14, 2017, we issued $550 million in aggregate principal amount of 6.50% senior unsecured notes due October 1, 2025 (the "2025 Notes"). Interest payments are due April 1 and October 1 of each year with the initial interest payment due April 1, 2018. That issuance generated net proceeds of $540.1 million, net of issuance costs incurred. Our 2025 Notes mature on October 1, 2025. The net proceeds were used to fund a portion of the purchase price for our acquisition of our Alkali Business.

On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. That issuance generated net proceeds of $442.0 million, net of issuance costs incurred. Our 2026 Notes mature on May 15, 2026. The net proceeds were used to redeem a portion of our outstanding principal on the 5.75% senior unsecured notes due 2021. Of the net proceeds, $204.8 million were used to redeem the portion of the 5.75% senior unsecured notes that were validly tendered, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. In addition, in January 2018 we called for the redemption of our remaining 2021 Notes. Refer to Note 25 where we discuss our subsequent events.
We have the right to redeem each of our series of notes beginning on specified dates as summarized below, at a premium to the face amount of such notes that varies based on the time remaining to maturity on such notes. Additionally, we may redeem up to 35% of the principal amount of each of our series of notes with the proceeds from an equity offering of our common units during certain periods. A summary of the applicable redemption periods is provided in the table below.

	2021 Notes	2022 Notes	2023 Notes	2024 Notes	2025 Notes	2026 Notes
Redemption right beginning on	February 15, 2017	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	February 15, 2017	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Guarantees of our 2021, 2022, 2023, 2024, 2025 and 2026 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2017, we were in compliance with the financial covenants contained in our credit facility and indenture.
11. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2017, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions.

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

We paid distributions in 2018, 2017 and 2016 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2015
4th Quarter	February 12, 2016	$0.6550	$72,036
2016
1st Quarter	May 13, 2016	$0.6725	$73,961
2nd Quarter	August 12, 2016	$0.6900	$81,406
3rd Quarter	November 14, 2016	$0.7000	$82,585
4th Quarter	February 14, 2017	$0.7100	$83,765
2017
1st Quarter	May 15, 2017	$0.7200	$88,257
2nd Quarter	August 14, 2017	$0.7225	$88,563
3rd Quarter	November 14, 2017	$0.5000	$61,290
4th Quarter	February 14, 2018	$0.5100	$62,515

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
The new common units issued in 2017, 2016 and 2015 to the public for cash were as follows:

Period	Purchaser of Common Units	Units	Gross Unit Price	Issuance Value	Costs	Net Proceeds
March 2017	Public	4,600	$30.65	$140,990	$(477)	$140,513
July 2016	Public	8,000	$37.90	$303,200	$(4,748)	$298,452
July 2015	Public	10,350	$43.77	$453,020	$(15,856)	$437,164
April 2015	Public	4,600	$44.42	$204,332	$(6,164)	$198,168

Class A Convertible Preferred Units
On September 1, 2017, we sold $750 million of Class A convertible preferred units ("preferred units") in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our preferred units. Our preferred units are a new class of security that ranks senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our preferred units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those preferred units.
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
In connection with other change of control events that do not meet the 90% cash consideration threshold described above, each holder of our preferred units may elect to (a) convert all of its preferred units into our common units at the then applicable conversion rate, (b) if we are not the surviving entity (or if we are the surviving entity, but our common units will cease to be listed), require us to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or if we are unable to cause such substantially equivalent securities to be issued, to convert its preferred units into common units in accordance with clause (a) above or exchanged in accordance with clause (d) below or convert at a specified conversion rate), (c) if we are the surviving entity, continue to hold our preferred units or (d) require us to exchange our preferred units for cash or, if we so elect, our common units valued at 95% of the volume-weighted average price of our common units for the 30 consecutive trading days ending on the fifth trading day immediately preceding the closing date of such change of control, at a price per unit equal to the sum of (i) the product of (x) 101% and (y) the Issue Price plus (ii) accrued and accumulated but unpaid distributions and (iii) a prorated portion of unpaid partial distributions.
For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a “Rate Reset Election”) to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue

Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. To become effective, the Rate Reset Election requires approval of holders of at least a majority of our then outstanding preferred units and such majority must include each of our initial purchasers (or any affiliate to whom they have transferred their preferred units) if such initial purchaser (including its affiliates) holds at least 25% of the then outstanding preferred units.
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
The Rate Reset Election of these preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. See further information in Note 18. The preferred units themselves are classified as mezzanine capital on our Consolidated Balance Sheet.
Accounting for the Class A Convertible Preferred Units
The preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside of the Partnership's control. Therefore, they are presented as temporary equity in the mezzanine section of the Consolidated Balance Sheet. The preferred units have been recorded at their issuance date fair value, net of issuance costs. As the preferred units are not currently redeemable and the Partnership does not have plans or expect any events which constitute a change of control in the agreement, adjustment to the initial carrying amount is not necessary and would only be required if it becomes probable that the preferred units would become redeemable.
Initial Measurement
The preferred units were initially recognized at their issuance date fair value, net of issuance costs. As discussed above, a portion of the net proceeds were allocated to the Preferred Distribution Rate Reset Election and recorded in Other long term liabilities on the Consolidated Balance Sheet as described below:

Year Ended December 31,
2017
Transaction price, gross	750,000
Transaction cost to other third parties	(23,581)
Transaction price, net	726,419

Allocation of Net Transaction Price
Preferred Units, net	691,969
Preferred Distribution Rate Reset Election (Note 18)	34,450
726,419

Subsequent Measurement
As discussed above, subsequent adjustment of the preferred units will not occur until it becomes probable that they would become redeemable. Once redemption becomes probable, the carrying amount of the preferred units would be adjusted to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.
Preferred unit distributions are recognized on the date in which they are declared. In November 2017, we declared a $5.5 million distribution on the preferred units from September 1, 2017 (date of issuance) to September 30, 2017. This distribution was 100% paid in kind through the issuance of 162,234 additional preferred units. The following table shows the change in our Class A Convertible Preferred Units from initial measurement at September 1, 2017 to December 31, 2017:

Year Ended December 31,
2017
Balance as of December 31, 2016	—
Issuance of Preferred Units, net	726,419
Allocation to Preferred Distribution Rate Reset Election (Note 18)	(34,450)
Distribution paid-in-kind	5,469
Allocation of Distribution paid-kind to Preferred Distribution Rate Reset Election (Note 18)	(287)
Balance as of December 31, 2017	697,151

Year Ended December 31,
2017
Balance as of December 31, 2016	—
Issuance of Preferred Units	22,249,494
Distribution paid-in-kind	162,234
Balance as of December 31, 2017	22,411,728

Net income attributable to common unitholders is reduced by Preferred Unit distributions that accumulated during the period. During 2017, net income attributable to common unitholders was reduced by $22 million as a result of distributions that accumulated during the period. With respect to our Class A Convertible Preferred Units relating to the fourth quarter of 2017, we declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of an additional 490,252 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2017 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2018 to unitholders holders of record at the close of business January 31, 2018.

12. Net Income Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred units is calculated using the if-converted method. Under the if-converted method, the Class A Preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the year ended December 31, 2017, the effect of the assumed conversion of the 22,411,728 Class A convertible preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net Income Attributable to Genesis Energy L.P.	$82,647	$113,249	$422,528
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,995)	—	—
Net Income Available to Common Unitholders	$60,652	$113,249	$422,528

Weighted Average Outstanding Units	121,546	113,433	103,004

Basic and Diluted Net Income per Common Unit	$0.50	$1.00	$4.10

13. Business Segment Information
Our operations consist of four operating segments (see Note 1 for discussion of segment reporting change):

•	Offshore Pipeline Transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

•
Sodium Minerals and Sulfur Services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced "nash");

•
Onshore Facilities and Transportation – terminaling, blending, storing, marketing, and transporting crude oil, petroleum products (primarily fuel oil, asphalt, and other heavy refined products), and CO2; and

•	Marine Transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
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

Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2017
Segment Margin (a)	$317,540	$130,333	$96,376	$50,294	$594,543
Capital expenditures (b)	$8,815	$1,354,469	$149,123	$68,414	$1,580,821
Revenues:
External customers	$319,455	$470,789	$1,044,083	$194,050	$2,028,377
Intersegment (c)	(1,216)	(8,167)	(1,854)	11,237	$—
Total revenues of reportable segments	$318,239	$462,622	$1,042,229	$205,287	$2,028,377
Year Ended December 31, 2016
Segment Margin (a)	$336,620	$79,508	$83,364	$70,079	$569,571
Capital expenditures (b)	$46,277	$2,274	$316,638	$78,804	$443,993
Revenues:
External customers	$332,514	$180,665	$993,103	$206,211	$1,712,493
Intersegment (c)	2,165	(9,162)	187	6,810	$—
Total revenues of reportable segments	$334,679	$171,503	$993,290	$213,021	$1,712,493
Year Ended December 31, 2015
Segment Margin (a)	$197,723	$80,246	$95,394	$103,222	$476,585
Capital expenditures (b)	$1,527,320	$1,595	$409,687	$69,009	$2,007,611
Revenues:
External customers	$140,230	$187,257	$1,688,850	$230,192	$2,246,529
Intersegment (c)	—	(9,377)	812	8,565	$—
Total revenues of reportable segments	$140,230	$177,880	$1,689,662	$238,757	$2,246,529
Total assets by reportable segment were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Offshore pipeline transportation	2,486,803	2,575,335	2,623,478
Sodium minerals and sulfur services	1,848,188	395,043	394,626
Onshore facilities and transportation	1,927,976	1,875,403	1,615,335
Marine transportation	824,777	813,722	777,952
Other assets	49,737	43,089	48,208
Total consolidated assets	$7,137,481	$5,702,592	$5,459,599

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for each year is presented below.
(b) Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same. In addition to construction of growth projects, capital spending in our sodium minerals and sulfur services segment included $1.3 billion during the year ended December 31, 2017 related to the acquisition of our Alkali Business. During the year ended December 31, 2016, capital expenditures in our offshore pipeline transportation segment included $35.1 million related to the acquisition of the remaining 50% ownership in Deepwater Gateway. Additionally, in 2015, there was $1.5 billion in capital spending to fund our Enterprise acquisition. Capital spending in this segment also included $2.5 million during the year ended December 31, 2015 representing capital contributions to our SEKCO pipeline to fund our share of the construction costs for its pipeline (as prior to our Enterprise acquisition in July 2015, we owned a 50% interest in the SEKCO pipeline with Enterprise owning the remaining 50%).
(c) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

Reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P.:

	Year Ended December 31,
	2017	2016	2015
Total Segment Margin	$594,543	$569,571	$476,585
Corporate general and administrative expenses	(60,029)	(40,905)	(61,370)
Depreciation, depletion, amortization and accretion	(262,021)	(230,563)	(155,081)
Interest expense	(176,762)	(139,947)	(100,596)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(31,852)	(39,276)	(43,018)
Non-cash items not included in Segment Margin	(14,305)	(3,221)	2,809
Cash payments from direct financing leases in excess of earnings	(6,921)	(6,277)	(5,685)
Gain on step up of historical basis	—	—	332,380
Loss on extinguishment of debt	(6,242)	—	(19,225)
Differences in timing of cash receipts for certain contractual arrangements (2)	17,540	13,253	6,359
Gain on sales of assets	40,311	—	—
Other, net	(2,985)	(6,044)	(6,643)
Non-cash provision for leased items no longer in use	(12,589)	—	—
Income tax expense	3,959	(3,342)	(3,987)
Net income attributable to Genesis Energy, L.P.	$82,647	$113,249	$422,528

(1)	Includes distributions attributable to the period and received during or promptly following such period.

(2)	Certain cash payments received from customers under certain of our minimum payment obligation contracts are not recognized as revenue under GAAP in the period in which such payments are received.
14. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$2,820	$3,097	$3,259
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	12,357	10,844	4,536
Revenues from product sales to ANSAC	124,536	—	—

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$690
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	986	1,007	464
Charges for services from ANSAC	2,242	—	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own a 64% interest in Poseidon Oil Pipeline Company, LLC.
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

Transactions with Unconsolidated Affiliates
Poseidon
As part of our Enterprise acquisition, we became the operator of Poseidon in the third quarter of 2015. We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2017, 2016 and 2015 reflect $8.4 million, $7.9 million and $3.9 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2017, and 2016, Poseidon Oil Pipeline Company, LLC owed us $2.2 million and $1.6 million, respectively, for services rendered.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (ANSAC), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated the Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport.
Net sales to ANSAC were $124.5 million during the period September 1, 2017 to December 31, 2017. The costs charged to us by ANSAC, included in operating costs, were $2.2 million during the period September 1, 2017 to December 31, 2017.
As of December 31, 2017, our receivables from and payables to ANSAC were:

December 31
2017
Receivables:
ANSAC	$74,490
Payables:
ANSAC	$1,223
ANSAC is considered a variable interest entity (VIE) as we do experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2017	2016	2015
(Increase) decrease in:
Accounts receivable	$(140,948)	$(9,859)	$99,384
Inventories	49,055	(54,361)	3,811
Deferred charges	(3,622)	(3,902)	(11,916)
Other current assets	(410)	3,059	6,417
Increase (decrease) in:
Accounts payable	97,569	(17,426)	(101,581)
Accrued liabilities	8,512	(8,161)	9,257
Net changes in components of operating assets and liabilities	$10,156	$(90,650)	$5,372
Payments of interest and commitment fees were $168.3 million, $157.4 million and $86.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized interest of $15.0 million, $26.6 million and $17.1 million during the years ended December 31, 2017, 2016 and 2015.

During the years ended December 31, 2017, 2016 and 2015, we paid taxes of $1.0 million, $1.3 million and $0.9 million.
At December 31, 2017, 2016 and 2015, we had incurred liabilities for fixed and intangible asset additions totaling $39.7 million, $33.7 million and $68.6 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.
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
16. Equity-Based Compensation Plans
2010 Long Term Incentive Plan
In 2010, we adopted the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the awards of phantom units and distribution equivalent rights to members of our board of directors and employees who provide services to us. Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. Distribution equivalent rights (“DERs”) are tandem rights to receive on a quarterly basis a cash amount per phantom unit equal to the amount of cash distributions paid per common unit. The 2010 Plan is administered by the Governance, Compensation and Business Development Committee (the “G&C Committee”) of our board of directors. The G&C Committee (at its discretion) designates participants in the 2010 Plan, determines the types of awards to grant to participants, determines the number of units to be covered by any award, and determines the conditions and terms of any award including vesting, settlement and forfeiture conditions.
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2017 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2017, we granted 297,214 phantom units with tandem DERs at a weighted average grant fair value of $32.37 per unit. During 2016, we granted 339,584 phantom units with tandem DERs at a weighted average grant date fair value of $30.71 per unit. The phantom units granted during 2017 and 2016 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2016 and 2017 will vest on the third anniversary of issuance, in an amount ranging from 50% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2019 and 2020, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.
During 2015, we granted 212,825 phantom units with tandem DERs at a weighted average grant date fair value of $44.95 per unit. These phantom units are expected to be forfeited as the distribution per common unit is below the minimum target threshold.
A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2016	181,230	$40.59	$7,356	483,232	$38.82	$18,757
Granted	102,868	$32.27	3,320	194,346	$32.43	6,303
Forfeited	(3,402)	$37.22	(127)	(17,410)	$35.43	(617)
Settled	(40,859)	$53.84	(2,200)	(77,793)	$54.18	(4,215)
Unvested at December 31, 2017	239,837	$34.81	$8,349	582,375	$34.73	$20,228
At December 31, 2017, we estimated the unrecognized compensation cost of our phantom awards to be approximately $2.1 million to be recognized over a weighted average period of approximately 1.5 years. We recorded a credit of $3.4 million and a charge of $8.9 million to compensation expense for the years ended December 31, 2017 and 2016, respectively. Our liability for these awards totaled $3.2 million and $13.6 million at December 31, 2017 and 2016, respectively.

Equity-Based Compensation Plan Expense
Equity-based compensation expense during the three years ended December 31, 2017 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2017	2016	2015
Onshore facilities and transportation operating costs	$(1,137)	$1,688	$1,185
Marine transportation operating costs	(483)	1,089	851
Sodium minerals and sulfur services operating costs	(533)	547	227
Offshore pipeline operating costs	(152)	681	94
General and administrative expenses	(2,272)	4,575	4,565
Total	$(4,577)	$8,580	$6,922
17. Major Customers and Credit Risk
Due to the nature of our onshore facilities and transportation operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large crude oil producers and integrated oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are traded on the NYMEX is limited due to daily margin requirements and other NYMEX requirements.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
During 2017, 2016 and 2015 our largest customer was Shell Oil Company, which accounted for 13%, 12%, and 12% of total revenues, respectively. The revenues from Shell Oil Company in all three years relate primarily to our onshore facilities and transportation operations.
In addition, as discussed in Note 14, we are a member of ANSAC, an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.

18. Derivatives
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
At December 31, 2017, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	297	—
Weighted average contract price per bbl	$57.70	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	223	152
Weighted average contract price per bbl	$56.86	$57.30
Fuel oil futures:
Contract volumes (1,000 bbls)	260	20
Weighted average contract price per bbl	$55.01	$53.20
Crude oil options:
Contract volumes (1,000 bbls)	80	45
Weighted average premium received	$0.85	$0.24

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories
Excess, if any, over effective portion of hedge is recorded in Onshore facilities and transportation costs - product costs
Effective portion is offset in cost of sales against change in value of inventory being hedged

Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures and forward contracts and call options	Volatility in crude oil and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Onshore facilities and transportation costs - product costs
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Preferred Units	Derivative is recorded in Other long-term liabilities	Entire amount of change in fair value of derivative is recorded in Other income (expense)
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2017 and 2016:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2017	December 31, 2016
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$505	$443
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(505)	(443)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Total asset derivatives		$—	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$54	$3,321
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(54)	(3,321)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other Long-Term Liabilities (2)	$(45,209)	—
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,203)	$(1,772)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	1,203	1,772
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(863)	$(9,506)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	338	7,589
Net amount of liabilities presented in the Consolidated Balance Sheets		$(525)	$(1,917)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.

(2)	Refer to Note 11 and Note 19 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2017, we had a net broker receivable of approximately $1.0 million (consisting of initial margin of $1.3 million decreased by $0.3 million of variation margin).  As of December 31, 2016, we had a net broker receivable of approximately $5.6 million (consisting of initial margin of $5.1 million increased by $0.5 million of variation margin).  At December 31, 2017 and December 31, 2016, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of the preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Consolidated Statement of Operations. At December 31, 2017, the fair value of this embedded derivative was a liability of $45.2 million. See Note 11 for additional information regarding our Class A convertible preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Location	2017	2016	2015
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$5,116	$(13,195)	$(1,101)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs	(1,314)	(5,847)	16,026
Total commodity derivatives		$3,802	$(19,042)	$14,925

Preferred Distribution Rate Reset Election (Note 19)	Other Expense	$(10,472)	$—	$—
We have no derivative contracts with credit contingent features.
19. Fair-Value Measurements
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$559	$—	$—	$3,764	$—	$—
Liabilities	$(2,066)	$—	$—	$(11,278)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(45,209)	$—	$—	$—

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Year Ended December 31,
2017
Beginning Balance	—
Initial valuation of Preferred Distribution Rate Reset Election	$(34,450)
Net Loss for the period included in earnings	(10,472)
Allocation of Distribution Paid-in-kind	(287)
Ending Balance	$(45,209)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
The fair value of embedded derivative feature is based on a valuation model that estimates the fair value of the convertible preferred units with and without a Rate Reset Election. This model contains inputs, including our common unit price, a ten year history of the dividend yield, default probabilities and timing estimates which involve management judgment. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. We report unrealized gains and losses associated with this embedded derivative in our Consolidated Statements of Operations as Other income (expense), net.
See Note 18 for additional information on our derivative instruments.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2017 our senior unsecured notes had a carrying value of $2.6 billion and a fair value of $2.7 billion, compared to $1.8 billion and $1.9 billion, respectively at December 31, 2016. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with our Alkali Business acquisition as of the acquisition date of September 1, 2017. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in our Alkali Business acquisition.

20. Employee Benefit Plans
Upon acquisition of our Alkali Business in 2017, we now sponsor a defined benefit plan. We account for the Alkali Business benefit plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheet. Under the Alkali Business benefit plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant's years of service.
The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheet are as follows:

December 31,
2017
Change in benefit obligation:
Benefit Obligation, beginning of year	$—
Service Cost	1,749
Interest Cost	267
Actuarial Loss	992
Benefits Paid	(56)
Acquisition of Alkali Business	19,578
Benefit Obligation, end of year	22,530

Change in plan assets:
Fair Value of Plan Assets, beginning of year	—
Actual Return on Plan Assets	647
Employer Contributions	2,250
Benefits Paid	(56)
Acquisition of Alkali Business	10,465
Fair Value of Plan assets, end of year	13,306
Funded Status at end of period	$(9,224)
Amounts recognized in the Statement of Financial Position
Non-current assets	$—
Current liabilities	—
Non-current Liabilities	(9,224)
Net Asset (Liability) at end of year	$(9,224)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	604
Amounts recognized in accumulated other comprehensive loss:	$604

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2018 Contributions by Employer	$3,898
Future Expected Benefit Payments
2018	$413
2019	676
2020	869
2021	983
2022	1,099
2023-2027	7,672

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

December 31,
2017
Service Cost	$1,749
Interest Cost	267
Expected Return on Assets	(259)
$1,757

Significant Assumptions-     Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.
The long-term rate of return estimation for the Alkali benefit plan is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors.
The Alkali Business benefit plan is administered by a Board-appointed committee that has fiduciary responsibility for the plan's management. The committee is responsible for the oversight and management of the plan's investments. The committee maintains an investment policy that provides guidelines for selection and retention of investment managers or funds, allocation of plan assets and performance review procedures and updating of the policy. The objective of the committee's investment policy is to manage the plan assets in such a way that will allow for the on-going payment of the Company's obligation to the beneficiaries.

Weighted average assumptions used to determine benefit obligation:	December 31, 2017
Discount Rate	3.90%
Expected Long-term Rate of Return	6.28%
Rate of Compensation Increase	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 4.15%.
Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plan. The target allocation is designed to achieve long term objectives of return, mitigating risk, and considering expected cash flows. Our Pension Plan asset allocations at December 31, 2017 by asset category are as follows:

December 31, 2017
	Target %	Actual %
Equity securities	41-60%	41%
Fixed income securities	40-50%	50%
Other	0-10%	9%

A summary of total investments for our pension plan assets measured at fair value at December 31, 2017 is presented below:

December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	260	—	—	260
Equity securities	2,518	—	—	2,518
Mutual and other exchange traded funds	10,528	—	—	10,528
	13,306	—	—	13,306
21. Commitments and Contingencies
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
The future minimum rental payments under all non-cancelable operating leases as of December 31, 2017, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2018	$3,972	$25,871	$14,737	$44,580
2019	3,951	25,209	12,593	41,753
2020	3,984	23,403	8,833	36,220
2021	3,233	17,818	6,545	27,596
2022	2,693	16,317	4,754	23,764
2023 and thereafter	4,696	55,614	55,627	115,937
Total minimum lease obligations	$22,529	$164,232	$103,089	$289,850
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2017	$36,933
Year Ended December 31, 2016	$41,906
Year Ended December 31, 2015	$36,833
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
22. Income Taxes
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
The Tax Cuts and Jobs Act (“Act”) was enacted on December 22, 2017. The Act contains several tax law changes that will impact the Partnership in the current and future periods, including a reduction in the U.S. federal corporate tax rate from 35% to 21%. At December 31, 2017, the Partnership has not completed its accounting for the tax effects of the Act; however, in certain cases, as described below, the Partnership has made a reasonable estimate of the effects on our existing deferred tax balances.
The Partnership remeasured its U.S. deferred tax assets and liabilities and recorded a $5.3 million benefit relating to the U.S. federal corporate tax rate change.
Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	100	1,200	1,200
Total current income tax expense (benefit)	$100	$1,200	$1,200
Deferred:
Federal	$(5,530)	$1,862	$2,478
State	1,471	280	309
Total deferred income tax expense (benefit)	$(4,059)	$2,142	$2,787
Total income tax expense (benefit)	$(3,959)	$3,342	$3,987

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$9,506	$10,787
Total long-term deferred tax asset	9,506	10,787
Valuation allowances	(1,285)	(869)
Total deferred tax assets	$8,221	$9,918
Deferred tax liabilities:
Long-term:
Fixed assets	$(3,896)	$(4,480)
Intangible assets	(15,797)	(20,693)
Other	(441)	(716)
Total long-term liability	(20,134)	(25,889)
Total deferred tax liabilities	$(20,134)	$(25,889)
Total net deferred tax liability	$(11,913)	$(15,971)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Income from operations before income taxes	$78,120	$114,424	$425,572
Partnership income not subject to federal income tax	(77,704)	(109,111)	(418,500)
Income subject to federal income taxes	$416	$5,313	$7,072
Tax expense at federal statutory rate	$146	$1,860	$2,475
State income taxes, net of federal tax	1,396	949	928
Return to provision, federal and state	(163)	(198)	(193)
Other	(68)	731	777
Remeasurement of deferred taxes due to enacted tax rate change	(5,270)	—	—
Income tax expense (benefit)	$(3,959)	$3,342	$3,987
Effective tax rate on income from operations before income taxes	(5)%	3%	1%

At December 31, 2017, 2016 and 2015, we had no uncertain tax positions.

23. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2017 and 2016.

	2017 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$415,491	$406,723	$486,114	$720,049
Operating income	$52,597	$61,447	$43,100	$63,407
Net income	$26,938	$33,580	$6,160	$15,401
Net loss attributable to noncontrolling interest	$152	$153	$152	$111
Net income attributable to Genesis Energy, L.P.	$27,090	$33,733	$6,312	$15,512
Basic and diluted net income per common unit:
Net income per common unit	$0.23	$0.28	$0.01	$(0.01)

Cash distributions per common unit (1)	$0.7100	$0.7200	$0.7225	$0.5000
	2016 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$378,414	$445,976	$460,050	$428,053
Operating income	$59,848	$47,988	$55,179	$43,412
Net income	$35,177	$23,601	$31,983	$20,321
Net loss (income) attributable to noncontrolling interest	$126	$126	$118	$1,797
Net income attributable to Genesis Energy, L.P.	$35,303	$23,727	$32,101	$22,118
Basic and diluted net income per common unit:
Net income per common unit	$0.32	$0.22	$0.28	$0.19

Cash distributions per common unit (1)	$0.6550	$0.6725	$0.6900	$0.7000

(1)	Represents cash distributions declared and paid in the applicable period.
24. Condensed Consolidating Financial Information
Our $2.6 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 10 for additional information regarding our consolidated debt obligations.
The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,340	$695	$—	$9,041
Other current assets	50	—	614,682	12,316	(56)	626,992
Total current assets	56	—	623,022	13,011	(56)	636,033
Fixed Assets, at cost	—	—	5,523,431	77,584	—	5,601,015
Less: Accumulated depreciation	—	—	(708,269)	(26,717)	—	(734,986)
Net fixed assets	—	—	4,815,162	50,867	—	4,866,029
Mineral Leaseholds	—	—	564,506	—	—	564,506
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	14,083	—	378,371	126,300	(154,437)	364,317
Advances to affiliates	3,808,712	—	—	85,423	(3,894,135)	—
Equity investees and other investments	—	—	381,550	—	—	381,550
Investments in subsidiaries	2,689,861	—	82,616	—	(2,772,477)	—
Total assets	$6,512,712	$—	$7,170,273	$275,601	$(6,821,105)	$7,137,481
LIABILITIES AND CAPITAL
Current liabilities	$46,086	$—	$399,017	$11,417	$(256)	$456,264
Senior secured credit facilities	1,099,200	—	—	—	—	1,099,200
Senior unsecured notes	2,598,918	—	—	—	—	2,598,918
Deferred tax liabilities	—	—	11,913	—	—	11,913
Advances from affiliates	—	—	3,894,027	—	(3,894,027)	—
Other liabilities	45,210	—	182,414	183,237	(154,290)	256,571
Total liabilities	3,789,414	—	4,487,371	194,654	(4,048,573)	4,422,866
Mezzanine Capital:
Class A Convertible Preferred Units	697,151	—	—	—	—	697,151
Partners’ capital, common units	2,026,147	—	2,683,506	89,026	(2,772,532)	2,026,147
Accumulated other comprehensive income (loss)(1)	—	—	(604)	—	—	(604)
Noncontrolling interests	—	—	—	(8,079)	—	(8,079)
Total liabilities, mezzanine capital and partners’ capital	$6,512,712	$—	$7,170,273	$275,601	$(6,821,105)	$7,137,481
(1) The entire balance and activity within Accumulated Other Comprehensive Income is related to our pension held within our Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet
December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$6,360	$663	$—	$7,029
Other current assets	50	—	340,555	12,237	(302)	352,540
Total current assets	56	—	346,915	12,900	(302)	359,569
Fixed Assets, at cost	—	—	4,685,811	77,585	—	4,763,396
Less: Accumulated depreciation	—	—	(524,315)	(24,217)	—	(548,532)
Net fixed assets	—	—	4,161,496	53,368	—	4,214,864
Mineral Leaseholds	—	—	—	—	—	—
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	10,696	—	390,214	133,980	(140,533)	394,357
Advances to affiliates	2,650,930	—	—	73,295	(2,724,225)	—
Equity investees and other investments	—	—	408,756	—	—	408,756
Investments in subsidiaries	2,594,882	—	80,735	—	(2,675,617)	—
Total assets	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592
LIABILITIES AND CAPITAL
Current liabilities	$34,864	$—	$211,591	$14,505	$(157)	$260,803
Senior secured credit facilities	1,278,200	—	—	—	—	1,278,200
Senior unsecured notes	1,813,169	—	—	—	—	1,813,169
Deferred tax liabilities	—	—	25,889	—	—	25,889
Advances from affiliates	—	—	2,724,224	—	(2,724,224)	—
Other liabilities	—	—	165,266	179,592	(140,377)	204,481
Total liabilities	3,126,233	—	3,126,970	194,097	(2,864,758)	3,582,542
Mezzanine Capital
Class A Convertible Preferred Units	—	—	—	—	—	—
Partners' capital	2,130,331	—	2,586,192	89,727	(2,675,919)	2,130,331
Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Noncontrolling interests	—	—	—	(10,281)	—	(10,281)
Total liabilities, mezzanine capital and partners’ capital	$5,256,564	$—	$5,713,162	$273,543	$(5,540,677)	$5,702,592

Condensed Consolidating Statement of Operations
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$318,239	$—	$—	$318,239
Sodium minerals and sulfur services	—	—	460,790	9,252	(7,420)	462,622
Marine transportation	—	—	205,287	—	—	205,287
Onshore facilities and transportation	—	—	1,023,293	18,936	—	1,042,229
Total revenues	—	—	2,007,609	28,188	(7,420)	2,028,377
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	967,558	1,089	—	968,647
Marine transportation costs	—	—	154,606	—	—	154,606
Sodium minerals and sulfur services operating costs	—	—	332,209	9,129	(7,420)	333,918
Offshore pipeline transportation operating costs	—	—	69,225	2,840	—	72,065
General and administrative	—	—	66,421	—	—	66,421
Depreciation and amortization	—	—	249,980	2,500	—	252,480
Gain on sale of assets	—	—	(40,311)	—	—	(40,311)
Total costs and expenses	—	—	1,799,688	15,558	(7,420)	1,807,826
OPERATING INCOME	—	—	207,921	12,630	—	220,551
Equity in earnings of equity investees	—	—	51,046	—	—	51,046
Equity in earnings of subsidiaries	276,341	—	(520)	—	(275,821)	—
Interest (expense) income, net	(176,979)	—	14,122	(13,905)	—	(176,762)
Other expense	(16,715)	—	—	—	—	(16,715)
Income before income taxes	82,647	—	272,569	(1,275)	(275,821)	78,120
Income tax benefit (expense)	—	—	3,928	31	—	3,959
NET INCOME	82,647	—	276,497	(1,244)	(275,821)	82,079
Net loss attributable to noncontrolling interests	—	—	—	568	—	568
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$82,647	$—	$276,497	$(676)	$(275,821)	$82,647
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,995)	—	—	—	—	(21,995)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$60,652	$—	$276,497	$(676)	$(275,821)	$60,652

Condensed Consolidating Statement of Operations
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$334,679		$—	$334,679
Sodium minerals and sulfur services	—	—	171,389	7,873	(7,759)	171,503
Marine transportation	—	—	213,021	—	—	213,021
Onshore facilities and transportation	—	—	972,794	20,496	—	993,290
Total revenues	—	—	1,691,883	28,369	(7,759)	1,712,493
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	923,567	1,060	—	924,627
Marine transportation costs	—	—	142,551	—	—	142,551
Sodium minerals and sulfur services operating costs	—	—	90,711	8,491	(7,759)	91,443
Offshore pipeline transportation operating costs	—	—	68,791	10,833	—	79,624
General and administrative	—	—	45,625	—	—	45,625
Depreciation and amortization	—	—	219,696	2,500	—	222,196
Total costs and expenses	—	—	1,490,941	22,884	(7,759)	1,506,066
OPERATING INCOME	—	—	200,942	5,485	—	206,427
Equity in earnings of equity investees	—	—	47,944	—	—	47,944
Equity in earnings of subsidiaries	253,048	—	(6,744)	—	(246,304)	—
Interest (expense) income, net	(139,799)	—	14,407	(14,555)	—	(139,947)
Other expense, net	—	—	—	—	—	—
Income before income taxes	113,249	—	256,549	(9,070)	(246,304)	114,424
Income tax expense	—	—	(3,337)	(5)	—	(3,342)
NET INCOME	113,249	—	253,212	(9,075)	(246,304)	111,082
Net loss attributable to noncontrolling interests	—	—	—	2,167	—	2,167
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$113,249	$—	$253,212	$(6,908)	$(246,304)	$113,249
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	—	—	—	—	—	—
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$113,249	$—	$253,212	$(6,908)	$(246,304)	$113,249

Condensed Consolidating Statement of Operations
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$137,681	$2,549	$—	$140,230
Sodium minerals and sulfur services	—	—	175,132	11,942	(9,194)	177,880
Marine transportation	—	—	238,757	—	—	238,757
Onshore facilities and transportation	—	—	1,665,917	23,745	—	1,689,662
Total revenues	—	—	2,217,487	38,236	(9,194)	2,246,529
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	1,601,972	836	—	1,602,808
Marine transportation costs	—	—	135,200	—	—	135,200
Sodium minerals and sulfur services operating costs	—	—	94,241	11,759	(9,194)	96,806
Offshore pipeline transportation operating costs	—	—	38,459	1,254	—	39,713
General and administrative	—	—	64,995	—	—	64,995
Depreciation and amortization	—	—	141,785	8,355	—	150,140
Total costs and expenses	—	—	2,076,652	22,204	(9,194)	2,089,662
OPERATING INCOME	—	—	140,835	16,032	—	156,867
Equity in earnings of equity investees	—	—	54,450	—	—	54,450
Equity in earnings of subsidiaries	542,226	—	2,053	—	(544,279)	—
Gain on basis step up on historical interest	—	—	332,380	—	—	332,380
Interest (expense) income, net	(100,494)	—	15,042	(15,144)	—	(100,596)
Other income/(expense), net	(19,204)	—	1,675	—	—	(17,529)
Income before income taxes	422,528	—	546,435	888	(544,279)	425,572
Income tax expense	—	—	(4,036)	49	—	(3,987)
NET INCOME	$422,528	$—	$542,399	$937	$(544,279)	$421,585
Net loss attributable to noncontrolling interest	$—	$—	$—	$943	$—	943
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$422,528	$—	$542,399	$1,880	$(544,279)	$422,528
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	$—	$—	$—	$—	$—	—
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$422,528	$—	$542,399	$1,880	$(544,279)	$422,528

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$162,980	$—	$481,727	$(4,585)	$(301,264)	$338,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(250,593)	—	—	(250,593)
Cash distributions received from equity investees - return of investment	—	—	20,280	—	—	20,280
Investments in equity investees	(140,513)	—	(4,647)	—	140,513	(4,647)
Acquisitions	—	—	(1,325,759)	—	—	(1,325,759)
Intercompany transfers	(1,157,781)	—	—	—	1,157,781	—
Repayments on loan to non-guarantor subsidiary	—	—	6,764	—	(6,764)	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from asset sales	—	—	85,722	—	—	85,722
Other, net	—	—	—	—	—	—
Net cash (used in) provided by investing activities	(1,298,294)	—	(1,468,109)	—	1,291,530	(1,474,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,458,700	—	—	—	—	1,458,700
Repayments on senior secured credit facility	(1,637,700)	—	—	—	—	(1,637,700)
Proceeds from issuance of senior unsecured notes, including premium	1,000,000	—	—	—	—	1,000,000
Proceeds from issuance of Class A convertible preferred units, net	726,419	—	—	—	—	726,419
Repayment of senior unsecured notes	(204,830)	—	—	—	—	(204,830)
Debt issuance costs	(25,913)	—	—	—	—	(25,913)
Intercompany transfers	—	—	1,169,781	(12,000)	(1,157,781)	—
Issuance of common units for cash, net	140,513	—	140,513	—	(140,513)	140,513
Distributions to partners/owners	(321,875)	—	(321,875)	—	321,875	(321,875)
Contributions from noncontrolling interest	—	—	—	2,770	—	2,770
Other, net	—	—	(57)	13,847	(13,847)	(57)
Net cash provided by financing activities	1,135,314	—	988,362	4,617	(990,266)	1,138,027
Net decrease in cash and cash equivalents	—	—	1,980	32	—	2,012
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$8,340	$695	$—	$9,041

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$179,853	$—	$398,320	$9,586	$(289,421)	$298,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(463,100)	—	—	(463,100)
Cash distributions received from equity investees - return of investment	—	—	21,353	—	—	21,353
Investments in equity investees	(298,020)	—	—	—	298,020	—
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(31,436)	—	—	—	31,436	—
Repayments on loan to non-guarantor subsidiary	—	—	6,113	—	(6,113)	—
Contributions in aid of construction costs	—	—	13,374	—	—	13,374
Proceeds from assets sales	—	—	3,609	—	—	3,609
Other, net	—	—	(151)	—	—	(151)
Net cash (used in) provided by investing activities	(329,456)	—	(444,196)	—	323,343	(450,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,115,800	—	—	—	—	1,115,800
Repayments on senior secured credit facility	(952,600)	—	—	—	—	(952,600)
Debt issuance costs	(1,578)	—	—	—	—	(1,578)
Intercompany transfers	—	—	57,701	(26,264)	(31,437)	—
Issuance of common units for cash, net	298,020	—	298,020	—	(298,020)	298,020
Distributions to partners/owners	(310,039)	—	(310,039)	—	310,039	(310,039)
Contributions from noncontrolling interest	—	—	—	236	—	236
Other, net	—	—	(1,734)	14,504	(14,504)	(1,734)
Net cash provided by (used in) financing activities	149,603	—	43,948	(11,524)	(33,922)	148,105
Net increase (decrease) in cash and cash equivalents	—	—	(1,928)	(1,938)	—	(3,866)
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$6,360	$663	$—	$7,029

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$(14,082)	$—	$308,144	$45,125	$(49,651)	$289,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(495,774)	—	—	(495,774)
Cash distributions received from equity investees - return of investment	186,026	—	25,645	—	(186,026)	25,645
Investments in equity investees	(633,761)	—	(3,045)	—	633,761	(3,045)
Acquisitions	—	—	(1,520,299)	—	—	(1,520,299)
Intercompany transfers	(1,240,973)	—	—	—	1,240,973	—
Repayments on loan to non-guarantor subsidiary	—	—	5,524	—	(5,524)	—
Contributions in aid of construction costs	—	—	3,179	—	—	3,179
Proceeds from asset sales	—	—	2,811	—	—	2,811
Other, net	—	—	(1,976)	—	—	(1,976)
Net cash (used in) provided by investing activities	(1,688,708)	—	(1,983,935)	—	1,683,184	(1,989,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,525,050	—	—	—	—	1,525,050
Repayments on senior secured credit facility	(960,450)	—	—	—	—	(960,450)
Proceeds from issuance of senior unsecured notes	1,139,718	—	—	—	—	1,139,718
Repayment of senior secured notes	(350,000)	—	—	—	—	(350,000)
Debt issuance costs	(28,901)	—	—	—	—	(28,901)
Distribution to partners/owners	(256,389)	—	(256,389)	—	256,389	(256,389)
Distributions to noncontrolling interest	—	—	(960)	—	—	(960)
Issuance of common units for cash, net	633,759	—	633,759	—	(633,759)	633,759
Intercompany transfers	—	—	1,299,830	(58,857)	(1,240,973)	—
Other, net	—	—	(471)	15,190	(15,190)	(471)
Net cash provided by (used in) financing activities	1,702,787	—	1,675,769	(43,667)	(1,633,533)	1,701,356
Net increase (decrease) in cash and cash equivalents	(3)	—	(22)	1,458	—	1,433
Cash and cash equivalents at beginning of period	9	—	8,310	1,143	—	9,462
Cash and cash equivalents at end of period	$6	$—	$8,288	$2,601	$—	$10,895

25. Subsequent Events

In January 2018, we called for redemption of the remaining $145.2 million of the original $350 million aggregate principal amount of our outstanding 5.750% senior notes due 2021. The redemption was completed on February 15, 2018 and holders received a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest.

REPORT OF INDEPENDENT AUDITORS

The Management Committee
Poseidon Oil Pipeline Company, L.L.C.

We have audited the accompanying financial statements of Poseidon Oil Pipeline Company, L.L.C., which comprise the balance sheet as of December 31, 2017, and the related statements of operations, cash flows, and members’ equity (deficit) for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. at December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 15, 2018

INDEPENDENT AUDITOR'S REPORT

To the Management Committee of
Poseidon Oil Pipeline Company, L.L.C.
Houston, Texas

We have audited the accompanying financial statements of Poseidon Oil Pipeline Company, L.L.C. (the "Company"), which comprise the balance sheets as of December 31, 2016, and the related statements of operations, cash flows, and members' equity for each of the two years in the period ended December 31, 2016, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. as of December 31, 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 17, 2017

POSEIDON OIL PIPELINE COMPANY, L.L.C.
BALANCE SHEETS
(In thousands)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132	$95
Accounts receivable—trade	14,443	12,501
Accounts receivable—related parties	1,121	2,377
Crude oil inventory	2,691	1,461
Other current assets	324	677
Total current assets	18,711	17,111
FIXED ASSETS, net	217,343	232,736
OTHER ASSETS	1,203	861
TOTAL ASSETS	$237,257	$250,708
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$1,757	$3,747
Accounts payable – related parties	2,384	1,771
Deferred revenue	11,357	13,258
Other current liabilities	2,062	1,951
Total current liabilities	17,560	20,727
LONG-TERM DEBT	206,600	202,050
OTHER LIABILITIES	30,834	17,594
COMMITMENTS AND CONTINGENCIES (see Note 2)
MEMBERS' EQUITY (DEFICIT)	(17,737)	10,337
TOTAL LIABILITIES AND MEMBERS' EQUITY	$237,257	$250,708
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
CRUDE OIL HANDLING REVENUES:
Third parties	$98,024	$100,383	$97,977
Related parties	19,109	19,899	25,769
Total crude oil handling revenues	117,133	120,282	123,746
COSTS AND EXPENSES:
Crude oil handling costs
Third parties	1,774	1,989	460
Related parties	5,889	3,788	1,554
Total crude oil handling costs	7,663	5,777	2,014
Other operating costs and expenses
Third parties	852	1,238	2,800
Related parties	8,388	7,914	7,997
Total other operating costs and expenses	9,240	9,152	10,797
Depreciation and accretion expenses	15,633	15,615	15,619
General and administrative costs	45	101	129
Total costs and expenses	32,581	30,645	28,559
OPERATING INCOME	84,552	89,637	95,187
Interest expense	6,026	4,729	4,352
NET INCOME	$78,526	$84,908	$90,835
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,526	$84,908	$90,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expenses	15,905	15,887	15,935
Loss on sale of assets	—	—	194
Effect of changes in operating accounts:
Accounts receivable	(687)	2,139	(4,533)
Inventories	(1,230)	(887)	(100)
Other current assets	(261)	(379)	(248)
Accounts payable	(1,434)	409	1,494
Other liabilities	11,334	9,082	9,909
Net cash provided by operating activities	102,153	111,159	113,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(66)	(183)	(2,244)
Proceeds from asset sales	—	—	118
Net cash used in investing activities	(66)	(183)	(2,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	84,200	85,900	73,750
Repayments of principal	(79,650)	(81,100)	(71,750)
Debt issuance costs	—	—	(1,360)
Cash distributions to Members	(106,600)	(116,300)	(115,500)
Net cash used in financing activities	(102,050)	(111,500)	(114,860)
Net increase (decrease) in cash and cash equivalents	37	(524)	(3,500)
Cash and cash equivalents at beginning of period	95	619	4,119
Cash and cash equivalents at end of period	$132	$95	$619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$5,698	$4,402	$4,180
Current liabilities for capital expenditures at end of year	$57	$—	$—
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENT OF MEMBERS' EQUITY (DEFICIT)
(In thousands)

	Poseidon Pipeline Company, L.L.C.	Shell Oil Products U.S.	Shell Midstream Partners, L.P.	GEL Poseidon, LLC	Total
January 1, 2015	23,902	$23,902	$—	$18,590	$66,394
Net income (loss)	32,700	16,178	16,522	25,435	90,835
Equity transfer	—	(20,640)	20,640	—	—
Cash distributions to members	(41,580)	(19,440)	(22,140)	(32,340)	(115,500)
December 31, 2015	15,022	—	15,022	11,685	41,729
Net income	30,567	—	30,567	23,774	84,908
Cash distributions to members	(41,868)	—	(41,868)	(32,564)	(116,300)
December 31, 2016	3,721	—	3,721	2,895	10,337
Net income	28,269	—	28,269	21,988	78,526
Cash distributions to members	(38,376)	—	(38,376)	(29,848)	(106,600)
December 31, 2017	$(6,386)	$—	$(6,386)	$(4,965)	$(17,737)
The accompanying notes are an integral part of these financial statements.

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

At December 31, 2017 we were owned (i) 36% by Poseidon Pipeline Company, L.L.C. and (ii) 28% by GEL Poseidon, LLC, collectively ("Genesis") and (iii) 36% by Shell Midstream Partners, L.P. On July 1, 2015, Shell Oil Products U.S. sold its ownership interest in Poseidon to Shell Midstream Partners, L.P. On July 24, 2015, all of the ownership interest in Poseidon Pipeline Company, L.L.C., was transferred by Enterprise Products Partners, L.P. (“Enterprise”) to an affiliate of Genesis as part of the sale of Enterprise’s offshore business. Following such transfer, Poseidon Pipeline Company, L.L.C. continued to own a 36% ownership interest in Poseidon.

Description of Business
The Poseidon Oil Pipeline System (the “Pipeline”) gathers crude oil production from the outer continental shelf and deep-water areas of the Gulf of Mexico offshore Louisiana for delivery to onshore locations in south Louisiana. The system includes a pipeline junction platform located at South Marsh Island 205 (“SMI-205”). Manta Ray Gathering Company, L.L.C. (“Manta Ray”), a wholly owned subsidiary of Genesis acquired as part of Enterprise’s offshore business, serves as operator of the Pipeline.

2. Significant Accounting Policies

Our financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Except as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

In preparing these financial statements, the Company has evaluated subsequent events for potential recognition or disclosure through February 15, 2018, the issuance date of the financial statements.

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

At December 31, 2017, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.

Crude Oil Handling Costs
Crude oil handling costs represent expenses we incur as a result of utilizing third party-owned and related party-owned pipelines in the provision of services.

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

Fair Value Information
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The fair value of the amounts outstanding under the February 2015 Credit Facility approximate book value as of December 31, 2017 given the variable rate nature of this debt.

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

No asset impairment charges were recognized during the years ended December 31, 2017, 2016 or 2015.

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

Due to fluctuating crude oil prices, we recognize lower of cost or market adjustments when the carrying value of our crude oil inventory exceeds its net realizable value. These non-cash charges are a component of “Crude oil handling costs” on our Statement of Operations in the period they are recognized. We recognized $0.1 million, $0.0 million and $0.1 million of lower of cost or net realizable value adjustments during 2017, 2016 and 2015, respectively.

Fixed Assets and Asset Retirement Obligation
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

We have entered into long-term pipeline capacity reservation agreements with Anadarko Petroleum Corporation, Eni Petroleum Co. Inc., Exxon Mobil Corporation, Freeport-McMoran Inc., Petrobras America Inc., and Teikoku Oil (North America) Co., Ltd., collectively the “Lucius producers”. The term of these agreements is 20 years (July 2014 through June 2034), which corresponds to the period of dedicated production from the Lucius producers under the agreements. The amount of pipeline capacity reserved each year for the Lucius producers is based on their expected production volumes for that period (as defined in the contract). The capacity reservation agreements require the Lucius producers to make scheduled minimum bill payments to us (as defined in the contract). We defer that portion of the minimum bill payments that relate to future performance obligations under the contract. We recognized $13.3 million of pipeline capacity reservation revenues from the Lucius producers during each of the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 our deferred revenue attributable to the Lucius agreements totaled $39.6 million of which $11.4 million is expected to be recognized as revenue in 2018.

Recent and Proposed Accounting Pronouncements
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date for public companies, or December 15, 2018 for all other entities. We have elected to adopt the new standard for the annual reporting period following December 15, 2018. While we do not believe there will be a material impact to our revenues upon adoption, we are continuing to evaluate the impacts of our pending adoption of this guidance and our preliminary assessments are subject to change.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which was codified as ASC 205-40.   ASC 205-40 requires management to evaluate an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASC 205-40 is effective for fiscal years ending after December 15, 2016.  In accordance with ASC 205-40, the Company performed an evaluation to determine if there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and management’s plans to mitigate those conditions and events that alleviate the substantial doubt. During management’s evaluation, they considered the Company’s credit facility which contains certain financial covenants that are measured quarterly. The Company is in compliance with its financial covenants at December 31, 2017 and notes no conditions that raise substantial doubt about the Company’s ability to meet its obligations for the next twelve months.
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

3. Fixed Assets and Asset Retirement Obligations

Fixed Assets
Our fixed asset values and related accumulated depreciation balances were as follows at the dates indicated:

	At December 31,
	2017	2016	2015
Pipelines and facilities	$433,174	$433,105	$432,941
Construction in progress	87	32	13
Total	433,261	433,137	432,954
Less accumulated depreciation	(215,918)	(200,401)	(184,895)
Fixed assets, net	$217,343	$232,736	$248,059

Depreciation expense was $15.5 million, $15.5 million and $15.5 million for the years ended December 31, 2017, 2016 and 2015, respectively

Asset retirement obligations
Our AROs result from regulatory requirements that would be triggered by the retirement of our offshore pipeline and platform assets. The following table presents information regarding our asset retirement liabilities for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
ARO liability, beginning of period	$1,513	$1,405	$1,302
Liabilities settled	—	—	—
Accretion expense	116	108	103
Revisions in expected cash flows	—	—	—
ARO liability, end of period	$1,629	$1,513	$1,405

At December 31, 2016, our forecast of accretion expense is as follows for the next five years:

2018	2019	2020	2021	2022
$126	$135	$146	$157	$169

4. Debt Obligation

February 2015 Credit Facility
In February 2015, we entered into an amended and restated revolving credit agreement having an initial borrowing capacity of $225 million, with a provision that its borrowing capacity could be expanded to $275 million with additional commitments from the lenders. Amounts borrowed under the February 2015 credit facility mature in February 2020. We used $186.8 million of borrowing capacity under the new credit facility to refinance principal amounts that were outstanding under the April 2011 Credit Facility at termination. We incurred $1.3 million of debt issuance costs related to the February 2015 Credit Facility of which $0.6 million and $0.9 million is deferred within other assets on our Balance Sheet at December 31, 2017 and 2016, respectively.

The weighted-average variable interest rate charged under the February 2015 credit facility was approximately 2.8% and 2.2% for the years ended December 31, 2017 and 2016, respectively. Interest rates charged under the 2015 credit facility are dependent on certain quarterly financial ratios (as defined in the credit agreement). For Eurodollar loans where our leverage ratio is greater than or equal to 1:1 and less than 2:1, the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75%, and for Base Rate loans (as defined in the credit agreement), the interest rate is 0.75% plus a variable base rate equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. The interest rate on Eurodollar and Base Rate loans would increase by 0.25% if our leverage ratio increased to greater than 2:1 and would decrease by 0.25% if our leverage ratio decreased to less than or equal to 1:1. In addition, we pay commitment fees on the unused portion of the revolving credit facility at rates that vary from 0.25% to 0.375%.

The February 2015 credit facility is non-recourse to our Members and secured by our assets. The February 2015 credit facility also contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to Members. A breach of any of these covenants could result in acceleration of our debt financial obligations. We were in compliance with the covenants of our credit facility at December 31, 2017.

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

6. Related Party Transactions

The following table summarizes our related party transactions for the period indicated:

	For the Year Ended December 31,
	2017	2016	2015
Crude oil handling revenues:
Enterprise affiliates	$—	$—	$470
Genesis affiliates	986	1,007	464
Shell affiliates	18,123	18,892	24,835
Total	$19,109	$19,899	$25,769
Crude oil handling costs:
Enterprise affiliates	—	—	209
Genesis affiliates	3,951	2,930	595
Shell affiliates	1,938	858	750
Total	$5,889	$3,788	$1,554
Other operating costs and expenses:
Enterprise affiliates	—	—	4,056
Genesis affiliates	8,388	7,914	3,941
Total	$8,388	$7,914	$7,997

Other operating costs and expenses include amounts charged to us by Manta Ray for operator fees and space on their SS-332A platform.

The following table summarizes our related party accounts receivable and accounts payable amounts at the dates indicated:

	At December 31,
	2017	2016
Accounts receivable - related parties:
Genesis affiliates	$—	$—
Shell affiliates	1,121	2,377
Total accounts receivable - related parties	$1,121	$2,377

Accounts payable - related parties:
Genesis affiliates	2,175	1,644
Shell affiliates	209	127
Total accounts payable - related parties	$2,384	$1,771

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

In terms of percentage of total revenues, our largest customers for the years ended December 31, 2017, 2016 and 2015, respectively, were Anadarko Petroleum Corporation 24.0%, 16.8%, and 12.1%, Shell Oil Company 15.5%, 15.9%, and 20.4% and BHP Billiton Ltd. 10.6%, 9.7%, and 9.3%, respectively. Shell Oil Company is a marketing agent for numerous producers who are dedicated to us. The loss of any of these customers or a significant reduction in the crude oil volumes they have dedicated to us for handling would have a material adverse effect on our financial position, results of operations and cash flows.