Form 10-Q
period 2018-06-30
GENESIS ENERGY LP
filed 2018-08-08
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 8, 2018.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,846	$9,041
Accounts receivable - trade, net	432,777	495,449
Inventories	92,520	88,653
Other	42,526	42,890
Total current assets	575,669	636,033
FIXED ASSETS, at cost	5,686,153	5,601,015
Less: Accumulated depreciation	(867,465)	(734,986)
Net fixed assets	4,818,688	4,866,029
MINERAL LEASEHOLDS, net of accumulated depletion	562,315	564,506
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	121,207	125,283
EQUITY INVESTEES	362,852	381,550
INTANGIBLE ASSETS, net of amortization	173,685	182,406
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	118,170	56,628
TOTAL ASSETS	$7,057,632	$7,137,481
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$239,212	$270,855
Accrued liabilities	144,947	185,409
Total current liabilities	384,159	456,264
SENIOR SECURED CREDIT FACILITY	1,306,300	1,099,200
SENIOR UNSECURED NOTES, net of debt issuance costs	2,458,614	2,598,918
DEFERRED TAX LIABILITIES	12,244	11,913
OTHER LONG-TERM LIABILITIES	293,524	256,571
Total liabilities	4,454,841	4,422,866

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,402,956 and 22,411,728 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	728,459	697,151

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 122,579,218 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,881,957	2,026,147
Accumulated other comprehensive loss	(604)	(604)
Noncontrolling interests	(7,021)	(8,079)
Total partners' capital	1,874,332	2,017,464
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$7,057,632	$7,137,481
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Offshore pipeline transportation services	69,969	77,638	143,229	162,766
Sodium minerals and sulfur services	298,881	43,068	584,791	88,114
Marine transportation	56,185	53,202	105,114	103,504
Onshore facilities and transportation	327,353	232,815	645,062	467,830
Total revenues	752,388	406,723	1,478,196	822,214
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	283,059	188,395	560,877	380,488
Onshore facilities and transportation operating costs	23,046	33,939	45,341	56,178
Marine transportation operating costs	44,217	38,949	82,064	76,191
Sodium minerals and sulfur services operating costs	232,517	26,606	456,015	53,970
Offshore pipeline transportation operating costs	17,440	18,124	35,780	35,992
General and administrative	13,529	9,338	25,203	19,314
Depreciation, depletion and amortization	77,680	56,609	152,935	112,721
Gain on sale of assets	—	(26,684)	—	(26,684)
Total costs and expenses	691,488	345,276	1,358,215	708,170
OPERATING INCOME	60,900	61,447	119,981	114,044
Equity in earnings of equity investees	8,324	10,426	18,896	21,761
Interest expense	(57,909)	(37,990)	(114,045)	(74,729)
Other expense	(188)	—	(5,432)	—
Income before income taxes	11,127	33,883	19,400	61,076
Income tax expense	(256)	(303)	(631)	(558)
NET INCOME	10,871	33,580	18,769	60,518
Net loss attributable to noncontrolling interests	126	153	262	305
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$10,997	$33,733	$19,031	$60,823
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,257)	—	(34,145)	—
NET INCOME(LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(6,260)	$33,733	$(15,114)	$60,823
NET INCOME(LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.05)	$0.28	$(0.12)	$0.50
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	120,495
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	10,871	33,580	18,769	60,518
Other comprehensive loss:
Change in benefit plan liability	—	—	—	—
Total Comprehensive income	10,871	33,580	18,769	60,518
Comprehensive loss attributable to non-controlling interests	126	153	262	305
Comprehensive income attributable to Genesis Energy, L.P.	10,997	33,733	19,031	60,823
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2017	122,579	$2,026,147	$(8,079)	$(604)	$2,017,464
Impact of adoption of ASC 606	—	(3,550)	—	—	(3,550)
Partners’ capital, January 1, 2018	122,579	2,022,597	(8,079)	(604)	2,013,914
Net income (loss)	—	19,031	(262)	—	18,769
Cash distributions to partners	—	(126,257)	—	—	(126,257)
Cash contributions from noncontrolling interests	—	—	1,320	—	1,320
Distributions to Class A Convertible Preferred unitholders	—	(33,414)	—	—	(33,414)
Partners' capital, June 30, 2018	122,579	$1,881,957	$(7,021)	$(604)	$1,874,332
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2017	117,979	$2,130,331	$(10,281)	$—	$2,120,050
Net income (loss)	—	60,823	(305)	—	60,518
Cash distributions to partners	—	(171,993)	—	—	(171,993)
Cash contributions from noncontrolling interests	—	—	725	—	725
Issuance of common units for cash, net	4,600	140,537	—	—	140,537
Partners' capital, June 30, 2017	122,579	$2,159,698	$(9,861)	$—	$2,149,837
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,769	$60,518
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	152,935	112,721
Provision for leased items no longer in use	—	12,589
Gain on sale of assets	—	(26,684)
Amortization and write-off of debt issuance costs and discount	6,820	5,260
Amortization of unearned income and initial direct costs on direct financing leases	(6,615)	(6,958)
Payments received under direct financing leases	10,334	10,334
Equity in earnings of investments in equity investees	(18,896)	(21,761)
Cash distributions of earnings of equity investees	20,162	22,235
Non-cash effect of long-term incentive compensation plans	1,662	(1,457)
Deferred and other tax liabilities	331	358
Unrealized loss on derivative transactions	3,269	561
Other, net	(3,800)	292
Net changes in components of operating assets and liabilities (Note 14)	(34,155)	8,313
Net cash provided by operating activities	150,816	176,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(110,970)	(126,580)
Cash distributions received from equity investees - return of investment	17,828	17,956
Investments in equity investees	(395)	—
Acquisitions	—	(759)
Contributions in aid of construction costs	—	124
Proceeds from asset sales	1,192	38,237
Net cash used in investing activities	(92,345)	(71,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	543,100	410,700
Repayments on senior secured credit facility	(336,000)	(477,900)
Repayment of senior unsecured notes	(145,170)	—
Debt issuance costs	(224)	(7,536)
Issuance of common units for cash, net	—	140,537
Contributions from noncontrolling interests	1,320	725
Distributions to common unitholders	(126,257)	(171,993)
Other, net	3,565	3,216
Net cash used in financing activities	(59,666)	(102,251)
Net increase (decrease) in cash and cash equivalents	(1,195)	3,048
Cash and cash equivalents at beginning of period	9,041	7,029
Cash and cash equivalents at end of period	$7,846	$10,077
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
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business (our "Alkali Business") for approximately $1.325 billion in cash. We funded that acquisition and the related transaction costs with proceeds from a $750 million private placement of Class A Convertible Preferred units (our "preferred units"), a $550 million public offering of notes, our revolving credit facility, and cash on hand. At the closing, we entered into transition service agreements to facilitate the transition of operations and uninterrupted services for both employees and customers. We report the results of our Alkali Business in our renamed sodium minerals and sulfur services segment, which includes our Alkali Business as well as our legacy refinery services operations.
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

•
Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as processing of high sulfur (or "sour") gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or "NaHS", commonly pronounced "nash");

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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In February 2016, the FASB issued guidance to improve the transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The guidance also requires additional disclosure about leasing arrangements. The guidance is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. In July 2018, the FASB issued ASU 2018-11 as a targeted improvement on the new leasing standard, which provides an additional (and optional) method to adopt the new leasing standard. Under this new transition method, an entity will only apply the new lease standard at the date of adoption while comparative periods will be presented under the previous lease guidance (Topic 840). We have identified our implementation team and are currently in the process of identifying our lease population and evaluating this guidance.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $7.6 million from operating cash flows to investing cash flows for the six months ended June 30, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for the three and six months ended June 30, 2018.

3. Revenue Recognition
Adoption of ASC 606 and its related Transition effects
The modified retrospective method of adoption required us to apply ASC 606 to all new revenue contracts entered into after January 1, 2018 and revenue contracts that were not completed as of January 1, 2018. Our consolidated revenues for periods prior to January 1, 2018 were not revised and the cumulative effect of our adoption of ASC 606 was recorded as an adjustment to partners' capital at January 1, 2018. Based on this application, the following adjustments were made to our consolidated balance sheet as of January 1, 2018:

	December 31, 2017	Adjustments	January 1, 2018
ASSETS
Accounts receivable- trade, net	$495,449	$(48,028)	$447,421
Inventories	88,653	5,138	93,791
Other assets, net of amortization	56,628	59,204	115,832

LIABILITIES AND CAPITAL
Other long-term liabilities	256,571	19,864	276,435

Partners' capital	2,026,147	(3,550)	2,022,597

Current Impact of New Revenue Recognition Guidance
The tables below summarize the impact of adoption on our unaudited condensed consolidated balance sheet and statement of operations as of and for the three and six months ended June 30, 2018:

	As of June 30, 2018
Unaudited Condensed Consolidated Balance Sheet	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable-trade, net	$432,777	$484,990	$(52,213)
Inventories	92,520	88,451	4,069
Other Assets, net of amortization	118,170	51,098	67,072

LIABILITIES AND CAPITAL
Other Long-Term Liabilities	293,524	270,274	23,250
Partners' Capital	1,881,957	1,886,279	(4,322)

	Three months ended June 30, 2018			Six months ended June 30, 2018
Unaudited Condensed Consolidated Statement of Operations	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)

Offshore pipeline transportation services	$69,969	$68,822	$1,147	$143,229	$142,933	$296
Sodium minerals and sulfur services	298,881	269,151	29,730	584,791	533,116	51,675
Marine transportation	56,185	56,185	—	105,114	105,114	—
Onshore facilities and transportation	327,353	327,353	—	645,062	645,062	—
Total revenues	752,388	721,511	30,877	1,478,196	1,426,225	51,971

Onshore facilities and transportation product costs	283,059	283,059	—	560,877	560,877	—
Onshore facilities and transportation operating costs	23,046	23,046	—	45,341	45,341	—
Marine transportation operating costs	44,217	44,217	—	82,064	82,064	—
Sodium minerals and sulfur services operating costs	232,517	203,818	28,699	456,015	403,272	52,743
Offshore pipeline transportation operating costs	17,440	17,440	—	35,780	35,780	—

OPERATING INCOME	60,900	58,721	2,179	119,981	120,753	(772)

The effects of changes pursuant to ASC 606 in the tables above are attributable to our offshore pipeline transportation services operating segment and our sodium minerals and sulfur services operating segment.
In our offshore pipeline transportation services segment, we have certain contracts with customers that contain tiered pricing structures that are dependent upon reaching certain cumulative milestones of throughput volumes on our pipelines. In addition, we have a contract that contains fixed and variable consideration for us to stand ready and provide reservation capacity for a fixed minimum quantity on our pipeline. Pursuant to the new guidance, we have allocated our estimated total transaction price over the life of the contract to the related performance obligation and recognized the effects in our Consolidated Financial Statements. In our sodium minerals and sulfur services operating segment, specifically our legacy refinery services business, we have two distinct performance obligations, including the completion of our refinery sulfur removal process, for which we receive in-kind consideration, and our sale of NaHS to our customers. Due to this, we have recorded revenue and the related cost of sales in the Consolidated Financial Statements for the three and six months ended June 30, 2018 for services performed for the in-kind consideration for our services. Further discussion of our performance obligations by type and segment are below.
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the three and six months ended June 30, 2018:

	Three Months Ended June 30,
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$35,010	$—	$69,969	$56,185	$161,164
Product Sales	292,343	269,151	—	—	561,494
Refinery Services	—	29,730	—	—	29,730
	$327,353	$298,881	$69,969	$56,185	$752,388

	Six Months Ended June 30,
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$65,348	$—	$143,229	$105,114	$313,691
Product Sales	579,714	533,116	—	—	1,112,830
Refinery Services	—	51,675	—	—	51,675
	$645,062	$584,791	$143,229	$105,114	$1,478,196

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

Service contracts generally contain a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over the contract period, and therefore qualify as a single performance obligation that is satisfied over time. The customer receives and consumes the benefit of our services simultaneous with the provision of those services.

Offshore Pipeline Transportation
Revenue from our offshore pipelines is generally based upon a fixed fee per unit of volume (typically per Mcf of natural gas or per barrel of crude oil) gathered, transported, or processed for each volume delivered. Fees are based either on contractual arrangements or tariffs regulated by the FERC. These contracts include a single performance obligation to stand ready, on a monthly basis, to provide capacity on our assets. Revenue associated with these fee-based services is recognized as volumes are delivered over the performance obligation period.

In addition to the offshore pipeline transportation revenue discussed above, we also have certain contracts with customers in which we earn either demand-type fees or firm capacity reservation fees. These fees are charged to a customer regardless of the volume the customer actually delivers to the platform or through the pipeline.

In addition to these offshore pipeline transportation services revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, the performance obligation satisfied by us does not change throughout the life of the contract. Therefore revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. These estimates will be reassessed at each reporting period as required. Billings to our customers are reflected at the contract rate. The difference between the consideration received from our customers from invoicing compared to the revenue recognized creates a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset.

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

Pricing for our services is determined through a variety of mechanisms, including specified contract pricing or regulated tariff pricing. Consideration to be received by us under these contracts is variable, as the total volume of the commodity to be transported is unknown at contract inception. At the end of a day or month (as specified in the contract), both the price and volume are known (or “fixed”) in order to allow us to accurately calculate the amount of consideration we are entitled to invoice. The measurement of these services and invoicing occurs on a monthly basis.

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

Providing sulfur removal services is the singular performance obligation in our refinery service agreements. As our customers simultaneously receive and consume the refinery service benefits, control is transferred and revenue is recognized over time based on the extent of progress towards completion of the performance obligations. We use units of NaHS produced during a period to measure progress as the amount we receive corresponds directly with the efforts to provide our services completed to date. The transaction price for each performance obligation is determined using the fair value of a unit of NaHS on the contract inception date for each refinery services agreement. Accordingly, we record the value of NaHS received as non-cash consideration in inventory until it is subsequently sold to our customers (see Product Sales, above).

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances and related activity from January 1, 2018 to June 30, 2018:

	Contract Assets	Contract Liabilities
	Non-Current	Non-Current
Balance at January 1, 2018	$59,204	$19,864
Balance at June 30, 2018	67,072	23,253

During the six months ended June 30, 2018, there were no balances that were previously classified as contract liabilities at the beginning of the period that were recognized as revenues. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2018. However, ASC 606 does provide the following practical expedients and exemptions that we utilized:

1)	Performance obligations that are part of a contract with an expected duration of one year or less;

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

We apply these practical expedients and exemptions to our revenue streams recognized over time. The majority of our contracts qualify for one of these expedients or exemptions. After considering these practical expedients and identifying the remaining contract types that involve revenue recognition over a long-term period and include long-term fixed consideration (adjusted for indexing as required), we determined our allocations of transaction price that relate to unsatisfied performance obligations. As it relates to our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long term period. Therefore, we have allocated the remaining contract value (as estimated and discussed above) to future periods.

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Marine Transportation	Onshore Facilities and Transportation

Remainder of 2018	$41,715	$13,616	$33,633
2019	73,918	27,010	67,083
2020	50,883	20,128	61,328
2021	34,261	—	21,892
2022	22,558	—	4,283
Thereafter	134,623	—	—
Total	$357,958	$60,754	$188,219

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
We have reflected the financial results of our Alkali Business in our sodium minerals and sulfur services segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed. Those fair values were developed by management with the assistance of a third-party valuation firm. Our purchase price allocation remains unchanged from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our Consolidated Financial Statements include the results of our Alkali Business since September 1, 2017, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$211,381	419,930
Net Income Attributable to Genesis Energy, L.P.	$30,404	62,144
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Pro forma consolidated financial operating results:
Revenues	$608,000	$1,214,100
Net Income Attributable to Genesis Energy, L.P.	45,435	81,925
Net Income Available to Common Unitholders	28,670	48,753
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.28	$0.50
Pro forma net income per common unit	$0.23	$0.40

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories
The major components of inventories were as follows:

	June 30, 2018	December 31, 2017
Petroleum products	$5,490	$8,731
Crude oil	29,930	29,873
Caustic soda	6,964	5,755
NaHS	13,040	8,277
Raw materials - Alkali operations	4,396	4,550
Work-in-process - Alkali operations	11,114	7,355
Finished goods, net - Alkali operations	11,182	14,075
Materials and supplies, net - Alkali operations	10,403	10,030
Other	1	7
Total	$92,520	$88,653

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories was not below cost as of June 30, 2018 and December 31, 2017.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets and Mineral Leaseholds
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2018	December 31, 2017
Crude oil pipelines and natural gas pipelines and related assets	$3,090,475	$3,028,657
Alkali facilities, machinery, and equipment	506,924	497,601
Onshore facilities, machinery, and equipment	725,624	692,364
Transportation equipment	21,529	21,483
Marine vessels	935,823	918,953
Land, buildings and improvements	230,665	223,186
Office equipment, furniture and fixtures	18,924	18,112
Construction in progress	104,592	151,768
Other	51,597	48,891
Fixed assets, at cost	5,686,153	5,601,015
Less: Accumulated depreciation	(867,465)	(734,986)
Net fixed assets	$4,818,688	$4,866,029

Mineral Leaseholds
Our Mineral Leaseholds, relating to our recently acquired Alkali Business, consist of the following:

	June 30, 2018	December 31, 2017
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(3,704)	(1,513)
Mineral leaseholds, net	$562,315	$564,506

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense	$70,836	$50,397	$139,264	$100,321
Depletion expense	1,054	—	2,191	—

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2017:

ARO liability balance, December 31, 2017	$198,187
Accretion expense	5,496
Change in estimate	513
Settlements	(6,223)
ARO liability balance, June 30, 2018	$197,973
Of the ARO balances disclosed above, $9.6 million and $20.9 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, respectively. The remainder of the ARO liability as of June 30, 2018 and December 31, 2017 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2018	$5,432
	2019	$9,877
	2020	$8,710
	2021	$9,302
	2022	$9,935
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2018 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2018 and December 31, 2017, the unamortized excess cost amounts totaled $374.5 million and $382.4 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Genesis’ share of operating earnings	$12,266	$14,368	$26,780	$29,645
Amortization of excess purchase price	(3,942)	(3,942)	(7,884)	(7,884)
Net equity in earnings	$8,324	$10,426	$18,896	$21,761
Distributions received	$18,361	$19,566	$37,990	$40,191

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company (which is our most significant equity investment):

	June 30, 2018	December 31, 2017
BALANCE SHEET DATA:
Assets
Current assets	$15,979	$18,711
Fixed assets, net	209,728	217,343
Other assets	1,044	1,203
Total assets	$226,751	$237,257
Liabilities and equity
Current liabilities	$18,244	$17,560
Other liabilities	241,134	237,434
Equity	(32,627)	(17,737)
Total liabilities and equity	$226,751	$237,257

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INCOME STATEMENT DATA:
Revenues	$27,250	$28,501	$56,194	$57,406
Operating income	$19,325	$20,038	$39,672	$40,825
Net income	$17,432	$18,580	$36,010	$38,015

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Sodium minerals and sulfur services:
Customer relationships	$94,654	$93,574	$1,080	$94,654	$92,493	$2,161
Licensing agreements	38,678	37,603	1,075	38,678	36,528	2,150
Non-compete agreement	800	222	578	800	89	711
Segment total	134,132	131,399	2,733	134,132	129,110	5,022
Onshore Facilities & Transportation:
Customer relationships	35,430	35,103	327	35,430	35,082	348
Intangibles associated with lease	13,260	5,170	8,090	13,260	4,933	8,327
Segment total	48,690	40,273	8,417	48,690	40,015	8,675
Marine contract intangibles	27,000	14,400	12,600	27,000	11,700	15,300
Offshore pipeline contract intangibles	158,101	24,270	133,831	158,101	20,109	137,992
Other	31,074	14,970	16,104	28,900	13,483	15,417
Total	$398,997	$225,312	$173,685	$396,823	$214,417	$182,406
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets	$5,461	$5,872	$10,894	$11,744
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2018	$11,003
	2019	$16,155
	2020	$16,750
	2021	$11,378
	2022	$10,768

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,306,300	$—	$1,306,300	$1,099,200	$—	$1,099,200
5.750% senior unsecured notes due February 2021	—	—	—	145,170	1,303	143,867
6.750% senior unsecured notes due August 2022	750,000	14,433	735,567	750,000	16,077	733,923
6.000% senior unsecured notes due May 2023	400,000	5,158	394,842	400,000	5,691	394,309
5.625% senior unsecured notes due June 2024	350,000	5,268	344,732	350,000	5,717	344,283
6.500% senior unsecured notes due October 2025	550,000	8,851	541,149	550,000	9,462	540,538
6.250% senior unsecured notes due May 2026	450,000	7,676	442,324	450,000	8,002	441,998
Total long-term debt	$3,806,300	$41,386	$3,764,914	$3,744,370	$46,252	$3,698,118

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $12.4 million and $14.1 million as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
At June 30, 2018, we had $1.3 billion borrowed under our $1.7 billion credit facility, with $22.4 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.2 million was outstanding at June 30, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2018 was $392.5 million.
Senior Unsecured Note Issuances, Redemption, and Extinguishment
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. Our 2026 Notes mature on May 15, 2026. That issuance generated proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes") that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our revolving credit facility. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs),which is recorded as "Other expense, net" in our Consolidated Statements of Operations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2018, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2017 and 2018:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2017
1st Quarter	May 15, 2017		$0.7200	$88,257
2nd Quarter	August 14, 2017		$0.7225	$88,563
3rd Quarter	November 14, 2017		$0.5000	$61,290
4th Quarter	February 14, 2018		$0.5100	$62,515
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018	(1)	$0.5300	$64,967
(1) This distribution was declared on July 16, 2018 and will be paid to unitholders of record as of July 31, 2018.
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
Accounting for the Class A Convertible Preferred Units
Our preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheet. Because our preferred units are not currently redeemable and we do not have plans or expect any events that constitute a change of control in our partnership agreement, we present our preferred units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our preferred units.
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
Preferred unit distributions are recognized on the date in which they are declared. In January 2018, we declared a $16.5 million distribution on our preferred units owned as of January 31, 2018. This distribution was paid in kind ("PIK") through the issuance of 490,252 additional preferred units. In April 2018, we declared a $16.9 million distribution on our preferred units owned of record as of May 1, 2018. This distribution was PIK through the issuance of 500,976 additional preferred units. The following tables show the change in our mezzanine and preferred units balances from December 31, 2017 to June 30, 2018:

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30,
Mezzanine Capital Balance	2018
Balance as of December 31, 2017	$697,151
Distribution paid-in-kind	33,414
Allocation of Distribution paid in-kind to Preferred Distribution Rate Reset Election (Note 16)	(2,106)
Balance as of June 30, 2018	$728,459

Six months ended June 30,
Number of Class A Convertible Preferred Units	2018
Balance as of December 31, 2017	$22,411,728
Distribution paid-in-kind	991,228
Balance as of June 30, 2018	$23,402,956

Net income attributable to common unitholders is reduced by preferred unit distributions that accumulated during the period. During 2018, net income attributable to common unitholders was reduced by $34.1 million as a result of distributions that accumulated during the period. With respect to our preferred units to be issued relating to the second quarter of 2018, we elected to make a PIK payment for the quarterly distribution, which will result in the issuance of an additional 511,934 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the quarter, or $2.9496 annualized. These distributions will be paid on August 14, 2018 to unitholders holders of record at the close of business July 31, 2018.

11. Net Income Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our preferred units is calculated using the if-converted method. Under the if-converted method, our preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and six months ended June 30, 2018, the effect of the assumed conversion of the 23,402,956 preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Attributable to Genesis Energy L.P.	$10,997	33,733	$19,031	$60,823
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,257)	—	(34,145)	—
Net Income (loss) Available to Common Unitholders	$(6,260)	$33,733	$(15,114)	$60,823

Weighted Average Outstanding Units	122,579	122,579	122,579	120,495

Basic and Diluted Net Income (loss) per Common Unit	$(0.05)	$0.28	$(0.12)	$0.50

12. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under direct financing leases.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended June 30, 2018
Segment margin (a)	$71,602	$64,542	$25,744	$11,966	$173,854
Capital expenditures (b)	$1,447	$18,560	$12,570	$9,814	42,391
Revenues:
External customers	$69,969	$300,928	$328,134	$53,357	$752,388
Intersegment (c)	—	(2,047)	(781)	2,828	—
Total revenues of reportable segments	$69,969	$298,881	$327,353	$56,185	$752,388
Three Months Ended June 30, 2017
Segment margin (a)	$78,211	$16,337	$25,296	$14,156	$134,000
Capital expenditures (b)	$3,903	$432	$42,383	$11,132	57,850
Revenues:
External customers	$78,577	$45,210	$233,625	$49,311	$406,723
Intersegment (c)	(939)	(2,142)	(810)	3,891	—
Total revenues of reportable segments	$77,638	$43,068	$232,815	$53,202	$406,723
Six Months Ended June 30, 2018
Segment Margin (a)	$144,775	$128,933	$47,433	$22,953	$344,094
Capital expenditures (b)	$2,101	$28,259	$35,859	$20,679	86,898
Revenues:
External customers	$143,229	$588,331	$648,349	$98,287	1,478,196
Intersegment (c)	—	(3,540)	(3,287)	6,827	—
Total revenues of reportable segments	$143,229	$584,791	$645,062	$105,114	$1,478,196
Six Months Ended June 30, 2017
Segment Margin (a)	$165,300	$33,833	$46,393	$27,119	$272,645
Capital expenditures (b)	$6,142	$945	$89,085	$20,665	116,837
Revenues:
External customers	$163,982	$92,481	$468,236	$97,515	822,214
Intersegment (c)	(1,216)	(4,367)	(406)	5,989	—
Total revenues of reportable segments	$162,766	$88,114	$467,830	$103,504	$822,214
Total assets by reportable segment were as follows:

	June 30, 2018	December 31, 2017
Offshore pipeline transportation	$2,451,743	$2,486,803
Sodium minerals and sulfur services	1,850,695	1,848,188
Onshore facilities and transportation	1,891,988	1,927,976
Marine transportation	815,858	824,777
Other assets	47,348	49,737
Total consolidated assets	$7,057,632	$7,137,481

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Segment Margin	$173,854	$134,000	$344,094	$272,645
Corporate general and administrative expenses	(13,466)	(7,137)	(23,926)	(15,464)
Depreciation, depletion, amortization and accretion	(79,862)	(59,382)	(157,870)	(117,777)
Interest expense	(57,909)	(37,990)	(114,045)	(74,729)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,037)	(9,140)	(19,094)	(18,430)
Non-cash items not included in Segment Margin	(638)	(1,867)	(6,775)	(1,430)
Cash payments from direct financing leases in excess of earnings	(1,884)	(1,709)	(3,723)	(3,376)
Loss on extinguishment of debt	—	—	(3,339)	—
Differences in timing of cash receipts for certain contractual arrangements (2)	1,148	3,166	4,479	5,847
Gain on sale of assets	—	26,684	—	26,684
Non-cash provision for leased items no longer in use	47	(12,589)	(139)	(12,589)
Income tax expense	(256)	(303)	(631)	(558)
Net income attributable to Genesis Energy, L.P.	$10,997	$33,733	$19,031	$60,823

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$690	$726	$1,233	$1,403
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	3,039	3,044	6,239	6,066
Revenues from product sales to ANSAC	93,938	—	184,734	—
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon Oil Pipeline Company, LLC (2)	250	249	499	490
Charges for services from ANSAC	1,256	—	3,034	—

(1)	We own a 50% interest in Sandhill Group, LLC.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Poseidon
At June 30, 2018 and December 31, 2017 Poseidon Oil Pipeline Company, LLC owed us $1.9 million and $2.2 million, respectively, for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2018 reflect $2.2 million and $4.3 million, respectively of fees we earned through the provision of services under that agreement.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (ANSAC), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Net sales to ANSAC were $93.9 million and $184.7 million, respectively during the three and six months ended June 30, 2018. The costs charged to us by ANSAC, included in operating costs, were $1.3 million and $3.0 million, respectively during the three and six months ended June 30, 2018.
Receivables from and payables to ANSAC as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
Receivables:
ANSAC	$72,792	$74,490
Payables:
ANSAC	$1,376	$1,223

ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. Because we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2018	2017
(Increase) decrease in:
Accounts receivable	$15,834	$3,666
Inventories	(1,436)	29,800
Deferred charges	(3,968)	(93)
Other current assets	(2,024)	(2,115)
Decrease in:
Accounts payable	(26,596)	(6,843)
Accrued liabilities	(15,965)	(16,102)
Net changes in components of operating assets and liabilities	$(34,155)	$8,313
Payments of interest and commitment fees were $115.9 million and $80.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively. We capitalized interest of $2.0 million and $11.9 million during the six months ended June 30, 2018 and June 30, 2017.
At June 30, 2018 and June 30, 2017, we had incurred liabilities for fixed and intangible asset additions totaling $18.6 million and $23.2 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
At June 30, 2018, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	217	—
Weighted average contract price per bbl	$65.89	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	261	197
Weighted average contract price per bbl	$67.17	$69.95
Natural gas swaps:
Contract volumes (10,000 MMBTU)	367	—
Weighted average price differential per MMBTU	$0.70	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	51	368
Weighted average contract price per MMBTU	$2.99	$2.81
Fuel oil futures:
Contract volumes (1,000 bbls)	143	40
Weighted average contract price per bbl	$64.87	$63.84
Crude oil options:
Contract volumes (1,000 bbls)	35	10
Weighted average premium received	$1.35	$0.22
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2018 and December 31, 2017:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2018	December 31, 2017
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,118	$505
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,118)	(505)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	43	—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$134	$54
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(134)	(54)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(49,409)	(45,209)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(74)	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,537)	$(1,203)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2,537	1,203
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,926)	$(863)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	(304)	338
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(2,230)	$(525)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2018, we had a net broker receivable of approximately $1.0 million (consisting of initial margin of $1.5 million decreased by $0.5 million of variation margin).  As of December 31, 2017, we had a net broker receivable of approximately $1.0 million (consisting of initial margin of $1.3 million decreased by $0.3 million of variation margin).  At June 30, 2018 and December 31, 2017, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Unaudited Condensed Consolidated Statement of Operations. At June 30, 2018, the fair value of this embedded derivative was a liability of $49.4 million. See Note 10 for additional information regarding our preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(1,421)	$5,546	$(2,787)	$11,832
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(5,344)	886	(5,676)	1,979
Total commodity derivatives		$(6,765)	$6,432	$(8,463)	$13,811

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$90	$—	$(185)	$—

Preferred Distribution Rate Reset Election	Other expense	$(188)	$—	$(2,094)	$—
16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

(2)
Level 2 fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value at			Fair Value at
	June 30, 2018			December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,252	$43	$—	$559	$—	$—
Liabilities	$(4,463)	$(74)	$—	$(2,066)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(49,409)	$—	$—	$(45,209)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Six months ended June 30,
2018
Balance as of December 31, 2017	$(45,209)
Change in fair value included in earnings	(2,094)
Allocation of Distribution Paid-in-kind	(2,106)
Balance as of June 30, 2018	$(49,409)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2018.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2018 our senior unsecured notes had a carrying value of $2.5 billion and fair value of $2.4 billion compared to $2.6 billion and $2.7 billion, respectively, at December 31, 2017. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
In the second quarter of 2017, we recorded a non-cash provision of $12.6 million (included within Onshore facilities and transportation operating costs in our Unaudited Condensed Consolidated Statements of Operations during that period) relating to certain leased railcars no longer in use. As of June 30, 2018, our remaining provision is $8.2 million, of which $3.4 million is recorded as current and included in accrued liabilities in our Unaudited Condensed Consolidated Balance Sheet, with the remainder included in other long-term liabilities.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$5,897	$1,943	$—	$7,846
Other current assets	—	—	555,496	12,349	(22)	567,823
Total current assets	6	—	561,393	14,292	(22)	575,669
Fixed assets, at cost	—	—	5,608,568	77,585	—	5,686,153
Less: Accumulated depreciation	—	—	(839,498)	(27,967)	—	(867,465)
Net fixed assets	—	—	4,769,070	49,618	—	4,818,688
Mineral Leaseholds	—	—	562,315	—	—	562,315
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	12,353	—	439,697	122,136	(161,124)	413,062
Advances to affiliates	3,753,885	—	—	93,645	(3,847,530)	—
Equity investees	—	—	362,852	—	—	362,852
Investments in subsidiaries	2,699,080	—	84,932	—	(2,784,012)	—
Total assets	$6,465,324	$—	$7,105,305	$279,691	$(6,792,688)	$7,057,632
LIABILITIES AND CAPITAL
Current liabilities	$40,584	$—	$334,786	$8,953	$(164)	$384,159
Senior secured credit facility	1,306,300	—	—	—	—	1,306,300
Senior unsecured notes	2,458,614	—	—	—	—	2,458,614
Deferred tax liabilities	—	—	12,244	—	—	12,244
Advances from affiliates	—	—	3,847,511	—	(3,847,511)	—
Other liabilities	49,410	—	217,510	187,583	(160,979)	293,524
Total liabilities	3,854,908	—	4,412,051	196,536	(4,008,654)	4,454,841
Mezzanine Capital:
Class A Convertible Preferred Units	728,459	—	—	—	—	728,459
Partners’ capital, common units	1,881,957	—	2,693,858	90,176	(2,784,034)	1,881,957
Accumulated other comprehensive loss(1)	—	—	(604)	—	—	(604)
Noncontrolling interests	—	—	—	(7,021)	—	(7,021)
Total liabilities, mezzanine capital and partners’ capital	$6,465,324	$—	$7,105,305	$279,691	$(6,792,688)	$7,057,632
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$69,969	$—	$—	$69,969
Sodium minerals and sulfur services	—	—	297,929	3,068	(2,116)	298,881
Marine transportation	—	—	56,185	—	—	56,185
Onshore facilities and transportation	—	—	322,469	4,884	—	327,353
Total revenues	—	—	746,552	7,952	(2,116)	752,388
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	305,828	277	—	306,105
Marine transportation costs	—	—	44,217	—	—	44,217
Sodium minerals and sulfur services operating costs	—	—	232,021	2,612	(2,116)	232,517
Offshore pipeline transportation operating costs	—	—	16,809	631	—	17,440
General and administrative	—	—	13,529	—	—	13,529
Depreciation and amortization	—	—	77,055	625	—	77,680
Total costs and expenses	—	—	689,459	4,145	(2,116)	691,488
OPERATING INCOME	—	—	57,093	3,807	—	60,900
Equity in earnings of subsidiaries	69,433	—	897	—	(70,330)	—
Equity in earnings of equity investees	—	—	8,324	—	—	8,324
Interest (expense) income, net	(58,248)	—	3,660	(3,321)	—	(57,909)
Other expense	(188)	—	—	—	—	(188)
Income before income taxes	10,997	—	69,974	486	(70,330)	11,127
Income tax benefit (expense)	—	—	(478)	222	—	(256)
NET INCOME	10,997	—	69,496	708	(70,330)	10,871
Net loss attributable to noncontrolling interest	—	—	—	126	—	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$10,997	$—	$69,496	$834	$(70,330)	$10,997
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	$(17,257)	$—	$—	$—	$—	$(17,257)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(6,260)	$—	$69,496	$834	$(70,330)	$(6,260)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$77,638		$—	$77,638
Sodium minerals and sulfur services	—	—	42,995	2,089	(2,016)	43,068
Marine transportation	—	—	53,202	—	—	53,202
Onshore facilities and transportation	—	—	228,291	4,524	—	232,815
Total revenues	—	—	402,126	6,613	(2,016)	406,723
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	222,055	279	—	222,334
Marine transportation costs	—	—	38,949	—	—	38,949
Sodium minerals and sulfur services operating costs	—	—	26,586	2,036	(2,016)	26,606
Offshore pipeline transportation operating costs	—	—	17,362	762	—	18,124
General and administrative	—	—	9,338	—	—	9,338
Depreciation and amortization	—	—	55,984	625	—	56,609
Gain on sale of assets	—	—	(26,684)	—	—	(26,684)
Total costs and expenses	—	—	343,590	3,702	(2,016)	345,276
OPERATING INCOME	—	—	58,536	2,911	—	61,447
Equity in earnings of subsidiaries	71,691	—	(395)	—	(71,296)	—
Equity in earnings of equity investees	—	—	10,426	—	—	10,426
Interest (expense) income, net	(37,958)	—	3,466	(3,498)	—	(37,990)
Income before income taxes	33,733	—	72,033	(587)	(71,296)	33,883
Income tax expense	—	—	(303)	—	—	(303)
NET INCOME	33,733	—	71,730	(587)	(71,296)	33,580
Net loss attributable to noncontrolling interest	—	—	—	153	—	153
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$33,733	$—	$71,730	$(434)	$(71,296)	$33,733
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	—	—	—	—	—	—
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$33,733	$—	$71,730	$(434)	$(71,296)	$33,733

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$143,229	$—	$—	$143,229
Sodium minerals and sulfur services	—	—	583,026	6,134	(4,369)	584,791
Marine transportation	—	—	105,114	—	—	105,114
Onshore facilities and transportation	—	—	635,343	9,719	—	645,062
Total revenues	—	—	1,466,712	15,853	(4,369)	1,478,196
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	605,669	549	—	606,218
Marine transportation costs	—	—	82,064	—	—	82,064
Sodium minerals and sulfur services operating costs	—	—	455,268	5,116	(4,369)	456,015
Offshore pipeline transportation operating costs	—	—	34,471	1,309	—	35,780
General and administrative	—	—	25,203	—	—	25,203
Depreciation, depletion and amortization	—	—	151,685	1,250	—	152,935
Total costs and expenses	—	—	1,354,360	8,224	(4,369)	1,358,215
OPERATING INCOME	—	—	112,352	7,629	—	119,981
Equity in earnings of subsidiaries	139,025	—	1,529	—	(140,554)	—
Equity in earnings of equity investees	—	—	18,896	—	—	18,896
Interest (expense) income, net	(114,562)	—	7,204	(6,687)	—	(114,045)
Other expense	(5,432)	—	—	—	—	(5,432)
Income before income taxes	19,031	—	139,981	942	(140,554)	19,400
Income tax expense	—	—	(855)	224	—	(631)
NET INCOME	19,031	—	139,126	1,166	(140,554)	18,769
Net loss attributable to noncontrolling interest	—	—	—	262	—	262
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$19,031	$—	$139,126	$1,428	$(140,554)	$19,031
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(34,145)	—	—	—	—	$(34,145)
NET INCOME(LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(15,114)	$—	$139,126	$1,428	$(140,554)	$(15,114)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$162,766		$—	$162,766
Sodium minerals and sulfur services	—	—	88,029	3,899	(3,814)	88,114
Marine transportation	—	—	103,504	—	—	103,504
Onshore facilities and transportation	—	—	458,361	9,469	—	467,830
Total revenues	—	—	812,660	13,368	(3,814)	822,214
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	436,126	540	—	436,666
Marine transportation costs	—	—	76,191	—	—	76,191
Sodium minerals and sulfur services operating costs	—	—	53,739	4,045	(3,814)	53,970
Offshore pipeline transportation operating costs	—	—	34,468	1,524	—	35,992
General and administrative	—	—	19,314	—	—	19,314
Depreciation, depletion and amortization	—	—	111,471	1,250	—	112,721
Gain on sale of assets	—	—	(26,684)	—	—	(26,684)
Total costs and expenses	—	—	704,625	7,359	(3,814)	708,170
OPERATING INCOME	—	—	108,035	6,009	—	114,044
Equity in earnings of subsidiaries	135,500	—	(645)	—	(134,855)	—
Equity in earnings of equity investees	—	—	21,761	—	—	21,761
Interest (expense) income, net	(74,677)	—	6,986	(7,038)	—	(74,729)
Income before income taxes	60,823	—	136,137	(1,029)	(134,855)	61,076
Income tax (expense) benefit	—	—	(558)	—	—	(558)
NET INCOME	60,823	—	135,579	(1,029)	(134,855)	60,518
Net loss attributable to noncontrolling interest	—	—	—	305	—	305
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$60,823	$—	$135,579	$(724)	$(134,855)	$60,823
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	—	—	—	—	—	—
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$60,823	$—	$135,579	$(724)	$(134,855)	$60,823

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$9,724	$—	$255,552	$1,494	$(115,954)	$150,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(110,970)	—	—	(110,970)
Cash distributions received from equity investees - return of investment	—	—	17,828	—	—	17,828
Investments in equity investees	—	—	(395)	—	—	(395)
Intercompany transfers	54,827	—	—	—	(54,827)	—
Repayments on loan to non-guarantor subsidiary	—	—	3,647	—	(3,647)	—
Proceeds from asset sales	—	—	1,192	—	—	1,192
Net cash used in investing activities	54,827	—	(88,698)	—	(58,474)	(92,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	543,100	—	—	—	—	543,100
Repayments on senior secured credit facility	(336,000)	—	—	—	—	(336,000)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(224)	—	—	—	—	(224)
Intercompany transfers	—	—	(46,605)	(8,222)	54,827	—
Issuance of common units for cash, net	—	—	—	—	—	—
Distributions to common unitholders	(126,257)	—	(126,257)	—	126,257	(126,257)
Contributions from noncontrolling interest	—	—	—	1,320	—	1,320
Other, net	—	—	3,565	6,656	(6,656)	3,565
Net cash used in financing activities	(64,551)	—	(169,297)	(246)	174,428	(59,666)
Net increase (decrease) in cash and cash equivalents	—	—	(2,443)	1,248	—	(1,195)
Cash and cash equivalents at beginning of period	6	—	8,340	695	—	9,041
Cash and cash equivalents at end of period	$6	$—	$5,897	$1,943	$—	$7,846

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$102,991	$—	$234,371	$646	$(161,687)	$176,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(126,580)	—	—	(126,580)
Cash distributions received from equity investees - return of investment	—	—	17,956	—	—	17,956
Investments in equity investees	(140,537)	—	—	—	140,537	—
Acquisitions	—	—	(759)	—	—	(759)
Intercompany transfers	143,738	—	—	—	(143,738)	—
Repayments on loan to non-guarantor subsidiary	—	—	3,296	—	(3,296)	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from asset sales	—	—	38,237	—	—	38,237
Net cash used in investing activities	3,201	—	(67,726)	—	(6,497)	(71,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	410,700	—	—	—	—	410,700
Repayments on senior secured credit facility	(477,900)	—	—	—	—	(477,900)
Debt issuance costs	(7,536)	—	—	—	—	(7,536)
Intercompany transfers	—	—	(135,170)	(8,568)	143,738	—
Issuance of common units for cash, net	140,537	—	140,537	—	(140,537)	140,537
Distributions to common unitholders	(171,993)	—	(171,993)	—	171,993	(171,993)
Contributions from noncontrolling interest	—	—	—	725	—	725
Other, net	—	—	3,216	7,010	(7,010)	3,216
Net cash provided by financing activities	(106,192)	—	(163,410)	(833)	168,184	(102,251)
Net increase (decrease) in cash and cash equivalents	—	—	3,235	(187)	—	3,048
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$9,595	$476	$—	$10,077

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
Overview

On September 1, 2017, we completed the $1.325 billion acquisition of our trona and trona-based exploring, mining, processing, producing, marketing and selling business (our "Alkali Business"). Our Alkali Business is the largest producer in the world of natural soda ash. We funded that acquisition and the related transaction costs with proceeds from a $750 million private placement of our preferred units, a $550 million public offering of notes, our revolving credit facility, and cash on hand. At the closing, we entered into a transition service agreement to facilitate the transition of operations and uninterrupted services for both employees and customers.

The net effect of our quarterly financial performance is slightly lower quarterly, and cumulative, EBITDA than we had expected when we announced our capital reallocation plan last fall. While the coverage of our distribution is strong, the pace of our natural de-levering is slower. We will continue to target and ultimately move to around 4 times or less on our leverage calculation, but it could take a little longer than we had originally reasonably anticipated.

We reported net income attributable to Genesis Energy, L.P. of $11.0 million during the three months ended June 30, 2018 (“2018 Quarter”) compared to net income attributable to Genesis Energy, L.P. of $33.7 million during the three months ended June 30, 2017 (“2017 Quarter”). The 2018 Quarter included three months of contribution related to our Alkali Business that we acquired in the third quarter of 2017, which contributed to our overall $39.9 million increase to segment margin during the 2018 Quarter relative to the 2017 Quarter. In addition, net income was negatively impacted in the 2018 Quarter by approximately $2.8 million principally due to Alkali transition and integration costs; as well as an increase in interest and depreciation expense, primarily driven by our acquisition of our Alkali Business.
Cash flow from operating activities was $64.5 million for the 2018 Quarter compared to $115.3 million for the 2017 Quarter. The decrease in cash flows from operating activities for the 2018 Quarter was primarily driven by negative working capital effects during the period, primarily due to a decrease in overall accounts payable and accrued liabilities during the 2018 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") was $101.0 million for the 2018 Quarter, an increase of $1.7 million, or 1.8%, from the 2017 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $173.9 million for the 2018 Quarter, an increase of $39.9 million, or 30%, from the 2017 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
On August 7, 2018, we granted a third party a time-limited option to acquire certain of our non-core assets in exchange for an option payment of $30 million. If that third party timely exercises its option, it will be obligated to purchase those assets for a specified sum less $30 million, subject to customary conditions to closing. There is no guaranty (i) that that third party will exercise its option or (ii) if that third party exercises its option, that the conditions to closing will be satisfied or the closing will otherwise occur.

Distribution
In July 2018, we declared our quarterly distribution to our common unitholders of $0.53 per unit related to the 2018 Quarter.

With respect to our preferred units, we have declared a PIK of the quarterly distribution, which will result in the issuance of an additional approximately 511,934 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the 2018 Quarter, or $2.9496 annualized. These distributions will be payable in August 2018 to unitholders holders of record at the close of business on July 31, 2018.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2018 Quarter increased $345.7 million, or 85%, from the 2017 Quarter. In addition, our total costs and expenses as presented on the Unaudited Statements of Operations (excluding the gain on sale of assets) increased $319.5 million, or 86%, between those two periods. This increase is primarily attributable to the effects of three months of contribution by our Alkali Business during the 2018 Quarter, along with the increase in crude oil prices during the 2018 Quarter that proportionately impact our revenues and cost of sales. Excluding the effects of our Alkali Business, operating income (excluding the gain on sale of assets) for the 2018 Quarter would have decreased by $3.2 million compared to the 2017 Quarter.
The addition of our Alkali Business resulted in a large increase in revenues and costs relative to the 2017 Quarter (which are reflected in our sodium minerals and sulfur services segment). Those increases are principally derived from mining trona ore and processing the entrained mineral sodium carbonate, also known as naturally occurring soda ash. Natural soda ash has significant cost advantages over synthetically produced soda ash. We believe that significant cost advantage will exist for the foreseeable future. Natural soda ash accounts for only about 25% of the world's production; thus, we believe we should be able to somewhat mitigate the effects of market specific factors (e.g., changes in sales prices for our products, our operating costs, and other economic considerations) on Net Income, Available Cash before Reserves, and Segment Margin in the soda ash market in which we operate.
In addition to our recently acquired Alkali Business, we continue to operate in our other legacy businesses including - (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our onshore facilities and transportation segment. The increase in our revenues and costs in this segment between the 2018 Quarter and the 2017 Quarter is primarily attributable to increases in crude oil and petroleum product prices and sales volumes as discussed further below. Nevertheless, generally we do not expect fluctuations in prices for crude oil and natural gas to materially affect our Net Income, Available Cash before Reserves or Segment Margin to the same extent they affect our revenues and costs. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, due to the indirect exposure to changes in prices discussed above, the factors addressed in our onshore facilities and transportation segment discussion above, and the fact that crude oil prices have remained low for an extended period of time as compared to the five-year period before 2015, we are reasonably hopeful that we have reached a bottom in our crude oil and petroleum product sales volumes.

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
Prices of crude oil have increased since the 2017 Quarter. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased 40.5% to $67.85 per barrel in the 2018 Quarter, as compared to $48.29 per barrel in the 2017 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and six months ended June 30, 2018 and June 30, 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Offshore pipeline transportation	71,602	78,211	$144,775	$165,300
Sodium minerals and sulfur services	64,542	16,337	128,933	33,833
Onshore facilities and transportation	25,744	25,296	47,433	46,393
Marine transportation	11,966	14,156	22,953	27,119
Total Segment Margin	$173,854	$134,000	$344,094	$272,645
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

A reconciliation of total Segment Margin to net income for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Segment Margin	$173,854	$134,000	$344,094	$272,645
Corporate general and administrative expenses	(13,466)	(7,137)	(23,926)	(15,464)
Depreciation, depletion, amortization and accretion	(79,862)	(59,382)	(157,870)	(117,777)
Interest expense	(57,909)	(37,990)	(114,045)	(74,729)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(10,037)	(9,140)	(19,094)	(18,430)
Non-cash items not included in Segment Margin	(638)	(1,867)	(6,775)	(1,430)
Cash payments from direct financing leases in excess of earnings	(1,884)	(1,709)	(3,723)	(3,376)
Gain on sale of assets	—	26,684	—	26,684
Non-cash provision for leased items no longer in use	47	(12,589)	(139)	(12,589)
Differences in timing of cash receipts for certain contractual arrangements (2)	1,148	3,166	4,479	5,847
Loss on debt extinguishment	—	—	(3,339)	—
Income tax expense	(256)	(303)	(631)	(558)
Net income attributable to Genesis Energy, L.P.	$10,997	$33,733	$19,031	$60,823
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$59,629	$65,805	$121,080	$137,079
Offshore natural gas pipeline revenue, excluding non-cash revenues	12,024	11,834	24,684	25,688
Offshore pipeline operating costs, excluding non-cash expenses	(15,180)	(15,324)	(30,803)	(30,880)
Distributions from equity investments (1)	18,086	19,215	37,089	39,565
Other	(2,957)	(3,319)	(7,275)	(6,152)
Offshore pipeline transportation Segment Margin	$71,602	$78,211	$144,775	$165,300

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	181,291	219,693	190,455	228,851
Poseidon	225,559	256,727	232,090	258,507
Odyssey	90,326	116,663	99,793	115,645
GOPL (2)	9,110	6,719	9,431	8,089
Total crude oil offshore pipelines	506,286	599,802	531,769	611,092

Natural gas transportation volumes (MMBtus/d)	431,853	502,801	453,910	539,347

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	181,291	219,693	190,455	228,851
Poseidon	144,358	164,305	148,538	165,444
Odyssey	26,195	33,832	28,940	33,537
GOPL (2)	9,110	6,719	9,431	8,089
Total crude oil offshore pipelines	360,954	424,549	377,364	435,921

Natural gas transportation volumes (MMBtus/d)	156,412	240,800	169,887	260,061

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
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Offshore pipeline transportation Segment Margin for the 2018 Quarter decreased $6.6 million, or 8%, from the 2017 Quarter, primarily due to lower volumes. The 2018 Quarter was negatively impacted by both temporary downtime and the underperformance of several major fields in the deepwater Gulf of Mexico affecting our CHOPS and Poseidon pipelines and certain associated laterals which we own. Three particular major fields have underperformed our expectations over the last two or three quarters. One field we believe is underperforming as a result of reservoir quality degradation and not due to mechanical factors. Offsetting this in future years are two subsea tie-backs to the same dedicated in-field production facility schedule to come online; one in early 2019 and one later in 2019. Between now and then, however, our segment margin will be around $5 million a quarter less than what we had previously anticipated. The other two large underperforming fields we think are predominately timing related. To maximize reserve recoveries, the operator appears to be producing at a slower rate than communicated to u

s last year. This lower current level, and yet consistent longer-term production, nonetheless has negatively affected our reasonably anticipated segment margin by approximately $5 million a quarter.
In addition, the minimum bill reservation fees we collect on one of our offshore oil pipelines had a prior year step down, and we collected approximately $2.2 million less in segment margin relative to the 2017 Quarter.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Offshore pipeline transportation Segment Margin for the first six months of 2018 decreased $20.5 million, or 12%, from the first six months of 2017, primarily due to lower volumes. The 2018 Quarter was negatively impacted by both temporary downtime and the underperformance of several major fields in the deepwater Gulf of Mexico affecting our CHOPS and Poseidon pipelines and certain associated laterals which we own. Three particular major fields have underperformed our expectations over the last two or three quarters. One field we believe is underperforming as a result of reservoir quality degradation and not due to mechanical factors. Offsetting this in future years are two subsea tie-backs to the same dedicated in-field production facility schedule to come online; one in early 2019 and one later in 2019. Between now and then, however, our segment margin will be around $5 million a quarter less than what we had previously anticipated. The other two large underperforming fields we think are predominately timing related. To maximize reserve recoveries, the operator appears to be producing at a slower rate than communicated to us last year. This lower current level, and yet consistent longer-term production, nonetheless has negatively affected our reasonably anticipated segment margin by approximately $5 million a quarter.
In addition, the minimum bill reservation fees we collect on one of our offshore oil pipelines had a prior year step down, and we collected approximately $4.4 million less in segment margin relative to the first six months of 2017. Lastly, the first six months during 2017 included contributions of approximately $2.0 million from certain of our previously owned gas pipeline and platform assets that were sold during the second quarter of 2017.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Volumes sold:
NaHS volumes (Dry short tons "DST")	38,090	30,665	75,304	65,194
Soda Ash volumes (short tons sold)	936,000	—	1,853,000	—
NaOH (caustic soda) volumes (dry short tons sold)	27,573	17,809	57,833	34,216
Total	1,001,663	48,474	1,986,137	99,410

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$45,884	$34,093	$89,240	$71,507
NaOH (caustic soda) revenues	16,111	9,765	31,978	18,366
Revenues associated with Alkali Business	207,121	—	412,004	—
Other revenues	2,082	1,352	3,434	2,608
Total external segment revenues, excluding non-cash revenues	$271,198	$45,210	$536,656	$92,481

Segment Margin (in thousands)	$64,542	$16,337	$128,933	$33,833

Average index price for NaOH per DST(1)	$795	$623	$772	$596
(1) Source: IHS Chemical.
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Sodium minerals and sulfur services Segment Margin for the 2018 Quarter increased $48.2 million, or 295%. This increase is primarily due to the inclusion of contributions from our Alkali Business during the 2018 Quarter. The contributions thus far from our Alkali Business have exceeded our expectations and we expect continued strong performance throughout 2018, as we continue to remain the global leader in natural soda ash production. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).
Our legacy refinery services results were in line with our expectations for the 2018 Quarter. The 2018 Quarter experienced a 24% increase in NaHS volumes relative to the 2017 Quarter, which is primarily due to an uptick in demand from certain of our international mining customers, primarily located in South America.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Sodium minerals and sulfur services Segment Margin for the first six months of 2018 increased $95.1 million, or 281%. This increase is principally due to the inclusion of contributions from our Alkali Business during 2018. The contributions from our Alkali Business have exceeded our expectations and we expect that performance level to continue throughout the rest of 2018 as we remain the global leader in natural soda ash production. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our legacy refinery services business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).
Our legacy refinery services results were in line with our expectations for the first six months of 2018. During 2018, we experienced a 16% increase in NaHS volumes relative to the first six months of 2017, which is primarily due to an uptick in international demand with certain of our international mining customers, accompanied by an overall increase in volumes from our domestic pulp and paper customers.

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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$307,724	$215,297	$607,185	$434,986
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	16,606	16,608	35,054	31,345
Payments received under direct financing leases not included in income	1,884	1,709	3,723	3,376
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(282,020)	(187,913)	(559,912)	(380,966)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(23,092)	(21,313)	(44,675)	(43,600)
Other	4,642	908	6,058	1,252
Segment Margin	$25,744	$25,296	$47,433	$46,393

Volumetric Data (average barrels per day):
Onshore crude oil pipelines:
Texas	20,643	31,598	25,060	19,822
Jay	13,004	14,435	14,947	14,868
Mississippi	6,367	8,520	6,986	8,668
Louisiana (1)	151,807	131,300	133,598	107,100
Wyoming	32,210	20,638	31,703	18,603
Onshore crude oil pipelines total	224,031	206,491	212,294	169,061

CO2 pipeline (average Mcf/day):
Free State	103,867	60,070	100,308	75,420

Crude oil and petroleum products sales (average barrels per day):
Total crude oil and petroleum products sales	49,278	48,564	50,818	47,819
Rail load/unload volumes (2)	53,005	69,362	52,844	61,511
(1) Total daily volume for the three and six months ended June 30, 2018 includes 69,614 and 55,053 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Additionally, this includes 30,532 and 31,835 barrels per day, respectively, for the three and six months ended June 30, 2018 of crude oil associated with our Raceland Pipeline which became fully operational in the second quarter of 2017.
(2) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Onshore facilities and transportation Segment Margin for the 2018 Quarter increased $0.4 million, or 2%. This increase in the 2018 Quarter is primarily attributable to a full quarter of contribution to segment margin from our re-purposed Texas system, that became operational beginning in May 2017, along with increased volumes on our pipeline and terminal infrastructure in the Baton Rouge corridor relative to the 2017 Quarter. While volumes were down on our Texas system between the three month periods due to integrity work being completed on a downstream pipeline, we were able to recognize three months of our minimum volume commitment earned during the 2018 Quarter in segment margin. This was partially offset by lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points, including the effects of ceasing our operations in South and West Texas.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Segment Margin for our onshore facilities and transportation segment increased by $1.0 million, or 2%, between the first six months of 2018 and the first six months of 2017. The first six months of 2018 include the effects of the ramp up in volumes on our pipeline and terminal infrastructure in the Baton Rouge corridor that we completed in the fourth quarter of 2016. In addition, we experienced an increase in volumes on our Texas system as the re-purposing of our Houston area crude oil pipeline and terminal infrastructure became operational in the second quarter of 2017. This was offset by lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points, including the effects of ceasing our operations in South and West Texas.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues (in thousands):
Inland freight revenues	$22,560	$20,609	$44,117	$42,059
Offshore freight revenues	17,557	19,303	34,060	37,444
Other rebill revenues (1)	16,068	13,290	26,937	24,001
Total segment revenues	$56,185	$53,202	$105,114	$103,504

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$44,219	$39,046	$82,161	$76,385

Segment Margin (in thousands)	$11,966	$14,156	$22,953	$27,119

Fleet Utilization: (2)
Inland Barge Utilization	93.5%	90.6%	92.9%	90.3%
Offshore Barge Utilization	92.0%	99.3%	93.4%	97.9%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Marine transportation Segment Margin for the 2018 Quarter decreased $2.2 million, or 15%, from the 2017 Quarter. This decrease in Segment Margin is primarily attributable to our offshore barge fleet entering into short-term spot price contracts, which can lead to a less favorable rebill structure and higher operating costs, as our last legacy long term contract rolled off during the first quarter of 2018. Additionally, we had an increase in operating costs during the 2018 Quarter relative to the 2017 Quarter due to the increase in our dry-docking costs, which we amortize over the regulatory inspection period (typically five years). We are approaching the five-year period at which we began amortizing such costs, and expect our related expense to stabilize by the end of 2018. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. While we are reasonably hopeful that we've reached a bottom for the quarterly segment margin from our entire fleet of assets, we have no expectation of the fundamentals for marine transportation showing any significant improvement through at least the next several years. This excludes the M/T American Phoenix which is under long term contract through September 2020. This was partially offset by higher utilization on our inland barge operation during the 2018 Quarter.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Marine transportation Segment Margin for the first six months of 2018 decreased $4.2 million, or 15%, from the first six months of 2017. The decrease in Segment Margin is primarily attributable to our offshore barge fleet entering into short-term spot price contracts, which can lead to a less favorable rebill structure and higher operating costs, as our last legacy term contract rolled off during the first quarter of 2018. Additionally, we had an increase in operating costs during the first six months of 2018 relative to the first six months of 2017 due to the increase in our dry-docking costs, which we amortize over the regulatory inspection period (typically five years). We are approaching the five-year period at which we began amortizing such costs, and expect our related expense to stabilize by the end of 2018. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. While we are reasonably hopeful that we've reached a bottom for the quarterly segment margin from our entire fleet of assets, we have no expectation of the fundamentals for marine transportation showing any significant improvement through at least the next several years. This excludes the M/T American Phoenix which is under long term contract through September 2020. This decrease was partially offset by a higher utilization on our inland barge operation during the first six months of 2018.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$8,612	$9,358	$17,286	$17,279
Segment	579	792	1,716	1,576
Long-term incentive compensation expense	1,442	(1,139)	1,618	(455)
Third party costs related to business development activities and growth projects	2,896	327	4,583	914
Total general and administrative expenses	$13,529	$9,338	$25,203	$19,314
Total general and administrative expenses increased $4.2 million and $5.9 million between the three and six month periods, which is primarily attributable to the third party transition costs incurred in connection with our acquisition and integration of our Alkali Business in 2018 and the effects of changes in assumptions used to value our long term incentive compensation awards.
Depreciation, depletion, and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Depreciation and depletion expense	$71,890	$50,397	$141,455	$100,321
Amortization of intangible assets	5,461	5,872	10,894	11,744
Amortization of CO2 volumetric production payments	329	340	586	656
Total depreciation, depletion and amortization expense	$77,680	$56,609	$152,935	$112,721
Total depreciation, depletion, and amortization expense increased $21.1 million and $40.2 million between the three and six month periods primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business during 2017.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$16,347	$12,574	$30,441	$24,157
Interest expense, senior unsecured notes	39,547	28,610	80,081	57,219
Amortization of debt issuance costs and discount	2,659	2,678	5,569	5,260
Capitalized interest	(644)	(5,872)	(2,046)	(11,907)
Net interest expense	$57,909	$37,990	$114,045	$74,729
Net interest expense increased $19.9 million and $39.3 million between the three and six month periods primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, including the financing of the acquisition of our Alkali Business in 2017, along with an increase in libor rates relative to the prior period which is a major component in the interest expense derived on our senior secured credit facility. In addition, capitalized interest decreased as a result of certain of our large organic growth projects being completed and placed into service prior to June 30, 2018.
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

Liquidity and Capital Resources
General
As of June 30, 2018, we had $392.5 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:

•	working capital, primarily inventories and trade receivables and payables;

•	routine operating expenses;

•	capital growth and maintenance projects;

•	acquisitions of assets or businesses;

•	payments related to servicing and reducing outstanding debt; and

•	quarterly cash distributions to our unitholders.

As part of our strategic reallocation of capital, we continue to intend to allocate more capital to debt repayments and growth opportunities (and less to current distributions).
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
At June 30, 2018, our long-term debt totaled $4 billion, consisting of $1.3 billion outstanding under our credit facility (including $22 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, $750 million carrying amount due August 1, 2022, $550 million carrying amount due October 2025, and $450 million carrying amount due May 2026.
On August 7, 2018, we granted a third party a time-limited option to acquire certain of our non-core assets in exchange for an option payment of $30 million. If that third party timely exercises its option, it will be obligated to purchase those assets for a specified sum less $30 million, subject to customary conditions to closing. There is no guaranty (i) that that third party will exercise its option or (ii) if that third party exercises its option, that the conditions to closing will be satisfied or the closing will otherwise occur. We currently expect the third party to exercise its option and close that sale in the third quarter. We currently plan to apply the net proceeds to reduce the balance outstanding under our revolving credit facility.

Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of June 30, 2018, we had issued no units under this program.

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
In our back-to-back crude oil onshore facilities and transportation activities, we typically sell our purchased crude oil in the same month in which we acquire it, so we do not need to rely on borrowings under our credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem, as we make payments and receive payments for the purchase and sale of crude oil.
In our petroleum products onshore facilities and transportation activities, we purchase products and typically either move those products to one of our storage facilities for further blending or sell those products within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our credit facility.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the six months ended June 30, 2018 and June 30, 2017.

Net cash flows provided by our operating activities for the six months ended June 30, 2018 were $150.8 million compared to $176.3 million for the six months ended June 30, 2017. This decrease in operating cash flow is primarily due to an increase in working capital needs.
Capital Expenditures, Distributions and Certain Cash Requirements
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, organic growth projects, maintenance capital expenditures and distributions we pay to our unitholders. We finance maintenance capital expenditures and smaller organic growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and organic growth projects) with borrowings under our credit facility, equity issuances and/or issuances of senior unsecured notes. We currently plan to allocate a substantial portion of our excess cash flow to reduce the balance outstanding under our revolving credit facility.
Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the six months ended June 30, 2018 and June 30, 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$1,432	$2,937
Sodium minerals and sulfur services assets	21,130	945
Marine transportation assets	8,665	9,047
Onshore facilities and transportation assets	886	2,502
Information technology systems	64	57
Total maintenance capital expenditures	32,177	15,488
Growth capital expenditures:
Offshore pipeline transportation assets	$669	$3,205
Sodium minerals and sulfur services assets	7,129	—
Marine transportation assets	12,014	11,618
Onshore facilities and transportation assets	34,973	86,583
Information technology systems	2,647	262
Total growth capital expenditures	57,432	101,668
Total capital expenditures for fixed and intangible assets	89,609	117,156
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
We anticipate spending approximately $20.0 million, inclusive of capitalized interest, primarily related to the completion of our Wyoming infrastructure during the remainder of 2018.
Maintenance Capital Expenditures
Our increase in maintenance capital expenditures for the 2018 Quarter as compared to the 2017 Quarter principally relates to our Alkali Business. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On August 14, 2018, we will pay a distribution of $0.53 per common unit totaling $65 million with respect to the 2018 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our preferred units, we have declared a PIK of the quarterly distribution, which will result in the issuance of an additional approximately 511,934 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the 2018 Quarter, or $2.9496 annualized. These distributions will be payable on August 14, 2018 to unitholders holders of record at the close of business on July 31, 2018.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$10,997	$33,733
Income Tax Expense	256	303
Depreciation, depletion, amortization and accretion	79,862	59,382
Plus (minus) Select Items, net	14,742	9,106
Maintenance capital utilized (1)	(4,700)	(3,120)
Cash tax expense	(150)	(150)
Other	(7)	1
Available Cash before Reserves	101,000	99,255

(1)
For a description of the term "maintenance capital utilized," please see the definition of the term "Available Cash Before Reserves" discussed below. Maintenance capital expenditures in the 2018 Quarter and 2017 Quarter were $22.2 million and $6.8 million, respectively. This increase principally is a result of expenditures associated with our Alkali Business.

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

		Three Months Ended June 30,
		2018	2017
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	(1,148)	(3,166)
	Adjustment regarding direct financing leases[2]	1,884	1,709
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	641	480
	Adjustment regarding equity investees[3]	10,037	9,140
	Other	(53)	1,438
	Sub-total Select Items, net[4]	11,361	9,601
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	2,896	327
	Equity compensation adjustments	61	(72)
	Other	424	(750)
	Total Select Items, net[6]	14,742	9,106
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

Non-GAAP Financial Measures
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
There were no changes during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2018 Quarter.

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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	10.1	Genesis Energy 2018 Long-Term Incentive Plan
*	10.2	Form of Award for 2018 LTIP (General)
*	10.3	Form of Award for 2018 LTIP (Alkali)
*	10.4	Form of Award for 2018 LTIP (Marine)
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Schema Document
*	101.CAL	XBRL Calculation Linkbase Document
*	101.LAB	XBRL Label Linkbase Document
*	101.PRE	XBRL Presentation Linkbase Document
*	101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 8, 2018	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer