Form 10-Q
period 2018-09-30
GENESIS ENERGY LP
filed 2018-11-01
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 1, 2018.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,878	$9,041
Accounts receivable - trade, net	365,646	495,449
Inventories	85,722	88,653
Assets held for sale	255,519	—
Other	42,659	42,890
Total current assets	761,424	636,033
FIXED ASSETS, at cost	5,405,984	5,601,015
Less: Accumulated depreciation	(882,833)	(734,986)
Net fixed assets	4,523,151	4,866,029
MINERAL LEASEHOLDS, net of accumulated depletion	561,593	564,506
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	119,093	125,283
EQUITY INVESTEES	356,468	381,550
INTANGIBLE ASSETS, net of amortization	168,291	182,406
GOODWILL	325,046	325,046
OTHER ASSETS, net of amortization	120,102	56,628
TOTAL ASSETS	$6,935,168	$7,137,481
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$194,489	$270,855
Accrued liabilities	235,517	185,409
Total current liabilities	430,006	456,264
SENIOR SECURED CREDIT FACILITY	1,220,700	1,099,200
SENIOR UNSECURED NOTES, net of debt issuance costs	2,460,486	2,598,918
DEFERRED TAX LIABILITIES	12,293	11,913
OTHER LONG-TERM LIABILITIES	275,823	256,571
Total liabilities	4,399,308	4,422,866

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,914,890 and 22,411,728 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	744,727	697,151

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at September 30, 2018 and December 31, 2017	1,799,409	2,026,147
Accumulated other comprehensive loss	(604)	(604)
Noncontrolling interests	(7,672)	(8,079)
Total partners' capital	1,791,133	2,017,464
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,935,168	$7,137,481
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Offshore pipeline transportation services	70,115	80,671	213,344	243,437
Sodium minerals and sulfur services	291,722	109,765	876,513	197,879
Marine transportation	56,296	48,534	161,410	152,038
Onshore facilities and transportation	327,145	247,144	972,207	714,974
Total revenues	745,278	486,114	2,223,474	1,308,328
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	273,251	202,047	834,128	582,535
Onshore facilities and transportation operating costs	22,005	23,982	67,346	80,160
Marine transportation operating costs	44,195	35,789	126,259	111,980
Sodium minerals and sulfur services operating costs	229,204	79,365	685,219	133,335
Offshore pipeline transportation operating costs	17,753	18,690	53,533	54,682
General and administrative	24,209	19,409	49,412	38,723
Depreciation, depletion and amortization	91,876	63,732	244,811	176,453
Gain on sale of assets	(3,363)	—	(3,363)	(26,684)
Total costs and expenses	699,130	443,014	2,057,345	1,151,184
OPERATING INCOME	46,148	43,100	166,129	157,144
Equity in earnings of equity investees	9,492	13,044	28,388	34,805
Interest expense	(58,819)	(47,388)	(172,864)	(122,117)
Other income (expense)	1,828	(2,276)	(3,604)	(2,276)
Income (loss) before income taxes	(1,351)	6,480	18,049	67,556
Income tax expense	(283)	(320)	(914)	(878)
NET INCOME (LOSS)	(1,634)	6,160	17,135	66,678
Net loss attributable to noncontrolling interests	1,311	152	1,573	457
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(323)	$6,312	$18,708	$67,135
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,635)	(5,469)	(51,780)	(5,469)
NET INCOME(LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(17,958)	$843	$(33,072)	$61,666
NET INCOME(LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.15)	$0.01	$(0.27)	$0.51
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	121,198
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,634)	$6,160	$17,135	$66,678
Other comprehensive loss:
Change in benefit plan liability	—	—	—	—
Total Comprehensive income (loss)	(1,634)	6,160	17,135	66,678
Comprehensive loss attributable to non-controlling interests	1,311	152	1,573	457
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(323)	$6,312	$18,708	$67,135
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2017	122,579	$2,026,147	$(8,079)	$(604)	$2,017,464
Impact of adoption of ASC 606	—	(3,550)	—	—	(3,550)
Partners’ capital, January 1, 2018	122,579	2,022,597	(8,079)	(604)	2,013,914
Net income (loss)	—	18,708	(1,573)	—	17,135
Cash distributions to partners	—	(191,224)	—	—	(191,224)
Cash contributions from noncontrolling interests	—	—	1,980	—	1,980
Distributions to Class A Convertible Preferred unitholders	—	(50,672)	—	—	(50,672)
Partners' capital, September 30, 2018	122,579	$1,799,409	$(7,672)	$(604)	$1,791,133
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2017	117,979	$2,130,331	$(10,281)	$—	$2,120,050
Net income (loss)	—	67,135	(457)	—	66,678
Cash distributions to partners	—	(260,586)	—	—	(260,586)
Cash contributions from noncontrolling interests	—	—	1,850	—	1,850
Issuance of common units for cash, net	4,600	140,513	—	—	140,513
Partners' capital, September 30, 2017	122,579	$2,077,393	$(8,888)	$—	$2,068,505
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,135	$66,678
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	244,811	176,453
Provision for leased items no longer in use	—	12,589
Gain on sale of assets	(3,363)	(26,684)
Amortization and write-off of debt issuance costs and discount	9,489	8,154
Amortization of unearned income and initial direct costs on direct financing leases	(9,847)	(10,374)
Payments received under direct financing leases	15,501	15,501
Equity in earnings of investments in equity investees	(28,388)	(34,805)
Cash distributions of earnings of equity investees	28,992	34,454
Non-cash effect of long-term incentive compensation plans	3,240	(5,524)
Deferred and other tax liabilities	380	508
Unrealized loss on derivative transactions	1,285	3,040
Other, net	999	(7,338)
Net changes in components of operating assets and liabilities (Note 14)	27,330	(26,262)
Net cash provided by operating activities	307,564	206,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(152,868)	(182,653)
Cash distributions received from equity investees - return of investment	26,042	25,917
Investments in equity investees	(2,960)	—
Acquisitions	—	(1,325,759)
Contributions in aid of construction costs	—	124
Proceeds from asset sales	36,859	39,204
Net cash used in investing activities	(92,927)	(1,443,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	759,800	1,247,700
Repayments on senior secured credit facility	(638,300)	(1,153,400)
Proceeds from issuance of senior unsecured notes	—	550,000
Proceeds from issuance of Class A convertible preferred units, net	—	729,958
Repayment of senior unsecured notes	(145,170)	—
Debt issuance costs	(242)	(17,808)
Issuance of common units for cash, net	—	140,513
Contributions from noncontrolling interests	1,980	1,850
Distributions to common unitholders	(191,224)	(260,586)
Other, net	1,356	1,215
Net cash provided by (used in) financing activities	(211,800)	1,239,442
Net increase in cash and cash equivalents	2,837	2,665
Cash and cash equivalents at beginning of period	9,041	7,029
Cash and cash equivalents at end of period	$11,878	$9,694
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States and the Gulf of Mexico. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, soda ash businesses, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business (our "Alkali Business") for approximately $1.325 billion in cash. We funded that acquisition and the related transaction costs with proceeds from a $750 million private placement of Class A Convertible Preferred units (our "preferred units"), a $550 million public offering of notes, our revolving credit facility, and cash on hand. We report the results of our Alkali Business in our sodium minerals and sulfur services segment, which includes our Alkali Business as well as our legacy refinery services operations.
We currently manage our businesses through the following four divisions that constitute our reportable segments:

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
Our team has reviewed the practical expedients we expect to apply as part of the implementation of the new standard. In July 2018, the FASB issued ASU 2018-11 as a targeted improvement on the new leasing standard, which provides an additional (and optional) method to adopt the new leasing standard. Under this new transition method, an entity will only apply the new lease standard at the date of adoption while comparative periods will be presented under the previous lease guidance (Topic 840). We plan to adopt this method for our transition.
Additionally, we currently plan to elect to take the "package" of practical expedients set out in the standard, which must be elected together. The items within the package stipulate that an entity need not reassess: (1) if expired or existing contracts contain leases, (2) lease classification for previously assessed leases under ASC 840, and (3) initial direct costs for existing leases. The standard allows for a practical expedient relating to the separation of lease and non-lease components when applying ASC 842. This expedient is made as a policy election based on asset class and is applied to all items within the class. We have elected to adopt this expedient as part of our transition and implementation. Our team is still evaluating which asset classes will have such a policy election. As it relates to easements and right of ways, a practical expedient is permitted where companies can elect to continue to apply its current accounting policy for all land easements that exist or expire prior to the adoption date. We plan to take this expedient and will continue to apply our current accounting treatment to existing easements. An additional expedient offered by the new standard is the hindsight expedient, which allows an entity to use hindsight when determining a lease term, including options to renew or terminate as well as impairment for right-of-use assets. We do not plan to utilize this practical expedient.
Lastly, our implementation team is in the process of identifying our complete lease population and evaluating the application of this guidance.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $11.4 million from operating cash flows to investing cash flows for the nine months ended September 30, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for the three and nine months ended September 30, 2018.

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

	December 31, 2017	Adjustments	January 1, 2018
ASSETS
Accounts receivable - trade, net	$495,449	$(48,028)	$447,421
Inventories	88,653	5,138	93,791
Other assets, net of amortization	56,628	59,204	115,832

LIABILITIES AND CAPITAL
Other long-term liabilities	256,571	19,864	276,435

Partners' capital	2,026,147	(3,550)	2,022,597

Current Impact of New Revenue Recognition Guidance
The tables below summarize the impact of adoption on our unaudited condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2018:

	As of September 30, 2018
Unaudited Condensed Consolidated Balance Sheet	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable-trade, net	$365,646	$413,674	$(48,028)
Inventories	85,722	83,329	2,393
Other Assets, net of amortization	120,102	50,742	69,360

LIABILITIES AND CAPITAL
Other Long-Term Liabilities	275,823	251,075	24,748
Partners' Capital	1,799,409	1,800,432	(1,023)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
Unaudited Condensed Consolidated Statement of Operations	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)

Offshore pipeline transportation services	$70,115	$69,323	$792	$213,344	$208,073	$5,271
Sodium minerals and sulfur services	291,722	268,207	23,515	876,513	801,323	75,190
Marine transportation	56,296	56,296	—	161,410	161,410	—
Onshore facilities and transportation	327,145	327,145	—	972,207	972,207	—
Total revenues	745,278	720,971	24,307	2,223,474	2,143,013	80,461

Onshore facilities and transportation product costs	273,251	273,251	—	834,128	834,128	—
Onshore facilities and transportation operating costs	22,005	22,005	—	67,346	67,346	—
Marine transportation operating costs	44,195	44,195	—	126,259	126,259	—
Sodium minerals and sulfur services operating costs	229,204	204,013	25,191	685,219	607,285	77,934
Offshore pipeline transportation operating costs	17,753	17,753	—	53,533	53,533	—

OPERATING INCOME	46,148	47,032	(884)	166,129	163,602	2,527

The effects of changes pursuant to ASC 606 in the tables above are attributable to our offshore pipeline transportation services operating segment and our sodium minerals and sulfur services operating segment.
In our offshore pipeline transportation services segment, we have certain contracts with customers that contain tiered pricing structures that are dependent upon reaching certain cumulative milestones of throughput volumes on our pipelines. In addition, we have a contract that contains fixed and variable consideration for us to stand ready and provide reservation capacity for a fixed minimum quantity on our pipeline. Pursuant to the new guidance, we have allocated our estimated total transaction price over the life of the contract to the related performance obligation and recognized the effects in our Consolidated Financial Statements. In our sodium minerals and sulfur services operating segment, specifically our legacy refinery services business, we have two distinct performance obligations, including the completion of our refinery sulfur removal process, for which we receive in-kind consideration, and our sale of NaHS to our customers. Due to this, we have recorded revenue and the related cost of sales in the Consolidated Financial Statements for the three and nine months ended September 30, 2018 for services performed for the in-kind consideration for our services. Further discussion of our performance obligations by type and segment are below.
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$42,188	$—	$70,115	$56,296	$168,599
Product Sales	284,957	268,207	—	—	553,164
Refinery Services	—	23,515	—	—	23,515
	$327,145	$291,722	$70,115	$56,296	$745,278

	Nine Months Ended September 30,
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$107,536	$—	$213,344	$161,410	$482,290
Product Sales	864,671	801,323	—	—	1,665,994
Refinery Services	—	75,190	—	—	75,190
	$972,207	$876,513	$213,344	$161,410	$2,223,474

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

Revenues from contracts for the transportation of crude oil by our pipelines are based on actual volumes at a published tariff and some contain minimum throughput provisions which reset within one year. We recognize revenues for transportation and other services over the performance obligation period, which is the contract term. Revenues for both firm and interruptible transportation and other services are recognized over time as the product is delivered to the agreed upon delivery point or at the point of receipt because they specifically relate to our efforts to transfer the distinct services.

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

A performance obligation is driven by providing transportation services using our vessels for a single day either under a term or spot based contract. The transaction price is usually fixed per the contract either as a day rate or as a lump sum to be allocated over days required to complete the service. Revenue is recognizable as the transportation service utilizing our vessels occurs, as the customer simultaneously receives and consumes these services as they are provided. If provided in the contract, certain items such as fuel or operational costs can be rebilled to the customer in the same period in which the costs are incurred. In the event the timing of a trip to provide our services crosses a reporting period under a lump sum fee contract, the revenue earned is accrued based on the progress completed in the current period on the related performance obligation as we are entitled to payment for each day. Customer invoicing occurs at the completion of a trip, or earlier at the customer’s request.

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

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at January 1, 2018 and September 30, 2018:

	Contract Assets	Contract Liabilities
	Non-Current	Non-Current
Balance at January 1, 2018	$59,204	$19,864
Balance at September 30, 2018	69,360	24,748

During the nine months ended September 30, 2018, there were no balances that were previously classified as contract liabilities at the beginning of the period that were recognized as revenues. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2018. However, ASC 606 does provide the following practical expedients and exemptions that we utilized:

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Marine Transportation	Onshore Facilities and Transportation

Remainder of 2018	$21,154	$6,808	$14,297
2019	73,918	27,010	57,090
2020	50,883	20,128	57,090
2021	34,261	—	20,139
2022	22,558	—	4,283
Thereafter	134,623	—	—
Total	$337,397	$53,946	$152,899

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
We have reflected the financial results of our Alkali Business in our sodium minerals and sulfur services segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed. Those fair values were developed by management with the assistance of a third-party valuation firm. Our finalized purchase price allocation remains unchanged from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our Consolidated Financial Statements include the results of our Alkali Business since September 1, 2017, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$208,742	628,672
Net Income Attributable to Genesis Energy, L.P.	$29,536	91,680
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Pro forma consolidated financial operating results:
Revenues	$615,289	$1,829,389
Net Income Attributable to Genesis Energy, L.P.	10,955	92,880
Net Income (Loss) Available to Common Unitholders	(6,178)	42,575
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.01	$0.51
Pro forma net income (loss) per common unit	$(0.05)	$0.35

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories
The major components of inventories were as follows:

	September 30, 2018	December 31, 2017
Petroleum products	$21,082	$8,731
Crude oil	16,493	29,873
Caustic soda	8,030	5,755
NaHS	9,682	8,277
Raw materials - Alkali operations	5,592	4,550
Work-in-process - Alkali operations	2,820	7,355
Finished goods, net - Alkali operations	11,526	14,075
Materials and supplies, net - Alkali operations	10,496	10,030
Other	1	7
Total	$85,722	$88,653

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below recorded costs by approximately $0.1 million as of September 30, 2018 without similar adjustments required as of December 31, 2017.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets and Mineral Leaseholds
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2018	December 31, 2017
Crude oil pipelines and natural gas pipelines and related assets	$2,900,469	$3,028,657
Alkali facilities, machinery, and equipment	515,226	497,601
Onshore facilities, machinery, and equipment	638,726	692,364
Transportation equipment	20,352	21,483
Marine vessels	946,377	918,953
Land, buildings and improvements	220,823	223,186
Office equipment, furniture and fixtures	18,898	18,112
Construction in progress	97,313	151,768
Other	47,800	48,891
Fixed assets, at cost	5,405,984	5,601,015
Less: Accumulated depreciation	(882,833)	(734,986)
Net fixed assets	$4,523,151	$4,866,029

Mineral Leaseholds
Our Mineral Leaseholds, relating to our acquired Alkali Business, consist of the following:

	September 30, 2018	December 31, 2017
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(4,426)	(1,513)
Mineral leaseholds, net	$561,593	$564,506

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense	$85,282	$57,117	$224,546	$157,438
Depletion expense	722	381	2,913	381

Assets Held for Sale
On August 7, 2018, we granted a third party a time-limited option to acquire certain of our non-core assets in the Powder River Basin in exchange for an option payment of $30 million. As of this date, we reclassified the property, plant, and equipment related to these assets, in the amount of $255.5 million, as current assets held for sale on our Unaudited Consolidated Balance Sheet as of September 30, 2018 (Note 18).

Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding our AROs since December 31, 2017

ARO liability balance, December 31, 2017	$198,187
Accretion expense	7,437
Changes in estimate	18,913
Settlements	(9,481)
ARO liability balance, September 30, 2018	$215,056
Of the ARO balances disclosed above, $36.0 million and $20.9 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, respectively. The remainder of the ARO liability as of September 30, 2018 and December 31, 2017 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2018	$2,459
	2019	$9,057
	2020	$8,710
	2021	$9,302
	2022	$9,935
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2018 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2018 and December 31, 2017, the unamortized excess cost amounts totaled $370.2 million and $382.4 million, respectively. We amortize the excess cost as a reduction in equity earnings in a manner similar to depreciation.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Genesis’ share of operating earnings	$13,364	$16,986	$40,144	$46,631
Amortization of excess purchase price	$(3,872)	(3,942)	(11,756)	(11,826)
Net equity in earnings	$9,492	$13,044	$28,388	$34,805
Distributions received	$17,044	$20,180	$55,034	$60,371

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company (which is our most significant equity investment):

	September 30, 2018	December 31, 2017
BALANCE SHEET DATA:
Assets
Current assets	$15,895	$18,711
Fixed assets, net	205,785	217,343
Other assets	966	1,203
Total assets	$222,646	$237,257
Liabilities and equity
Current liabilities	$17,644	$17,560
Other liabilities	243,608	237,434
Equity	(38,606)	(17,737)
Total liabilities and equity	$222,646	$237,257

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INCOME STATEMENT DATA:
Revenues	$27,768	$30,597	$83,962	$88,003
Operating income	$17,772	$22,334	$57,444	$63,159
Net income	$15,721	$20,739	$51,731	$58,754

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Sodium minerals and sulfur services:
Customer relationships	$94,654	$94,114	$540	$94,654	$92,493	$2,161
Licensing agreements	38,678	38,141	537	38,678	36,528	2,150
Non-compete agreement	800	289	511	800	89	711
Segment total	134,132	132,544	1,588	134,132	129,110	5,022
Onshore Facilities & Transportation:
Customer relationships	35,430	35,113	317	35,430	35,082	348
Intangibles associated with lease	13,260	5,288	7,972	13,260	4,933	8,327
Segment total	48,690	40,401	8,289	48,690	40,015	8,675
Marine contract intangibles	27,000	15,750	11,250	27,000	11,700	15,300
Offshore pipeline contract intangibles	158,101	26,350	131,751	158,101	20,109	137,992
Other	31,149	15,736	15,413	28,900	13,483	15,417
Total	$399,072	$230,781	$168,291	$396,823	$214,417	$182,406
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$5,475	$5,879	$16,369	$17,623

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2018	$5,503
	2019	$17,679
	2020	$16,665
	2021	$10,867
	2022	$10,708
9. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,220,700	$—	$1,220,700	$1,099,200	$—	$1,099,200
5.750% senior unsecured notes due February 2021	—	—	—	145,170	1,303	143,867
6.750% senior unsecured notes due August 2022	750,000	13,601	736,399	750,000	16,077	733,923
6.000% senior unsecured notes due May 2023	400,000	4,891	395,109	400,000	5,691	394,309
5.625% senior unsecured notes due June 2024	350,000	5,044	344,956	350,000	5,717	344,283
6.500% senior unsecured notes due October 2025	550,000	8,546	541,454	550,000	9,462	540,538
6.250% senior unsecured notes due May 2026	450,000	7,432	442,568	450,000	8,002	441,998
Total long-term debt	$3,720,700	$39,514	$3,681,186	$3,744,370	$46,252	$3,698,118

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $11.6 million and $14.1 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
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
At September 30, 2018, we had $1.2 billion borrowed under our $1.7 billion credit facility, with $30.1 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.2 million was outstanding at September 30, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2018 was $478.1 million.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Note Issuances, Redemption, and Extinguishment
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. Our 2026 Notes mature on May 15, 2026. That issuance generated proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes") that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our revolving credit facility. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs), which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the nine months ended September 30, 2018.

10. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2018, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2017 and 2018:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2017
1st Quarter	May 15, 2017		$0.7200	$88,257
2nd Quarter	August 14, 2017		$0.7225	$88,563
3rd Quarter	November 14, 2017		$0.5000	$61,290
4th Quarter	February 14, 2018		$0.5100	$62,515
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018	(1)	$0.5400	$66,193
(1) This distribution was declared on October 9, 2018 and will be paid to unitholders of record as of October 31, 2018.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Once redemption becomes probable, we would adjust the carrying amount of our preferred units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.
Preferred unit distributions are recognized on the date in which they are declared. In January 2018, we declared a $16.5 million distribution on our preferred units owned as of January 31, 2018. This distribution was paid in kind ("PIK") through the issuance of 490,252 additional preferred units. In April 2018, we declared a $16.9 million distribution on our preferred units owned of record as of May 1, 2018. This distribution was PIK through the issuance of 500,976 additional preferred units. In July 2018, we declared a $17.3 million distribution on our preferred units owned of record as of July 31, 2018. This distribution was PIK through the issuance of 511,934 additional preferred units.The following tables show the change in our mezzanine and preferred units balances from December 31, 2017 to September 30, 2018:

As of September 30,
Mezzanine Capital Balance	2018
Balance as of December 31, 2017	$697,151
Distributions paid-in-kind	50,671
Allocation of Distributions paid in-kind to Preferred Distribution Rate Reset Election (Note 16)	(3,095)
Balance as of September 30, 2018	$744,727

Nine months ended September 30,
Number of Class A Convertible Preferred Units	2018
Balance as of December 31, 2017	22,411,728
Distributions paid-in-kind	1,503,162
Balance as of September 30, 2018	23,914,890

Net income (loss) attributable to common unitholders is reduced by preferred unit distributions that accumulated during the period. During 2018, net income (loss) attributable to common unitholders was reduced by $51.8 million as a result of distributions that accumulated during the period. With respect to our preferred units to be issued relating to the third quarter of 2018, we elected to make a PIK payment for the quarterly distribution, which will result in the issuance of an additional 523,132 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the quarter, or $2.9496 annualized. These distributions will be paid on November 14, 2018 to unitholders holders of record at the close of business October 31, 2018.

11. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our preferred units is calculated using the if-converted method. Under the if-converted method, our preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and nine months ended September 30, 2018, the effect of the assumed conversion of the 23,914,890 preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to Genesis Energy L.P.	$(323)	6,312	$18,708	$67,135
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,635)	(5,469)	(51,780)	(5,469)
Net Income (Loss) Available to Common Unitholders	$(17,958)	$843	$(33,072)	$61,666

Weighted Average Outstanding Units	122,579	122,579	122,579	121,198

Basic and Diluted Net Income (Loss) per Common Unit	$(0.15)	$0.01	$(0.27)	$0.51

12. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended September 30, 2018
Segment margin (a)	$70,963	$63,942	$36,189	$12,113	$183,207
Capital expenditures (b)	$564	$20,819	$16,700	$4,936	$43,019
Revenues:
External customers	$70,115	$293,491	$327,844	$53,828	$745,278
Intersegment (c)	—	(1,769)	(699)	2,468	—
Total revenues of reportable segments	$70,115	$291,722	$327,145	$56,296	$745,278
Three Months Ended September 30, 2017
Segment margin (a)	$78,228	$30,031	$25,606	$12,649	$146,514
Capital expenditures (b)	$2,356	$1,330,947	$26,578	$23,831	$1,383,712
Revenues:
External customers	$80,671	$111,756	$247,603	$46,084	$486,114
Intersegment (c)	—	(1,991)	(459)	2,450	—
Total revenues of reportable segments	$80,671	$109,765	$247,144	$48,534	$486,114
Nine Months Ended September 30, 2018
Segment Margin (a)	$215,738	$192,875	$83,622	$35,066	$527,301
Capital expenditures (b)	$2,665	$49,078	$52,559	$25,615	$129,917
Revenues:
External customers	$213,344	$881,822	$976,193	$152,115	2,223,474
Intersegment (c)	—	(5,309)	(3,986)	9,295	—
Total revenues of reportable segments	$213,344	$876,513	$972,207	$161,410	$2,223,474
Nine Months Ended September 30, 2017
Segment Margin (a)	$243,528	$63,864	$71,999	$39,768	$419,159
Capital expenditures (b)	$8,498	$1,331,892	$115,663	$44,496	$1,500,549
Revenues:
External customers	$244,653	$204,237	$715,839	$143,599	1,308,328
Intersegment (c)	(1,216)	(6,358)	(865)	8,439	—
Total revenues of reportable segments	$243,437	$197,879	$714,974	$152,038	$1,308,328
Total assets by reportable segment were as follows:

	September 30, 2018	December 31, 2017
Offshore pipeline transportation	$2,417,602	$2,486,803
Sodium minerals and sulfur services	1,839,107	1,848,188
Onshore facilities and transportation	1,824,199	1,927,976
Marine transportation	813,293	824,777
Other assets	40,967	49,737
Total consolidated assets	$6,935,168	$7,137,481

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Segment Margin	$183,207	$146,514	$527,301	$419,159
Corporate general and administrative expenses	(23,760)	(18,230)	(47,686)	(33,694)
Depreciation, depletion, amortization and accretion	(94,522)	(66,436)	(252,392)	(184,213)
Interest expense	(58,819)	(47,388)	(172,864)	(122,117)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,552)	(7,136)	(26,646)	(25,566)
Other non-cash items	(999)	(4,788)	(7,774)	(6,218)
Cash payments from direct financing leases in excess of earnings	(1,931)	(1,751)	(5,654)	(5,127)
Loss on extinguishment of debt	—	—	(3,339)	—
Differences in timing of cash receipts for certain contractual arrangements (2)	792	5,847	5,271	11,694
Gain on sale of assets	3,363	—	3,363	26,684
Non-cash provision for leased items no longer in use	181	—	42	(12,589)
Income tax expense	(283)	(320)	(914)	(878)
Net income (loss) attributable to Genesis Energy, L.P.	$(323)	$6,312	$18,708	$67,135

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$750	$1,233	$2,153
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	3,021	3,170	9,260	9,236
Revenues from product sales to ANSAC	90,433	31,774	275,167	31,774
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services from Poseidon Oil Pipeline Company, LLC (2)	247	254	746	744
Charges for services from ANSAC	1,393	454	4,427	454

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold during the three months ended September 30, 2018.

(2)	We own 64% interest in Poseidon Oil Pipeline Company, LLC.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Poseidon
At September 30, 2018 and December 31, 2017 Poseidon Oil Pipeline Company, LLC owed us $2.0 million and $2.2 million, respectively, for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2018 reflect $2.2 million and $6.5 million, respectively of fees we earned through the provision of services under that agreement.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (ANSAC), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Net sales to ANSAC were $90.4 million and $275.2 million, respectively during the three and nine months ended September 30, 2018. The costs charged to us by ANSAC, included in operating costs, were $1.4 million and $4.4 million, respectively during the three and nine months ended September 30, 2018.
Receivables from and payables to ANSAC as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
Receivables:
ANSAC	$63,431	$74,490
Payables:
ANSAC	$1,366	$1,223

ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. Because we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2018	2017
(Increase) decrease in:
Accounts receivable	$87,318	$(79,938)
Inventories	9,159	31,973
Deferred charges	(4,899)	(293)
Other current assets	(1,798)	(2,769)
(Decrease) increase in:
Accounts payable	(68,974)	32,896
Accrued liabilities	6,524	(8,131)
Net changes in components of operating assets and liabilities	$27,330	$(26,262)
Payments of interest and commitment fees were $158.2 million and $126.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. We capitalized interest of $2.7 million and $13.8 million during the nine months ended September 30, 2018 and September 30, 2017.
At September 30, 2018 and September 30, 2017, we had incurred liabilities for fixed and intangible asset additions totaling $16.6 million and $25.7 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
On August 7, 2018, we granted a third party a time-limited option to acquire certain of our non-core assets in the Powder River Basin in exchange for an option payment of $30 million. We have reflected our proceeds from this option payment in the net cash flows from investing activities section of the Unaudited Condensed Consolidated Statements of Cash Flows. Additionally, we reclassified the property, plant, and equipment related to these assets, in the amount of $255.5 million, as current assets held for sale on our Unaudited Consolidated Balance Sheet as of September 30, 2018.

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
At September 30, 2018, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	50	—
Weighted average contract price per bbl	$69.14	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	315	221
Weighted average contract price per bbl	$68.70	$68.15
Natural gas swaps:
Contract volumes (10,000 MMBTU)	502	—
Weighted average price differential per MMBTU	$0.65	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	54	507
Weighted average contract price per MMBTU	$3.01	$2.82
Diesel futures:
Contract volumes (1,000 bbls)	15	5
Weighted average contract price per bbl	$2.29	$2.23
NYM RBOB Gas futures:
Contract volumes (42,000 gallons)	22	12
Weighted average contract price per gallon	$2.03	$2.00
Fuel oil futures:
Contract volumes (1,000 bbls)	255	—
Weighted average contract price per bbl	$65.90	$—
Crude oil options:
Contract volumes (1,000 bbls)	50	10
Weighted average premium received	$1.34	$0.31
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2018 and December 31, 2017:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2018	December 31, 2017
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,481	$505
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,481)	(505)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	170	—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$28	$54
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(28)	(54)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(48,572)	(45,209)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(28)	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,879)	$(1,203)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2,660	1,203
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(219)	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(230)	$(863)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	—	338
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(230)	$(525)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2018, we had a net broker receivable of approximately $1.2 million (consisting of initial margin of $2.0 million decreased by $0.8 million of variation margin).  As of December 31, 2017, we had a net broker receivable of approximately $1.0 million (consisting of initial margin of $1.3 million decreased by $0.3 million of variation margin).  At September 30, 2018 and December 31, 2017, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Unaudited Condensed Consolidated Statement of Operations. At September 30, 2018, the fair value of this embedded derivative was a liability of $48.6 million. See Note 10 for additional information regarding our preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$759	$(3,399)	$(2,028)	$8,433
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(1,157)	(1,329)	(6,833)	650
Total commodity derivatives		$(398)	$(4,728)	$(8,861)	$9,083

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$229	$—	$44	$—

Preferred Distribution Rate Reset Election	Other income (expense)	$1,826	$(2,276)	$(268)	$(2,276)
16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Fair Value at			Fair Value at
	September 30, 2018			December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,509	$170	$—	$559	$—	$—
Liabilities	$(3,109)	$(28)	$—	$(2,066)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(48,572)	$—	$—	$(45,209)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Nine months ended September 30,
2018
Balance as of December 31, 2017	$(45,209)
Change in fair value included in earnings	(268)
Allocation of Distributions Paid-in-kind	(3,095)
Balance as of September 30, 2018	$(48,572)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2018.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2018 our senior unsecured notes had a carrying value and fair value of $2.5 billion compared to $2.6 billion and $2.7 billion, respectively, at December 31, 2017. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
In the second quarter of 2017, we recorded a non-cash provision of $12.6 million (included within onshore facilities and transportation operating costs in our Unaudited Condensed Consolidated Statements of Operations during that period) relating to certain leased railcars no longer in use. As of September 30, 2018, our remaining provision is $7.5 million, of which $3.4 million is recorded as current and included in accrued liabilities in our Unaudited Condensed Consolidated Balance Sheet, with the remainder included in other long-term liabilities.
18. Subsequent Events
On August 7, 2018, we granted a third party a time-limited option to acquire certain of our Powder River Basin midstream assets in exchange for an option payment of $30 million. We classified the property, plant, and equipment related to these assets, in the amount of $255.5 million, as current assets held for sale on our Unaudited Consolidated Balance Sheet as of September 30, 2018. Additionally, we had $1.1 million included in accounts receivable and $2.7 million included in current liabilities in the Unaudited Consolidated Balance Sheet as of September 30, 2018 related to these assets.
On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets and received total net proceeds of approximately $300 million inclusive of the $30 million option payment.

19. Condensed Consolidating Financial Information
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$9,114	$2,758	$—	$11,878
Other current assets	75	—	737,367	12,152	(48)	749,546
Total current assets	81	—	746,481	14,910	(48)	761,424
Fixed assets, at cost	—	—	5,328,399	77,585	—	5,405,984
Less: Accumulated depreciation	—	—	(854,241)	(28,592)	—	(882,833)
Net fixed assets	—	—	4,474,158	48,993	—	4,523,151
Mineral Leaseholds	—	—	561,593	—	—	561,593
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	11,574	—	440,330	119,979	(164,397)	407,486
Advances to affiliates	3,626,049	—	—	97,840	(3,723,889)	—
Equity investees	—	—	356,468	—	—	356,468
Investments in subsidiaries	2,691,191	—	80,157	—	(2,771,348)	—
Total assets	$6,328,895	$—	$6,984,233	$281,722	$(6,659,682)	$6,935,168
LIABILITIES AND CAPITAL
Current liabilities	$55,001	$—	$369,890	$5,352	$(237)	$430,006
Senior secured credit facility	1,220,700	—	—	—	—	1,220,700
Senior unsecured notes	2,460,486	—	—	—	—	2,460,486
Deferred tax liabilities	—	—	12,293	—	—	12,293
Advances from affiliates	—	—	3,723,793	—	(3,723,793)	—
Other liabilities	48,572	—	193,480	198,025	(164,254)	275,823
Total liabilities	3,784,759	—	4,299,456	203,377	(3,888,284)	4,399,308
Mezzanine Capital:
Class A Convertible Preferred Units	744,727	—	—	—	—	744,727
Partners’ capital, common units	1,799,409	—	2,685,381	86,017	(2,771,398)	1,799,409
Accumulated other comprehensive loss(1)	—	—	(604)	—	—	(604)
Noncontrolling interests	—	—	—	(7,672)	—	(7,672)
Total liabilities, mezzanine capital and partners’ capital	$6,328,895	$—	$6,984,233	$281,722	$(6,659,682)	$6,935,168
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
(1)The entire balance and activity within Accumulated Other Comprehensive Income is related to our pension plan held within our Guarantor Subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$70,115	$—	$—	$70,115
Sodium minerals and sulfur services	—	—	290,837	2,922	(2,037)	291,722
Marine transportation	—	—	56,296	—	—	56,296
Onshore facilities and transportation	—	—	322,275	4,870	—	327,145
Total revenues	—	—	739,523	7,792	(2,037)	745,278
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	294,969	287	—	295,256
Marine transportation costs	—	—	44,195	—	—	44,195
Sodium minerals and sulfur services operating costs	—	—	228,721	2,520	(2,037)	229,204
Offshore pipeline transportation operating costs	—	—	17,217	536	—	17,753
General and administrative	—	—	24,209	—	—	24,209
Depreciation, depletion and amortization	—	—	85,229	6,647	—	91,876
Gain on sale of assets	—	—	(3,363)	—	—	(3,363)
Total costs and expenses	—	—	691,177	9,990	(2,037)	699,130
OPERATING INCOME	—	—	48,346	(2,198)	—	46,148
Equity in earnings of subsidiaries	57,078	—	(4,047)	—	(53,031)	—
Equity in earnings of equity investees	—	—	9,492	—	—	9,492
Interest (expense) income, net	(59,229)	—	3,683	(3,273)	—	(58,819)
Other income	1,828	—	—	—	—	1,828
Income before income taxes	(323)	—	57,474	(5,471)	(53,031)	(1,351)
Income tax benefit (expense)	—	—	(383)	100	—	(283)
NET INCOME (LOSS)	(323)	—	57,091	(5,371)	(53,031)	(1,634)
Net loss attributable to noncontrolling interest	—	—	—	1,311	—	1,311
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(323)	$—	$57,091	$(4,060)	$(53,031)	$(323)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	$(17,635)	$—	$—	$—	$—	$(17,635)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(17,958)	$—	$57,091	$(4,060)	$(53,031)	$(17,958)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$80,671		$—	$80,671
Sodium minerals and sulfur services	—	—	109,292	2,069	(1,596)	109,765
Marine transportation	—	—	48,534	—	—	48,534
Onshore facilities and transportation	—	—	242,547	4,597	—	247,144
Total revenues	—	—	481,044	6,666	(1,596)	486,114
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	225,716	313	—	226,029
Marine transportation costs	—	—	35,789	—	—	35,789
Sodium minerals and sulfur services operating costs	—	—	78,869	2,092	(1,596)	79,365
Offshore pipeline transportation operating costs	—	—	17,928	762	—	18,690
General and administrative	—	—	19,409	—	—	19,409
Depreciation, depletion and amortization	—	—	63,107	625	—	63,732
Gain on sale of assets	—	—	—	—	—	—
Total costs and expenses	—	—	440,818	3,792	(1,596)	443,014
OPERATING INCOME	—	—	40,226	2,874	—	43,100
Equity in earnings of subsidiaries	55,971	—	(388)	—	(55,583)	—
Equity in earnings of equity investees	—	—	13,044	—	—	13,044
Interest (expense) income, net	(47,383)	—	3,450	(3,455)	—	(47,388)
Other expense	(2,276)	—	—	—	—	(2,276)
Income before income taxes	6,312	—	56,332	(581)	(55,583)	6,480
Income tax benefit (expense)	—	—	(322)	2	—	(320)
NET INCOME (LOSS)	6,312	—	56,010	(579)	(55,583)	6,160
Net loss attributable to noncontrolling interest	—	—	—	152	—	152
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$6,312	$—	$56,010	$(427)	$(55,583)	$6,312
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(5,469)	—	—	—	—	(5,469)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$843	$—	$56,010	$(427)	$(55,583)	$843

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$213,344	$—	$—	$213,344
Sodium minerals and sulfur services	—	—	873,863	9,056	(6,406)	876,513
Marine transportation	—	—	161,410	—	—	161,410
Onshore facilities and transportation	—	—	957,618	14,589	—	972,207
Total revenues	—	—	2,206,235	23,645	(6,406)	2,223,474
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	900,638	836	—	901,474
Marine transportation costs	—	—	126,259	—	—	126,259
Sodium minerals and sulfur services operating costs	—	—	683,989	7,636	(6,406)	685,219
Offshore pipeline transportation operating costs	—	—	51,688	1,845	—	53,533
General and administrative	—	—	49,412	—	—	49,412
Depreciation, depletion and amortization	—	—	236,914	7,897	—	244,811
Gain on sale of assets	—	—	(3,363)	—	—	(3,363)
Total costs and expenses	—	—	2,045,537	18,214	(6,406)	2,057,345
OPERATING INCOME	—	—	160,698	5,431	—	166,129
Equity in earnings of subsidiaries	196,103	—	(2,518)	—	(193,585)	—
Equity in earnings of equity investees	—	—	28,388	—	—	28,388
Interest (expense) income, net	(173,791)	—	10,887	(9,960)	—	(172,864)
Other expense	(3,604)	—	—	—	—	(3,604)
Income before income taxes	18,708	—	197,455	(4,529)	(193,585)	18,049
Income tax benefit (expense)	—	—	(1,238)	324	—	(914)
NET INCOME (LOSS)	18,708	—	196,217	(4,205)	(193,585)	17,135
Net loss attributable to noncontrolling interest	—	—	—	1,573	—	1,573
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$18,708	$—	$196,217	$(2,632)	$(193,585)	$18,708
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(51,780)	—	—	—	—	$(51,780)
NET INCOME(LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(33,072)	$—	$196,217	$(2,632)	$(193,585)	$(33,072)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$243,437		$—	$243,437
Sodium minerals and sulfur services	—	—	197,321	5,968	(5,410)	197,879
Marine transportation	—	—	152,038	—	—	152,038
Onshore facilities and transportation	—	—	700,908	14,066	—	714,974
Total revenues	—	—	1,293,704	20,034	(5,410)	1,308,328
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	661,842	853	—	662,695
Marine transportation costs	—	—	111,980	—	—	111,980
Sodium minerals and sulfur services operating costs	—	—	132,608	6,137	(5,410)	133,335
Offshore pipeline transportation operating costs	—	—	52,396	2,286	—	54,682
General and administrative	—	—	38,723	—	—	38,723
Depreciation, depletion and amortization	—	—	174,578	1,875	—	176,453
Gain on sale of assets	—	—	(26,684)	—	—	(26,684)
Total costs and expenses	—	—	1,145,443	11,151	(5,410)	1,151,184
OPERATING INCOME	—	—	148,261	8,883	—	157,144
Equity in earnings of subsidiaries	191,471	—	(1,033)	—	(190,438)	—
Equity in earnings of equity investees	—	—	34,805	—	—	34,805
Interest (expense) income, net	(122,060)	—	10,436	(10,493)	—	(122,117)
Other expense	(2,276)	—	—	—	—	(2,276)
Income before income taxes	67,135	—	192,469	(1,610)	(190,438)	67,556
Income tax (expense) benefit	—	—	(880)	2	—	(878)
NET INCOME (LOSS)	67,135	—	191,589	(1,608)	(190,438)	66,678
Net loss attributable to noncontrolling interest	—	—	—	457	—	457
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$67,135	$—	$191,589	$(1,151)	$(190,438)	$67,135
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(5,469)	—	—	—	—	(5,469)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$61,666	$—	$191,589	$(1,151)	$(190,438)	$61,666

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$32,474	$—	$448,273	$2,587	$(175,770)	$307,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(152,868)	—	—	(152,868)
Cash distributions received from equity investees - return of investment	—	—	26,042	—	—	26,042
Investments in equity investees	—	—	(2,960)	—	—	(2,960)
Intercompany transfers	182,662	—	—	—	(182,662)	—
Repayments on loan to non-guarantor subsidiary	—	—	5,541	—	(5,541)	—
Proceeds from asset sales	—	—	36,859	—	—	36,859
Net cash used in investing activities	182,662	—	(87,386)	—	(188,203)	(92,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	759,800	—	—	—	—	759,800
Repayments on senior secured credit facility	(638,300)	—	—	—	—	(638,300)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(242)	—	—	—	—	(242)
Intercompany transfers	—	—	(170,245)	(12,417)	182,662	—
Distributions to common unitholders	(191,224)	—	(191,224)	—	191,224	(191,224)
Contributions from noncontrolling interest	—	—	—	1,980	—	1,980
Other, net	—	—	1,356	9,913	(9,913)	1,356
Net cash used in financing activities	(215,136)	—	(360,113)	(524)	363,973	(211,800)
Net increase in cash and cash equivalents	—	—	774	2,063	—	2,837
Cash and cash equivalents at beginning of period	6	—	8,340	695	—	9,041
Cash and cash equivalents at end of period	$6	$—	$9,114	$2,758	$—	$11,878

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by (used in) operating activities	$142,721	$—	$322,309	$(8,346)	$(250,294)	$206,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(182,653)	—	—	(182,653)
Cash distributions received from equity investees - return of investment	—	—	25,917	—	—	25,917
Investments in equity investees	(140,513)	—	—	—	140,513	—
Acquisitions	—	—	(1,325,759)	—	—	(1,325,759)
Intercompany transfers	(1,238,585)	—	—	—	1,238,585	—
Repayments on loan to non-guarantor subsidiary	—	—	(159)	—	159	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from asset sales	—	—	39,204	—	—	39,204
Net cash used in investing activities	(1,379,098)	—	(1,443,326)	—	1,379,257	(1,443,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,247,700	—	—	—	—	1,247,700
Repayments on senior secured credit facility	(1,153,400)	—	—	—	—	(1,153,400)
Proceeds from issuance of senior unsecured notes	550,000	—	—	—	—	550,000
Proceeds from issuance of Class A convertible preferred units, net	729,958	—	—	—	—	729,958
Debt issuance costs	(17,808)	—	—	—	—	(17,808)
Intercompany transfers	—	—	1,242,475	(3,890)	(1,238,585)	—
Issuance of common units for cash, net	140,513	—	140,513	—	(140,513)	140,513
Distributions to common unitholders	(260,586)	—	(260,586)	—	260,586	(260,586)
Contributions from noncontrolling interest	—	—	—	1,850	—	1,850
Other, net	—	—	1,215	10,451	(10,451)	1,215
Net cash provided by financing activities	1,236,377	—	1,123,617	8,411	(1,128,963)	1,239,442
Net increase in cash and cash equivalents	—	—	2,600	65	—	2,665
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$8,960	$728	$—	$9,694

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

On August 7, 2018, we granted a third party a time-limited option to acquire our Powder River Basin midstream assets in exchange for an option payment of $30 million. On October 11, 2018, we completed the sale and received total net proceeds of approximately $300 million, inclusive of the $30 million option payment.

We reported net loss attributable to Genesis Energy, L.P. of $0.3 million during the three months ended September 30, 2018 (“2018 Quarter”) compared to net income attributable to Genesis Energy, L.P. of $6.3 million during the three months ended September 30, 2017 (“2017 Quarter”). The 2018 Quarter included three months of contribution related to our Alkali Business that we acquired on September 1, 2017, which contributed to our overall $36.7 million increase to segment margin during the 2018 Quarter relative to the 2017 Quarter. Additionally, we had a gain on sale of assets of $3.4 million and an increase in other income (expense) of approximately $4.1 million primarily due to the valuation of the embedded derivative associated with our convertible preferred units. Net income was negatively impacted in the 2018 Quarter by an increase in interest and depreciation expense, primarily driven by our acquisition of our Alkali Business, an increase in general and administrative costs during the 2018 Quarter relative to the 2017 Quarter by approximately $4.8 million, and a decrease in equity in earnings of equity investees of approximately $3.6 million.
Cash flow from operating activities was $156.7 million for the 2018 Quarter compared to $30.1 million for the 2017 Quarter. The increase in cash flows from operating activities for the 2018 Quarter was primarily driven by positive working capital effects during the period and an increase in our reported segment margin during the 2018 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") was $112.7 million for the 2018 Quarter, an increase of $21.6 million, or 23.8%, from the 2017 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $183.2 million for the 2018 Quarter, an increase of $36.7 million, or 25%, from the 2017 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".

Distribution
In October 2018, we declared our quarterly distribution to our common unitholders of $0.54 per unit related to the 2018 Quarter.

With respect to our preferred units, we have declared a PIK of the quarterly distribution, which will result in the issuance of an additional approximately 523,132 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the 2018 Quarter, or $2.9496 annualized. These distributions will be payable in November 2018 to unitholders holders of record at the close of business on October 31, 2018.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2018 Quarter increased $259.2 million, or 53%, from the 2017 Quarter. In addition, our total costs and expenses as presented on the Unaudited Statements of Operations (excluding the gain on sale of assets) increased $259.5 million, or 59%, between those two periods. These increases are primarily attributable to the effects of three months of contribution by our Alkali Business during the 2018 Quarter compared to one month of contribution during the 2017 Quarter, along with the increase in crude oil prices during the 2018 Quarter that proportionately impact our revenues and cost of sales. Excluding the effects of our Alkali Business, operating income for the 2018 Quarter would have increased by $1.1 million compared to the 2017 Quarter.
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
In addition to our Alkali Business, we continue to operate in our other legacy businesses including - (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
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

Prices of crude oil have increased since the 2017 Quarter. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased 44.3% to $69.55 per barrel in the 2018 Quarter, as compared to $48.21 per barrel in the 2017 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin in the three and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Offshore pipeline transportation	70,963	78,228	$215,738	$243,528
Sodium minerals and sulfur services	63,942	30,031	192,875	63,864
Onshore facilities and transportation	36,189	25,606	83,622	71,999
Marine transportation	12,113	12,649	35,066	39,768
Total Segment Margin	$183,207	$146,514	$527,301	$419,159
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
A reconciliation of total Segment Margin to net income for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Segment Margin	$183,207	$146,514	$527,301	$419,159
Corporate general and administrative expenses	(23,760)	(18,230)	(47,686)	(33,694)
Depreciation, depletion, amortization and accretion	(94,522)	(66,436)	(252,392)	(184,213)
Interest expense	(58,819)	(47,388)	(172,864)	(122,117)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,552)	(7,136)	(26,646)	(25,566)
Other non-cash items	(999)	(4,788)	(7,774)	(6,218)
Cash payments from direct financing leases in excess of earnings	(1,931)	(1,751)	(5,654)	(5,127)
Gain on sale of assets	3,363	—	3,363	26,684
Non-cash provision for leased items no longer in use	181	—	42	(12,589)
Differences in timing of cash receipts for certain contractual arrangements (2)	792	5,847	5,271	11,694
Loss on debt extinguishment	—	—	(3,339)	—
Income tax expense	(283)	(320)	(914)	(878)
Net income (loss) attributable to Genesis Energy, L.P.	$(323)	$6,312	$18,708	$67,135
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$60,888	$67,506	$181,968	$204,585
Offshore natural gas pipeline revenue, excluding non-cash revenues	10,721	13,164	35,405	38,852
Offshore pipeline operating costs, excluding non-cash expenses	(13,828)	(15,979)	(44,631)	(46,859)
Distributions from equity investments (1)	16,781	19,535	53,870	59,100
Other	(3,599)	(5,998)	(10,874)	(12,150)
Offshore pipeline transportation Segment Margin	$70,963	$78,228	$215,738	$243,528

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	225,186	203,697	202,159	220,374
Poseidon	224,053	257,093	229,382	258,031
Odyssey	129,777	135,787	109,897	122,433
GOPL (2)	13,217	8,317	10,707	8,166
Total crude oil offshore pipelines	592,233	604,894	552,145	609,004

Natural gas transportation volumes (MMBtus/d)	447,460	467,095	436,023	516,974

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	225,186	203,697	202,159	220,374
Poseidon	143,394	164,540	146,804	165,140
Odyssey	37,635	39,378	31,870	35,506
GOPL (3)	13,217	8,317	10,707	8,166
Total crude oil offshore pipelines	419,432	415,932	391,540	429,186

Natural gas transportation volumes (MMBtus/d)	171,080	189,778	166,252	237,328

(1)
Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2018 and 2017, respectively.

(2)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

(3)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Offshore pipeline transportation Segment Margin for the 2018 Quarter decreased $7.3 million, or 9%, from the 2017 Quarter, primarily due to lower volumes on the Poseidon pipeline and certain associated laterals. We have continued to experience an inordinate amount of scheduled and unscheduled downtime at several of the production facilities connected to our offshore infrastructure. Notwithstanding these short term negatives, we are currently seeing increasing demand for our assets from production that is currently dedicated to 3rd party pipelines but is unable to get to shore due to a lack of capacity on such pipelines. Given our excess capacity and connectivity on certain of our systems, we expect to benefit from this takeaway capacity constraint in future periods.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Offshore pipeline transportation Segment Margin for the first nine months of 2018 decreased $27.8 million, or 11%, from the first nine months of 2017, primarily due to lower volumes. We have continued to experience an inordinate amount of scheduled and unscheduled downtime at several of the production facilities connected to our offshore infrastructure. Additionally, during 2018, three particular major fields have underperformed our expectations. One field we believe is underperforming as a result of reservoir quality degradation and not due to mechanical factors. Offsetting this in future years are two subsea tie-backs to the same dedicated in-field production facility scheduled to come online; one in early 2019 and one later in 2019. The other two large underperforming fields we think are predominately timing related. To maximize reserve recoveries, the operator appears to be producing at a slower rate than communicated to us last year. Notwithstanding these short term negatives, we are currently seeing increasing demand for our assets from production that is currently dedicated to 3rd party pipelines but is unable to get to shore due to a lack of capacity on such pipelines. Given our excess capacity and connectivity on certain of our systems, we expect to benefit from this takeaway capacity constraint in future periods.
In addition, the minimum bill reservation fees we collect on one of our offshore oil pipelines had a prior year step down, and we collected approximately $4.4 million less in segment margin relative to the first nine months of 2017. Lastly, the first six months during 2017 included contributions of approximately $2.0 million from certain of our previously owned gas pipeline and platform assets that were sold during the second quarter of 2017.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Volumes sold:
NaHS volumes (Dry short tons "DST")	39,242	30,381	114,546	95,575
Soda Ash volumes (short tons sold)	886,253	336,000	2,739,253	336,000
NaOH (caustic soda) volumes (dry short tons sold)	29,357	21,746	87,190	55,962
Total	954,852	388,127	2,940,989	487,537

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$47,843	$33,702	$137,083	$105,209
NaOH (caustic soda) revenues	16,731	11,145	48,709	29,511
Revenues associated with Alkali Business	203,508	65,554	615,512	65,554
Other revenues	1,894	1,355	5,328	3,963
Total external segment revenues, excluding non-cash revenues	$269,976	$111,756	$806,632	$204,237

Segment Margin (in thousands)	$63,942	$30,031	$192,875	$63,864

Average index price for NaOH per DST(1)	$782	$647	$775	$613
(1) Source: IHS Chemical.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Sodium minerals and sulfur services Segment Margin for the 2018 Quarter increased $33.9 million, or 113%. This increase is primarily due to the inclusion of contributions from our Alkali Business for a full quarter during 2018 relative to one month's contribution during the 2017 Quarter. The contributions thus far from our Alkali Business have exceeded our expectations and we expect continued strong performance throughout 2018 and into 2019. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Additionally, our refinery services business continues to perform well with increased NaHS volumes of 29% during the 2018 Quarter as they benefited from increased demand from certain of our international mining customers, primarily located in South America, and our domestic mining and pulp and paper customers.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Sodium minerals and sulfur services Segment Margin for the first nine months of 2018 increased $129.0 million, or 202%. This increase is principally due to the inclusion of contributions from our Alkali Business for nine months during 2018 compared to one month during 2017. The contributions from our Alkali Business have exceeded our expectations and we expect continued strong performance throughout 2018 and into 2019. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our legacy refinery services business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Additionally, our refinery services business continues to perform well with increased NaHS volumes of 20% during 2018 as they benefited from increased demand from certain of our international mining customers, primarily located in South America, and our domestic mining and pulp and paper customers.

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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$305,296	$229,002	$912,481	$663,988
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	20,624	17,261	55,678	48,606
Payments received under direct financing leases not included in income	1,931	1,751	5,654	5,127
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(273,286)	(202,157)	(833,198)	(583,123)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(22,068)	(21,199)	(66,743)	(64,799)
Other	3,692	948	9,750	2,200
Segment Margin	$36,189	$25,606	$83,622	$71,999

Volumetric Data (average barrels per day):
Onshore crude oil pipelines:
Texas	33,948	45,329	28,055	28,418
Jay	13,548	13,716	14,475	14,480
Mississippi	5,603	8,104	6,520	8,478
Louisiana (1)	150,322	130,862	139,234	115,436
Wyoming	38,391	22,204	33,957	19,816
Onshore crude oil pipelines total	241,812	220,215	222,241	186,628

CO2 pipeline (average Mcf/day):
Free State	104,628	68,363	101,764	73,042

Crude oil and petroleum products sales (average barrels per day):
Total crude oil and petroleum products sales	44,288	52,082	48,618	49,255
Rail load/unload volumes (2)	83,557	42,221	63,194	55,010
(1) Total daily volume for the three and nine months ended September 30, 2018 includes 60,896 and 57,022 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and nine months ended September 30, 2017 includes 66,048 and 54,974 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(2) Indicates total barrels for either loading or unloading at all rail facilities.
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Onshore facilities and transportation Segment Margin for the 2018 Quarter increased $10.6 million, or 41%. This increase in the 2018 Quarter is primarily driven by increased volumes flowing through our infrastructure in the Baton Rouge corridor in Louisiana. These increased volumes are the realization of the anticipated growth within our existing commercial arrangements. Fortunately, while volumes were down on our Texas system in the 2018 Quarter relative to the 2017 Quarter due to integrity work being completed on a downstream pipeline, we were able to recognize three months of minimum volume commitments in segment margin during the 2018 Quarter. We believe the market fundamentals are intact to see increasing volumes and margin contributions both in Louisiana as well as in Texas over the next several quarters to levels sustainable for certainly the next several years.
Even after reflecting the sale of our Powder River Basin midstream assets, we would expect margin contribution from our onshore facilities and transportation segment to increase sequentially in the fourth quarter. This comes from actually moving increased volumes of crude oil rather than marketing or merchant fees which (for context) contributed less than $1 million for the third quarter.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Segment Margin for our onshore facilities and transportation segment increased by $11.6 million, or 16%, between the first nine months of 2018 and the first nine months of 2017. The first nine months of 2018 include the effects of the third quarter increase in volumes flowing through our infrastructure in the Baton Rouge corridor in Louisiana that we completed in the fourth quarter of 2016. Fortunately, while volumes were relatively constant period over period on our re-purposed Texas system (which became operational during the second quarter of 2017), we were able to recognize nine months of minimum volume commitments in segment margin during the 2018 period compared to 5 months during the 2017 period. We believe the market fundamentals are intact to see increasing volumes and margin contributions both in Louisiana as well as in Texas over the next several quarters to levels sustainable for certainly the next several years.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues (in thousands):
Inland freight revenues	$24,353	$19,666	$68,470	$61,725
Offshore freight revenues	17,989	17,468	52,049	54,912
Other rebill revenues (1)	13,954	11,400	40,891	35,401
Total segment revenues	$56,296	$48,534	$161,410	$152,038

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$44,183	$35,885	$126,344	$112,270

Segment Margin (in thousands)	$12,113	$12,649	$35,066	$39,768

Fleet Utilization: (2)
Inland Barge Utilization	98.6%	90.8%	94.7%	90.5%
Offshore Barge Utilization	90.9%	99.3%	92.5%	98.4%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Marine transportation Segment Margin for the 2018 Quarter decreased $0.5 million, or 4%, from the 2017 Quarter. This decrease in Segment Margin is primarily attributable to our offshore barge fleet entering into short-term spot price contracts, which can lead to a less favorable rebill structure and higher operating costs, as our last legacy long term contract rolled off during the first quarter of 2018. Additionally, we had an increase in operating costs during the 2018 Quarter relative to the 2017 Quarter due to an increase in dry-docking costs. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. These decreases were partially offset by increased segment margin in the 2018 Quarter related to the M/T American Phoenix. During the 2017 Quarter, the M/T American Phoenix underwent its planned regulatory dry-docking inspections for approximately one month which negatively impacted segment margin. The 2018 Quarter also had higher utilization on our inland barge operation during the 2018 Quarter. We are reasonably hopeful that we've reached a bottom for the quarterly segment margin from our entire fleet of assets, but we have no expectation of the fundamentals for marine transportation showing any significant improvement through at least the next several years.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Marine transportation Segment Margin for the first nine months of 2018 decreased $4.7 million, or 12%, from the first nine months of 2017. The decrease in Segment Margin is primarily attributable to our offshore barge fleet entering into short-term spot price contracts, which can lead to a less favorable rebill structure and higher operating costs, as our last legacy term contract rolled off during the first quarter of 2018. Additionally, we had an increase in operating costs during the first nine months of 2018 relative to the first nine months of 2017 due to the increase in our dry-docking costs. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. While we are reasonably hopeful that we've reached a bottom for the quarterly segment margin from our entire fleet of assets, we have no expectation of the fundamentals for marine transportation showing any significant improvement through at least the next several years. This excludes the M/T American Phoenix which is under long term contract through September 2020. These decreases were partially offset by increased segment margin in the 2018 period related to the M/T American Phoenix. During 2017, the M/T American Phoenix underwent its planned regulatory dry-docking inspections for approximately one month which negatively impacted segment margin. Additionally, the 2018 period also had higher utilization on our inland barge operation.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$20,624	$7,456	$37,910	$24,735
Segment	482	3,233	2,198	4,809
Long-term incentive compensation expense	1,553	(1,875)	3,171	(2,330)
Third party costs related to business development activities and growth projects	1,550	10,595	6,133	11,509
Total general and administrative expenses	$24,209	$19,409	$49,412	$38,723
Total general and administrative expenses increased $4.8 million and $10.7 million between the three and nine month periods. This increase is primarily attributable to certain dispute costs and the effects of changes in assumptions used to value our long term incentive compensation awards during 2018. These increases were offset by lower third party transaction costs associated with our acquisition and integration of our Alkali Business during 2018 relative to 2017.

Depreciation, depletion, and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Depreciation and depletion expense	$86,004	$57,498	$227,459	$157,819
Amortization of intangible assets	5,475	5,879	16,369	17,623
Amortization of CO2 volumetric production payments	397	355	983	1,011
Total depreciation, depletion and amortization expense	$91,876	$63,732	$244,811	$176,453
Total depreciation, depletion, and amortization expense increased $28.1 million and $68.4 million between the three and nine month periods primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business on September 1, 2017.
Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$17,259	$13,150	$47,700	$37,307
Interest expense, senior unsecured notes	39,547	33,276	119,628	90,495
Amortization of debt issuance costs and discount	2,669	2,894	8,238	8,154
Capitalized interest	(656)	(1,932)	(2,702)	(13,839)
Net interest expense	$58,819	$47,388	$172,864	$122,117
Net interest expense increased $11.4 million and $50.7 million between the three and nine month periods primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, including the financing of the acquisition of our Alkali Business in 2017, along with an increase in libor rates relative to the prior period which is a major component in the interest expense derived on our senior secured credit facility. In addition, capitalized interest decreased as a result of certain of our large organic growth projects being completed and placed into service prior to September 30, 2018.
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

Liquidity and Capital Resources
General
As of September 30, 2018, we had $478.1 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.

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
At September 30, 2018, our long-term debt totaled approximately $3.7 billion, consisting of $1.2 billion outstanding under our credit facility (including $30 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, $750 million carrying amount due August 1, 2022, $550 million carrying amount due October 2025, and $450 million carrying amount due May 2026.
Subsequent Events
On October 11, 2018, we completed the sale of our Powder River Basin midstream assets, for which we received total net proceeds of approximately $300 million. We applied those net proceeds to reduce the balance outstanding under our revolving credit facility.

Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of September 30, 2018, we had issued no units under this program.

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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2018 and September 30, 2017.
Net cash flows provided by our operating activities for the nine months ended September 30, 2018 were $307.6 million compared to $206.4 million for the nine months ended September 30, 2017. This increase in operating cash flow is primarily due to a decrease in working capital effects and an increase in overall segment margin between the nine month periods.
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

Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2018 and September 30, 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,188	$4,093
Sodium minerals and sulfur services assets	36,109	1,616
Marine transportation assets	13,107	17,439
Onshore facilities and transportation assets	2,562	3,213
Information technology systems	64	53
Total maintenance capital expenditures	54,030	26,414
Growth capital expenditures:
Offshore pipeline transportation assets	477	4,405
Sodium minerals and sulfur services assets	12,968	5,276
Marine transportation assets	12,508	27,057
Onshore facilities and transportation assets	47,196	112,450
Information technology systems	2,747	114
Total growth capital expenditures	75,896	149,302
Total capital expenditures for fixed and intangible assets	129,926	175,716
Capital expenditures for acquisitions, inclusive of working capital acquired:
Acquisition of Alkali business	—	1,325,000
Total business combinations capital expenditures	—	1,325,000
Capital expenditures related to equity investees	2,802	—
Total capital expenditures	$132,728	$1,500,716
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
We do not anticipate spending material growth capital expenditures on any individual projects during the remainder of 2018.
Maintenance Capital Expenditures
Our increase in maintenance capital expenditures for the 2018 Quarter as compared to the 2017 Quarter principally relates to our Alkali Business. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On November 14, 2018, we will pay a distribution of $0.54 per common unit totaling $66 million with respect to the 2018 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our preferred units, we have declared a PIK of the quarterly distribution, which will result in the issuance of an additional approximately 523,132 preferred units. This PIK amount equates to a distribution of $0.7374 per preferred unit for the 2018 Quarter, or $2.9496 annualized. These distributions will be payable on November 14, 2018 to unitholders holders of record at the close of business on October 31, 2018.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(323)	$6,312
Income Tax Expense	283	320
Depreciation, depletion, amortization and accretion	94,522	66,436
Plus (minus) Select Items, net	23,634	19,654
Maintenance capital utilized (1)	(5,200)	(3,375)
Cash tax expense	(234)	(170)
Other	1	1,860
Available Cash before Reserves	112,683	91,037

(1)
For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2018 Quarter and 2017 Quarter were $21.9 million and $10.9 million, respectively. This increase principally is a result of expenditures associated with our Alkali Business.

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

		Three Months Ended September 30,
		2018	2017
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	(792)	(5,847)
	Adjustment regarding direct financing leases[2]	1,931	1,751
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	(1,989)	2,168
	Adjustment regarding equity investees[3]	7,552	7,136
	Other	2,948	3,046
	Sub-total Select Items, net[4]	9,650	8,254
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	1,550	10,595
	Equity compensation adjustments	39	(501)
	Other[6]	12,395	1,306
	Total Select Items, net[7]	23,634	19,654

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
(4) Represents all Select Items applicable to Segment Margin and Available Cash before Reserves
(5) Represents transaction costs relating to certain merger, acquisition, transition, and financing transactions incurred in advance of acquisition.
(6) Includes general and administrative costs associated with certain dispute costs.
(7) Represents Select Items applicable to Available Cash before Reserves.

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
There were no changes during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Fourteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

*	4.3
Twelfth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022, 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

	10.1
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 28, 2018, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018, File No. 333-177012).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 1, 2018	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)