Form 10-K
period 2018-12-31
GENESIS ENERGY LP
filed 2019-02-28
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.005 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2018(the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $2.3 billion based on $21.91 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 28, 2019, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2018 FORM 10-K ANNUAL REPORT

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

•	our ability to successfully execute our business and financial strategies;

•	throughput levels and rates;

•	changes in, or challenges to, our tariff rates;

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

•	the effects of production declines resulting from a suspension of drilling in the Gulf of Mexico;

•
planned capital expenditures and availability of capital resources to fund capital expenditures, and our ability to access the credit and capital markets to obtain financing on terms we deem acceptable;

•
our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of our credit agreement and the indentures governing our notes, which contain various affirmative and negative covenants;

•	loss of key personnel;

•
cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level, pay our quarterly dividend on our preferred units, or to increase quarterly cash distributions in the future;

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing - for a large area of the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. Our sulfur removal business results in us being the largest producer, we believe, in the world of sodium hydrosulfide (or NaHS, pronounced “nash”).
Historically, a substantial majority of our focus has been on the midstream segment of the crude oil and natural gas industry in the Gulf of Mexico and the Gulf Coast region of the United States. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for almost 70 years and has an estimated remaining reserve life of over 100 years.
Within our legacy midstream business, we have two distinct, complementary types of operations- (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2018.
Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:

•	one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 16% of the oil produced in the U.S. in 2018,

•	the largest producer and marketer (based on tons produced), we believe, of NaHS in North and South America,

•	one of the leading producers (based on tons produced) of natural soda ash in the world, and

•
one of the largest providers of crude oil and petroleum transportation, storage, and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets, which were historically reported in our onshore facilities and transportation segment. We received net proceeds of approximately $300 million for the sale.
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

Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, Mississippi and Alabama. This segment provides services to one of the most active drilling and development regions in the U.S.—the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2018. Even though those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil companies and large independent crude oil producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,422 miles of crude oil pipelines with an aggregate design capacity of approximately 1,800 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO"), which is a deepwater pipeline servicing the Lucius field in the southern Keathley Canyon area of the Gulf of Mexico.
Our interests in offshore natural gas pipeline systems and related infrastructure includes approximately 970 miles of pipe with an aggregate design capacity of approximately 3,313 MMcf per day. We also own an interest in four offshore hub platforms with aggregate processing capacity of approximately 711 MMcf per day of natural gas and 159 MBbls per day of crude oil.
Our offshore pipelines generate cash flows from fees charged to customers or substantially similar arrangements that otherwise limit our direct exposure to changes in commodity prices. Each of our offshore pipelines currently has significant available capacity (with minimal to no additional capital investment required from us) to accommodate future growth in the fields from which the production is dedicated to that pipeline, including fields that have yet to commence production activities, as well as volumes from non-dedicated fields.
Sodium Minerals and Sulfur Services Segment
Our Alkali business owns the largest leasehold position of accessible trona ore reserves in the Green River, Wyoming trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves. Our Alkali Business holds leases covering approximately 88,000 acres of land, containing an estimated 903 million metric tonnes of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years, soda ash production facilities, underground trona ore mines and solution mining operations and related equipment, logistics and other assets.
Our Alkali Business has been mining trona and producing soda ash in the Green River, Wyoming trona patch for almost 70 years. All of our Alkali Business’ mining and processing activities are conducted at its “Westvaco” and “Granger” facilities in Wyoming. Utilizing our two facilities near Green River, WY, our Alkali Business involves the mining of trona ore, processing the trona ore into soda ash, also known as sodium carbonate (Na2Co3), and the marketing, selling and distribution of the soda ash and specialty products.
We sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells through the American Natural Soda Ash Corporation, or ANSAC, exclusively in all other markets. ANSAC is a nonprofit foreign sales association of which our Alkali Business and two other U.S. soda ash producers are members, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. ANSAC is our Alkali Business’ largest customer. See Note 15 for a further discussion of ANSAC.
Soda ash is utilized by our customers as a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. The global market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals, in California.

As part of our sulfur removal business, we primarily (i) provide services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners’ high sulfur (or “sour”) gas streams to remove the sulfur. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of four and a half years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals, railcars, and rail unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our recently completed infrastructure projects in areas such as Louisiana and Texas.
Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
We own four onshore crude oil pipeline systems, with approximately 450 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi and Texas. The Federal Energy Regulatory Commission, or FERC, regulates the rates charged by four of our onshore systems to their customers. The rates for the other onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers. Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
We own four operational crude oil rail unloading facilities located in Baton Rouge, Louisiana; Raceland, Louisiana; Walnut Hill, Florida; and Natchez, Mississippi which provide synergies to our existing asset footprint. We generally earn a fee for unloading railcars at these facilities. Three of these facilities, our Baton Rouge, Louisiana, Raceland, Louisiana, and Walnut Hill, Florida facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure. In addition to the above, we have access to a suite of approximately 200 trucks, 300 trailers, 404 railcars, and terminals and tankage with 4.6 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast.
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
Marine Transportation Segment
We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for over 80% of our marine transportation volumes for 2018.
We also own the M/T American Phoenix, an ocean going tanker with 330,000 barrels of cargo capacity. The M/T American Phoenix is currently transporting refined products.
We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products that we transport. Our marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, and spot contracts. For more information regarding our charter arrangements, please refer to the marine transportation segment discussion below. All of our vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act.

Our Objectives and Strategies
Our primary objective continues to be to generate and grow stable cash flows while never wavering from our commitment to safe and responsible operations. In 2017, we made the strategic decision to re-set our quarterly distribution and provided a plan for visible, achievable long term distribution growth and a clear path forward to deleveraging. We believe these steps, along with the (i) stable and repeatable cash flows from our Alkali Business, for 2017, 2018 and the foreseeable future, due to its long-lived trona reserves; (ii) the contribution achieved during 2018 from certain of our recent strategic investments, and (iii) proceeds received during 2018 from the sale of certain of our non-core assets located in the Powder River Basin provide a clear path forward to our goal of reducing our overall indebtedness and deleveraging, and further enhancing our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow stable cash flows.
On September 1, 2017, we acquired our Alkali Business, which is one of the world's leading producers of natural soda ash. Natural soda ash accounts for approximately 25% of the world’s production of soda ash. We believe the significant cost advantage in the production of natural soda ash over synthetically produced soda ash will remain for the foreseeable future, somewhat mitigating the effects of market specific factors in the soda ash market in which we operate.
 Within our legacy midstream business, we have two distinct, complementary types of operations: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based-refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. In 2018, refiners were the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The integrated and large independent energy companies that use our offshore oil pipelines produce oil that is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays.
We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our businesses;

•	Economically expanding our pipeline and terminal operations by utilizing capacity currently available on our existing assets that requires minimal to no additional investment;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.

Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited direct commodity price risks;

•	Maintain a sound, disciplined capital structure, including our previously announced guidance outlying our current and forward path to deleveraging; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on (i) providing offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies (ii) producing sodium minerals and sulfur removal and (iii) providing onshore-based refinery-centric crude oil and refined products transportation and handling services. We are not dependent upon any one customer or principal location for our revenues.

•
Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry . We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 16% of the oil produced in the U.S. in 2018. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We believe we are the largest producer and marketer (based on tons produced) of NaHS in North and South America. We are one of the largest providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

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

•
We are financially flexible and have significant liquidity. As of December 31, 2018, we had $728.7 million available under our $1.7 billion revolving credit agreement, including up to $182.2 million available under the $200 million petroleum products inventory loan sublimit and $98.8 million available for letters of credit. Our inventory borrowing base was $17.8 million at December 31, 2018.

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

•
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties, in one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2018.

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

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2017. Additional information regarding most of these items may be found elsewhere in this report.
Baton Rouge Area Infrastructure Expansion
We expanded our existing Baton Rouge area infrastructure to allow for greater capacity and flexibility in servicing our major refinery customer in the region. This expansion included the construction of an additional 500,000 barrels of crude oil tankage at our existing Baton Rouge Terminal. Additionally, this expansion includes the upgrading of pumping and other infrastructure capabilities in order to allow for the efficient handling of expected increases in crude oil volumes received at our Baton Rouge area facilities. These assets became operational in the first half of 2018.
Powder River Basin Midstream Assets Divestiture

On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets and received total net proceeds of approximately $300 million. The net proceeds were used to reduce the balance outstanding under our revolving credit facility.
Inland Marine Barge Delivery
In 2018, we accepted delivery of the final two new-build barges ordered during 2016. As of December 31, 2018, we have accepted delivery of all barges and boats on order.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.

The following chart depicts our organizational structure at December 31, 2018.

Unitholders
122,539,221 Class A Common Units
39,997 Class B Common Units
24,438,022 Class A Convertible Preferred Units
Non-economic
General Partner
Interest
Genesis Energy, L.P.
(and subsidiaries)
100%
Genesis Energy, LLC
(our general partner)
Segments
Offshore Pipeline Trans.
Sodium Minerals and
Sulfur Services
Onshore Facilities and
Transportation
Marine Transportation

Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. These segments are strategic business units that provide a variety of energy-related services. Financial information with respect to each of our segments can be found in Note 14 to our Consolidated Financial Statements in Item 8.
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
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2018.

The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	202,121	202,121
Poseidon	Genesis	358	350,000	64%	234,960	150,374
Odyssey	Shell Pipeline	120	200,000	29%	115,239	33,419
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	10,147	10,147
Total		1,042	1,089,000		562,467	396,061

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

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

None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
Independence Trail	Genesis	135	1,000	100%
High Island Offshore System	Genesis	287	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	27	113	Various (2)
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		970	3,313

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest, which is 13.58%, in approximately 20 miles of the Green Canyon Lateral pipelines. The remainder of the laterals are wholly owned.

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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Anadarko	4,300	300	120,000	100%
Garden Banks 72 (2)	Genesis	518	216	36,000	54%
East Cameron 373	Genesis	441	195	3,000	100%
Total			711	159,000

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest in the Garden Banks 72 platform.

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

Alkali Business
Our Alkali Business is one of the leading producers of natural soda ash worldwide. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced from trona, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali segment includes the following:

•	Dry mining of trona ore underground at our Westvaco facility;

•	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

•	Processing of raw trona ore into soda ash and specialty sodium alkali products; and

•	Marketing, sale and distribution of alkali products.

Our Alkali segment currently produces approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin of Wyoming, United States.

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
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of nearly 3,500 covered hopper cars which we use to deliver over 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
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
Sulfur Removal Business
Our sodium minerals and sulfur services segment, through our legacy sulfur removal business, primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten sulfur removal services contracts have an average remaining life of four and a half years. This includes the extended term of our renegotiated sulfur removal services contract with Phillips 66 at our Westlake, Louisiana facility, which now extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
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
ANSAC is our Alkali Business's largest customer, with total sales representing 32% of total sales in the segment. Apart from ANSAC, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers, the loss of one of which would not have a material adverse effect on us.
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
Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals, railcars and barges. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our recently completed growth initiatives in areas such as Louisiana and Texas. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. We attempt to limit our direct commodity price risk in our onshore facilities and transportation segment by utilizing back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis and hedging unsold volumes (primarily with NYMEX derivatives to offset the remaining price risk); however, we cannot completely eliminate commodity price risks. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 45,000 barrels per day of crude oil, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and incurring transportation related costs.
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

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil Intermediates Refined Products
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2018 Throughput (Bbls/day)	33,303	14,036	6,359	159,754
System Miles	47	135	220	51
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	330,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC

•
Texas System. Our Texas System transports crude oil from Hastings Junction (south of Houston) to several delivery points near Houston, Texas (including our Webster, Texas facility). This system also takes delivery of crude oil volumes at Texas City (which includes the capability of receiving various Gulf of Mexico pipeline volumes) for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.

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

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our Louisiana system also connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was also built to service Exxon's Baton Rouge refinery), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude pipeline and a dedicated intermediates pipeline.

This pipeline system serves as a key asset in our increasingly integrated Baton Rouge area midstream infrastructure, which also includes terminal and rail facilities as discussed previously.

Other Onshore Facilities and Transportation Operations
We own four operational crude oil rail unloading facilities located in Baton Rouge, Louisiana; Raceland, Louisiana; Walnut Hill, Florida; and Natchez, Mississippi which provide synergies to our existing asset footprint. We generally earn a fee for loading or unloading railcars at these facilities. Three of these facilities, our Baton Rouge, Louisiana, Raceland, Louisiana, and Walnut Hill, Florida facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure. See further discussion of these facilities above.
Within our onshore facilities and transportation business segment, we employ many types of logistically flexible assets. These assets include approximately 200 trucks, 300 trailers, 404 railcars, and terminals and other tankage with 4.6 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned. Our leased railcars consist of approximately 7 refined product railcars and 397 crude oil railcars.
Our refined products onshore facilities and transportation operations are concentrated in the Gulf Coast region, principally Texas and Louisiana. Through our footprint of owned and leased pipelines, trucks, leased railcars, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for certain heavy refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. We have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.
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
Customers
Our onshore facilities and transportation business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2018, no onshore facilities and transportation customers generated over 10% of our consolidated revenue.
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

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (Bbls) (in thousands)	2,285	884	330
Individual Vessel Capacity Range (Bbls) (in thousands) (1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	9	—
Barges	82	9	—
Product Tankers	—	—	1

(1)	Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
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
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2018, 2017 and 2016. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2018, 2017 and 2016, approximately 62%, 64% and 62%, respectively, of our marine transportation revenues were from term contracts and 38%, 36% and 38%, respectively, were from spot contracts.
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

Our marine transportation segment also competes with other modes of transporting crude oil and heavy refined petroleum products, including pipeline, rail and trucking operations. Each such mode of transportation has different advantages and disadvantages, which often are fact and circumstance dependent. For example, without requiring longer-term economic commitments from shippers, marine and truck transportation can offer shippers much more flexibility to access numerous markets in multiple directions (i.e., pipelines tend to flow in a single direction and are geographically limited by their receipt and delivery points with other pipelines and facilities), and marine transportation offers shippers certain economies of scale as compared to truck transportation. In addition, due to construction costs and timing considerations, marine and truck transportation can provide cost effective and immediate services to a nascent producing region, whereas new pipelines can be very expensive and time consuming to construct and may require shippers to make longer-term economic commitments, such as take-or-pay commitments. On the other hand, in mature developed areas serviced by extensive, multi-directional pipelines, with extensive connections to various market, pipeline transportation may be preferred by shippers, especially if shippers are willing to make longer-term economic commitments, such as take-or-pay commitments.
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
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, BP PLC, Phillips 66, Trafigura, Anadarko Petroleum Corporation and ANSAC.
Employees
To carry out our business activities, we employed approximately 2,100 employees at December 31, 2018. We believe that relationships with our employees are good.
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
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2018, the amount of our reclamation bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ.
The health and safety of our employees working underground and on the surface are subject to detailed regulation. The safety of our operations at Westvaco are regulated by the U.S. Mine Safety and Health Administration (“MSHA”) and our Granger Facility by the Wyoming Occupational Safety and Health Administration (“Wyoming OSHA”). MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (approximately once quarterly) each year at Westvaco. Wyoming OSHA regulates the health and safety of non-mining operations under a plan approved by the U.S. Occupational Health and Safety Administration. When our Granger facility was restarted in 2009 on solution mine feed (i.e., without any miners working underground), Wyoming OSHA assumed responsibility for the facility.
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
Several of the production operations in our Alkali Business are subject to regulation by the U.S. Food and Drug Administration (“FDA”). Our sodium bicarbonate plant is a registered facility for the production of food and pharmaceutical grade ingredients and we comply with strict Current Good Manufacturing Practice (“CGMP”) requirements in our operations. The U.S. Food Safety Modernization Act requires that parts of our facility that produce animal nutrition products comply with new more rigorous manufacturing standards. We believe that we materially comply with requirements currently in effect and have a program in place to maintain such compliance. We also comply with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute and the Orthodox Union. Alkali has also sought and received certification of its Wyoming facilities under ISO.9001:2015.
Environmental Regulations
General
We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may (i) require the acquisition of and compliance with permits for regulated activities, (ii) limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness area, seismically sensitive areas, or areas inhabited by endangered or threatened species, (iii) result in capital expenditures to limit or prevent emissions or discharges, and (iv) place burdensome restrictions on our operations, including the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. Changes in environmental laws and regulations occur frequently, typically increasing in stringency through time, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Water Discharges
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
The Oil Pollution Act is the primary federal law for oil spill liability. The Oil Pollution Act contains numerous requirements relating to the prevention of and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must develop and maintain facility response contingency plans and maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. The Oil Pollution Act subjects owners of facilities to strict liability that, in some circumstances, may be joint and several for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters.
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

Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. These findings served as a statutory prerequisite for EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA also adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010 and it became effective in July 2010. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA (“UARG v. EPA”), the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on GHG permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 16, 2016.
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

Furthermore, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. In addition, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
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
Safety and Security Regulations
Our crude oil and CO2 pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation, or DOT, and various other federal, state and local agencies. Congress has enacted several pipeline safety acts over the years. Currently, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, under DOT administers pipeline safety requirements for natural gas and hazardous liquid pipelines pursuant to detailed regulations set forth in 49 C.F.R. Parts 190 to 199. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016,” or the PIPES Act, which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions, and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
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

In most cases, states are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to intrastate hazardous liquids pipelines, including crude oil, natural gas and CO2 pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.
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

Reporting of Ore Reserve and Mineral Resources
As of December 31, 2018, we had estimated mineral ore reserves in our Alkali Business. Our Alkali Business extracts trona, a natural hydrous sodium carbonate mineral used in the production of soda ash in southwestern Wyoming, USA. Soda ash, the commercial term for sodium carbonate (Na2CO3), is a basic ingredient in many consumer goods and a raw material used in a diversity of manufacturing processes.
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
We base our mineral reserve estimates on detailed geological, geotechnical, mine engineering and mineral processing inputs, and financial models developed and reviewed by employees/management of our Alkali Business, who possess years of experience directly related to the resources, mining and processing characteristics or financial performance of our operations. Additionally, our management and technical staff includes senior personnel who have remained closely involved with each of our active mining and mineral processing operations.
In preparing our reserve estimates for our Alkali operations at Green River Wyoming, we follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from solution mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with SEC Industry Guide 7.
Under SEC Industry Guide 7, Proven reserves are the highest category of ore reserve estimates, whereby the quantity and quality have been computed from detailed sampling and modeling, while Probable reserves provide slightly lower geologic assurance.

Mineral Tenure - Wyoming
SEC Industry Guide 7 requires us to describe our rights to access and mine the minerals we report as ore reserves and to disclose any change in mineral tenure of material significance.  Our trona mining operations in Wyoming USA are secured through private and federal government leases, regulated by the BLM and WDEQ. All of our exploration and mining operations are subject to multiple levels of environmental regulatory review, that include approvals of environmental programs and public comment periods as pre-conditions to granting of mineral tenure. General descriptions of the rights and regulatory framework for minerals of relevance to Alkali follow here.
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
Alkali Business - Green River, Wyoming

In 2017 we acquired our Alkali Business, making us the one of the world’s leading producers of natural soda ash.  Natural soda ash is refined from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO32H2O. Approximately 60% of the world’s natural soda ash is produced from trona extracted from underground mines and solution mining in the Green River Basin of southwestern Wyoming.

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

The following table summarizes the estimated in-place trona ore reserve of our Alkali Business:

Mine Deposit	Reserve Category	Million c tons (dry weight)	Grade (% Trona)

Dry extraction	Proven	298.3	89.7
	Probable	158.4	89.1
Dry-mining	Total Reserves	456.7	89.5

Solution mining	Proven	—	—
	Probable	446.0	86.3
Solution mining	Total Reserves	446.0	86.3
Alkali	Total Reserves	902.7	87.9
Our trona ore reserves are calculated from in-place trona-bearing material that can be economically and legally extracted and processed into commercial products at the time of reserve determination. Our reserves estimates are developed using industry-standard procedures and have been reviewed internally and externally to ensure compliance with SEC Industry Guide 7. Dry mining reserves and solution mining reserves are fundamentally different in terms of extraction methods and costs, predicted recoveries and the procedures used for reserve calculations.
We use "measured and indicated" resources as the primary basis in determining our proven and probably reserves. We define proven reserves and probable reserves as follows:

•	Proven dry-mining reserves are measured reserves that fall within a 0.5 mile radius from drillhole data points previously mined areas with a 7.0 ft minimum ore thickness.

•	Probable dry-mining reserves are indicated reserves that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas with a 7.0 ft minimum ore thickness.

•
All solution mining reserves are designated as probable based on the degree of confidence in the reserve estimate related to uncertainties involving solution flow paths, trona ore surface area available for dissolution, and the inaccuracy of depletion verification methods. They consist of both measured resources falling with a 0.5 mile radius from drillhole data points or previously mined areas and indicated resources that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas. Solution mining reserves are not limited to a minimum ore thickness, but rather are subjected to a 50 foot halo limit into large blocks of trona adjacent to areas impacted by previous dry mining and adjacent to areas planned for future dry mining.

Estimated dry mining ore reserves of 456.7 million short tons include dilution from un-mineralized material within and marginal to the trona ore bed. We exclude support pillars from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining, as described below. We apply a bulk density factor of 133 lb/cu ft (2.16 g/cc) for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness and minimum trona grade.
Our solution mining ore reserves of 446.0 million short tons are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20+ years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates.
Our dry mining reserves have a minimum trona grade of 77.4% and our solution mining reserves have a minimum trona grade of 69.8%. The balance of the ore consists of clays, shales, and other impurities.
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

The sum of our total proven and probable reserves estimated as of December 31, 2018, was 902.7 million short tons of trona ore equating to more than 500 million short tons of soda ash, sufficient to sustain production for over 100 years at our current production rates.
The economic viability of our reserves is based on our production costs, pricing, and cash flows for 2014-2018. We also apply certain additional assumptions when assessing whether the reserves meet the proven and probably standards and in determining the remaining life of our reserves, including, among other things, that:

•	Annual production capacity remains approximately 4.0 million tons of soda ash per year.

•	The average ore to ash ratio for the stated trona reserves is approximately 1.65:1.

•	Sustaining capital is comparable over time to recent actual costs and short‐term projections.

•	Mining and processing costs including consumption rates for energy and other consumables and the cost of those consumables are substantially comparable to 2014-2018 actual results.

•	Mine and plant overhead and administration costs remain similar to recent actual performance.

•	Average selling prices remain the same as the 2014-2018 average as estimated in the January 2019 USGS Mineral Commodity Summary, at approximately $138 per short ton of soda ash, f.o.b. plant site.

•	Bed 15, which lies approximately 35 to 55 feet below bed 17, can be effectively dry mined after the completion of dry mining the overlying areas of Bed 17.

•	All leases remain valid throughout the time required to mine the reserves.

•	All permits remain valid throughout the life of the operation, and no new laws are enacted that require any extraordinary compliance which would significantly impact production or cost.

•	New permits and approved mine plans will be obtained for mining the reserves that lie within existing leases, but outside of our current mining permit areas.

•	Tailings storage capacity will be developed as necessary over the life of the mine and processing plants.

•
Our 2017 reserve disclosure is partially based on the report of a third-party consultant that generated an updated reserve estimate as of September 1, 2017. Our reported reserves reflect that estimate, reconciled with 2017 and 2018 depletion.

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
We have outstanding debt and the ability to incur more debt. As of December 31, 2018, we had approximately $1.0 billion outstanding of senior secured indebtedness and an additional $2.5 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to:

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
Our forecast contemplates significant expenditures for the development, construction or other acquisition of infrastructure assets, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods:

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
We have exposure to movements in interest rates. The interest rates on our credit facility ($1.0 billion outstanding at December 31, 2018) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices beginning in late 2014, which continued into 2018 has forced most producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
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
Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have been, and may continue to be, impacted by the deterioration in the commodity markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil declined precipitously in the second half of 2014 from approximately $109 per barrel in June 2014 to approximately $30 per barrel in January 2016, recovered to approximately $76 per barrel in October 2018, and dropped to approximately $45 per barrel as of the end of December 2018, and such volatility may continue going forward.
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
We may not be able to renew our marine transportation time charters and contracts when they expire at favorable rates, for extended periods, or at all, which may increase our exposure to the spot market and lead to lower revenues and increased expenses.
During the year ended December 31, 2018, our marine transportation segment received approximately 62% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 38% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.

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
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting, and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. While we are subject to certain federal GHG monitoring, reporting and emission control rules, our operations are not adversely and materially impacted by existing federal, state and local climate change initiatives. However, our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
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
Efforts to regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the crude oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
Furthermore, there have been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. In addition, claims have been made against certain energy companies alleging that GHG emissions from crude oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages, or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations.
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
As of December 31, 2018, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17 million or 13.7% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 10.3% of our Class A Common Units and 77.0% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to in this discussion as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships, 90% or more of the gross income of which for each taxable year consists of “qualifying income.”

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have it, our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustments, even if such unitholders did not own common units in us during the tax year under audit.
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
Unitholders may be subject to limitations on their ability to deduct interest expense by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act (the "Tax Act"), for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income plus 30% of our "adjusted taxable income." Recently issued proposed regulations adopt a broad definition of interest, treating certain amounts (including income, deduction, gain, or loss from certain derivative instruments that alter our effective cost of borrowing) as business interest subject to the limitation. For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion (other than depreciation, amortization, or depletion capitalized to inventory). Any interest disallowed may be carried forward and deducted in future years by the unitholder from his share of our "excess taxable income," which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for such future taxable year, subject to certain restrictions. While actual results may differ from the current estimates, we anticipate that our deduction for business interest will be limited under the interest expense limitations. If this limitation were to apply with respect to a taxable year, it could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1. “Business.” We also have various operating leases for rental of office space, office and field equipment and vehicles. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 22 to our Consolidated Financial Statements in Item 8 for the future minimum rental payments. Such information is incorporated herein by reference.
Item 3. Legal Proceedings
We are involved from time to time in various claims, lawsuits and administrative proceedings incidental to our business. In our opinion, the ultimate outcome, if any, of such proceedings is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 22 to our Consolidated Financial Statements in Item 8.
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
At February 28, 2019, we had 122,539,221 Class A common units outstanding. As of December 31, 2018, the closing price of our common units was $18.47 and we had approximately 28,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 24,438,022 Class A Convertible Preferred Units for which there is no established public trading market.
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
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures and Distributions Paid to our Unitholders” and Note 12 to our Consolidated Financial Statements in Item 8 for further information regarding restrictions on our distributions. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Income Statement Data:
Revenues:
Offshore pipeline transportation	284,544	318,239	334,679	140,230	3,296
Sodium minerals and sulfur services	1,174,434	462,622	171,503	177,880	207,401
Marine transportation	219,937	205,287	213,021	238,757	229,282
Onshore facilities and transportation	1,233,855	1,042,229	993,290	1,689,662	3,406,185
Total revenues	$2,912,770	$2,028,377	$1,712,493	$2,246,529	$3,846,164
Equity in earnings of equity investees	$43,626	$51,046	$47,944	$54,450	$43,135
Income (loss) from continuing operations after income taxes	$(11,792)	$82,079	$111,082	$421,585	$106,202
Net income (loss) attributable to Genesis Energy, L.P.	$(6,075)	$82,647	$113,249	$422,528	$106,202
Net income (loss) available to Common Unitholders	$(75,876)	$60,652	$113,249	$422,528	$106,202
Net income (loss) attributable to Common Unitholders per Common Unit: Basic and Diluted	$(0.62)	$0.50	$1.00	$4.10	$1.18
Cash distributions declared per Common Unit	$2.1000	$2.6525	$2.7175	$2.4700	$2.2300
Balance Sheet Data (at end of period):
Current assets	$443,279	$636,033	$359,569	$306,316	$355,366
Total assets (2)	$6,479,071	$7,137,481	$5,702,592	$5,459,599	$3,210,624
Long-term liabilities (2)	$3,704,237	$3,966,602	$3,321,739	$3,136,712	$1,618,276
Class A Convertible Preferred Units	$761,466	$697,151	$—	$—	$—
Partners' capital:
Common unitholders	1,690,799	2,026,147	2,130,331	2,029,101	1,229,203
Accumulated Other Comprehensive Income (Loss)	939	(604)	—	—	—
Noncontrolling interests	(11,204)	(8,079)	(10,281)	(8,350)	—
Total partners’ capital	$1,680,534	$2,017,464	$2,120,050	$2,020,751	$1,229,203
Other Data:
Volumes:
Offshore crude oil pipeline (barrels per day)	562,467	591,667	581,763	518,211	446,548
Onshore crude oil pipeline (barrels per day)	247,409	212,768	114,130	144,084	116,225
Natural gas transportation volumes (MMBtus/d)	432,261	496,302	679,862	708,556	—
CO2 pipeline (Mcf per day)	107,674	77,921	97,955	161,409	173,770
NaHS sales (DST)	150,671	133,404	125,766	127,063	150,038
Soda Ash volumes (short tons sold)	3,669,206	1,274,421	—	—	—
NaOH sales (DST)	110,107	84,816	80,021	86,914	94,693
Crude oil and petroleum products sales (barrels per day)	45,845	51,771	62,484	91,704	99,139

(1)
Our operating results and financial position have been affected by acquisitions and divestitures. For additional information regarding our acquisitions and divestitures during 2018, 2017 and 2016, see Note 4, related to our acquisitions, and Note 7, related to our divestitures, to our Consolidated Financial Statements included in Item 8.

(2)
As relating to new accounting guidance issued by the FASB which we adopted in 2015, our long-term liabilities and total assets for the years 2015 and after are presented to reflect changes in presentation of debt issuance costs as a direct reduction of related debt liabilities with amortization of debt issuance costs reported as interest expense. Prior to 2015, our debt liabilities were presented as a component of other long term assets.

(3)
As a result of the adoption of the new revenue recognition standard, prior period amounts have not been adjusted under the modified retrospective method and continue to be reported in accordance with our historic accounting under previous GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing-for a large area of the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. Our sulfur removal business results in us being the largest producer, we believe, in the world of sodium hydrosulfide (or NaHS, pronounced “nash”).
Historically, a substantial majority of our focus has been on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks.
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for almost 70 years and has an estimated remaining reserve life (based on 2018 production) of over 100 years.
Within our legacy midstream business, we have two distinct, complementary types of operations-(i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2018. Our legacy midstream business has a diverse portfolio of customers, operations and assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2018 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Overview of 2018 Results
We reported Net Loss Attributable to Genesis Energy, L.P. of $6.1 million, or $0.62 per common unit, in 2018 compared to Net Income Attributable to Genesis Energy, L.P. of $82.6 million, or $0.50 per common unit, in 2017. The decrease was principally due to impairment expense of $126.3 million recognized during 2018. Additionally, we had an increase in depreciation and interest expense during 2018 of $60.7 million and $52.4 million, respectively, primarily attributable to owning our Alkali assets for a full year and the interest on the debt associated with that acquisition.
These decreases to net income were offset by an increase in our reported Segment Margin (as defined below in "Financial Measures") of $118.2 million principally due to twelve months of contribution from our Alkali Business during 2018 relative to four months during 2017 and the increase in volumes in our onshore facilities and transportation segment, primarily in Louisiana. Additionally, we recorded an unrealized gain of approximately $8.4 million associated with the valuation of our embedded derivative on our Class A Convertible Preferred Units recognized during 2018 compared to an unrealized loss reported in 2017 of approximately $10.5 million (both of which are recorded in Other income (expense) in the Consolidated Statements of Operations).
Cash flow from operating activities was $390.0 million for the 2018 period compared to $323.6 million for 2017, primarily driven by an increase in Segment Margin of $118.2 million during 2018 relative to 2017, partially offset by an increase in working capital effects of $12.3 million during 2018 relative to 2017.
Available Cash before Reserves (as defined below in "Financial Measures") increased $77.1 million in 2018 to $466.1 million as compared to 2017 Available Cash before Reserves of $389.0 million. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin was $712.8 million in 2018, an increase of $118.2 million, or 20%, as compared to 2017. This increase resulted primarily from higher contributions from our sodium minerals and sulfur services segment (principally due to owning our Alkali Business for a full year in 2018 as compared to four months during 2017) and our onshore facilities and transportation segment, primarily attributable to our increased volumes during 2018 from our recently constructed assets in Louisiana and Texas, partially offset by smaller decreases in our other segments.
In 2018, we continued our path to de-leveraging our balance sheet and maintaining our financial flexibility to continue building long term value to stakeholders. We continued to find opportunities to right size our businesses and, during 2018, divested certain of our non-core assets to accelerate our goal to de-leverage our balance sheet. These steps, along with stable cash flows from our recently completed acquisition of our Alkali Business and the contribution from our recent strategic investments, we believe further enhance our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves. Additionally, we have situated ourselves well for future increases in volumes in our offshore business due to the long-lived reserves in the Gulf of Mexico that requires little or no additional investment from us. Overall, we believe these actions to strengthen our balance sheet and enhance our financial flexibility are the best actions we can take to allow us to generate strong optimal returns for our unitholders in the years ahead.
We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distributions to Unitholders
On February 14, 2019, we paid a distribution of $0.55 per unit related to the fourth quarter of 2018.
With respect to our Class A Convertible Preferred Units, we have declared a payment-in-kind or PIK of the quarterly distribution, which resulted in the issuance of an additional 534,576 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2018 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2019 to unitholders holders of record at the close of business January 31, 2019.
Acquisitions, Divestitures and Growth Initiatives
Alkali Business Acquisition
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”) for approximately $1.325 billion in cash. During 2018, we continued to integrate the Alkali business and the results of the business have exceeded our expectations to date.

Baton Rouge Area Infrastructure Expansion
We expanded our existing Baton Rouge area infrastructure to allow for greater capacity and flexibility in servicing our major refinery customer in the region. This expansion included the construction of an additional 500,000 barrels of crude oil tankage at our existing Baton Rouge Terminal. Additionally, this expansion included the upgrading of pumping and other infrastructure capabilities in order to allow for the efficient handling of expected increases in crude oil volumes received at our Baton Rouge area facilities. These assets became operational in the first half of 2018.
Powder River Basin Midstream Assets Divestiture

On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets and received total net proceeds of approximately $300 million that we utilized to reduce the balance outstanding under our revolving credit facility.
Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations-Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2018 increased $884.4 million, or 44%, from the year ended December 31, 2017. Additionally, our costs and expenses (excluding gains on sale of assets and impairment expense) increased $810.4 million, or 45%, between the two periods. These increases are primarily attributable to the effects of a full year of results from our Alkali Business during 2018, along with the increase in crude oil prices during 2018 that proportionately impacted our revenues and cost of sales.
The addition of our Alkali Business resulted in a large increase in revenues and costs relative to 2017 (which are reflected in our sodium minerals and sulfur services segment). Those increases are principally derived from mining trona ore and processing the entrained mineral sodium carbonate, also known as naturally occurring soda ash. Natural soda ash has significant cost advantages over synthetically produced soda ash, which we believe will exist for the foreseeable future. Natural soda ash accounts for only about 25% of the world's production; thus, we believe we should be able to somewhat mitigate the effects of market-specific factors (e.g., changes in sales prices for our products, our operating costs, and other economic considerations) on Net Income(loss), Available Cash before Reserves, and Segment Margin in the soda ash market in which we operate.
In addition to our Alkali Business, we continue to operate in our other legacy businesses, including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income(loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
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
Prices of crude oil have increased since December 31, 2017. The average closing prices for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX") increased 27% to $64.74 per barrel on a year to date average for 2018, as compared to $50.95 per barrel for 2017. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin from those operations. However, due to the indirect exposure to changes in prices discussed above and in the discussion surrounding our onshore facilities and transportation segment, crude oil and petroleum product sales volumes decreased 11% in 2018 as compared to 2017.
Additionally, changes in certain of our operating costs between the respective periods, including those associated with our offshore pipeline and marine transportation segments, are not directly correlated with commodity prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Offshore pipeline transportation	285,014	317,540	336,620
Sodium minerals and sulfur services	260,488	130,333	79,508
Onshore facilities and transportation	119,918	96,376	83,364
Marine transportation	47,338	50,294	70,079
Total Segment Margin	$712,758	$594,543	$569,571

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$243,049	$267,658
Offshore natural gas pipeline revenue, excluding non-cash revenues	47,048	50,582
Offshore pipeline operating costs, excluding non-cash expenses	(57,256)	(63,231)
Distributions from equity investments(1)	70,072	80,639
Other	(17,899)	(18,108)
Offshore pipeline transportation Segment Margin	$285,014	$317,540

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	202,121	213,527
Poseidon	234,960	253,547
Odyssey	115,239	116,408
GOPL (2)	10,147	8,185
Total crude oil offshore pipelines	562,467	591,667

Natural gas transportation volumes (MMBtus/d)	432,261	496,302

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	202,121	213,527
Poseidon	150,374	162,270
Odyssey	33,419	33,758
GOPL (2)	10,147	8,185
Total crude oil offshore pipelines	396,061	417,740

Natural gas transportation volumes (MMBtus/d)	164,706	222,729

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
Offshore Pipeline Transportation Segment Margin for 2018 decreased $32.5 million, or 10%, from 2017, primarily due to lower volumes. During 2018, we experienced a greater amount of scheduled and unscheduled downtime at several of the production facilities connected to our offshore infrastructure. Additionally, during 2018, three particular major fields underperformed our expectations. Offsetting this in future years are two subsea tie-backs to the same dedicated in-field production facility scheduled to come on-line during the second half of 2019, which requires minimal to no additional capital investment from the partnership. We believe that one of the fields is underperforming as a result of reservoir quality degradation, and not due to mechanical factors. We believe that the other two large underperforming fields are predominately underperforming as the result of slower production rates than those that were communicated to us last year due to the operator's reserve recovery maximization efforts. Notwithstanding these short term negatives, we are currently seeing increasing demand for our assets from production that is currently dedicated to 3rd party pipelines but is unable to get to shore due to a lack of capacity on such pipelines. Given our excess capacity and connectivity on certain of our systems, we expect to benefit from this takeaway capacity constraint in future periods.
In addition, the minimum bill reservation fees we collect on one of our offshore oil pipelines had a prior year step down, and we collected approximately $4.4 million less in segment margin in 2018 relative to 2017. Lastly, 2017 included contributions of approximately $2.0 million from certain of our previously owned gas pipeline and platform assets that were divested during the second quarter of 2017.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2018	2017
Volumes sold :
NaHS volumes (Dry short tons "DST")	150,671	133,404
Soda Ash volumes (short tons sold) (1)	3,669,206	1,274,421
NaOH (caustic soda) volumes (dry short tons sold) (1)	110,107	84,816
Total	3,929,984	1,492,641

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$181,391	$149,392
NaOH (caustic soda) revenues	61,344	42,725
Revenues associated with Alkali Business	829,023	273,288
Other revenues	7,020	5,384
Total external segment revenues, excluding non-cash revenues	$1,078,778	$470,789

Sodium minerals and sulfur services operating costs, excluding non-cash items	(818,290)	(340,456)

Segment Margin (in thousands)	$260,488	$130,333

Average index price for NaOH per DST (2)	$768	$635

(1)	Includes sales volumes from September 1, 2017, the date on which we acquired our Alkali Business.

(2)	Source: IHS Chemical
Sodium minerals and sulfur services Segment Margin for 2018 increased $130.2 million, or 100%, from 2017. This increase is principally due to the inclusion of contributions from our Alkali Business for twelve months during 2018 compared to four months during 2017, beginning with the acquisition date of September 1, 2017. The contributions thus far from our Alkali Business have exceeded our expectations and we expect continued strong performance into 2019. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other Alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Additionally, our refinery services business continues to perform well with increased NaHS volumes of approximately 13% during 2018 as they benefited from increased demand from certain of our international mining customers, primarily located in South America and our domestic mining and pulp and paper customers.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail facilities and CO2 pipelines operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:

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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Gathering, marketing, and logistics revenue	$1,154,114	$971,442
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	74,895	67,226
Payments received under direct financing leases not included in income	7,633	6,921
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(1,038,386)	(866,239)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(88,391)	(87,007)
Other	10,053	4,033
Segment Margin	$119,918	$96,376

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	33,303	32,684
Jay	14,036	14,155
Mississippi	6,359	8,290
Louisiana (1)	159,754	135,310
Wyoming (2)	33,957	22,329
Onshore crude oil pipelines total	247,409	212,768

CO2 pipeline (average Mcf/day):
Free State	107,674	77,921

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	45,845	51,771
Rail unload volumes (3)	89,082	52,877

(1)
Total daily volume for the years ended December 31, 2018 and December 31, 2017 includes 55,202 and 56,748 barrels per day respectively of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines which became operational in the fourth quarter of 2016.

(2)	The volumes presented for 2018 represent the average barrels/day through September 30, 2018, as the relevant assets were divested in October 2018.

(3)	Includes total barrels for unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment increased $23.5 million, or 24% , in 2018 as compared to 2017. The 2018 period includes the effects of the ramp up in volumes on our pipeline, rail and terminal infrastructure on our recently completed infrastructure in the Baton Rouge corridor. This was slightly offset by lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. Additionally, while volumes were relatively constant on our Texas system between 2018 and 2017, we were able to recognize a full 12 months of minimum volume commitments in segment margin during 2018 compared to 7 months during 2017, as the expansion and re-purposing of our system was completed during the second quarter of 2017.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2018	2017
Revenues (in thousands):
Inland freight revenues	$93,091	$82,354
Offshore freight revenues	70,804	73,540
Other rebill revenues (1)	56,042	49,393
Total segment revenues	$219,937	$205,287

Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	$172,599	$154,993

Segment Margin (in thousands)	$47,338	$50,294

Fleet Utilization: (2)
Inland Barge Utilization	95.2%	90.4%
Offshore Barge Utilization	93.5%	98.2%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2018 decreased $3.0 million, or 6%, from 2017. The decrease in Segment Margin is primarily attributable to our offshore barge fleet entering into short term spot price contracts, which can lead to a less favorable rebill structure and higher operating costs, as our last legacy term contract rolled off during the first quarter of 2018. Additionally, we had an increase in operating costs during 2018 relative to 2017 due to the increase in our dry-docking costs. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are at, or approaching, cyclical lows. While we are reasonably hopeful that we've reached a bottom for the quarterly segment margin from our entire fleet of assets, we have no expectation of the fundamentals for marine transportation showing any significant improvement through at least the next several years. This excludes the M/T American Phoenix which is under long term contract through September 2020. These decreases were partially offset by increased segment margin in the 2018 period related to the M/T American Phoenix. During 2017, the M/T American Phoenix underwent its planned regulatory dry-docking inspections which negatively impacted segment margin. Additionally, the 2018 period also had higher utilization on our inland barge operation.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2018	2017
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$50,918	$51,160
Segment	4,532	3,684
Long-term incentive based compensation plan expense	2,345	(2,272)
Third party costs related to business development activities and growth projects	9,103	13,849
Total general and administrative expenses	$66,898	$66,421
Total general and administrative expenses increased $0.5 million between 2018 and 2017. This is primarily attributable to an increase in our overall long term incentive compensation plan expense due to valuation assumptions used between the two periods. This increase was partially offset by lower third party financing, legal and accounting costs surrounding our acquisition and disposition activities in 2018 relative to 2017, including the acquisition of our Alkali Business.
Depreciation, depletion, and amortization expense

	Year Ended December 31,
	2018	2017
	(in thousands)
Depreciation and depletion expense	$290,070	$227,540
Amortization of intangible assets	21,835	23,612
Amortization of CO2 volumetric production payments	1,285	1,328
Total depreciation, depletion and amortization expense	$313,190	$252,480
Total depreciation, depletion, and amortization expense increased $60.7 million between 2018 and 2017 primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business and certain of our organic growth projects that were recently placed in service.
Interest expense, net

	Year Ended December 31,
	2018	2017
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$62,439	$51,587
Interest expense, senior unsecured notes	159,175	128,983
Amortization and write-off of debt issuance costs and discount	10,914	11,214
Capitalized interest	(3,337)	(15,022)
Net interest expense	$229,191	$176,762
Net interest expense increased $52.4 million during 2018 primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, including the financing of the acquisition of our Alkali Business in 2017, along with an increase in libor rates during 2018 which is a major component in the interest expense derived on our senior secured credit facility. In addition, capitalized interest decreased as result of certain of our large organic growth projects being completed and placed into service throughout 2017.
Other Consolidated Results

Net loss for the year ended December 31, 2018 included impairment expense of approximately $126.3 million recognized during 2018 including: (i) an impairment of $23.1 million on the goodwill associated with our supply and logistics reporting unit, which primarily consists of our legacy crude oil and refined products marketing and trucking businesses; (ii) an impairment of certain of our non-core offshore gas pipeline and platform assets of approximately $82.0 million for which the abandonment timing has accelerated; and (iii) a write-down of approximately $21.2 million related to our remaining non-core assets in the Powder River Basin(refer to Note 7 and Note 10).

Net income (loss) included an unrealized gain on the valuation of our embedded derivative associated with our preferred units of $8.4 million in 2018 compared to an unrealized loss of $10.5 million during 2017. Those amounts are included in other income (expense) in the Consolidated Statement of Operations.
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Offshore crude oil pipeline revenue	$267,658	$270,454
Offshore natural gas pipeline revenue	50,582	64,225
Offshore pipeline operating costs, excluding non-cash expenses	(63,231)	(72,009)
Distributions from equity investments	80,639	84,321
Other	(18,108)	(10,371)
Offshore Pipeline Transportation Segment Margin (1)	$317,540	$336,620

Volumetric Data 100% basis:
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	213,527	204,533
Poseidon	253,547	262,829
Odyssey	116,408	106,933
GOPL(2)	8,185	7,468
Total crude oil offshore pipelines	591,667	581,763

Natural gas transportation volumes (MMBtus/d)	496,302	679,862

Volumetric Data net to our ownership interest (3):
Offshore crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	213,527	204,533
Poseidon	162,270	168,211
Odyssey	33,758	31,011
GOPL(2)	8,185	7,468
Total crude oil offshore pipelines	417,740	411,223

Natural gas transportation volumes (MMBtus/d)	222,729	398,190

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
Offshore Pipeline Transportation Segment Margin for 2017 decreased $19.1 million, or 6%, from 2016. The year ended December 31, 2017 was negatively impacted by both anticipated and unanticipated downtime at several major fields, including weather-related downtime, affecting certain of our deepwater Gulf of Mexico customers and thus certain of our key crude oil and natural gas assets, including our Poseidon pipeline and certain associated laterals which we own. The 2017 period also reflects the effects of a contractual adjustment to a lower rate for a lateral we own that will be in place going forward. In addition, we benefited in 2016 from the temporary diversion of certain natural gas volumes from third party gas pipelines to one of our gas pipelines and related facilities due to one-time disruptions at onshore processing facilities where such volumes typically flow.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2017	2016
Volumes sold:
NaHS volumes (Dry short tons "DST")	133,404	125,766
Soda Ash volumes (short tons sold) (1)	1,274,421	—
NaOH (caustic soda) volumes (dry short tons sold) (1)	84,816	80,021
Total	1,492,641	205,787

Revenues (in thousands):
NaHS revenues	$149,392	$136,240
NaOH (caustic soda) revenues	42,725	39,413
Revenues associated with Alkali Business	273,288	—
Other revenues	5,384	5,012
Total external segment revenues	$470,789	$180,665

Sodium minerals and sulfur services operating costs, excluding non-cash items	$(340,456)	$(101,157)

Segment Margin (in thousands)	$130,333	$79,508

Average index price for NaOH per DST (2)	$635	$480

(1)	Includes sales volumes from September 1, 2017, the date on which we acquired our Alkali Business.

(2)	Source: IHS Chemical
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

Onshore Facilities and Transportation Segment
Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Gathering, marketing, and logistics revenue	$971,442	$930,347
Crude oil and CO2 tariffs and revenues from direct financing leases of CO2 pipelines	67,226	58,567
Payments received under direct financing leases not included in income	6,921	6,277
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(866,239)	(823,780)
Operating costs, excluding non-cash charges for equity-based compensation and other non-cash expenses	(87,007)	(94,592)
Other	4,033	6,545
Segment Margin	$96,376	$83,364

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	32,684	33,814
Jay	14,155	14,815
Mississippi	8,290	10,247
Louisiana (1)	135,310	44,295
Wyoming	22,329	10,959
Onshore crude oil pipelines total	212,768	114,130

CO2 pipeline (average Mcf/day):
Free State	77,921	97,955

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	51,771	62,484
Rail load/unload volumes (2)	52,877	19,691

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
Segment Margin for our onshore facilities and transportation segment increased $13 million, or 16%, in 2017 as compared to 2016. The 2017 period includes the effects of the ramp up in volumes on our pipeline, rail and terminal infrastructure on our recently completed infrastructure in the Baton Rouge corridor. This was principally offset by lower demand for our services in our historical back-to-back, or buy/sell, crude oil marketing business associated with aggregating and trucking crude oil from producers' leases to local or regional re-sale points. In addition, the 2017 period was negatively impacted by lower volumes on our Texas pipeline system, as the repurposing of our Houston area crude oil pipeline and expansion of our terminal infrastructure did not became operational until the second quarter of 2017 (while a large portion of 2016 included historical volumes on our legacy Texas pipeline system assets prior to the repurposing project).

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
Marine Transportation Segment Margin for 2017 decreased $19.8 million, or 28% from 2016. The decrease in Segment Margin is primarily due to lower day rates on our inland and offshore fleets (which offset higher utilization as adjusted for planned dry docking time in our offshore fleet). The M/T American Phoenix also underwent planned regulatory dry docking inspections for approximately one month during 2017, which negatively impacted Segment Margin. In our inland fleet, weaker demand continued to apply pressure on our rates, which we expect to continue into 2018. In our offshore barge fleet, as a number of our units have come off longer term contracts, we have continued to choose to primarily place them in spot service or short-term (less than a year) service because we continue to believe the day rates currently being offered by the market are at, or approaching, cyclical lows.
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
Total depreciation, depletion, and amortization expenses increased $30 million between 2017 and 2016 primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business in 2017.
Interest expense, net

	Year Ended December 31,
	2017	2016
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$51,587	$41,948
Interest expense, senior unsecured notes	128,983	114,437
Amortization and write-off of debt issuance costs and premium	11,214	10,138
Capitalized interest	(15,022)	(26,576)
Net interest expense	$176,762	$139,947
Net interest expense increased $37 million during 2017 primarily due to an increase in our average outstanding indebtedness from acquired and constructed assets, including the financing of the acquisition of our Alkali Business in 2017. In addition, capitalized interest decreased as result of certain of our large organic growth projects being completed and placed into service throughout 2017.
Other Consolidated Results
Net income included an unrealized loss on derivative positions, excluding fair value hedges, of $10.9 million in 2017 and an unrealized loss of $1.3 million in 2016. Those amounts are included in onshore facilities and transportation product costs in the Consolidated Statement of Operations and are not a component of Segment Margin. Net income for the year ended December 31, 2017 also includes $40.3 million of gains resulting from the sale of certain non-core assets, as well as a $12.6 million non-cash provision relating to certain leased railcars no longer in use.
Financial Measures
Overview
This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in generally accepted accounting principles in the United States of America (GAAP). We also present total Segment Margin as if it were a non-GAAP measure. Our Non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP. A reconciliation of Segment Margin to net income (loss) is included in our segment disclosures in Note 14 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
When evaluating our performance and making decisions regarding our future direction and actions (including making discretionary payments, such as quarterly distributions) our board of directors and management team has access to a wide range of historical and forecasted qualitative and quantitative information, such as our financial statements; operational information; various non-GAAP measures; internal forecasts; credit metrics; analyst opinions; performance, liquidity and similar measures; income; cash flow expectations for us; and certain information regarding some of our peers. Additionally, our board of directors and management team analyze, and place different weight on, various factors from time to time. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants. We attempt to provide adequate information to allow each individual investor and other external user to reach her/his own conclusions regarding our actions without providing so much information as to overwhelm or confuse such investor or other external user. Our non-GAAP financial measures should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance.
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
A reconciliation of Segment Margin to net income (loss) is included in our segment disclosures in Note 14 to our Consolidated Financial Statements in Item 8.
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
We define Available Cash before Reserves (“Available Cash before Reserves”) as net income(loss) before interest, taxes, depreciation and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense and cash tax expense. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Year Ended December 31,
		2018	2017
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	$(6,629)	$(17,540)
	Adjustment regarding direct financing leases[2]	7,633	6,921
	Certain non-cash items:
	Unrealized (gain) loss on derivative transactions excluding fair value hedges, net of changes in inventory value	(10,455)	9,942
	Loss on debt extinguishment	3,339	6,242
	Adjustment regarding equity investees[3]	28,088	31,852
	Other	869	5,326
	Sub-total Select Items, net[4]	22,845	42,743
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	9,103	16,833
	Equity compensation adjustments	(207)	(1,227)
	Other[6]	16,208	946
	Total Select Items, net[7]	$47,949	$59,295
(1) Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) Represents the net effect of adding cash receipts from direct financing leases and deducting expenses relating to direct financing leases.
(3) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(4) Represents all Select Items applicable to Segment Margin.
(5) Represents transaction costs relating to certain merger, acquisition, transition and financing transactions incurred in advance of acquisition.
(6) Includes general and administrative costs associated with certain dispute costs during 2018.
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
Available Cash before Reserves for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(6,075)	$82,647
Income Tax expense (benefit)	1,498	(3,959)
Depreciation, depletion, amortization, and accretion	317,186	262,021
Impairment expense	126,282	—
Plus (minus) Select Items, net	47,949	59,295
Maintenance capital utilized	(19,955)	(13,020)
Cash tax expense	(835)	(100)
Other	—	2,148
Available Cash before Reserves	$466,050	$389,032

Liquidity and Capital Resources
General
As of December 31, 2018, we believe our balance sheet and liquidity position remained strong, including $728.7 million of borrowing capacity available under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At December 31, 2018, we had $970.1 million borrowed under our credit facility, with $17.8 million of the borrowed amount designated as a loan under the inventory sublimit. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The total amount available for borrowings under our credit facility at December 31, 2018 was $728.7 million.
At December 31, 2018, our long-term debt totaled $3.4 billion, consisting of $1.0 billion outstanding under our credit facility (including $17.8 million borrowed under the inventory sublimit tranche), $450 million of our 2026 Notes, $550 million of our 2025 Notes, $350 million of our 2024 Notes, $400 million of our 2023 Notes and $750 million of our 2022 Notes.
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

	2022 Notes	2023 Notes	2024 Notes	2025 Notes	2026 Notes
Redemption right beginning on	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
For additional information on our long-term debt and covenants see Note 11 to our Consolidated Financial Statements in Item 8.

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
Each of our preferred units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we have the option to pay to the holders of our preferred units the applicable distribution amount in cash, preferred units, or any combination thereof. If we elect to pay all or any portion of a quarterly distribution amount in preferred units, the number of such preferred units will equal the product of (i) the number of then outstanding preferred units and (ii) the quarterly rate. We have elected to pay all distribution amounts attributable to 2017 and 2018 in preferred units. For each period ending after March 1, 2019, we must pay all distribution amounts in respect of our preferred units in cash.
See Note 12 for additional information regarding our preferred units.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of December 31, 2018, we had issued no units under this program.
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
Net cash flows provided by our operating activities were $390.0 million and $323.6 million for 2018 and 2017, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil, petroleum products and alkali products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of crude oil or petroleum products (or the cost to extract/process in the case alkali products) will require more or less cash. The increase in operating cash flow for 2018 compared to 2017 was primarily due an increase in segment margin of $118.2 million partially offset by an increase in working capital of $12.3 million.
Net cash flows provided by our operating activities were $323.6 million and $282.8 million for 2017 and 2016, respectively. The increase in operating cash flow for 2017 compared to 2016 was primarily due to a decrease in working capital.
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

	Years Ended December 31,
	2018	2017	2016
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$4,202	$5,037	$3,530
Sodium mineral and sulfur services assets	55,377	24,045	2,274
Marine transportation assets	18,308	27,295	14,007
Onshore facilities and transportation assets	3,340	5,381	10,563
Information technology systems	72	286	547
Total maintenance capital expenditures	81,299	62,044	30,921
Growth capital expenditures:
Offshore pipeline transportation assets	$501	$3,778	$7,657
Sodium minerals and sulfur services assets	19,335	5,424	—
Marine transportation assets	12,560	41,119	64,797
Onshore facilities and transportation assets	47,770	143,742	306,075
Information technology systems	2,704	266	7,056
Total growth capital expenditures	82,870	194,329	385,585
Total capital expenditures for fixed and intangible assets	164,169	256,373	416,506
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of Alkali Business	$—	$1,325,000	$—
Acquisition of remaining interest in equity investment	—	—	35,090
Total business combinations capital expenditures	—	1,325,000	35,090
Capital expenditures related to equity investees	3,018	—	—
Total capital expenditures	$167,187	$1,581,373	$451,596

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
All of our previously announced growth capital projects were placed in service prior to December 31, 2018. We are currently not anticipating growth capital expenditures during 2019 to exceed $50 million.
Maintenance Capital Expenditures
Maintenance capital expenditures increased during 2018 primarily due to the maintenance capital expenditures incurred related to our Alkali Business given the nature of its operations. We also incur maintenance capital expenditures in our marine transportation segment due to the costs to replace and upgrade certain equipment associated with our vessels. We expect future expenditures to be within a reasonable range of 2018's expenditures dependent upon the timing of when we incur certain costs. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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

On February 14, 2019, we paid a distribution of $0.55 per unit related to the fourth quarter of 2018. With respect to our Class A Convertible Preferred Units, we have declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of an additional 534,576 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2018 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2019 to unitholders holders of record at the close of business January 31, 2019.
Our historical distributions to common unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Unit Amount	Total Amount
2016
4th Quarter	February 14, 2017		$0.7100	$83,765
2017
1st Quarter	May 15, 2017		$0.7200	$88,257
2nd Quarter	August 14, 2017		$0.7225	$88,563
3rd Quarter	November 14, 2017		$0.5000	$61,290
4th Quarter	February 14, 2018		$0.5100	$62,515
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018		$0.5400	$66,193
4th Quarter	February 14, 2019	(1)	$0.5500	$67,419

(1)	This distribution was paid on February 14, 2019 to unitholders of record as of January 31, 2019.

Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2018.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt (1)	$—	$—	$2,102,713	$1,329,750	$3,432,463
Estimated interest payable on long-term debt (2)	228,520	457,040	254,654	138,482	1,078,696
Operating lease obligations	46,042	70,029	55,087	126,229	297,387
Unconditional purchase obligations (3)	115,264	8,100	8,100	12,150	143,614
Asset retirement obligations (4)	67,544	31,139	—	141,182	239,865
Total	$457,370	$566,308	$2,420,554	$1,747,793	$5,192,025

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of May 9, 2022. We have $750 million in aggregate principal amount of senior unsecured notes that mature on August 1, 2022 (the "2022 Notes"), $400 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2023 (the "2023 Notes"), $350 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes"), $550 million in aggregate principal amount of senior unsecured notes that mature on October 1, 2025 (the"2025 Notes"), and $450 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2026 (the "2026 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2022, 2023, 2024, 2025, and 2026 Notes are 6.75%. 6.00%, 5.625%, 6.50%, and 6.25%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2018 under our credit facility remained outstanding through the final maturity date of May 9, 2022 and interest rates remained at the December 31, 2018 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil, petroleum products, and other chemicals and utilities are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2018 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)
Represents the estimated future asset retirement obligations on a discounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2018 was $239.9 million and is further discussed in Note 7 to our Consolidated Financial Statements.

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
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired, and to the extent available, third party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill is not amortized but instead is periodically assessed for impairment. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. See Note 4 to our Consolidated Financial Statements in Item 8 regarding further discussion regarding our acquisitions.
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
Intangible assets with finite useful lives are required to be amortized over their respective estimated useful lives. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required. We are recording amortization of our customer and supplier relationships, licensing agreements, trade names, non-compete agreements, and other contract intangibles based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution of these assets to our cash flows is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. Our favorable lease and other intangible assets are being amortized on a straight-line basis over their expected useful lives.
We compute depletion using the units of production method using actual production and our estimated reserve life. The actual reserve life may differ from the assumptions we have made about the estimated reserve life.
Impairment of Long-Lived Assets including Intangibles and Goodwill
When events or changes in circumstances indicate that the carrying amount of a fixed asset or intangible asset with finite lives may not be recoverable, we review our assets for impairment. We compare the carrying value of the fixed asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment; we may be required to reduce the carrying value and the subsequent useful life of the asset. During 2018, we recognized impairment expense of $103.2 million associated with long-lived assets (refer to Note 7 for additional details).
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
We performed a quantitative assessment as of October 1, 2018, for both our refinery services and supply and logistics reporting units that have goodwill. No impairment was recorded in our refinery services segment during 2018 as the fair value far exceeded the carrying value. Our supply and logistics reporting unit, which primarily includes our legacy crude oil and refined products marketing and trucking businesses, was determined to have a fair value lower than its carrying value and the partnership recorded an impairment charge of $23.1 million during 2018 (Note 10).
One of our other monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2018, our market capitalization exceeded the book value of our equity (partner's capital) and there were no other indicators of impairment identified.
For additional information regarding our goodwill, see Note 10 to our Consolidated Financial Statements in Item 8.
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units under this plan are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2018, we had 573,945 phantom units outstanding and recorded expense of $2.1 million during 2018. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2018, we estimated approximately $0.6 million of remaining compensation costs to be recognized over a weighted average period of approximately 9 months. Changes in our assumptions may impact our liabilities and expenses related to these awards.
See Note 17 to our Consolidated Financial Statements in Item 8 for further discussion regarding our equity compensation plans.
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
We also have embedded derivatives in our Class A Convertible preferred units that are accounted for as liabilities at fair value in our Consolidated Balance Sheet as of December 31, 2018. Derivatives related to the embedded derivatives in our preferred units are valued using a model that contains inputs, including our common unit price, 30-year U.S. Treasury rates, default probabilities and timing estimates, which involve management judgment.
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
At December 31, 2018, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
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
In preparation for adoption of the new lease standard, we have reviewed the practical expedients that are available to facilitate the adoption process. We plan to elect to take the "package" of practical expedients set out in the standard, which must be elected together. The items within the package stipulate that an entity need not reassess: (1) if expired or existing contracts contain leases, (2) lease classification for previously-assessed leases under ASC 840, and (3) initial direct costs for existing leases. We will also elect to adopt the practical expedient relating to the separation of lease and non-lease components as well as the easement and right of way expedient. Finally we will elect to utilize the optional transition method which allows the company to only apply the new lease standard at the date of adoption while comparative periods will be presented under the previous lease guidance. We will not adopt the hindsight practical expedient.
As a result of adopting the new lease standard, we expect an impact on our consolidated balance sheet from the recognition of a right-of-use asset and the corresponding lease liability of less than $250 million. We do not expect a material impact to partners capital as a result of our transition adjustment.
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $15.3 million and $15.6 million from operating cash flows to investing cash flows for the years ended December 31, 2017 and 2016, respectively.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for the year ended December 31, 2018.
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We elected to early adopt this standard as of January 1, 2017. See Note 10 for further information.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, primarily related to volatility in crude oil and petroleum products prices, soda ash prices, NaHS and NaOH prices, natural gas prices and interest rates. Our policy is to purchase only commodity products for which we have a market, and to structure our sales and purchase contracts so that price fluctuations for those products do not materially affect the Segment Margin we receive. We do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2018 were categorized as non-trading. On December 31, 2018 we had entered into NYMEX future contracts that will settle between January and April 2019 and NYMEX options contracts that will settle during January and March 2019.
Our Alkali Business relies on natural gas to generate heat and power for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. As of December 31, 2018 we had entered into NYMEX future contracts and over the counter swap contracts that will settle between January and December 2019.
This accounting treatment is discussed further in Note 19 to our Consolidated Financial Statements. We believe our hedging activities have been successful in helping to mitigate these risks.
The table below presents information about our open commodity derivative contracts at December 31, 2018. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2018 quoted market prices. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	349	Bbl	$51.48	$17,578	$(1,304)	$16,274
Natural Gas Swaps	MMBTU	502	MMBTU	$0.62	$3,120	$(1,149)	$1,971
Diesel	Bbl	2	Gal	$1.89	$159	$(17)	$142
#6 Fuel Oil	Bbl	382	Bbl	$51.41	$19,639	$(1,631)	$18,008
Natural Gas	MMBTU	137	MMBTU	$2.91	$4,839	$(166)	$4,673
RBOB Gas	Bbl	2	Gal	$1.35	$113	$(4)	$109

Buy (Long) Contracts:
Crude Oil	Bbl	234	Bbl	$49.37	$11,553	$(522)	$11,031
Diesel	Bbl	2	Gal	$1.85	$155	$(14)	$141
#6 Fuel Oil	Bbl	40	Bbl	$49.94	$1,998	$(123)	$1,875
Natural Gas	MMBTU	590	MMBTU	2.92	17,169	81	$17,250
RBOB Gas	Bbl	1	Gal	1.29	54	1	$55

Option Contracts
Written Contracts:
Crude Oil	Bbl	26	Bbl	$2.66	$69	$(21)	$48

We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts. Given the competitive advantages associated with our naturally produced soda ash as previously discussed (relative to that which is synthetically produced), we believe this somewhat mitigates market risk within our Alkali Business.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2018, we had $1.0 billion of debt outstanding under our credit facility. For the year ended December 31, 2018, a 10% change in LIBOR would have resulted in approximately a $5.9 million change in net income.
The Preferred Distribution Rate Reset Election of our Class A convertible preferred units is an embedded derivative that must be bifurcated from the related host contract, the preferred unit purchase agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, U.S. treasury rates and dividend yields to ultimately calculate the fair value of our Class A convertible preferred units with and without the Preferred Distribution Rate Reset Option. See Note 12 to our Consolidated Financial Statements for a discussion of embedded derivatives.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2018, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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

Collectively, members of the Davison family own approximately 10.3% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 10.2% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
On September 1, 2017, we sold $750 million of Class A convertible preferred units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our preferred units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive, attributable to any period ending after March 1, 2019.
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

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 28, 2019.

Name	Age	Position
Grant E. Sims	63	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	72	Director
James E. Davison	81	Director
James E. Davison, Jr.	52	Director
Sharilyn S. Gasaway	50	Director
Kenneth M. Jastrow II	71	Director
Jack T. Taylor	67	Director
Robert V. Deere	64	Chief Financial Officer
Edward T. Flynn	60	Executive Vice President
Richard R. Alexander	43	Vice President
Karen N. Pape	60	Senior Vice President and Controller
Kristen O. Jesulaitis	49	General Counsel
William S. Goloway	58	Vice President
Garland G. Gaspard	64	Senior Vice President
Chad A. Landry	55	Vice President
Ryan S. Sims	35	Vice President
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
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of another public company, Origin Bancorp, Inc., and serves on its finance and risk committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
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
Edward T. Flynn has served as Executive Vice President of our general partner and President, Genesis Alkali since we acquired that business from Tronox Ltd. in September 2017 (where he also previously served as Executive Vice President). Prior to joining Tronox, Mr. Flynn served as President FMC Minerals. He was previously President of FMC’s Industrial Chemicals Group.  Mr. Flynn is a member of the Board of Directors and Chairman of the Board for ANSAC.
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
Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2018.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2018 were:

•	Grant E. Sims, Chief Executive Officer;

•	Robert V. Deere, Chief Financial Officer;

•	Edward T. Flynn, Executive Vice President;

•	Richard R. Alexander, Vice President;

•	Chad A. Landry, Vice President.
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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2018, the G&C Committee engaged BDO, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
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
The peer group used for this market analysis in 2018 consisted of the following 17 companies in the energy industry: Boardwalk Pipeline Partners, Buckeye Partners, Calumet Specialty Products Partners, Crestwood Energy Partners, DCP Midstream, Enable Midstream Partners, Enbridge Energy Partners, EnLink Midstream Partners, Magellan Midstream Partners, MPLX, NGL Energy Partners, NuStar Energy, Summit Midstream Partners, Delek US Holdings, HollyFrontier Corp, SemGroup Corp, and Targa Resources Partners. These companies were selected as the compensation peer group for any or all of the following reasons:
1) they reflect our industry competitors for products and services;
2) they operate in similar markets or have comparable geographical reach;
3) they are of similar size and maturity to us; or
4) they are companies that have similar credit profiles to us and/or their growth or capital programs are similar to ours.
The G&C Committee reviews the peer group annually and may, from time to time, add or remove companies in order to assure the composition of the group meets the criteria outlined above.
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
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including annual and retention bonuses) is driven by the generation of Available Cash before Reserves (as defined in Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Measures") (which is an important metric of value for our unitholders) and our safety record with the goal of retention of key employees and NEOs. Our long term incentive plan is also linked to our generation of Available Cash before Reserves and safety record, as well as the partnership's leverage ratio.
Elements of Our Compensation Program and Compensation Decisions for 2018
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2018, the elements of our compensation program for the NEOs consisted of the following:

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
In April 2018, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the base salary of Mr. Sims was increased to $650,000, representing an increase from 2017 of 8%. This is his first salary increase since 2015. The base salaries of Messrs. Deere and Alexander were not increased from 2017 and remained unchanged in the amounts of $450,000 and $325,000, respectively. The base salary of Mr. Landry increased to $325,000, representing an increase from 2017 of 4% and the base salary of Mr. Flynn increased to $500,000, an increase of 4% from 2017.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2018 operational and financial performance, in the context of total NEO compensation, a discretionary bonus relating to 2018 was granted to Mr. Flynn of $730,000, in recognition of his leadership in his respective area and his individual contribution to the Partnership's performance. This bonus will be paid in March 2019, contingent upon Mr. Flynn's continued employment at that date. Further, it was determined by the G&C Committee that each NEO will be considered for a retention bonus for 2018, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2018, Messrs. Flynn, Alexander, and Landry were granted retention bonuses of $500,000, $180,000, and $240,000, respectively, to be paid in the following installments: 50% in September 2019 and 50% in September 2020 contingent upon continued employment at those dates. Given the near-term economic challenges faced by us and the industry generally, we believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them. Over the long term, the G&C committee intends to continue performance-based cash incentives as a cornerstone of our executive pay program.
Long-Term Incentive Compensation
We generally provide certain long-term compensation (cash and equity-based) to directors, officers, and certain employees through our long-term incentive compensation plans, or LTIPs. Our G&C Committee designs those awards to align the interests of plan participants with the interests of our long-term unitholders by promoting a sense of proprietorship and personal involvement in our development, growth, and financial success. Our LTIPs have given us flexibility to grant deferred compensation awards in the form of equity or cash-based compensation that vests outright or upon the satisfaction of one or more conditions that reward measurable service and performance, including the passage of time, continued employment, financial, and operating (including safety and environmental) metrics and the appreciation in our unit price over time.
For reasons discussed below, in 2018 our G&C Committee adopted our 2018 LTIP. Like our 2010 LTIP, our 2018 LTIP permits awards of equity-based compensation in the form of phantom units and distribution equivalent rights, or DERs. Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. DERs are tandem rights to receive on a quarterly basis an amount of cash equal to the amount of distributions that would have been paid on outstanding phantom units had they been limited partner units issued by us. In addition, our 2018 LTIP permits cash-based awards.
Our G&C Committee administers our LTIPs and has broad authority to grant awards under and alter, amend, or terminate our LTIPs. For example, our G&C Committee has the authority to determine (i) who (if anyone) will receive awards from time to time as well as (ii) the size, nature, terms and conditions of such award. Our G&C Committee also has the authority to adopt, alter, and repeal rules, guidelines and practices relating to our LTIPs and interpret our LTIPs. Our board of directors can terminate the our LTIPs at any time.
Prior to 2018, we have provided long-term-equity-based compensation for our officers, directors, and certain employees primarily in the form of phantom units and distribution equivalent rights, or DERs, with vesting conditions that were tied to continuing increases in our (i) quarterly distribution rate consistent with our then existing business strategy and (ii) our unit price.
In October 2017, our management completed a strategic review and analysis of our capital allocation program and decided that, due to dramatic changes in how the market views MLP units, it was in the best long-term interest of our unitholders to further strengthen our balance sheet and enhance our financial flexibility. We therefore implemented a strategy to re-allocate capital by, among other things, reducing our quarterly distribution rate per unit to $0.50 (from $0.71). That distribution reset immediately resulted in all outstanding 2010 LTIP performance based awards effectively becoming worthless. Consequently, management and the G&C Committee determined that we should change the basic structure of LTIP awards to better align the interests of our employee plan participants with the interests of our long-term unitholders by awards of deferred cash compensation (in lieu of phantom units) allocated between service vesting and performance vesting.
During 2018, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions.
During 2018, we also granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We establish grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
On April 10, 2018, the G&C Committee granted cash awards for both service and performance to each of our NEOs and certain employees under the 2018 LTIP.  All awards granted to NEOs were allocated as 20% service-based and 80% performance-based awards.  Contingent on continued employment on such date and satisfaction of the relevant performance standards, awards will vest between 20-420% of the cash grant value on April 10, 2021 and be paid in cash within 30 days thereafter.  For performance awards, vesting is dependent on the satisfaction of relevant performance conditions and achievement of unit appreciation multiplier thresholds.  Performance conditions include target levels of Available Cash before Reserves per unit, leverage ratios and safety metrics based upon such employee’s business unit, each measured for the quarter ending or as of December 31, 2020, as applicable. Our unit appreciation multiplier is based upon the closing price of our common units on April 9, 2021 as compared to $19.8515, the closing price for our units on their grant date, April 10, 2018.

For 2018, the G&C Committee established the following long-term incentive cash grant values for each of our NEOs:

2018
Name	Long-Term Incentive Cash Grant Value
Grant E. Sims	$1,800,000
Robert V. Deere	$600,000
Edward T. Flynn	$900,000
Richard R. Alexander	$600,000
Chad A. Landry	$400,000

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
Tax and Accounting Implications
For our equity-based and cash-based compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 17 of our Consolidated Financial Statements in Item 8.
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

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2018, 2017 and 2016.

Name & Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2018	$650,000	$—	$—	$193,201	$843,201
Chief Executive Officer	2017	600,000	1,400,000	593,428	309,287	2,902,715
(Principal Executive Officer)	2016	600,000	—	1,744,069	274,531	2,618,600
Robert V. Deere	2018	450,000	—	—	137,864	587,864
Chief Financial Officer	2017	450,000	450,000	445,063	187,018	1,532,081
(Principal Financial Officer)	2016	450,000	—	1,017,376	162,940	1,630,316
Edward T. Flynn (1)	2018	500,000	930,958	—	19,976	1,450,934
Executive Vice President	2017	160,680	63,004	—	2,596	226,280
Richard R. Alexander	2018	325,000	260,000	—	136,308	721,308
Vice President	2017	325,000	640,000	741,761	212,304	1,919,065
	2016	325,000	—	726,693	154,883	1,206,576
Chad A. Landry	2018	325,000	178,750	—	46,106	549,856
Vice President	2017	312,500	443,750	311,560	85,770	1,153,580
	2016	300,000	157,500	290,683	47,811	795,994

(1)
Mr. Flynn became an employee of the partnership on September 1, 2017 upon the acquisition of the Alkali business. The salary presented for 2017 represents his salary earned as an employee of the partnership.

(2)	The amounts shown represent any retention bonuses vested and paid during 2018, as well as any cash or special bonus awards earned relative to 2018 but paid subsequent to December 31, 2018.

(3)
The amounts shown in this column represent the aggregate grant date fair value for each NEO’s phantom units granted under our 2010 Long-Term Incentive Plan. The grant date fair value of each award was determined in accordance with accounting guidance for equity-based compensation and is based on the probable outcome of any underlying performance conditions. Assumptions used in the calculation of these amounts are included in Note 17 to our Consolidated Financial Statements in Item 8.

(4)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2018.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$13,750	$1,458	$177,993	$193,201
Robert V. Deere	$30,250	$1,458	$106,156	$137,864
Edward T. Flynn	$19,272	$704	$—	$19,976
Richard R. Alexander	$30,250	$1,458	$104,600	$136,308
Chad A. Landry	$27,266	$1,458	$17,382	$46,106
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs under the 2010 LTIP during 2018.

Grants of Plan-Based Awards in Fiscal Year 2018
The following table shows the cash-based awards granted to our NEOs in 2018.

		Estimated Future Payouts Under
		2018 LTIP (1)
Name	Grant Date	Threshold	Target	Maximum
Grant E. Sims	4/10/2018	1,080,000	1,800,000	3,240,000
Robert V. Deere	4/10/2018	360,000	600,000	1,080,000
Edward T. Flynn	4/10/2018	540,000	900,000	1,620,000
Richard R. Alexander	4/10/2018	360,000	600,000	1,080,000
Chad A. Landry	4/10/2018	240,000	400,000	720,000

(1)
Represents the dollar amount of cash to be paid to each NEO under awards granted on April 10, 2018, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2020, assuming no forfeitures and considering a 1.0 UAM. See additional discussion in "Long-Term Incentive Compensation" above relating to the 2018 LTIP.

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

Outstanding Equity Awards at December 31, 2018
The following table presents the information regarding the outstanding equity awards to our NEOs previously issued under the 2010 LTIP at December 31, 2018.

		Stock Awards (4)
Name	Grant Date	Equity Incentive Plan Awards: Number of Phantom Units that have not vested (#) (1)	Equity Incentive Plan Awards: Market Value of Phantom Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/11/2017			18,327	$—
	4/12/2016			57,089	$—
Robert V. Deere	4/11/2017			13,745	$—
	4/12/2016			33,302	$—
Edward T. Flynn	4/11/2017			—	$—
	4/12/2016			—	$—
Richard R. Alexander	4/11/2017			22,908	$—
	4/12/2016			23,787	$—
Chad A. Landry (3)	4/11/2017	3,848	79,769	5,774	$—
	4/12/2016	3,806	78,898	5,709	$—

(1)
The number of performance units in the table reflects a target performance payout. Service based units held by Mr. Landry do not specify threshold, target and maximum payouts levels. For additional information regarding Mr. Landry's units, please see note 3 below.

(2)
Due to the distribution reset in 2017, the distribution rate per unit was reset during 2017 to a level well below the threshold trigger on the outstanding phantom units. Therefore, we have reflected a market value of these outstanding awards of $0 as of December 31, 2018.

(3)
Phantom units outstanding for Mr. Landry include 3,806 and 3,848 service based units for 2016 and 2017 respectively. The remainder of the outstanding units held by Mr. Landry represented above are performance based units.

(4)	The phantom units granted on 4/11/2016 have a vest date of 4/11/2019 and the phantom units granted on 4/11/2017 have a vest date of 4/11/2020.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2018 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	38,470	$—
Robert V. Deere	14,427	$—
Edward T. Flynn	—	$—
Richard R. Alexander	12,824	$—
Chad A. Landry	6,412	$50,992
The phantom unit awards granted to our NEOs in 2015 vested on April 14, 2018. Pursuant to our 2010 LTIP, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested for the service based awards. Those phantom unit awards were paid in cash. As noted previously, due to the distribution reset during 2017, our performance based awards that vested during 2018 had a fair value of $0 upon vesting.
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
Under a change of control under the 2018 LTIP, the unvested service tranche of the cash award granted shall become fully vested and the unvested performance tranche of the cash award granted shall vest at 150% of the performance metric.
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

Based upon a hypothetical termination date of December 31, 2018, the termination benefits for Messrs. Sims, Deere, Flynn, Alexander and Landry for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2018, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$325,000
Healthcare	25,447
Total	$350,447
If termination occurs due to death or disability, Messrs. Sims, Deere, Flynn, Alexander and Landry would vest in outstanding phantom unit awards under our 2010 and 2018 LTIP plans. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2018 would result in payments under the 2010 and 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$1,800,000
Robert V. Deere	$600,000
Edward T. Flynn	$900,000
Richard A. Alexander	$600,000
Chad A. Landry	$558,667

Based on a hypothetical simultaneous change of control and termination date of December 31, 2018, the change of control termination benefits for Messrs. Sims, Deere, Flynn, Alexander and Landry would have been as follows:

	Grant E. Sims	Robert V. Deere	Edward T. Flynn	Richard R. Alexander	Chad A. Landry
Severance pursuant to employment agreement	$—	$—		$325,000	$—
Healthcare	$—	$—		$25,447	$—
Cash payment for vested phantom units under 2010 LTIP	—	—	—	—	$158,667
Cash payment for vested awards under 2018 LTIP	$2,520,000	$840,000	$1,260,000	$840,000	$560,000
Total	$2,520,000	$840,000	$1,260,000	$1,190,447	$718,667
Director Compensation in Fiscal Year 2018
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$80,000	$100,000	$20,473	$200,473
James E. Davison, Jr.	$80,000	$100,000	$20,473	$200,473
Sharilyn S. Gasaway	$102,500	$112,500	$23,031	$238,031
Kenneth M. Jastrow II	$92,500	$112,500	$23,031	$228,031
Conrad P. Albert	$92,500	$102,500	$20,986	$215,986
Jack T. Taylor	$92,500	$102,500	$20,986	$215,986

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2018 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 10,507 outstanding phantom units, Messrs. Jastrow, Albert, Taylor and Ms. Gasaway hold 11,819, 10,769, 10,769 and 11,819 outstanding phantom units, respectively.

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
We identified the median employee initially as of December 31, 2017 as a part of our 2017 10-K disclosure, and have noted no significant changes to our employee population or employee compensation arrangements for the period ended December 31, 2018 that would result in a significant change in the pay ratio disclosure. As such, we have elected to utilize the same median employee and utilize their 2018 total cash compensation for the year ended December 31, 2018. As of December 31, 2018, the company had 2,130 employees, including 2,118 full-time employees, and 12 part-time and seasonal employees.
Consistent with Item 402(u), we initially excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s “Publication 15A: Employer’s Supplemental Tax Guide.  We did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of our employees are located in the United States, including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.

After identifying the median employee based on total cash compensation, we calculated the annual total compensation for that employee using the same methodology we use for our named executive officers as set forth in the 2018 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO had 2018 annual total compensation of $843,201, as reflected in the Summary Compensation Table.  Our median employee’s annual total compensation for 2018 was $118,176.  Based on this information, Mr. Sims’ total annual compensation was approximately seven times that of our median employee in 2018 or 7:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
The following table sets forth certain information as of February 28, 2019, regarding the beneficial ownership of our units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the persons named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,476,282	(2)	2.8%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	4.3%	13,648	34.1%
Sharilyn S. Gasaway	279,445		*	1,081	2.7%
Kenneth M. Jastrow II	50,000		*	—	—
Jack T. Taylor	12,865		*	—	—
Grant E. Sims	3,000,000	(4)	2.4%	7,087	17.7%
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	28,216		*	—	—
Richard R. Alexander	15,500	(5)	*	—	—
Karen N. Pape	152,131		*	—	—
Kristen O. Jesulaitis	—		*	—	—
Ryan S. Sims	4,300		*	—	—
William S. Goloway	2,400		*	—	—
Garland G. Gaspard	1,247		*	—	—
Chad A. Landry	20,000		*	—	—
All directors and executive officers as a group (16 in total)	13,201,305		10.8%	32,321	80.8%

Steven K. Davison	1,892,398	(6)	1.5%	7,676	19.2%
Chickasaw Capital Management, LLC	10,903,352		8.9%	—
OppenheimerFunds, Inc.	16,568,057		13.5%	—
Alerian MLP ETF	10,845,157		8.9%	—
Clearbridge Investments, LLC	9,800,863		8.0%	—
Harvest Fund Advisors, LLC	6,239,022		5.1%

*	Less than 1%

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

With regards to our Class A Convertible Preferred Units, beneficial owners include Rodeo Finance Aggregator LLC and GSO Rodeo Holdings LP, each of whom beneficially owns 12,486,299 Class A Convertible Preferred Units as of February 28, 2019.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2018. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2018, Mr. Sims (our CEO and a director) had two sons that worked for us- one as vice president of finance, planning and corporate development and the other as vice president and general manager of refined products. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our onshore facilities and transportation department in 2018. In the aggregate, these family members received total W-2 compensation of less than $1,100,000.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Ernst & Young and Deloitte & Touche LLP for the years ended December 31, 2018 and 2017.

	2018	2017
	(in thousands)
Audit Fees (1)	$2,977	$2,867
Tax Fees (2)	—	1,308
All Other Fees (3)	8	4
Total	$2,985	$4,179

(1)
Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles. In addition, this includes fees paid to both Ernst & Young and Deloitte during 2017, as effective June 2017 we changed our registered independent public accounting firm from Deloitte to Ernst & Young.

(2)	Includes fees for tax return preparation and tax consultations.

(3)	Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Ernst & Young and Deloitte in 2018 and 2017 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Ernst & Young and Deloitte in 2018 and 2017, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young, Deloitte and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
4.2	Form of Common Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to Form 10-K filed on March 17, 2008, File No. 001-12295)
4.3	Davison Unitholder Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 31, 2007, File No. 001-12295).
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

4.12
Indenture for 5.75% Senior Subordinated Notes due 2021, dated February 8, 2013 among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 11, 2013, File No. 001-12295).

4.13
First Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to Form 10-K filed on February 27, 2014, File No. 001-12295).

4.14
Second Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of May 7, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.27 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.15
Third Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.28 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.16
Fourth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.29 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.17
Fifth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.30 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.18
Sixth Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.31 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.19
Seventh Supplemental Indenture for 5.75% Senior Subordinated Notes due 2021, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.32 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.20
Eighth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.21
Ninth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.22
Tenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.23
Eleventh Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.41 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.24
Twelfth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.25
Thirteenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee.

4.26
Fourteenth Supplemental Indenture for 5.75% Senior Notes due 2021, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National association, as trustee.

4.27
Indenture for 5.625% Senior Notes due 2024, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2014, File No. 001-12295).

4.28
Supplemental Indenture for the Issuer's 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on May 15, 2014, File No. 001-12295).

4.29
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.35 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.30
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.36 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.31
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.32
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.38 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.33
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.39 to Form 10-K filed on February 27, 2015, File No. 001-12295).

4.34
Seventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.35
Eighth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.36
Ninth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of September 22, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-12295).

4.37
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.52 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.38
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.39
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

4.41
Fourteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 001-12295).

4.42
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.43
Supplemental Indenture for the Issuers' 6.000% Senior Notes due 2023, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 21, 2015, File No. 001-12295).

4.44
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.45
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.46
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

4.47
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

4.48
Sixth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.59 to Form 10-K filed on February 26, 2016, File No. 001-12295).

4.49
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

4.50
Eighth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee.

4.51
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

4.52
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

4.54
Twelfth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022, 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Current Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 001-12295).

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

10.8
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 28, 2018, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on August 31, 2018, File No. 333-177012).

10.9
Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October  11, 2018, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 11, 2018, File No. 001-12295).

	10.10
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2010, File No. 001-12295).

	10.11
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

	10.16	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
	10.17	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.18	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.19	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.20
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10K dated February 27, 2015, File No. 001-12295).

	10.21
Class A Convertible Preferred Unit Purchase Agreement, dated August 2, 2017, by and between Genesis Energy, L.P., and the purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2017, File No. 001-12295).

	10.22
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

	11.1		Statement Regarding Computation of Per Share Earnings (See Notes 2 and 13 of the Notes to the Consolidated Financial Statements).
*	21.1		Subsidiaries of the Registrant.
*	23.1		Consent of Ernst & Young LLP.
*	23.2		Consent of Ernst & Young LLP.
*	23.3		Consent of Deloitte & Touche LLP.
*	23.4		Consent of Deloitte & Touche LLP.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	95		Mine Safety Disclosure Exhibit
*	101.INS		XBRL Instance Document.

*	101.SCH	XBRL Schema Document.
*	101.CAL	XBRL Calculation Linkbase Document.
*	101.LAB	XBRL Label Linkbase Document.
*	101.PRE	XBRL Presentation Linkbase Document.
*	101.DEF	XBRL Definition Linkbase Document.

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 28, 2019	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 28, 2019
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 28, 2019
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 28, 2019
/s/ JAMES E. DAVISON James E. Davison	Director	February 28, 2019
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 28, 2019
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 28, 2019
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 28, 2019
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 28, 2019

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income(loss), partners’ capital and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated
February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2017.
Houston, Texas
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Genesis Energy, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesis Energy, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income(loss), partners’ capital and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Genesis Energy, LLC and Unitholders of
Genesis Energy, L.P.
Houston, Texas

We have audited the accompanying consolidated statements of operations, partners’ capital, and cash flows of Genesis Energy, L.P. and subsidiaries (the "Partnership") for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Genesis Energy, L.P. and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2017

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,300	$9,041
Accounts receivable—trade, net	323,462	495,449
Inventories	73,531	88,653
Other	35,986	42,890
Total current assets	443,279	636,033
FIXED ASSETS, at cost	5,440,858	5,601,015
Less: Accumulated depreciation	(1,023,825)	(734,986)
Net fixed assets	4,417,033	4,866,029
MINERALS LEASEHOLDS, net of accumulated depletion	560,481	564,506
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	116,925	125,283
EQUITY INVESTEES	355,085	381,550
INTANGIBLE ASSETS, net of amortization	162,602	182,406
GOODWILL	301,959	325,046
OTHER ASSETS, net of amortization	121,707	56,628
TOTAL ASSETS	$6,479,071	$7,137,481
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$127,327	$270,855
Accrued liabilities	205,507	185,409
Total current liabilities	332,834	456,264
SENIOR SECURED CREDIT FACILITY	970,100	1,099,200
SENIOR UNSECURED NOTES, net of debt issuance costs	2,462,363	2,598,918
DEFERRED TAX LIABILITIES	12,576	11,913
OTHER LONG-TERM LIABILITIES	259,198	256,571
Total liabilities	4,037,071	4,422,866

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 24,438,022 and 22,411,728 issued and outstanding at December 31, 2018 and 2017, respectively	761,466	697,151

COMMITMENTS AND CONTINGENCIES (Note 22)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 122,579,218 units issued and outstanding at December 31, 2018 and 2017, respectively	1,690,799	2,026,147
Accumulated other comprehensive income (loss)	939	(604)
Noncontrolling interests	(11,204)	(8,079)
Total partners' capital	1,680,534	2,017,464
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,479,071	$7,137,481
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Offshore pipeline transportation services	$284,544	$318,239	$334,679
Sodium minerals and sulfur services	1,174,434	462,622	171,503
Marine transportation	219,937	205,287	213,021
Onshore facilities and transportation	1,233,855	1,042,229	993,290
Total revenues	2,912,770	2,028,377	1,712,493
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	1,037,688	866,458	823,524
Onshore facilities and transportation operating costs	89,042	102,189	101,103
Marine transportation operating costs	172,527	154,606	142,551
Sodium minerals and sulfur services operating costs	912,491	333,918	91,443
Offshore pipeline transportation operating costs	66,668	72,065	79,624
General and administrative	66,898	66,421	45,625
Depreciation, depletion and amortization	313,190	252,480	222,196
Impairment expense	126,282	—	—
Gain on sale of assets	(42,264)	(40,311)	—
Total costs and expenses	2,742,522	1,807,826	1,506,066
OPERATING INCOME	170,248	220,551	206,427
Equity in earnings of equity investees	43,626	51,046	47,944
Interest expense	(229,191)	(176,762)	(139,947)
Other income (expense)	5,023	(16,715)	—
Income (loss) from operations before income taxes	(10,294)	78,120	114,424
Income tax benefit (expense)	(1,498)	3,959	(3,342)
NET INCOME (LOSS)	(11,792)	82,079	111,082
Net loss attributable to noncontrolling interests	5,717	568	2,167
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(6,075)	$82,647	$113,249
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(69,801)	(21,995)	—
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(75,876)	$60,652	$113,249
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$(0.62)	$0.50	$1.00
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	121,546	113,433
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	(11,792)	82,079	111,082
Other comprehensive income (loss):
Decrease (increase) in benefit plan liability	1,543	(604)	—
Total Comprehensive income (loss)	(10,249)	81,475	111,082
Comprehensive loss attributable to non-controlling interests	5,717	568	2,167
Comprehensive income (loss) attributable to Genesis Energy, L.P.	(4,532)	82,043	113,249
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
December 31, 2015	109,979	$2,029,101	$(8,350)	$—	$2,020,751
Net income (loss)	—	113,249	(2,167)	—	111,082
Cash distributions to partners, net	—	(310,039)	—	—	(310,039)
Cash contributions from noncontrolling interests	—	—	236	—	236
Issuance of common units for cash, net (Note 12)	8,000	298,020	—	—	298,020
December 31, 2016	117,979	2,130,331	(10,281)	—	2,120,050
Net income (loss)	—	82,647	(568)	—	82,079
Cash distributions to partners, net	—	(321,875)	—	—	(321,875)
Cash contributions from noncontrolling interests	—	—	2,770	—	2,770
Issuance of common units for cash, net (Note 12)	4,600	140,513	—	—	140,513
Other comprehensive loss	—	—	—	(604)	(604)
Distributions to preferred unitholders	—	(5,469)	—	—	(5,469)
December 31, 2017	122,579	2,026,147	(8,079)	(604)	2,017,464
Impact of adoption of ASC 606	—	(3,550)	—	—	(3,550)
Partners’ capital, January 1, 2018	122,579	2,022,597	(8,079)	(604)	2,013,914
Net loss(1)	—	(6,075)	(5,717)	—	(11,792)
Cash distributions to partners, net	—	(257,416)	—	—	(257,416)
Cash contributions from noncontrolling interests	—	—	2,592	—	2,592
Other comprehensive income	—	—	—	1,543	1,543
Distributions to preferred unitholders	—	(68,307)	—	—	(68,307)
December 31, 2018	122,579	$1,690,799	$(11,204)	$939	$1,680,534
(1) Net loss includes $69.8 million attributable to preferred unitholders accumulated as of December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,792)	$82,079	$111,082
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	313,190	252,480	222,196
Provision for leased items no longer in use	—	12,589	—
Gain on sale of assets	(42,264)	(40,311)	—
Impairment expense	126,282	—	—
Amortization and write-off of debt issuance costs and premium or discount	12,165	13,103	10,138
Amortization of unearned income and initial direct costs on direct financing leases	(13,035)	(13,747)	(14,395)
Payments received under direct financing leases	20,668	20,668	20,672
Equity in earnings of investments in equity investees	(43,626)	(51,046)	(47,944)
Cash distributions of earnings of equity investees	42,735	47,316	50,281
Non-cash effect of long-term incentive compensation plans	3,941	(5,775)	6,558
Deferred and other tax benefits	663	(4,060)	2,142
Unrealized (gains) losses on derivative transactions	(11,795)	10,943	1,287
Other, net	(4,941)	(10,839)	11,385
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 16)	(2,152)	10,156	(90,650)
Net cash provided by operating activities	390,039	323,556	282,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(195,367)	(250,593)	(463,100)
Cash distributions received from equity investees—return of investment	28,979	35,582	36,939
Investments in equity investees	(3,018)	(4,647)	—
Acquisitions	—	(1,325,759)	(25,394)
Contributions in aid of construction costs	—	124	13,374
Proceeds from asset sales	310,099	85,722	3,609
Other, net	—	—	(151)
Net cash used in (provided by) investing activities	140,693	(1,459,571)	(434,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	980,700	1,458,700	1,115,800
Repayments on senior secured credit facility	(1,109,800)	(1,637,700)	(952,600)
Proceeds from issuance of senior unsecured notes	—	1,000,000	—
Proceeds from issuance of Class A convertible preferred units, net	—	726,419	—
Repayment of senior unsecured notes	(145,170)	(204,830)	—
Debt issuance costs	(242)	(25,913)	(1,578)
Issuance of common units for cash, net	—	140,513	298,020
Contributions from noncontrolling interests	2,592	2,770	236
Distributions to common unitholders	(257,416)	(321,875)	(310,039)
Other, net	(137)	(57)	(1,734)
Net cash provided by (used in) financing activities	(529,473)	1,138,027	148,105
Net increase (decrease) in cash and cash equivalents	1,259	2,012	(3,866)
Cash and cash equivalents at beginning of period	9,041	7,029	10,895
Cash and cash equivalents at end of period	$10,300	$9,041	$7,029
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth-oriented master limited partnership focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprise and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, Alkali Business, refinery-related plants, storage tanks and terminals, railcars, rail loading and unloading facilities, barges and other vessels, and trucks. We were formed in 1996 and are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
On September 1, 2017, we acquired our trona and trona-based exploring, mining, processing, soda ash production, marketing and selling business (our "Alkali Business") for approximately $1.325 billion in cash. We funded that acquisition and the related transaction costs with proceeds from a $750 million private placement of convertible preferred units, a $550 million public offering of notes, our revolving credit facility, and cash on hand. We report the results of our Alkali Business in our sodium minerals and sulfur services segment, which includes our Alkali Business as well as our legacy refinery services operations.
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
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2018 and 2017 and our results of operations, statements of comprehensive income(loss), changes in partners’ capital and cash flows for the years ended December 31, 2018, 2017 and 2016. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including, in our offshore pipeline transportation segment, a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (or "Poseidon"), a 25.7% interest in Neptune Pipeline Company, LLC and a 29% interest in Odyssey Pipeline L.L.C. (or "Odyssey"). We account for our investments in these joint ventures by the equity method of accounting. See Note 9.

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
Inventories
Our inventories are valued at the lower of cost and net realizable value. With the exception of our Alkali Business, cost is determined principally under the average cost method within specific inventory pools.
Within our Alkali Business, the cost of inventories are determined using the FIFO, except for materials and supplies which are recorded at average cost, and raw materials which are recorded at standard cost, which approximates actual cost.
Fixed Assets and Mineral Leaseholds
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 5 to 40 years for pipelines and related assets, 20 to 30 years for marine vessels, 3 to 30 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 20 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
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

Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, CO2 pipelines, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. Accretion of the discount increases the liability and is recorded to expense. See Note 7.
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
We review our direct financing lease arrangements for credit risk. Such review includes consideration of the credit rating and financial position of the lessee. See Note 8.
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
Costs incurred in connection with our credit facilities and their related amendments have historically been capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization. Certain of our capitalized debt issuance costs related to our respective issuances of notes are classified as reductions in long-term debt.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired. We evaluate, and test if necessary, goodwill for impairment annually at October 1, and more frequently if indicators of impairment are present. During the evaluation, we may perform a qualitative assessment of relevant events and circumstances to determine the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not necessary. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. If the calculated fair value of the reporting unit exceeds its carrying value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its carrying value including associated goodwill amounts, the goodwill of that reporting unit is considered to be impaired and a charge to earnings must be recorded. The impact to earnings is the excess amount of carrying value over fair value, however the charge is not to exceed the total amount of goodwill allocated to the reporting unit under evaluation. See Note 10 for further information.
Environmental Liabilities
We provide for the estimated costs of environmental contingencies when liabilities are probable to occur and a reasonable estimate of the associated costs can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.
Equity-Based Compensation
Our phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units include both service-based and performance-based awards. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. See Note 17 for more information.
Revenue Recognition
We recognize revenue across our operating segments upon the satisfaction of of their respective performance obligations. Refer to Note 3 for additional details on what constitutes a performance obligation in each of our businesses.
Cost of Sales and Operating Expenses
Onshore facilities and transportation operating and product costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels , including personnel costs, fuel and maintenance of our or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
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
In addition, we have determined that certain provisions in our Class A Convertible Preferred units represent an embedded derivative which must be bifurcated and recorded at fair value, with changes in fair value in respective periods being recorded in our Consolidated Statements of Operations. See Note 19 for further information on these items.
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
Business Acquisitions
For acquired businesses, we apply the acquisition method and generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. See Note 4 for more information regarding our acquisition accounting and recording of acquisition costs.
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
We have reviewed the practical expedients that are available to facilitate the adoption process. We have elected to take the "package" of practical expedients set out in the standard, which must be elected together. The items within the package stipulate that an entity need not reassess: (1) if expired or existing contracts contain leases, (2) lease classification for previously-assessed leases under ASC 840, and (3) initial direct costs for existing leases. We have also elected to adopt the practical expedient relating to the separation of lease and non-lease components as well as the easement and right of way expedient. Finally we have elected to utilize the optional transition method which allows the company to only apply the new lease standard at the date of adoption while comparative periods will be presented under the previous lease guidance. We will not adopt the hindsight practical expedient.
As a result of adopting the new lease standard, we expect an impact on our consolidated balance sheet from the recognition of a right-of-use asset and the corresponding lease liability of less than $250 million. We do not expect a material impact to partners capital as a result of our transition adjustment.
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $15.3 million and $15.6 million from operating cash flows to investing cash flows for the years ended December 31, 2017 and 2016, respectively.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for the year ended December 31, 2018.
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We elected to early adopt this standard as of January 1, 2017. See Note 10 for further information.

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

Current Impact of New Revenue Recognition Guidance
The tables below summarize the impact of adoption on our consolidated balance sheet and statement of operations as of and for the year ended December 31, 2018:

	As of December 31, 2018
Consolidated Balance Sheet	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)
ASSETS
Accounts receivable-trade, net	$323,462	$371,490	$(48,028)
Inventories	73,531	69,367	4,164
Other Assets, net of amortization	121,707	49,466	72,241

LIABILITIES AND CAPITAL
Other Long-Term Liabilities	259,198	232,927	26,271
Partners' Capital	1,690,799	1,688,693	2,106

	Year ended December 31, 2018
Consolidated Statement of Operations	As Reported	Without adoption of ASC 606	Effect of Change Increase/(Decrease)

Offshore pipeline transportation services	$284,544	$277,915	$6,629
Sodium minerals and sulfur services	1,174,434	1,071,634	102,800
Marine transportation	219,937	219,937	—
Onshore facilities and transportation	1,233,855	1,233,855	—
Total revenues	2,912,770	2,803,341	109,429

Onshore facilities and transportation product costs	1,037,688	1,037,688	—
Onshore facilities and transportation operating costs	89,042	89,042	—
Marine transportation operating costs	172,527	172,527	—
Sodium minerals and sulfur services operating costs	912,491	808,718	103,773
Offshore pipeline transportation operating costs	66,668	66,668	—

OPERATING INCOME	170,248	164,592	5,656
The effects of changes pursuant to ASC 606 in the tables above are attributable to our offshore pipeline transportation services operating segment and our sodium minerals and sulfur services operating segment.
In our offshore pipeline transportation services segment, we have certain contracts with customers that contain tiered pricing structures that are dependent upon reaching certain cumulative milestones of throughput volumes on our pipelines. In addition, we have a contract that contains fixed and variable consideration for us to stand ready to provide firm reservation capacity for a fixed minimum quantity on our pipeline. Pursuant to the new guidance, we have allocated our estimated total transaction price over the life of the contract to the related performance obligation and recognized the effects in our Consolidated Financial Statements. In our sodium minerals and sulfur services operating segment, specifically our legacy refinery services business, we have two distinct performance obligations, including the completion of our refinery sulfur removal process, for which we receive in-kind consideration, and our sale of NaHS to our customers. As a result, we have recorded revenue and the related cost of sales in the Consolidated Financial Statements for the year ended December 31, 2018 for services performed for the in-kind consideration for our services. Further discussion of our performance obligations by type and segment are below.
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the year ended December 31, 2018:

	Year Ended December 31,
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$156,266	$—	$284,544	$219,937	$660,747
Product Sales	1,077,589	1,071,634	—	—	2,149,223
Refinery Services	—	102,800	—	—	102,800
	$1,233,855	$1,174,434	$284,544	$219,937	$2,912,770

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

Service contracts generally contain a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over the contract period, and therefore qualify as a single performance obligation that is satisfied over time. The customer receives and consumes the benefit of our services simultaneously with the provision of those services.

Offshore Pipeline Transportation
Revenue from our offshore pipelines is generally based upon a fixed fee per unit of volume (typically per Mcf of natural gas or per barrel of crude oil) gathered, transported, or processed for each volume delivered. Fees are based either on contractual arrangements or tariffs regulated by the FERC. Certain of our contracts include a single performance obligation to stand ready, on a monthly basis, to provide capacity on our assets. Revenue associated with these fee-based services is recognized as volumes are delivered over the performance obligation period.

In addition to the offshore pipeline transportation revenue discussed above, we also have certain contracts with customers in which we earn either demand-type fees or firm capacity reservation fees. These fees are charged to a customer regardless of the volume the customer actually delivers to the platform or through the pipeline.

In addition to these offshore pipeline transportation services revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, our performance obligation does not change throughout the life of the contract. Therefore revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates will be reassessed at each reporting period as required. Billings to our customers are reflected at the contract rate. The difference between the consideration received from our customers from invoicing compared to the revenue recognized creates a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset.

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

Pricing for our services is determined through a variety of mechanisms, including specified contract pricing or regulated tariff pricing. The consideration we receive under these contracts is variable, as the total volume of the commodity to be transported is unknown at contract inception. At the end of a day or month (as specified in the contract), both the price and volume are known (or “fixed”) in order to allow us to accurately calculate the amount of consideration we are entitled to invoice. The measurement of these services and invoicing occurs on a monthly basis.

Pipeline Loss Allowances
To compensate us for bearing the risk of volumetric losses of crude oil in transit in our pipelines (for our onshore and offshore pipelines) due to temperature, crude quality, and the inherent difficulties of measurement of liquids in a pipeline, our tariffs and agreements allow for us to make volumetric deductions for quality and volumetric fluctuations. We refer to these deductions as pipeline loss allowances ("PLA"). We compare these allowances to the actual volumetric gains and losses of the pipeline and the net gain or loss is recorded as revenue or a reduction of revenue. As the allowance is related to our pipeline transportation services, the performance obligation is the obligation to transport and deliver the barrels and is considered a single obligation.

When net gains occur, we have crude oil inventory. When net losses occur, we reduce any recorded inventory on hand and record a liability for the purchase of crude oil required to replace the lost volumes. Under ASC 606, we record excess oil as non-cash consideration in the transaction price on a net basis. The net oil recorded is valued at the lower of cost or net realizable value using the market price of crude oil during the month the product was transported. The crude oil in inventory can then be sold at current prevailing market prices, resulting in additional revenue if the sales price exceeds the inventory value when control transfers to the customer.

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

Our performance obligation consists of providing transportation services using our vessels for a single day either under a term or spot based contract. The transaction price is usually fixed per the contract either as a day rate or as a lump sum to be allocated over the days required to complete the service. Revenue is recognizable as the transportation service utilizing our vessels occurs, as the customer simultaneously receives and consumes these services as they are provided. If provided in the contract, certain items such as fuel or operational costs can be rebilled to the customer in the same period in which the costs are incurred. In the event the timing of a trip to provide our services crosses a reporting period under a lump sum fee contract, the revenue earned is accrued based on the progress completed in the current period on the related performance obligation as we are entitled to payment for each day. Customer invoicing occurs at the completion of a trip, or earlier at the customer’s request.

Product Sales
Sodium Minerals and Sulfur Services
Product sales in our sodium minerals and sulfur services segment primarily involve the sales of caustic soda, NaHS, soda ash and other alkali products. As it relates to revenue recognition, these sales transactions contain a single performance obligation, which is the delivery of the product to the customer at the agreed upon point of sale. For some transactions, control of product transfers to the customer at the shipping point, but we are obligated to arrange for shipment of the product as directed by the customer. Rather than treating these shipping activities as separate performance obligations, our policy is to account for them as fulfillment costs in accordance with ASC 606.

The transaction price for these product sales are determined by specific contracts, typically at a fixed rate or based on a market or indexed rate. This pricing is known, or is “fixed,” at the time of revenue recognition. Invoicing and related payment terms are in accordance with industry standard or contract specification based on final pricing. The entirety of the transaction price is allocated to the performance obligation, which is delivery of the product at the agreed upon point of sale. As this type of revenue is earned at a point in time, there is no allocation of transaction price to future performance obligations.

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

Pricing is designated within the contracts and is either fixed, index-based or formulaic, utilizing an average price for the month or for a specified range of days, regardless of when delivery occurs. In either case, pricing is known at the time of invoicing. The entirety of the consideration is allocated to a single performance obligation, which is delivery of the product to a specified location. As this type of revenue is earned at a point in time, there is no allocation of transaction price to future performance obligations.

Refinery Services
Our refinery services business primarily provides sulfur extraction services to refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses caustic soda to act as a scrubbing agent at a prescribed temperature and pressure to remove sulfur. The technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. Units of NaHS are produced ratably as a gas stream is processed. We obtain control and ownership of the NaHS immediately upon production, which constitutes the sole consideration that we received for our sulfur removal services. We later market this product to third parties as part of our product sales, as described above. As part of some of our arrangements, we pay a refinery access fee (“RSA fee”) for any benefits received by virtue of our plant’s proximity to the customer’s refinery. Our RSA fee is recorded as a reduction of revenue.

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
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at January 1, 2018 and December 31, 2018:

	Contract Assets	Contract Liabilities
	Non-Current	Non-Current
Balance at January 1, 2018	$59,204	$19,864
Balance at December 31, 2018	72,241	26,271

During the year ended December 31, 2018, there were no balances that were previously classified as contract liabilities at the beginning of the period that were recognized as revenues. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2018. However, ASC 606 provides the following practical expedients and exemptions that we utilized:

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Marine Transportation	Onshore Facilities and Transportation

2019	$74,200	$27,010	$65,436
2020	51,256	20,128	57,090
2021	34,562	—	20,139
2022	22,828	—	4,283
2023	12,076	—	—
Thereafter	123,371	—	—
Total	$318,293	$47,138	$146,948

4. Acquisitions
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
We have reflected the financial results of our Alkali Business in our sodium minerals and sulfur services segment from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed and the fair values were developed by management with the assistance of a third-party valuation firm. Our finalized purchase price allocation remains unchanged from what was disclosed in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Fixed assets identified in connection with our valuation and purchase price allocation include the related facilities, machinery and equipment associated with our Alkali Business, principally at our Green River, Wyoming operations. These assets will be depreciated under the straight line method and have useful lives ranging from 2 to 30 years. Mineral leaseholds include the trona reserves at our Green River, Wyoming facility and are depleted over their useful lives as determined by the units of production method. Other long-term liabilities contains various items including assumed employee benefit plan obligations. Other items principally consist of working capital items of our Alkali Business as acquired on September 1, 2017.

Our Consolidated Financial Statements include the results of our Alkali Business since September 1, 2017, the closing date of the acquisition. The following table presents selected financial information included in our Consolidated Financial Statements for the periods presented:

Year Ended December 31,
2017
Revenues	277,011
Net income	42,014
The table below presents selected unaudited pro forma financial information incorporating the historical results of our Alkali Business. The pro forma financial information below has been prepared as if the acquisition had been completed on January 1, 2016 and is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using historical financial data of our trona and trona-based exploring, mining, processing, producing, marketing and selling business and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had our Alkali Business acquisition been completed on January 1, 2016. Pro forma net income includes the effects of distributions on preferred units and interest expense on incremental borrowings. The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method.

	Year Ended December 31,
	2017	2016
Pro forma consolidated financial operating results:
Revenues	$2,549,438	$2,498,293
Net Income Attributable to Genesis Energy, L.P.	108,392	156,700
Net Income Available to Common Unitholders	42,768	91,076
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.50	$1.00
Pro forma net income per common unit, basic and dilutive	$0.35	$0.80
As relating to our Alkali Business acquisition, we incurred approximately $12.0 million in acquisition related costs through December 31, 2017, and incurred an additional $2.0 million during the year ended December 31, 2018. Such costs are included as "General and Administrative costs" on our Consolidated Statement of Operations.

5. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2018	2017
Accounts receivable - trade	$330,855	$503,917
Allowance for doubtful accounts	(7,393)	(8,468)
Accounts receivable - trade, net	$323,462	$495,449

The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2018	2017	2016
Balance at beginning of period	$8,468	$6,505	$1,446
Charged to costs and expenses, net of recoveries	31	2,001	6,463
Amounts written off	(1,106)	(38)	(1,404)
Balance at end of period	$7,393	$8,468	$6,505
6. Inventories
The major components of inventories were as follows:

	December 31,
	2018	2017
Petroleum products	$12,203	$8,731
Crude oil	8,379	29,873
Caustic soda	10,372	5,755
NaHS	12,400	8,277
Raw materials - Alkali Operations	5,952	4,550
Work-in-process - Alkali Operations	2,322	7,355
Finished goods, net - Alkali Operations	11,402	14,075
Materials and supplies, net - Alkali Operations	10,490	10,030
Other	11	7
Total	$73,531	$88,653
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were recorded below cost by approximately $1.0 million as of December 31, 2018 and were not recorded below cost as of December 31, 2017; therefore we reduced the value of inventory in our Consolidated Financial Statements for this difference.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2018	2017
Crude oil pipelines and natural gas pipelines and related assets	$2,918,285	$3,028,657
Alkali facilities, machinery, and equipment	533,924	497,601
Onshore facilities, machinery, and equipment	639,023	692,364
Transportation equipment	20,102	21,483
Marine vessels	951,597	918,953
Land, buildings and improvements	222,242	223,186
Office equipment, furniture and fixtures	20,505	18,112
Construction in progress	94,025	151,768
Other	41,155	48,891
Fixed assets, at cost	5,440,858	5,601,015
Less: Accumulated depreciation	(1,023,825)	(734,986)
Net fixed assets	$4,417,033	$4,866,029
Mineral Leaseholds
Our Mineral Leaseholds, relating to our acquired Alkali Business, consist of the following:

	December 31, 2018	December 31, 2017
Mineral leaseholds	566,019	566,019
Less: Accumulated depletion	(5,538)	(1,513)
Mineral leaseholds, net	$560,481	$564,506

Depreciation expense was $286.0 million, $226.0 million and $194.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Depletion expense was $4.0 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.
On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets, included in our Onshore Facilities and Transportation segment, and received total net proceeds of approximately $300 million. This sale resulted in a gain of $38.9 million recorded in Gains on assets sales in the Consolidated Statements of Operations. Additionally, we recorded an impairment expense of $21.2 million on our remaining non-core midstream assets in the Powder River Basin as the carrying value exceeded the fair value in the current market at December 31, 2018.
During 2018, we also recorded impairment expense of $82.0 million associated with certain of our non-core offshore gas assets in the Gulf of Mexico due to a change in contractual arrangements during the fourth quarter. Included in this amount is the acceleration in timing of the abandonment of one of our offshore hub platforms and pipelines and the write-off of its associated asset retirement obligation assets. The fair value of our assets was determined based on present value techniques.
During 2017, we sold certain non-core natural gas gathering and platform assets in the Gulf of Mexico included in our offshore pipeline transportation services segment, as well as certain onshore terminal facilities in West Texas included in our onshore facilities and transportation segment. These sales resulted in total gains on asset sales of $40.3 million for the year ended December 31, 2017 recorded in Gains on assets sales in the Consolidated Statements of Operations.

Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. For any AROs acquired, we record AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2016	$213,726
Accretion expense	11,008
Revisions in timing and estimated costs of AROs	7,146
Acquisitions	131
Divestitures	(7,649)
Settlements	(26,415)
Other	240
December 31, 2017	198,187
Accretion expense	10,509
Revisions in timing and estimated costs of AROs	44,319
Settlements	(13,150)
December 31, 2018	$239,865
At December 31, 2018 and December 31, 2017, $67.5 million and $20.9 million are included as current in "Accrued liabilities" on our Consolidated Balance Sheet, respectively. Revisions in timing and estimated costs during 2018 is primarily attributable to the accelerated timing and revised costs associated with the abandonment of certain of our non-core offshore gas assets in the Gulf of Mexico. The remainder of the ARO liability at each period is included in "Other long-term liabilities" on our Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2019	$9,928
2020	$10,997
2021	$9,313
2022	$9,892
2023	$10,586
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2018 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
8. Net Investment in Direct Financing Leases
Our direct financing leases include a lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we are paid quarterly payments, which commenced August 2008. These quarterly payments are fixed at approximately $20.7 million per year during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interests in the NEJD Pipeline to the lessee for a nominal payment. There are requirements in our leases that would provide credit support should the credit rating of our lessee fall to certain levels, and at December 31, 2018, the required credit support has been provided.

The following table lists the components of the net investment in direct financing leases:

	December 31,
	2018	2017
Total minimum lease payments to be received	$195,280	$215,884
Unamortized initial direct costs	801	950
Less unearned income	(70,735)	(83,918)
Net investment in direct financing leases	125,346	132,916
Less current portion (included in other current assets)	(8,421)	(7,633)
Long-term portion of net investment in direct financing leases	$116,925	$125,283
At December 31, 2018, minimum lease payments to be received for each of the five succeeding fiscal years are $20.7 million.
9. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2018 and 2017, the unamortized differences in carrying value totaled $366.4 million and $382.4 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
In the first quarter of 2016, we purchased the remaining 50% interest in Deepwater Gateway, LLC for approximately $26.0 million (including adjustments for working capital), increasing our ownership interest to 100%. Consequently, we now consolidate Deepwater Gateway, LLC instead of accounting for our interest under the equity method.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2018	2017	2016
Genesis’ share of operating earnings	$59,255	$66,814	$63,805
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,629)	(15,768)	(15,861)
Net equity in earnings	$43,626	$51,046	$47,944
Distributions received	$71,714	$82,898	$87,220

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis) including the effects of the change in our ownership interest due to the Deepwater acquisition as previously discussed:

	December 31,
	2018	2017
BALANCE SHEET DATA:
Assets
Current assets	$34,005	$34,381
Fixed assets, net	346,864	362,214
Other assets	15,469	14,927
Total assets	$396,338	$411,522
Liabilities and equity
Current liabilities	$18,897	$23,289
Other liabilities	250,742	249,610
Equity	126,699	138,623
Total liabilities and equity	$396,338	$411,522

	Year Ended December 31,
	2018	2017	2016
INCOME STATEMENT DATA:
Revenues	$180,056	$191,078	$193,038
Operating Income	$129,160	$139,604	$122,836
Net Income	$115,669	$134,479	$118,175

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

10. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2018 and 2017:

		December 31, 2018			December 31, 2017
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Sodium Minerals and Sulfur Services:
Customer relationships	5	$94,654	$94,654	$—	$94,654	$92,493	$2,161
Licensing agreements	6	38,678	38,678	—	38,678	36,528	2,150
Non-compete agreement	3	800	356	444	800	89	711
Segment total		134,132	133,688	444	134,132	129,110	5,022
Onshore Facilities & Transportation:
Customer relationships	5	35,430	35,123	307	35,430	35,082	348
Intangibles associated with lease	15	13,260	5,407	7,853	13,260	4,933	8,327
Segment total		48,690	40,530	8,160	48,690	40,015	8,675
Marine contract intangible	5	27,000	17,100	9,900	27,000	11,700	15,300
Offshore pipeline contract intangibles	19	158,101	28,431	129,670	158,101	20,109	137,992
Other	5	30,947	16,519	14,428	28,900	13,483	15,417
Total		$398,870	$236,268	$162,602	$396,823	$214,417	$182,406
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
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. Generally, the contribution to our cash flows of the customer and supplier relationships, licensing agreements and trade name intangible assets is expected to decline over time, such that greater value is attributable to the periods shortly after the acquisition was made. The onshore facilities and transportation lease, marine contract, offshore pipeline contract intangibles and other intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $21.8 million, $23.6 million and $24.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2019	2020	2021	2022	2023
Sodium Minerals and Sulfur Services:
Non Compete	267	177	—	—	—
Onshore Facilities & Transportation:
Customer relationships	39	38	37	35	34
Intangibles associated with lease	474	474	474	474	474
Marine contract intangibles	5,400	4,500	—	—	—
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	3,153	3,132	2,011	1,853	1,568
Total	$17,654	$16,642	$10,843	$10,683	$10,397

Goodwill
The carrying amount of goodwill in sodium minerals and sulfur services was $301.9 million in December 31, 2018 and 2017. During 2018, we recognized a goodwill impairment loss of $23.1 million related to our onshore facilities and transportation segment during the period. The goodwill impairment was specifically related to our supply and logistics reporting unit, that primarily includes our legacy crude oil and refined products marketing and trucking businesses. Due to our efforts to rightsize these businesses, along with the volatility of crude oil prices and the impact this volatility has on the availability of crude oil and heavy refined products for us to market, the fair value of the reporting unit was determined to be lower than the carrying value of the reporting unit, including goodwill. The fair value was derived using a discounted cash flow present value technique.
Other Assets
Other assets consisted of the following:

	December 31,
	2018	2017
CO2 volumetric production payments, net of amortization	$890	$2,175
Deferred marine charges, net (1)	28,175	30,246
Contract assets (2)	72,241	—
Other deferred costs and deposits	20,401	24,207
Other assets, net of amortization	$121,707	$56,628

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)

(2)	See Revenue Recognition (Note 3) for discussion on the circumstances that result in the recognition of contract assets.
The CO2 assets are being amortized on a units-of-production method. We recorded amortization of $1.3 million in 2018, $1.3 million in 2017 and $3.9 million in 2016.
11. Debt
At December 31, 2018 and 2017, our obligations under debt arrangements consisted of the following:

	December 31, 2018			December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$970,100	$—	$970,100	$1,099,200	$—	1,099,200
5.750% senior unsecured notes	—	—	—	145,170	1,303	143,867
6.750% senior unsecured notes	750,000	12,763	737,237	750,000	16,077	733,923
6.000% senior unsecured notes	400,000	4,624	395,376	400,000	5,691	394,309
5.625% senior unsecured notes	350,000	4,820	345,180	350,000	5,717	344,283
6.500% senior unsecured notes	550,000	8,241	541,759	550,000	9,462	540,538
6.250% senior unsecured notes	450,000	$7,189	442,811	450,000	8,002	441,998
Total long-term debt	$3,470,100	$37,637	$3,432,463	$3,744,370	$46,252	$3,698,118

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Consolidated Balance Sheet) were $10.8 million and $14.1 million as of December 31, 2018 and December 31, 2017, respectively.

Senior Secured Credit Facility
In October 2018, we amended our credit agreement to, among other things, make certain technical amendments related to the sale of our Powder River Basin midstream assets. The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2018, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2018, our letter of credit rate was 2.75%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2018).

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
At December 31, 2018, we had $970.1 million borrowed under our credit facility, with $17.8 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $1.2 million was outstanding at December 31, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. The total amount available for borrowings under our credit facility at December 31, 2018 was $728.7 million. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes
On February 8, 2013, we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes"). On December 11, 2017, $204.8 million of these notes were validly tendered and repaid upon the issuance of our $450 million unsecured notes issued on December 11, 2017 as discussed below. A total loss of approximately $6.2 million for the tender is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations as of December 31, 2017. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs), which loss is recorded as "Other income/(expense), net" in our Consolidated Statements of Operations for the year ended December 31, 2018.

On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes due December 15, 2024 (the "2024 Notes"). Our 2024 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year with the initial interest payment due December 15, 2014. Our 2024 Notes mature on June 15, 2024. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.

On May 21, 2015, we issued $400 million in aggregate principal amount of 6.00% senior unsecured notes due May 15, 2023 (the "2023 Notes"). Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Our 2023 Notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes.
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
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. That issuance generated net proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes") that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our revolving credit facility.
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

	2022 Notes	2023 Notes	2024 Notes	2025 Notes	2026 Notes
Redemption right beginning on	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Guarantees of our 2022, 2023, 2024, 2025 and 2026 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2018, we were in compliance with the financial covenants contained in our credit facility and indenture.
12. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2018, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions.

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

We paid distributions in 2019, 2018 and 2017 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2016
4th Quarter	February 14, 2017	$0.7100	$83,765
2017
1st Quarter	May 15, 2017	$0.7200	$88,257
2nd Quarter	August 14, 2017	$0.7225	$88,563
3rd Quarter	November 14, 2017	$0.5000	$61,290
4th Quarter	February 14, 2018	$0.5100	$62,515
2018
1st Quarter	May 15, 2018	$0.5200	$63,741
2nd Quarter	August 14, 2018	$0.5300	$64,967
3rd Quarter	November 14, 2018	$0.5400	$66,193
4th Quarter	February 14, 2019	$0.5500	$67,419

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
On July 27, 2016, we issued 8,000,000 Class A common units in a public offering at a price of $37.90 per unit. We received proceeds, net of underwriting discounts and offering costs, of approximately $298.5 million from that offering. We used those proceeds to repay a portion of the borrowings outstanding under our credit facility.
The new common units issued in 2017 and 2016 to the public for cash were as follows:

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
Each of our preferred units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we have the option to pay to the holders of our preferred units the applicable distribution amount in cash, preferred units, or any combination thereof. If we elect to pay all or any portion of a quarterly distribution amount in preferred units, the number of such preferred units will equal the product of (i) the number of then outstanding preferred units and (ii) the quarterly rate. We have elected to pay all distributions from inception through the quarter ending December 31, 2018 with additional preferred units. For each quarter ending after March 1, 2019, we must pay all distribution amounts in respect of our preferred units in cash.
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
Accounting for the Class A Convertible Preferred Units
Our preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheet. The preferred units have been recorded at their issuance date fair value, net of issuance costs. Because our preferred units are not currently redeemable and we do not have plans or expect any events which constitute a change of control in our partnership agreement, we present our preferred units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our preferred units.
Initial and Subsequent Measurement
We initially recognized our preferred units at their issuance date fair value, net of issuance costs. We will not be required to adjust the carrying amount of our preferred units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our preferred units to the redemption value over a period of time comprising the date the redemption first becomes probable and the date the units can first be redeemed.
As discussed above, a portion of the net proceeds were allocated to the Preferred Distribution Rate Reset Election and recorded in Other long term liabilities on the Consolidated Balance Sheet as described below (as of the inception date):

September 1, 2017
Transaction price, gross	750,000
Transaction cost to other third parties	(23,581)
Transaction price, net	726,419

Allocation of Net Transaction Price
Preferred Units, net	691,969
Preferred Distribution Rate Reset Election (Note 19)	34,450
726,419

Preferred unit distributions are recognized on the date in which they are declared. Paid in kind distributions were declared and issued as follows:

Distribution Declared	Date Issued	Number of Units	Total Amount
2017
November 2017	November 14, 2017	162,234	$5,469
2018
January 2018	February 14, 2018	490,252	$16,526
April 2018	May 15, 2018	500,976	$16,888
July 2018	August 14, 2018	511,934	$17,257
October 2018	November 14, 2018	523,132	$17,635

The following table shows the change in our Class A Convertible Preferred Units from initial measurement at September 1, 2017 to December 31, 2018:

	Class A Convertible Preferred Units
	Units	$
December 31, 2016	—	$—
Issuance of Preferred Units, net	22,249,494	726,419
Allocation to Preferred Distribution Rate Reset Election (Note 19)	—	(34,450)
Distributions paid-in-kind	162,234	5,469
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 19)	—	(287)
Balance as of December 31, 2017	22,411,728	$697,151
Distributions paid-in-kind	2,026,294	68,306
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 19)	—	(3,991)
Balance as of December 31, 2018	24,438,022	$761,466
Net income(loss) attributable to common unitholders is reduced by Preferred Unit distributions that accumulated during the period. During 2018, net income attributable to common unitholders was reduced by $69.8 million as a result of distributions that accumulated during the period. With respect to our Class A Convertible Preferred Units relating to the fourth quarter of 2018, we declared a payment-in-kind ("PIK") of the quarterly distribution, which resulted in the issuance of an additional 534,576 Class A Convertible Preferred Units. This PIK amount equates to a distribution of $0.7374 per Class A Convertible Preferred Unit for the 2018 Quarter, or $2.9496 annualized. These distributions were paid on February 14, 2019 to preferred unitholders holders of record at the close of business January 31, 2019.

13. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred units is calculated using the if-converted method. Under the if-converted method, the Class A Preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the year ended December 31, 2018, the effect of the assumed conversion of the 24,438,022 Class A convertible preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.

The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2018	2017	2016
Net Income (Loss) Attributable to Genesis Energy L.P.	$(6,075)	$82,647	$113,249
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(69,801)	(21,995)	—
Net Income (Loss) Available to Common Unitholders	$(75,876)	$60,652	$113,249

Weighted Average Outstanding Units	122,579	121,546	113,433

Basic and Diluted Net Income (Loss) per Common Unit	$(0.62)	$0.50	$1.00

14. Business Segment Information
Our operations consist of four operating segments (see Note 1 for discussion of segment reporting change):

•	Offshore Pipeline Transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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

Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2018
Segment Margin (a)	$285,014	$260,488	$119,918	$47,338	$712,758
Capital expenditures (b)	$4,703	$74,712	$51,110	$30,868	$161,393
Revenues:
External customers	$284,544	$1,181,578	$1,240,382	$206,266	$2,912,770
Intersegment (c)	—	(7,144)	(6,527)	13,671	$—
Total revenues of reportable segments	$284,544	$1,174,434	$1,233,855	$219,937	$2,912,770
Year Ended December 31, 2017
Segment Margin (a)	$317,540	$130,333	$96,376	$50,294	$594,543
Capital expenditures (b)	$8,815	$1,354,469	$149,123	$68,414	$1,580,821
Revenues:
External customers	$319,455	$470,789	$1,044,083	$194,050	$2,028,377
Intersegment (c)	(1,216)	(8,167)	(1,854)	11,237	$—
Total revenues of reportable segments	$318,239	$462,622	$1,042,229	$205,287	$2,028,377
Year Ended December 31, 2016
Segment Margin (a)	$336,620	$79,508	$83,364	$70,079	$569,571
Capital expenditures (b)	$46,277	$2,274	$316,638	$78,804	$443,993
Revenues:
External customers	$332,514	$180,665	$993,103	$206,211	$1,712,493
Intersegment (c)	2,165	(9,162)	187	6,810	$—
Total revenues of reportable segments	$334,679	$171,503	$993,290	$213,021	$1,712,493
Total assets by reportable segment were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Offshore pipeline transportation	2,359,013	2,486,803	2,575,335
Sodium minerals and sulfur services	1,844,845	1,848,188	395,043
Onshore facilities and transportation	1,431,910	1,927,976	1,875,403
Marine transportation	800,243	824,777	813,722
Other assets	43,060	49,737	43,089
Total consolidated assets	$6,479,071	$7,137,481	$5,702,592

(a)	A reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P. for each year is presented below.
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
(c) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Year Ended December 31,
	2018	2017	2016
Total Segment Margin	$712,758	$594,543	$569,571
Corporate general and administrative expenses	(64,683)	(60,029)	(40,905)
Depreciation, depletion, amortization and accretion	(317,186)	(262,021)	(230,563)
Interest expense	(229,191)	(176,762)	(139,947)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(28,088)	(31,852)	(39,276)
Non-cash items not included in Segment Margin	9,698	(14,305)	(3,221)
Cash payments from direct financing leases in excess of earnings	(7,633)	(6,921)	(6,277)
Loss on extinguishment of debt	(3,339)	(6,242)	—
Differences in timing of cash receipts for certain contractual arrangements (2)	6,629	17,540	13,253
Gain on sales of assets	42,264	40,311	—
Other, net	—	(2,985)	(6,044)
Non-cash provision for leased items no longer in use	476	(12,589)	—
Income tax expense	(1,498)	3,959	(3,342)
Impairment expense	(126,282)	—	—
Net income (loss) attributable to Genesis Energy, L.P.	$(6,075)	$82,647	$113,249

(1)	Includes distributions attributable to the period and received during or promptly following such period.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
15. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$1,233	$2,820	$3,097
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	12,557	12,357	10,844
Revenues from product sales to ANSAC	373,606	124,536	—

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	994	986	1,007
Charges for services from ANSAC	5,284	2,242	—

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold in the third quarter of 2018.

(2)	We own a 64% interest in Poseidon Oil Pipeline Company, LLC.
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2018, 2017 and 2016 reflect $8.6 million, $8.4 million and $7.9 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2018, and 2017, Poseidon Oil Pipeline Company, LLC owed us $2.4 million and $2.2 million, respectively, for services rendered.
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
Net sales to ANSAC were $373.6 million and $124.5 million for the years ended December 31, 2018 and 2017. The costs charged to us by ANSAC, included in operating costs, were $5.3 million and $2.2 million for the year ended December 31, 2018 and 2017. The 2017 period includes net sales and costs from September 1, 2017 (our acquisition date) to December 31, 2017.
As of December 31, 2018 and 2017, our receivables from and payables to ANSAC were:

	December 31	December 31
	2018	2017
Receivables:
ANSAC	$60,594	$74,490
Payables:
ANSAC	$815	$1,223
ANSAC is considered a variable interest entity (VIE) as we do experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.
16. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2018	2017	2016
(Increase) decrease in:
Accounts receivable	$130,573	$(140,948)	$(9,859)
Inventories	20,963	49,055	(54,361)
Deferred charges	(5,826)	(3,622)	(3,902)
Other current assets	9,337	(410)	3,059
Increase (decrease) in:
Accounts payable	(130,991)	97,569	(17,426)
Accrued liabilities	(26,208)	8,512	(8,161)
Net changes in components of operating assets and liabilities	$(2,152)	$10,156	$(90,650)
Payments of interest and commitment fees were $228.3 million, $168.3 million and $157.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. We capitalized interest of $3.4 million, $15.0 million and $26.6 million during the years ended December 31, 2018, 2017 and 2016.

During the years ended December 31, 2018, 2017 and 2016, we paid taxes of $0.2 million, $1.0 million and $1.3 million.
At December 31, 2018, 2017 and 2016, we had incurred liabilities for fixed and intangible asset additions totaling $9.4 million, $39.7 million and $33.7 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

17. Equity-Based Compensation Plans
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
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 Plan is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2018 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2018, we granted 28,484 phantom units with tandem DERs at a weighted average grant fair value of $22.12 per unit. During 2017, we granted 297,214 phantom units with tandem DERs at a weighted average grant date fair value of $32.37 per unit. During 2016, we granted 339,584 phantom units with tandem DERs at a weighted average grant date fair value of $30.71 per unit. The phantom units granted during 2018 were made only to directors. Awards to management and other key employees during 2018 were made under the 2018 LTIP plan, and were non-equity awards. The phantom units granted during 2017 and 2016 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2016 and 2017 will vest on the third anniversary of issuance, in an amount ranging from 0% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2019 and 2020, respectively. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.

A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2017	239,837	$34.81	$8,349	582,375	$34.73	$20,228
Granted	28,484	$22.12	630	—	$—	—
Forfeited	(17,073)	$31.46	(537)	(67,266)	$33.49	(2,253)
Settled	(55,309)	$44.92	(2,484)	(137,103)	$45.40	(6,224)
Unvested at December 31, 2018	195,939	$30.40	$5,958	378,006	$31.09	$11,751
At December 31, 2018, we estimated the unrecognized compensation cost of our phantom awards to be approximately $0.6 million to be recognized over a weighted average period of approximately 0.8 years. We recorded a charge of $2.1 million and a credit of $3.4 million to compensation expense for the years ended December 31, 2018 and 2017, respectively. Our liability for these awards totaled $3.3 million and $3.2 million at December 31, 2018 and 2017, respectively.

Equity-Based Compensation Plan Expense
Equity-based compensation expense during the three years ended December 31, 2018 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2018	2017	2016
Onshore facilities and transportation operating costs	$140	$(1,137)	$1,688
Marine transportation operating costs	183	(483)	1,089
Sodium minerals and sulfur services operating costs	112	(533)	547
Offshore pipeline operating costs	297	(152)	681
General and administrative expenses	1,239	(2,272)	4,575
Total	$1,971	$(4,577)	$8,580

18. Major Customers and Credit Risk
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
During 2018, 2017 and 2016 our largest customer was Shell Oil Company, which accounted for 11%, 13%, and 12% of total revenues, respectively. The revenues from Shell Oil Company in all three years relate primarily to our onshore facilities and transportation operations.
In addition, as discussed in Note 15, we are a member of ANSAC, an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.

19. Derivatives
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
Additionally, in 2018 we entered into swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales.
At December 31, 2018, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	56	—
Weighted average contract price per bbl	$53.11	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	293	234
Weighted average contract price per bbl	$49.85	$49.37
Natural gas swaps:
Contract volumes (10,000 MMBTU)	502	—
Weighted average price differential per MMBTU	$0.62	—
Natural gas futures:
Contract volumes (10,000 MMBTU)	137	590
Weighted average contract price per MMBTU	$3.53	$2.91
Diesel futures:
Contract volumes (1,000 bbls)	2	2
Weighted average contract price per bbl	$1.89	$1.85
NYM RBOB Gas futures:
Contract volumes (42,000 gallons)	2	1
Weighted average contract price per gallon	$1.35	$1.29
Fuel oil futures:
Contract volumes (1,000 bbls)	382	40
Weighted average contract price per bbl	$51.41	$49.94
Crude oil options:
Contract volumes (1,000 bbls)	26	—
Weighted average premium received	$2.66	$—

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories
Excess, if any, over effective portion of hedge is recorded in Onshore facilities and transportation costs - product costs
Effective portion is offset in cost of sales against change in value of inventory being hedged

Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures, forward contracts, swaps and call options	Volatility in crude oil, natural gas and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Onshore facilities and transportation costs - product costs and Sodium minerals and sulfur services - operating costs
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Preferred Units	Derivative is recorded in Other long-term liabilities	Entire amount of change in fair value of derivative is recorded in Other income (expense)
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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2018 and 2017:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2018	December 31, 2017
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$3,431	$505
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(1,361)	(505)
Net amount of assets presented in the Consolidated Balance Sheets		$2,070	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	1,274	—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$469	$54
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(44)	(54)
Net amount of assets presented in the Consolidated Balance Sheets		$425	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other Long-Term Liabilities (2)	$(40,840)	$(45,209)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(125)	—
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,361)	$(1,203)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	1,361	1,203
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(44)	$(863)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	44	338
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$(525)

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.

(2)	Refer to Note 12 and Note 20 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2018, we had a net broker receivable of approximately $2.2 million (consisting of initial margin of $3.1 million decreased by $0.9 million of variation margin).  As of December 31, 2017, we had a net broker receivable of approximately $1.0 million (consisting of initial margin of $1.3 million decreased by $0.3 million of variation margin).  At December 31, 2018 and December 31, 2017, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of the preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Income (Expense) in our Consolidated Statement of Operations. At December 31, 2018, the fair value of this embedded derivative was a liability of $40.8 million. See Note 12 for additional information regarding our Class A convertible preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Location	2018	2017	2016
Commodity derivatives—futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(544)	$5,116	$(13,195)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	3,914	(1,314)	(5,847)
Total commodity derivatives		$3,370	$3,802	$(19,042)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	1,906	$—	$—

Preferred Distribution Rate Reset Election (Note 20)	Other Income (Expense)	$8,360	$(10,472)	$—
We have no derivative contracts with credit contingent features.
20. Fair-Value Measurements
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$3,900	$1,274	$—	$559	$—	$—
Liabilities	$(1,405)	$(125)	$—	$(2,066)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(40,840)	$—	$—	$(45,209)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2016	—
Initial valuation of Preferred Distribution Rate Reset Election	(34,450)
Net Loss for the period including earnings	(10,472)
Allocation of Distribution Paid-in-kind	(287)
Balance as of December 31, 2017	(45,209)
Net gain for the period included in earnings	8,360
Allocation of Distribution Paid-in-kind	(3,991)
Balance as of December 31, 2018	$(40,840)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2018.
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
See Note 19 for additional information on our derivative instruments.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2018 our senior unsecured notes had a carrying value of $2.5 billion and a fair value of $2.3 billion, compared to $2.6 billion and $2.7 billion, respectively at December 31, 2017. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
21. Employee Benefit Plans
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
The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheet are as follows:

	December 31,
	2018	2017
Change in benefit obligation:
Benefit Obligation, beginning of year	$22,530	$—
Service Cost	5,153	1,749
Interest Cost	862	267
Actuarial (Gain) Loss	(3,816)	992
Benefits Paid	(218)	(56)
Acquisition of Alkali Business	—	19,578
Benefit Obligation, end of year	24,511	22,530

Change in plan assets:
Fair Value of Plan Assets, beginning of year	13,306	—
Actual Return (loss) on Plan Assets	(1,300)	647
Employer Contributions	3,928	2,250
Benefits Paid	(218)	(56)
Acquisition of Alkali Business	—	10,465
Fair Value of Plan assets, end of year	15,716	13,306
Funded Status at end of period	$(8,795)	$(9,224)
Amounts recognized in the Consolidated Balance Sheet:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(8,795)	(9,224)
Net Liability at end of year	$(8,795)	$(9,224)

Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (gain) loss	(939)	604
Amounts recognized in accumulated other comprehensive income ( loss:)	$(939)	$604

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2019 Contributions by Employer	$3,550
Future Expected Benefit Payments
2019	$587
2020	816
2021	962
2022	1,109
2023	1,265
2024-2028	8,465

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2018	2017
Service Cost	$5,153	$1,749
Interest Cost	862	267
Expected Return on Assets	(973)	(259)
	$5,042	$1,757

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

Weighted average assumptions used to determine benefit obligation:	December 31, 2018	December 31, 2017
Discount Rate	4.62%	3.90%
Expected Long-term Rate of Return	6.41%	6.28%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 3.90%.

Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plan. The target allocation is designed to achieve long term objectives of return, mitigating risk, and considering expected cash flows. Our Pension Plan asset allocations at December 31, 2018 by asset category are as follows:

December 31, 2018
	Target %	Actual %
Equity securities	41-60%	51%
Fixed income securities	40-50%	41%
Other	0-10%	8%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	506	—	—	$506	260	—	—	$260
Equity securities	8,038	—	—	$8,038	2,518	—	—	$2,518
Mutual and other exchange traded funds	7,172	—	—	$7,172	10,528	—	—	$10,528
	15,716	—	—	$15,716	13,306	—	—	$13,306
22. Commitments and Contingencies
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
The future minimum rental payments under all non-cancelable operating leases as of December 31, 2018, were as follows (in thousands):

	Office Space	Transportation Equipment	Terminals and Tanks	Total
2019	$4,197	$27,547	$14,298	$46,042
2020	4,119	24,642	10,594	39,355
2021	3,298	19,536	7,840	30,674
2022	2,692	18,113	6,653	27,458
2023	961	17,290	9,378	27,629
2024 and thereafter	3,735	45,390	77,104	126,229
Total minimum lease obligations	$19,002	$152,518	$125,867	$297,387
Total operating lease expense from our continuing operations was as follows (in thousands):

Year Ended December 31, 2018	$30,798
Year Ended December 31, 2017	$36,933
Year Ended December 31, 2016	$41,906

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
23. Income Taxes
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
As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, The Partnership remeasured its U.S. deferred tax assets and liabilities during the year ended December 31, 2017 and recorded a $5.3 million benefit relating to the U.S. federal corporate tax rate change.
Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	810	100	1,200
Total current income tax expense	$810	$100	$1,200
Deferred:
Federal	$114	$(5,530)	$1,862
State	574	1,471	280
Total deferred income tax expense (benefit)	$688	$(4,059)	$2,142
Total income tax expense (benefit)	$1,498	$(3,959)	$3,342

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$11,491	$9,506
Total long-term deferred tax asset	11,491	9,506
Valuation allowances	(1,758)	(1,285)
Total deferred tax assets	$9,733	$8,221
Deferred tax liabilities:
Long-term:
Fixed assets	$(2,893)	$(3,896)
Intangible assets	(18,209)	(15,797)
Other	(1,207)	(441)
Total long-term liability	(22,309)	(20,134)
Total deferred tax liabilities	$(22,309)	$(20,134)
Total net deferred tax liability	$(12,576)	$(11,913)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Income(loss) from operations before income taxes	$(10,294)	$78,120	$114,424
Partnership income not subject to federal income tax	10,824	(77,704)	(109,111)
Income subject to federal income taxes	$530	$416	$5,313
Tax expense at federal statutory rate	$111	$146	$1,860
State income taxes, net of federal tax	1,285	1,396	949
Return to provision, federal and state	(128)	(163)	(198)
Other	230	(68)	731
Re-measurement of deferred taxes due to enacted tax rate change	—	(5,270)	—
Income tax expense (benefit)	$1,498	$(3,959)	$3,342
Effective tax rate on income from operations before income taxes	(15)%	(5)%	3%

At December 31, 2018, 2017 and 2016, we had no uncertain tax positions.

24. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2018 and 2017.

	2018 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$725,808	$752,388	$745,278	$689,296
Operating income	$59,081	$60,900	$46,148	$4,119
Net income (loss)	$7,898	$10,871	$(1,634)	$(28,927)
Net loss attributable to noncontrolling interest	$136	$126	$1,311	$4,144
Net income (loss) attributable to Genesis Energy, L.P.	$8,034	$10,997	$(323)	$(24,783)
Basic and diluted net income (loss) per common unit:
Net income (loss) per common unit	$(0.07)	$(0.05)	$(0.15)	$(0.35)

Cash distributions per common unit (1)	$0.5200	$0.5300	$0.5400	$0.5500
	2017 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$415,491	$406,723	$486,114	$720,049
Operating income	$52,597	$61,447	$43,100	$63,407
Net income	$26,938	$33,580	$6,160	$15,401
Net loss attributable to noncontrolling interest	$152	$153	$152	$111
Net income attributable to Genesis Energy, L.P.	$27,090	$33,733	$6,312	$15,512
Basic and diluted net income (loss) per common unit:
Net income (loss) per common unit	$0.23	$0.28	$0.01	$(0.01)

Cash distributions per common unit (1)	$0.7100	$0.7200	$0.7225	$0.5000

(1)	Represents cash distributions declared and paid in the applicable period.
25. Condensed Consolidating Financial Information
Our $2.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. Genesis Energy Finance Corporation has no independent assets or operations. See Note 11 for additional information regarding our consolidated debt obligations.

The following is condensed consolidating financial information for Genesis Energy, L.P. and subsidiary guarantors:

Condensed Consolidating Balance Sheet
December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,968	$1,326	$—	$10,300
Other current assets	50	—	419,809	13,285	(165)	432,979
Total current assets	56	—	428,777	14,611	(165)	443,279
Fixed Assets, at cost	—	—	5,363,274	77,584	—	5,440,858
Less: Accumulated depreciation	—	—	(994,609)	(29,216)	—	(1,023,825)
Net fixed assets	—	—	4,368,665	48,368	—	4,417,033
Mineral Leaseholds, net of accumulated depletion	—	—	560,481	—	—	560,481
Goodwill	—	—	301,959	—	—	301,959
Other assets, net of amortization	10,776	—	440,312	117,766	(167,620)	401,234
Advances to affiliates	3,305,568	—	—	103,061	(3,408,629)	—
Equity investees	—	—	355,085	—	—	355,085
Investments in subsidiaries	2,648,510	—	60,532	—	(2,709,042)	—
Total assets	$5,964,910	$—	$6,515,811	$283,806	$(6,285,456)	$6,479,071
LIABILITIES AND CAPITAL
Current liabilities	$39,342	$—	$266,252	$27,350	$(110)	$332,834
Senior secured credit facility	970,100	—	—	—	—	970,100
Senior unsecured notes, net of debt issuance costs	2,462,363	—	—	—	—	2,462,363
Deferred tax liabilities	—	—	12,576	—	—	12,576
Advances from affiliates	—	—	3,408,659	—	(3,408,659)	—
Other liabilities	40,840	—	188,181	197,658	(167,481)	259,198
Total liabilities	3,512,645	—	3,875,668	225,008	(3,576,250)	4,037,071
Mezzanine Capital:
Class A Convertible Preferred Units	761,466	—	—	—	—	761,466
Partners’ capital, common units	1,690,799	—	2,639,204	70,002	(2,709,206)	1,690,799
Accumulated other comprehensive income (loss)(1)	—	—	939	—	—	939
Noncontrolling interests	—	—	—	(11,204)	—	(11,204)
Total liabilities, mezzanine capital and partners’ capital	$5,964,910	$—	$6,515,811	$283,806	$(6,285,456)	$6,479,071
(1) The entire balance and activity within Accumulated Other Comprehensive Income is related to our pension held within our Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet
December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,340	$695	$—	$9,041
Other current assets	50	—	614,682	12,316	(56)	626,992
Total current assets	56	—	623,022	13,011	(56)	636,033
Fixed Assets, at cost	—	—	5,523,431	77,584	—	5,601,015
Less: Accumulated depreciation	—	—	(708,269)	(26,717)	—	(734,986)
Net fixed assets	—	—	4,815,162	50,867	—	4,866,029
Mineral Leaseholds, net of accumulated depletion	—	—	564,506	—	—	564,506
Goodwill	—	—	325,046	—	—	325,046
Other assets, net	14,083	—	378,371	126,300	(154,437)	364,317
Advances to affiliates	3,808,712	—	—	85,423	(3,894,135)	—
Equity investees	—	—	381,550	—	—	381,550
Investments in subsidiaries	2,689,861	—	82,616	—	(2,772,477)	—
Total assets	$6,512,712	$—	$7,170,273	$275,601	$(6,821,105)	$7,137,481
LIABILITIES AND CAPITAL
Current liabilities	$46,086	$—	$399,017	$11,417	$(256)	$456,264
Senior secured credit facility	1,099,200	—	—	—	—	1,099,200
Senior unsecured notes, net of debt issuance costs	2,598,918	—	—	—	—	2,598,918
Deferred tax liabilities	—	—	11,913	—	—	11,913
Advances from affiliates	—	—	3,894,027	—	(3,894,027)	—
Other liabilities	45,210	—	182,414	183,237	(154,290)	256,571
Total liabilities	3,789,414	—	4,487,371	194,654	(4,048,573)	4,422,866
Mezzanine Capital
Class A Convertible Preferred Units	697,151	—	—	—	—	697,151
Partners' capital	2,026,147	—	2,683,506	89,026	(2,772,532)	2,026,147
Accumulated other comprehensive income (loss)	—	—	(604)	—	—	(604)
Noncontrolling interests	—	—	—	(8,079)	—	(8,079)
Total liabilities, mezzanine capital and partners’ capital	$6,512,712	$—	$7,170,273	$275,601	$(6,821,105)	$7,137,481

Condensed Consolidating Statement of Operations
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$284,544	$—	$—	$284,544
Sodium minerals and sulfur services	—	—	1,171,913	11,113	(8,592)	1,174,434
Marine transportation	—	—	219,937	—	—	219,937
Onshore facilities and transportation	—	—	1,214,235	19,620	—	1,233,855
Total revenues	—	—	2,890,629	30,733	(8,592)	2,912,770
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	1,125,528	1,202	—	1,126,730
Marine transportation operating costs	—	—	172,527	—	—	172,527
Sodium minerals and sulfur services operating costs	—	—	911,135	9,948	(8,592)	912,491
Offshore pipeline transportation operating costs	—	—	64,272	2,396	—	66,668
General and administrative	—	—	66,898	—	—	66,898
Depreciation, depletion and amortization	—	—	310,690	2,500	—	313,190
Gain on sale of assets	—	—	(42,264)	—	—	(42,264)
Impairment expense	—	—	100,093	26,189	—	126,282
Total costs and expenses	—	—	2,708,879	42,235	(8,592)	2,742,522
OPERATING INCOME	—	—	181,750	(11,502)	—	170,248
Equity in earnings of equity investees	—	—	43,626	—	—	43,626
Equity in earnings of subsidiaries	219,615	—	(18,564)	—	(201,051)	—
Interest expense, net	(230,713)	—	14,706	(13,184)	—	(229,191)
Other income	5,023	—	—	—	—	5,023
Income before income taxes	(6,075)	—	221,518	(24,686)	(201,051)	(10,294)
Income tax benefit (expense)	—	—	(1,727)	229	—	(1,498)
NET INCOME (LOSS)	(6,075)	—	219,791	(24,457)	(201,051)	(11,792)
Net loss attributable to noncontrolling interests	—	—	—	5,717	—	5,717
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(6,075)	$—	$219,791	$(18,740)	$(201,051)	$(6,075)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(69,801)	—	—	—	—	(69,801)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(75,876)	$—	$219,791	$(18,740)	$(201,051)	$(75,876)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$318,239		$—	$318,239
Sodium minerals and sulfur services	—	—	460,790	9,252	(7,420)	462,622
Marine transportation	—	—	205,287	—	—	205,287
Onshore facilities and transportation	—	—	1,023,293	18,936	—	1,042,229
Total revenues	—	—	2,007,609	28,188	(7,420)	2,028,377
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	967,558	1,089	—	968,647
Marine transportation operating costs	—	—	154,606	—	—	154,606
Sodium minerals and sulfur services operating costs	—	—	332,209	9,129	(7,420)	333,918
Offshore pipeline transportation operating costs	—	—	69,225	2,840	—	72,065
General and administrative	—	—	66,421	—	—	66,421
Depreciation, depletion and amortization	—	—	249,980	2,500	—	252,480
Gain on sale of assets	—	—	(40,311)	—	—	(40,311)
Total costs and expenses	—	—	1,799,688	15,558	(7,420)	1,807,826
OPERATING INCOME	—	—	207,921	12,630	—	220,551
Equity in earnings of equity investees	—	—	51,046	—	—	51,046
Equity in earnings of subsidiaries	276,341	—	(520)	—	(275,821)	—
Interest expense, net	(176,979)	—	14,122	(13,905)	—	(176,762)
Other expense	(16,715)	—	—	—	—	(16,715)
Income before income taxes	82,647	—	272,569	(1,275)	(275,821)	78,120
Income tax expense	—	—	3,928	31	—	3,959
NET INCOME	82,647	—	276,497	(1,244)	(275,821)	82,079
Net loss attributable to noncontrolling interests	—	—	—	568	—	568
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$82,647	$—	$276,497	$(676)	$(275,821)	$82,647
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,995)	—	—	—	—	(21,995)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$60,652	$—	$276,497	$(676)	$(275,821)	$60,652

Condensed Consolidating Statement of Operations
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$334,679		$—	$334,679
Sodium minerals and sulfur services	—	—	171,389	7,873	(7,759)	171,503
Marine transportation	—	—	213,021	—	—	213,021
Onshore facilities and transportation	—	—	972,794	20,496	—	993,290
Total revenues	—	—	1,691,883	28,369	(7,759)	1,712,493
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	923,567	1,060	—	924,627
Marine transportation operating costs	—	—	142,551	—	—	142,551
Sodium minerals and sulfur services operating costs	—	—	90,711	8,491	(7,759)	91,443
Offshore pipeline transportation operating costs	—	—	68,791	10,833	—	79,624
General and administrative	—	—	45,625	—	—	45,625
Depreciation and amortization	—	—	219,696	2,500	—	222,196
Total costs and expenses	—	—	1,490,941	22,884	(7,759)	1,506,066
OPERATING INCOME	—	—	200,942	5,485	—	206,427
Equity in earnings of equity investees	—	—	47,944	—	—	47,944
Equity in earnings of subsidiaries	253,048	—	(6,744)	—	(246,304)	—
Interest expense, net	(139,799)	—	14,407	(14,555)	—	(139,947)
Income before income taxes	113,249	—	256,549	(9,070)	(246,304)	114,424
Income tax expense	—	—	(3,337)	(5)	—	(3,342)
NET INCOME	$113,249	$—	$253,212	$(9,075)	$(246,304)	$111,082
Net loss attributable to noncontrolling interest	$—	$—	$—	$2,167	$—	2,167
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$113,249	$—	$253,212	$(6,908)	$(246,304)	$113,249
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	$—	$—	$—	$—	$—	—
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$113,249	$—	$253,212	$(6,908)	$(246,304)	$113,249

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$28,784	$—	$595,510	$2,556	$(236,811)	$390,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(195,367)	—	—	(195,367)
Cash distributions received from equity investees - return of investment	—	—	28,979	—	—	28,979
Investments in equity investees	—	—	(3,018)	—	—	(3,018)
Intercompany transfers	503,144	—	—	—	(503,144)	—
Repayments on loan to non-guarantor subsidiary	—	—	7,484	—	(7,484)	—
Proceeds from asset sales	—	—	310,099	—	—	310,099
Net cash provided by (used in) provided by investing activities	503,144	—	148,177	—	(510,628)	140,693
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	980,700	—	—	—	—	980,700
Repayments on senior secured credit facility	(1,109,800)	—	—	—	—	(1,109,800)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(242)	—	—	—	—	(242)
Intercompany transfers	—	—	(485,506)	(17,638)	503,144	—
Distributions to partners/owners	(257,416)	—	(257,416)	—	257,416	(257,416)
Contributions from noncontrolling interest	—	—	—	2,592	—	2,592
Other, net	—	—	(137)	13,121	(13,121)	(137)
Net cash provided by (used in) financing activities	(531,928)	—	(743,059)	(1,925)	747,439	(529,473)
Net increase in cash and cash equivalents	—	—	628	631	—	1,259
Cash and cash equivalents at beginning of period	6	—	8,340	695	—	9,041
Cash and cash equivalents at end of period	$6	$—	$8,968	$1,326	$—	$10,300

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$162,980	$—	$466,425	$(4,585)	$(301,264)	$323,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(250,593)	—	—	(250,593)
Cash distributions received from equity investees - return of investment	—	—	35,582	—	—	35,582
Investments in equity investees	(140,513)	—	(4,647)	—	140,513	(4,647)
Acquisitions	—	—	(1,325,759)	—	—	(1,325,759)
Intercompany transfers	(1,157,781)	—	—	—	1,157,781	—
Repayments on loan to non-guarantor subsidiary	—	—	6,764	—	(6,764)	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from assets sales	—	—	85,722	—	—	85,722
Net cash (used in) provided by investing activities	(1,298,294)	—	(1,452,807)	—	1,291,530	(1,459,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,458,700	—	—	—	—	1,458,700
Repayments on senior secured credit facility	(1,637,700)	—	—	—	—	(1,637,700)
Proceeds from issuance of senior unsecured notes, including premium	1,000,000	—	—	—	—	1,000,000
Proceeds from issuance of Series A convertible preferred	726,419	—	—	—	—	726,419
Repayment of senior unsecured notes	(204,830)	—	—	—	—	(204,830)
Debt issuance costs	(25,913)	—	—	—	—	(25,913)
Intercompany transfers	—	—	1,169,781	(12,000)	(1,157,781)	—
Issuance of common units for cash, net	140,513	—	140,513	—	(140,513)	140,513
Distributions to partners/owners	(321,875)	—	(321,875)	—	321,875	(321,875)
Contributions from noncontrolling interest	—	—	—	2,770	—	2,770
Other, net	—	—	(57)	13,847	(13,847)	(57)
Net cash provided by (used in) financing activities	1,135,314	—	988,362	4,617	(990,266)	1,138,027
Net increase in cash and cash equivalents	—	—	1,980	32	—	2,012
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$8,340	$695	$—	$9,041

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$179,853	$—	$382,734	$9,586	$(289,421)	$282,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(463,100)	—	—	(463,100)
Cash distributions received from equity investees - return of investment	—	—	36,939	—	—	36,939
Investments in equity investees	(298,020)	—	—	—	298,020	—
Acquisitions	—	—	(25,394)	—	—	(25,394)
Intercompany transfers	(31,436)	—	—	—	31,436	—
Repayments on loan to non-guarantor subsidiary	—	—	6,113	—	(6,113)	—
Contributions in aid of construction costs	—	—	13,374	—	—	13,374
Proceeds from asset sales	—	—	3,609	—	—	3,609
Other, net	—	—	(151)	—	—	(151)
Net cash (used in) provided by investing activities	(329,456)	—	(428,610)	—	323,343	(434,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,115,800	—	—	—	—	1,115,800
Repayments on senior secured credit facility	(952,600)	—	—	—	—	(952,600)
Debt issuance costs	(1,578)	—	—	—	—	(1,578)
Distribution to partners/owners	(310,039)	—	(310,039)	—	310,039	(310,039)
Contributions from noncontrolling interest	—	—	—	236	—	236
Issuance of common units for cash, net	298,020	—	298,020	—	(298,020)	298,020
Intercompany transfers	—	—	57,701	(26,264)	(31,437)	—
Other, net	—	—	(1,734)	14,504	(14,504)	(1,734)
Net cash provided by (used in) financing activities	149,603	—	43,948	(11,524)	(33,922)	148,105
Net decrease in cash and cash equivalents	—	—	(1,928)	(1,938)	—	(3,866)
Cash and cash equivalents at beginning of period	6	—	8,288	2,601	—	10,895
Cash and cash equivalents at end of period	$6	$—	$6,360	$663	$—	$7,029

Report of Independent Auditors

The Management Committee
Poseidon Oil Pipeline Company, L.L.C.

We have audited the accompanying financial statements of Poseidon Oil Pipeline Company, L.L.C. which comprise the balance sheets as of December 31, 2018 and 2017, and the related statements of operations, cash flows, and members’ equity (deficit) for the years then ended, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company, L.L.C. at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Houston, Texas
February 19, 2019

INDEPENDENT AUDITORS’ REPORT

To the Management Committee of
Poseidon Oil Pipeline Company, L.L.C.
Houston, Texas

We have audited the accompanying statements of operations, cash flows, and members' equity of Poseidon Oil Pipeline Company, L.L.C. (the "Company") for the year ended December 31, 2016, and the related notes to the financial statements.

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

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Poseidon Oil Pipeline Company, L.L.C. for the year ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 17, 2017

POSEIDON OIL PIPELINE COMPANY, L.L.C.
BALANCE SHEETS
(In thousands)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261	$132
Accounts receivable—trade	15,578	14,443
Accounts receivable—related parties	1,189	1,121
Crude oil inventory	1,565	2,691
Other current assets	318	324
Total current assets	18,911	18,711
FIXED ASSETS, net	202,116	217,343
OTHER ASSETS	886	1,203
TOTAL ASSETS	$221,913	$237,257
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$2,548	$1,757
Accounts payable – related parties	2,664	2,384
Deferred revenue	9,187	11,357
Other current liabilities	1,510	2,062
Total current liabilities	15,909	17,560
LONG-TERM DEBT	208,300	206,600
OTHER LIABILITIES	34,581	30,834
MEMBERS' EQUITY (DEFICIT)	(36,877)	(17,737)
TOTAL LIABILITIES AND MEMBERS' EQUITY	$221,913	$237,257
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
CRUDE OIL HANDLING REVENUES:
Third parties	$99,356	$98,024	$100,383
Related parties	16,139	19,109	19,899
Total crude oil handling revenues	115,495	117,133	120,282
COSTS AND EXPENSES:
Crude oil handling costs
Third parties	2,470	1,774	1,989
Related parties	6,345	5,889	3,788
Total crude oil handling costs	8,815	7,663	5,777
Other operating costs and expenses
Third parties	823	852	1,238
Related parties	8,640	8,388	7,914
Total other operating costs and expenses	9,463	9,240	9,152
Depreciation and accretion expenses	16,218	15,633	15,615
General and administrative costs	65	45	101
Total costs and expenses	34,561	32,581	30,645
OPERATING INCOME	80,934	84,552	89,637
Interest expense	7,974	6,026	4,729
NET INCOME	$72,960	$78,526	$84,908
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,960	$78,526	$84,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expenses	16,490	15,905	15,887
Effect of changes in operating accounts:
Accounts receivable	(1,203)	(687)	2,139
Inventories	1,201	(1,230)	(887)
Other current assets	51	(261)	(379)
Accounts payable	1,062	(1,434)	409
Other liabilities	332	11,334	9,082
Net cash provided by operating activities	90,893	102,153	111,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(364)	(66)	(183)
Net cash used in investing activities	(364)	(66)	(183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	71,900	84,200	85,900
Repayments of principal	(70,200)	(79,650)	(81,100)
Cash distributions to Members	(92,100)	(106,600)	(116,300)
Net cash used in financing activities	(90,400)	(102,050)	(111,500)
Net increase (decrease) in cash and cash equivalents	129	37	(524)
Cash and cash equivalents at beginning of period	132	95	619
Cash and cash equivalents at end of period	$261	$132	$95

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$7,544	$5,698	$4,402
Current liabilities for capital expenditures at end of year	$10	$57	$—
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
STATEMENT OF MEMBERS' EQUITY (DEFICIT)
(In thousands)

	Poseidon Pipeline Company, L.L.C.	Shell Midstream Partners, L.P.	GEL Poseidon, LLC	Total
January 1, 2016	15,022	$15,022	$11,685	$41,729
Net income	30,567	30,567	23,774	$84,908
Cash distributions to members	(41,868)	(41,868)	(32,564)	$(116,300)
December 31, 2016	3,721	3,721	2,895	10,337
Net income	28,269	28,269	21,988	$78,526
Cash distributions to members	(38,376)	(38,376)	(29,848)	$(106,600)
December 31, 2017	(6,386)	(6,386)	(4,965)	(17,737)
Net income	26,266	26,266	20,428	$72,960
Cash distributions to members	(33,156)	(33,156)	(25,788)	$(92,100)
December 31, 2018	$(13,276)	$(13,276)	$(10,325)	$(36,877)
The accompanying notes are an integral part of these financial statements.

POSEIDON OIL PIPELINE COMPANY, L.L.C.
NOTES TO FINANCIAL STATEMENTS

Note 1. Company Organization and Description of Business

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

At December 31, 2018, we were owned (i) 36% by Poseidon Pipeline Company, L.L.C. and (ii) 28% by GEL Poseidon, LLC, collectively ("Genesis") and (iii) 36% by Shell Midstream Partners, L.P. (“Shell”).

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

Note 2. Significant Accounting Policies

Our financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Except as noted within the context of each footnote disclosure, dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

In preparing these financial statements, the Company has evaluated subsequent events for potential recognition or disclosure through February 19, 2019, the issuance date of the financial statements.

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

At December 31, 2018, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.

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

Fair Value Information
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature. The fair value of the amounts outstanding under the February 2015 Credit Facility approximate book value as of December 31, 2018 given the variable rate nature of this debt.

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

No asset impairment charges were recognized during the years ended December 31, 2018, 2017 or 2016.

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

Due to fluctuating crude oil prices, we recognize lower of cost or market adjustments when the carrying value of our crude oil inventory exceeds its net realizable value. These non-cash charges are a component of “Crude oil handling costs” on our Statement of Operations in the period they are recognized. We recognized $0.1 million, $0.1 million and $0.0 million of lower of cost or net realizable value adjustments during 2018, 2017 and 2016, respectively.

Fixed Assets and Asset Retirement Obligations
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

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the reporting periods it benefits. Our fixed assets are depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of an asset. Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets. Estimated useful lives are 5 to 30 years for our related fixed assets.

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and/or normal operation. When an ARO is incurred, we record a liability for the ARO and capitalize an equal amount as an increase in the carrying value of the related long-lived asset. ARO amounts are measured at their estimated fair value using expected present value techniques. Over time, the liability is accreted to its present value (through accretion expense) and the capitalized amount is depreciated over the remaining useful life of the related long-

term asset. We will incur a gain or loss to the extent that our ARO liabilities are not settled at their recorded amounts. See Note 3 for additional information regarding our fixed assets and related AROs.

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

We have entered into long-term pipeline capacity reservation agreements with Anadarko Petroleum Corporation, Eni Petroleum Co. Inc., Exxon Mobil Corporation, Freeport-McMoran Inc., Petrobras America Inc., and Teikoku Oil (North America) Co., Ltd., collectively the “Lucius producers”. The term of these agreements is 20 years (July 2014 through June 2034), which corresponds to the period of dedicated production from the Lucius producers under the agreements. The amount of pipeline capacity reserved each year for the Lucius producers is based on their expected production volumes for that period (as defined in the contract). The capacity reservation agreements require the Lucius producers to make scheduled minimum bill payments to us (as defined in the contract). We defer that portion of the minimum bill payments that relate to future performance obligations under the contract. We recognized $10.8 million, $13.3 million and $13.3 million of pipeline capacity reservation revenues from the Lucius producers for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 our deferred revenue attributable to the Lucius agreements totaled $41.1 million of which $9.2 million is expected to be recognized as revenue in 2019.

Recent and Proposed Accounting Pronouncements
In May 2014, the FASB issued revised guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis for transactions to determine when and how revenue is recognized. The guidance permits the use of either a full retrospective or a modified retrospective approach. In July 2015, the FASB approved a one year deferral of the effective date of this standard to December 15, 2017 for annual reporting periods beginning after that date for public companies, or December 15, 2018 for all other entities. We have elected to adopt the new standard for the annual reporting period following December 15, 2018. We will adopt this guidance as of January 1, 2019 using the modified retrospective approach and will not have a material cumulative adjustment as a result of the adoption.

In February 2016, the FASB issued guidance to improve the transparency and comparability among companies by requiring lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. The guidance also requires additional disclosure about leasing arrangements. The guidance is effective for interim and annual periods beginning after December 15, 2018 for public entities and December 15, 2019 for non-public entities. We have elected to adopt the new standard for the annual reporting period following December 15, 2019. We are currently evaluating the impacts of our pending adoption of this guidance.

In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 with no material impact on our financial statements.

Note 3. Fixed Assets and Asset Retirement Obligations

Fixed Assets
Our fixed asset values and related accumulated depreciation balances were as follows at the dates indicated:

	At December 31,
	2018	2017	2016
Pipelines and facilities	$433,560	$433,174	$433,105
Construction in progress	—	87	32
Total	433,560	433,261	433,137
Less accumulated depreciation	(231,444)	(215,918)	(200,401)
Fixed assets, net	$202,116	$217,343	$232,736

Depreciation expense was $16.9 million, $15.5 million and $15.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Asset retirement obligations
Our AROs result from regulatory requirements that would be triggered by the retirement of our offshore pipeline and platform assets. During the third quarter of 2018, we began the abandonment of the ST-204 8” pipeline lateral, which is a part of the Poseidon Oil Pipeline system, after being notified that the owner of the ST-204 platform complex would be removing their assets from the production area. Due to this we revised the timing of the expected retirement obligation as it relates to the ST-204 lateral pipeline. During the fourth quarter of 2018, the abandonment of the ST-204 8” pipeline lateral was completed. No other revisions to the estimated retirement obligation were made during the period. The following table presents information regarding our estimable asset retirement liabilities for the periods noted.

	For the Year Ended December 31,
	2018	2017	2016
ARO liability, beginning of period	$1,629	$1,513	$1,405
Liabilities settled	(604)	—	—
Accretion expense	127	116	108
Revisions in expected cash flows	1,341	—	—
Gain on settlement	(775)	—	—
ARO liability, end of period	$1,718	$1,629	$1,513

The ARO liability is included in "Other liabilities" in our December 31, 2018 and December 31, 2017 Balance Sheet. Cash settlements of the ARO obligation are recorded in "Other Liabilities" within the Operating Activities in the Statements of Cash Flows.

At December 31, 2018, our forecast of accretion expense is as follows for the next five years:

2019	2020	2021	2022	2023
$133	$143	$154	$166	$179

Note 4. Debt Obligation

February 2015 Credit Facility
In February 2015, we entered into an amended and restated revolving credit agreement having an initial borrowing capacity of $225 million, with a provision that its borrowing capacity could be expanded to $275 million with additional commitments from the lenders. Amounts borrowed under the February 2015 credit facility mature in February 2020. We used $186.8 million of borrowing capacity under the new credit facility to refinance principal amounts that were outstanding under the April 2011 Credit

Facility at termination. We incurred $1.3 million of debt issuance costs related to the February 2015 Credit Facility of which $0.3 million and $0.6 million is deferred within other assets on our Balance Sheet at December 31, 2018 and 2017, respectively.

The weighted-average variable interest rate charged under the February 2015 credit facility was approximately 3.8% and 2.8% for the years ended December 31, 2018 and 2017, respectively. Interest rates charged under the 2015 credit facility are dependent on certain quarterly financial ratios (as defined in the credit agreement). For Eurodollar loans where our leverage ratio is greater than or equal to 1:1 and less than 2:1, the interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75%, and for Base Rate loans (as defined in the credit agreement), the interest rate is 0.75% plus a variable base rate equal to the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. The interest rate on Eurodollar and Base Rate loans would increase by 0.25% if our leverage ratio increased to greater than 2:1 and would decrease by 0.25% if our leverage ratio decreased to less than or equal to 1:1. In addition, we pay commitment fees on the unused portion of the revolving credit facility at rates that vary from 0.25% to 0.375%.

The February 2015 credit facility is non-recourse to our Members and secured by our assets. The February 2015 credit facility also contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to Members. A breach of any of these covenants could result in acceleration of our debt financial obligations. We were in compliance with the covenants of our credit facility at December 31, 2018.

In general, if an Event of Loss occurs (as defined in the credit agreement), we are obligated to either repair the damage or use any insurance proceeds we receive to reduce debt principal outstanding.

Note 5. Members’ Equity

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

Note 6. Related Party Transactions

The following table summarizes our related party transactions for the period indicated:

	For the Year Ended December 31,
	2018	2017	2016
Crude oil handling revenues:
Genesis affiliates	994	986	1,007
Shell affiliates	15,145	18,123	18,892
Total	$16,139	$19,109	$19,899
Crude oil handling costs:
Genesis affiliates	3,917	3,951	2,930
Shell affiliates	2,428	1,938	858
Total	$6,345	$5,889	$3,788
Other operating costs and expenses:
Genesis affiliates	8,640	8,388	7,914
Total	$8,640	$8,388	$7,914

Other operating costs and expenses include amounts charged to us by Manta Ray for operator fees and space on their SS-332A platform.

The following table summarizes our related party accounts receivable and accounts payable amounts at the dates indicated:

	At December 31,
	2018	2017
Accounts receivable - related parties:
Genesis affiliates	$—	$—
Shell affiliates	1,189	1,121
Total accounts receivable - related parties	$1,189	$1,121

Accounts payable - related parties:
Genesis affiliates	2,392	2,175
Shell affiliates	272	209
Total accounts payable - related parties	$2,664	$2,384

Note 7. Significant Risks

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

In terms of percentage of total revenues, our largest customers for the year ended December 31, 2018 were Anadarko Petroleum Corporation 22.3%, Shell Oil Company 13.1%, and ExxonMobil Oil Corporation 12.5%. Our largest customers for the years ended December 31, 2017 and 2016, respectively, were Anadarko Petroleum Corporation 24.0% and 16.8%, Shell Oil Company 15.5% and 15.9%, and BHP Billiton Ltd. 10.6% and 9.7%. Shell Oil Company is a marketing agent for numerous producers who are dedicated to us. The loss of any of these customers or a significant reduction in the crude oil volumes they have dedicated to us for handling would have a material adverse effect on our financial position, results of operations and cash flows.