Form 10-Q
period 2019-03-31
GENESIS ENERGY LP
filed 2019-05-03
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common units	GEL	NYSE
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 3, 2019.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,204	$10,300
Accounts receivable - trade, net	307,390	323,462
Inventories	80,147	73,531
Other	41,329	35,986
Total current assets	440,070	443,279
FIXED ASSETS, at cost	5,471,477	5,440,858
Less: Accumulated depreciation	(1,093,199)	(1,023,825)
Net fixed assets	4,378,278	4,417,033
MINERAL LEASEHOLDS, net of accumulated depletion	559,161	560,481
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	114,704	116,925
EQUITY INVESTEES	350,258	355,085
INTANGIBLE ASSETS, net of amortization	150,494	162,602
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	200,788	—
OTHER ASSETS, net of amortization	119,099	121,707
TOTAL ASSETS	$6,614,811	$6,479,071
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$144,629	$127,327
Accrued liabilities	258,337	205,507
Total current liabilities	402,966	332,834
SENIOR SECURED CREDIT FACILITY	942,000	970,100
SENIOR UNSECURED NOTES, net of debt issuance costs	2,464,247	2,462,363
DEFERRED TAX LIABILITIES	12,828	12,576
OTHER LONG-TERM LIABILITIES	402,610	259,198
Total liabilities	4,224,651	4,037,071

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 24,972,598 and 24,438,022 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	778,508	761,466

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at March 31, 2019 and December 31, 2018	1,621,314	1,690,799
Accumulated other comprehensive income	939	939
Noncontrolling interests	(10,601)	(11,204)
Total partners' capital	1,611,652	1,680,534
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,614,811	$6,479,071
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Offshore pipeline transportation services	$78,317	73,260
Sodium minerals and sulfur services	275,486	285,910
Marine transportation	56,650	48,929
Onshore facilities and transportation	209,556	317,709
Total revenues	620,009	725,808
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	168,105	277,818
Onshore facilities and transportation operating costs	19,652	22,295
Marine transportation operating costs	43,733	37,847
Sodium minerals and sulfur services operating costs	218,708	223,498
Offshore pipeline transportation operating costs	18,458	18,340
General and administrative	11,686	11,674
Depreciation, depletion and amortization	77,638	75,255
Total costs and expenses	557,980	666,727
OPERATING INCOME	62,029	59,081
Equity in earnings of equity investees	12,997	10,572
Interest expense	(55,701)	(56,136)
Other expense	(2,976)	(5,244)
Income before income taxes	16,349	8,273
Income tax expense	(402)	(375)
NET INCOME	15,947	7,898
Net loss attributable to noncontrolling interests	7	136
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$15,954	$8,034
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,415)	(16,888)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(2,461)	$(8,854)
NET LOSS PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.02)	$(0.07)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$15,947	$7,898
Other comprehensive income:
Change in benefit plan liability	—	—
Total Comprehensive income	15,947	7,898
Comprehensive loss attributable to noncontrolling interests	7	136
Comprehensive income attributable to Genesis Energy, L.P.	$15,954	$8,034
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income	—	15,954	(7)	—	15,947
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	610	—	610
Distributions to Class A Convertible Preferred unitholders	—	(18,020)	—	—	(18,020)
Partners' capital, March 31, 2019	$122,579	$1,621,314	$(10,601)	$939	$1,611,652
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2018	122,579	$2,022,597	$(8,079)	$(604)	$2,013,914
Net income	—	8,034	(136)	—	7,898
Cash distributions to partners	—	(62,515)	—	—	(62,515)
Cash contributions from noncontrolling interests	—	—	400	—	400
Distributions to Class A Convertible Preferred unitholders	—	(16,526)	$—	$—	(16,526)
Partners' capital, March 31, 2018	122,579	$1,951,590	$(7,815)	$(604)	$1,943,171
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,947	$7,898
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	77,638	75,255
Amortization and write-off of debt issuance costs and discount	2,682	4,161
Amortization of unearned income and initial direct costs on direct financing leases	(3,139)	(3,330)
Payments received under direct financing leases	5,167	5,167
Equity in earnings of investments in equity investees	(12,997)	(10,572)
Cash distributions of earnings of equity investees	12,400	10,352
Non-cash effect of long-term incentive compensation plans	1,565	(136)
Deferred and other tax liabilities	252	225
Unrealized loss on derivative transactions	5,666	2,642
Other, net	5,640	(1,552)
Net changes in components of operating assets and liabilities (Note 14)	3,200	(3,782)
Net cash provided by operating activities	114,021	86,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(29,612)	(66,051)
Cash distributions received from equity investees - return of investment	5,425	9,277
Proceeds from asset sales	358	6
Net cash used in investing activities	(23,829)	(56,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	187,500	333,800
Repayments on senior secured credit facility	(215,600)	(154,000)
Repayment of senior unsecured notes	—	(145,170)
Debt issuance costs	—	(159)
Contributions from noncontrolling interests	610	400
Distributions to common unitholders	(67,419)	(62,515)
Other, net	5,621	5,135
Net cash used in financing activities	(89,288)	(22,509)
Net increase in cash and cash equivalents	904	7,051
Cash and cash equivalents at beginning of period	10,300	9,041
Cash and cash equivalents at end of period	$11,204	$16,092
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States and the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our soda ash business (our "Alkali Business"), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
Recently Adopted
We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Our material equity method investment, Poseidon Oil Pipeline Company, LLC (“Poseidon”), adopted ASC 606 on January 1, 2019. The adoption did not have an impact to our investment balance or equity in earnings at the transition date or at March 31, 2019. Refer to Note 3 for further details.
We have adopted guidance under ASC Topic 842, Lease Accounting ("ASC 842"), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients which among other things, allows us to carry over previous lease conclusions reached under ASC 840. As a result of adopting the new lease standard, we recorded an operating lease right of use asset of approximately $209 million with a corresponding lease liability as of the transition date. Refer to Note 4 for further details.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for the three months ended March 31, 2019 and 2018.
Recently Issued
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. We do not expect ASU 2016-13 to have a material impact on our financial statements.

3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended March 31, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$38,012	$—	$78,317	$56,650	$172,979
Product Sales	171,544	257,843	—	—	429,387
Refinery Services	—	17,643	—	—	17,643
	$209,556	$275,486	$78,317	$56,650	$620,009

	Three Months Ended March 31, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$30,338	$—	$73,260	$48,929	$152,527
Product Sales	287,371	263,965	—	—	551,336
Refinery Services	—	21,945	—	—	21,945
	$317,709	$285,910	$73,260	$48,929	$725,808

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2018 and March 31, 2019:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Non-Current
Balance at December 31, 2018	$—	$72,241	$26,271
Balance at March 31, 2019	3,456	73,584	27,684

During the three months ended March 31, 2019, there were no balances that were previously classified as contract liabilities at the beginning of the period that were recognized as revenues. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any material contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2019. However, ASC 606 does provide the following practical expedients and exemptions that we utilized:

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2019	$67,074	$48,393
2020	54,414	57,090
2021	37,806	20,139
2022	26,170	4,283
2023	15,518	—
Thereafter	123,665	—
Total	$324,647	$129,905

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Lease Accounting
Lessee Arrangements

We lease a variety of transportation equipment (including trucks, trailers, and railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (under 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of less than 12 months are not recorded on our consolidated balance sheet and we recognize lease expense for these leases on a straight line basis over the lease term.

Certain lease agreements include lease and non-lease components. We have elected to combine lease and non-lease components for all of our underlying assets for the purpose of deriving our right of use asset and lease liability. Additionally, certain lease payments are driven by variable factors, such as plant production or indexing rates. Variable costs are expensed as incurred and are not included in our determination for our lease liability and right of use asset.
As a lessee, we do not have any finance leases and none of our leases contain material residual value guarantees or material restrictive covenants. In addition, most of our leases do not provide an implicit rate, and as such, we determined our incremental borrowing rate based on the information available at January 1, 2019 in determining the present value of lease payments.

Our lease portfolio consists of operating leases within three major categories:

Leases	Classification	Financial Statement Caption	March 31, 2019	January 1, 2019
Assets
	Transportation Equipment	Right of Use Assets, net	113,384	117,727
	Office Space & Equipment	Right of Use Assets, net	13,316	14,194
	Facilities and Equipment	Right of Use Assets, net	74,088	77,008
Total Right of Use Assets, net			200,788	208,929
Liabilities
Current		Accrued liabilities	31,560	33,016
Non-Current		Other long-term liabilities	163,649	171,348
Total Lease Liability			$195,209	$204,364

Our Right of Use Assets, net balance above includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents and our previously classified intangible asset associated with a favorable lease (Note 8). Our lease liability includes our remaining provision for each period presented for our cease-use provision for railcars no longer in use.

We recorded total operating lease costs of $13.2 million during the three months ended March 31, 2019. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The maturities of our operating lease liabilities as of March 31, 2019 on an undiscounted cash flow basis reconciled to the present value recorded on our Unaudited Condensed Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
Remainder of 2019	$20,898	$3,088	$8,408	$32,394
2020	24,621	4,049	9,383	38,053
2021	19,483	3,067	6,720	29,270
2022	17,880	2,362	5,410	25,652
2023	17,077	598	5,349	23,024
Thereafter	43,619	2,307	129,085	175,011
Total Lease Payments	143,578	15,471	164,355	323,404
Less: Interest	(26,689)	(2,117)	(99,389)	(128,195)
Present value of operating lease liabilities	$116,889	$13,354	$64,966	$195,209

The following table presents the weighted average remaining term and discount rate related to our right of use assets:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term	12.1 years
Weighted-average discount rate	7.53%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$12,640
Leased assets obtained in exchange for new operating lease liabilities	197,812

Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
We act as a lessor in our revenue contract associated with the M/T American Phoenix, within the marine transportation segment. The M/T American Phoenix ocean tanker is currently under charter along the Gulf Coast until 2020 with a large refining customer. We recorded lease revenue of $6.7 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively, which is recorded in marine transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.
Additionally, we act as a lessor on our Free State pipeline system, which is included in the onshore and facilities transportation segment. The Free State pipeline is an 86 mile pipeline in Eastern Mississippi used to transport CO2 that is recovered in the area downstream to several delivery points in and around the Mississippi region. Our Free State pipeline is currently under lease through 2028 to an affiliate of an independent crude oil company. We receive fixed installments through the life of the lease as well as variable consideration that is determined by average daily volumes of throughput. We recorded total revenue of $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, which is recorded in onshore facilities and transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Direct Finance Lease
Our direct finance lease includes a lease of the Northeast Jackson Dome ("NEJD") Pipeline. Under the terms of the agreement, we are paid a quarterly payment, which commenced in August 2008. These payments are fixed at approximately $5.2 million per quarter during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interest in the NEJD Pipeline to the lessee for a nominal payment.
The following table details the fixed lease payments we will receive for our lessor arrangements as of March 31, 2019:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
Remainder of 2019	$20,350	$900	$15,501
2020	20,128	1,200	20,668
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
Thereafter	—	5,300	93,005
Total Lease Receipts	40,478	11,000	191,178
Less: Interest	—	—	(67,843)
Total Net Lease Receipts	$40,478	$11,000	$123,335
The present value of our lease receivables for our direct finance lease includes a current portion of $8.6 million which is recorded in other current assets on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.

5. Inventories
The major components of inventories were as follows:

	March 31, 2019	December 31, 2018
Petroleum products	$4,585	$12,203
Crude oil	24,238	8,379
Caustic soda	8,040	10,372
NaHS	8,632	12,400
Raw materials - Alkali operations	6,401	5,952
Work-in-process - Alkali operations	6,343	2,322
Finished goods, net - Alkali operations	10,941	11,402
Materials and supplies, net - Alkali operations	10,967	10,490
Other	—	11
Total	$80,147	$73,531

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were not recorded below cost as of March 31, 2019 and were recorded below cost by $1.0 million as of December 31, 2018.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	March 31, 2019	December 31, 2018
Crude oil pipelines and natural gas pipelines and related assets	$2,918,841	$2,918,285
Alkali facilities, machinery, and equipment	536,987	533,924
Onshore facilities, machinery, and equipment	639,623	639,023
Transportation equipment	19,415	20,102
Marine vessels	957,846	951,597
Land, buildings and improvements	222,249	222,242
Office equipment, furniture and fixtures	20,505	20,505
Construction in progress	114,856	94,025
Other	41,155	41,155
Fixed assets, at cost	5,471,477	5,440,858
Less: Accumulated depreciation	(1,093,199)	(1,023,825)
Net fixed assets	$4,378,278	$4,417,033

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2019	December 31, 2018
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(6,858)	(5,538)
Mineral leaseholds, net	$559,161	$560,481

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$71,672	$68,428
Depletion expense	1,319	1,137

Asset Retirement Obligations
We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2018

ARO liability balance, December 31, 2018	$239,865
Accretion expense	2,220
Settlements	(6,068)
ARO liability balance, March 31, 2019	$236,017

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the ARO balances disclosed above, $86.5 million and $67.5 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, respectively. The remainder of the ARO liability as of March 31, 2019 and December 31, 2018 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2019	$7,660
	2020	$10,997
	2021	$9,313
	2022	$9,892
	2023	$10,586
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2019 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2019 and December 31, 2018, the unamortized excess cost amounts totaled $362.5 million and $366.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2019	2018
Genesis’ share of operating earnings	$16,870	$14,514
Amortization of excess purchase price	(3,873)	(3,942)
Net equity in earnings	$12,997	$10,572
Distributions received	$17,825	$19,629
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon (which is our most significant equity investment):

	March 31, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets
Current assets	$15,495	$18,911
Fixed assets, net	198,289	202,116
Other assets	2,184	886
Total assets	$215,968	$221,913
Liabilities and equity
Current liabilities	$17,217	$15,909
Other liabilities	237,778	242,881
Equity	(39,027)	(36,877)
Total liabilities and equity	$215,968	$221,913

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2019	2018
INCOME STATEMENT DATA:
Revenues	$31,052	$28,944
Operating income	$22,305	$20,347
Net income	$19,850	$18,578

Poseidon's Revolving Credit Facility
Borrowings under Poseidon’s revolving credit facility, which was amended and restated in March 2019, are primarily used to fund spending on capital projects. The March 2019 credit facility is non-recourse to Poseidon’s owners and secured by substantially all of Poseidon's assets and has a new maturity date of March 2024. The March 2019 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Intangibles associated with lease (1)	$—	$—	$—	$13,260	$5,407	$7,853
Marine contract intangibles	27,800	18,953	8,847	27,800	17,593	10,207
Offshore pipeline contract intangibles	158,101	30,511	127,590	158,101	28,431	129,670
Other	31,707	17,650	14,057	31,747	16,875	14,872
Total	$217,608	$67,114	$150,494	$230,908	$68,306	$162,602
(1) Intangible assets associated with a lease in our onshore facilities & transportation segment are now classified as part of our Right or Use Assets, net as part of our adoption of ASC 842 as of January 1, 2019 (Note 4).
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2019	2018
Amortization of intangible assets	$4,289	$5,433
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2019	$12,882
	2020	$16,167
	2021	$10,364
	2022	$10,205
	2023	$9,919

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$942,000	$—	$942,000	$970,100	$—	$970,100
6.750% senior unsecured notes	750,000	11,919	738,081	750,000	12,763	737,237
6.000% senior unsecured notes	400,000	4,357	395,643	400,000	4,624	395,376
5.625% senior unsecured notes	350,000	4,596	345,404	350,000	4,820	345,180
6.500% senior unsecured notes	550,000	7,936	542,064	550,000	8,241	541,759
6.250% senior unsecured notes	450,000	6,945	443,055	450,000	7,189	442,811
Total long-term debt	$3,442,000	$35,753	$3,406,247	$3,470,100	$37,637	$3,432,463

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $10.0 million and $10.8 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2019, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At March 31, 2019, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At March 31, 2019, our commitment fee rate on the unused committed amount was 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

At March 31, 2019, we had $942.0 million borrowed under our $1.7 billion credit facility, with $23.6 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at March 31, 2019. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2019 was $756.9 million.
Senior Unsecured Note Issuances, Redemption, and Extinguishment
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payment due May 15, 2018. Our 2026 Notes mature on May 15, 2026. That issuance generated proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the senior unsecured notes due February 15, 2021 (the "2021 Notes") that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our revolving credit facility. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs), which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the three months ended March 31, 2018.

10. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2019, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2018 and 2019:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018		$0.5400	$66,193
4th Quarter	February 14, 2019		$0.5500	$67,419
2019
1st Quarter	May 15, 2019	(1)	$0.5500	$67,419
(1) This distribution was declared on April 10, 2019 and will be paid to unitholders of record as of May 1, 2019.
Class A Convertible Preferred Units
On September 1, 2017, we sold $750 million of our Class A Convertible Preferred units (our "preferred units") in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our preferred units. Our preferred units are a new class of security that ranks senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our preferred units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those preferred units.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred unit distributions are recognized on the date in which they are declared. Paid-in-kind ("PIK") distributions were declared and issued as follows:

Distribution For	Date Issued	Number of Units	Total Amount
2018
1st Quarter	May 15, 2018	500,976	$16,888
2nd Quarter	August 14, 2018	511,934	$17,527
3rd Quarter	November 14, 2018	523,132	$17,635
4th Quarter	February 14, 2019	534,576	$18,021
2019
1st Quarter	May 15, 2019	364,180	$12,277

Net Income Attributable to Genesis Energy, L.P. is reduced by preferred unit distributions that accumulated during the period. During 2019, net loss attributable to common unitholders was reduced by $18.4 million as a result of distributions that accumulated during the period. During this period, we declared a PIK of the portion of the quarterly distribution attributable to the first two months of the 2019 Quarter (as defined below), resulting in the issuance of 364,180 preferred units. For the portion of the quarterly distribution attributable to the final month of the 2019 Quarter, we will pay a cash distribution of $0.2458 for each preferred unit. This total quarterly distribution to the preferred unitholders equates to a quarterly distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis). These distributions will be payable on May 15, 2019 to preferred unitholders of record at the close of business on May 1, 2019.

The following table shows the change in our mezzanine and preferred units balances from December 31, 2018 to March 31, 2019:

	Class A Convertible Preferred Units
	Units	$
Balance as of December 31, 2018	24,438,022	$761,466
Distributions paid-in-kind	534,576	18,021
Allocation of Distributions paid in-kind to Preferred Distribution Rate Reset Election (Note 16)	—	(979)
Balance as of March 31, 2019	$24,972,598	$778,508

11. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our preferred units is calculated using the if-converted method. Under the if-converted method, our preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three months ended March 31, 2019, the effect of the assumed conversion of the 24,972,598 preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles net income and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2019	2018
Net Income Attributable to Genesis Energy L.P.	$15,954	$8,034
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,415)	$(16,888)
Net Loss Available to Common Unitholders	$(2,461)	$(8,854)

Weighted Average Outstanding Units	122,579	122,579

Basic and Diluted Net Loss per Common Unit	$(0.02)	$(0.07)

12. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended March 31, 2019
Segment Margin (a)	$76,390	$58,639	$25,603	$12,932	$173,564
Capital expenditures (b)	$458	$22,706	$775	$9,228	$33,167
Revenues:
External customers	$78,317	$277,349	$211,025	$53,318	620,009
Intersegment (c)	—	(1,863)	(1,469)	3,332	—
Total revenues of reportable segments	$78,317	$275,486	$209,556	$56,650	$620,009
Three Months Ended March 31, 2018
Segment Margin (a)	$73,173	$64,391	$21,689	$10,987	$170,240
Capital expenditures (b)	$654	$9,699	$23,289	$10,865	$44,507
Revenues:
External customers	$73,260	$287,403	$320,215	$44,930	725,808
Intersegment (c)	—	(1,493)	(2,506)	3,999	—
Total revenues of reportable segments	$73,260	$285,910	$317,709	$48,929	$725,808
Total assets by reportable segment were as follows:

	March 31, 2019	December 31, 2018
Offshore pipeline transportation	$2,355,360	$2,359,013
Sodium minerals and sulfur services	1,951,478	1,844,845
Onshore facilities and transportation	1,469,582	1,431,910
Marine transportation	788,170	800,243
Other assets	50,221	43,060
Total consolidated assets	$6,614,811	$6,479,071

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P:

	Three Months Ended March 31,
	2019	2018
Total Segment Margin	$173,564	$170,240
Corporate general and administrative expenses	(11,100)	(10,460)
Depreciation, depletion, amortization and accretion	(79,937)	(78,008)
Interest expense	(55,701)	(56,136)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(4,828)	(9,057)
Other non-cash items	(6,091)	(6,137)
Cash payments from direct financing leases in excess of earnings	(2,028)	(1,839)
Loss on extinguishment of debt	—	(3,339)
Differences in timing of cash receipts for certain contractual arrangements (2)	2,287	3,331
Non-cash provision for leased items no longer in use	190	(186)
Income tax expense	(402)	(375)
Net income attributable to Genesis Energy, L.P.	$15,954	$8,034

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2019	2018
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$543
Revenues from services and fees to Poseidon(2)	3,165	3,200
Revenues from product sales to ANSAC	90,679	90,796
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from Poseidon(2)	247	249
Charges for services from ANSAC	1,057	1,778

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold during the third quarter of 2018.

(2)	We own 64% interest in Poseidon

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Poseidon
At March 31, 2019 and December 31, 2018 Poseidon owed us $3.2 million and $2.4 million, respectively, for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2019 and 2018 each reflect $2.2 million of fees we earned through the provision of services under that agreement.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. ("ANSAC"), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Net sales to ANSAC were $90.7 million and $90.8 million, during the three months ended March 31, 2019 and 2018, respectively. The costs charged to us by ANSAC, included in operating costs, were $1.1 million and $1.8 million, respectively during the three months ended March 31, 2019 and 2018.
Receivables from and payables to ANSAC as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Receivables:
ANSAC	$66,194	$60,594
Payables:
ANSAC	$1,067	$815

ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. Because we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2019	2018
(Increase) decrease in:
Accounts receivable	$18,170	$27,368
Inventories	(6,616)	(4,469)
Deferred charges	(4,092)	(4,161)
Other current assets	(5,067)	(7,694)
(Decrease) increase in:
Accounts payable	5,226	94
Accrued liabilities	(4,421)	(14,920)
Net changes in components of operating assets and liabilities	$3,200	$(3,782)
Payments of interest and commitment fees were $39.5 million and $43.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We capitalized interest of $0.7 million and $1.4 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
At March 31, 2019 and March 31, 2018, we had incurred liabilities for fixed and intangible asset additions totaling $13.1 million and $20.6 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we enter into swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales.
At March 31, 2019, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	56	—
Weighted average contract price per bbl	$57.25	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	336	133
Weighted average contract price per bbl	$57.90	$59.24
Natural gas futures:
Contract volumes (10,000 MMBTU)	136	606
Weighted average contract price per MMBTU	$2.74	$2.80
NYM RBOB Gas futures:
Contract volumes (42,000 gallons)	4	4
Weighted average contract price per gallon	$1.80	$1.81
Fuel oil futures:
Contract volumes (1,000 bbls)	184	100
Weighted average contract price per bbl	$63.14	$62.97
Crude oil options:
Contract volumes (1,000 bbls)	35	10
Weighted average premium received/paid	$1.21	$0.25
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2019 and December 31, 2018:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2019	December 31, 2018
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$667	$3,431
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(667)	(1,361)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$2,070
Natural Gas Swap (undesignated hedge)	Current Assets - Other	1,163	1,274
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$2	$469
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(2)	(44)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$425
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(44,795)	(40,840)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(77)	(125)
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,243)	$(1,361)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	667	1,361
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(576)	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(164)	$(44)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2	44
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(162)	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2019, we had a net broker receivable of approximately $1.6 million (consisting of initial margin of $1.8 million decreased by $0.2 million of variation margin).  As of December 31, 2018, we had a net broker receivable of approximately $2.2 million (consisting of initial margin of $3.1 million decreased by $0.9 million of variation margin).  At March 31, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Unaudited Condensed Consolidated Statement of Operations. At March 31, 2019, the fair value of this embedded derivative was a liability of $44.8 million. See Note 10 for additional information regarding our preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2019	2018
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(742)	$(1,366)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(6,692)	(332)
Total commodity derivatives		$(7,434)	$(1,698)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$1,519	$(275)

Preferred Distribution Rate Reset Election	Other expense	$(2,976)	$(1,906)
16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value at			Fair Value at
	March 31, 2019			December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$669	$1,163	$—	$3,900	$1,274	$—
Liabilities	$(1,407)	$(77)	$—	$(1,405)	$(125)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(44,795)	$—	$—	$(40,840)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Three months ended March 31,
2019
Balance as of December 31, 2018	$(40,840)
Net loss for the period included in earnings	(2,976)
Allocation of Distributions Paid-in-kind	(979)
Balance as of March 31, 2019	$(44,795)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2019.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2019 our senior unsecured notes had a carrying value and fair value of $2.5 billion compared to $2.5 billion and $2.3 billion, respectively, at December 31, 2018. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
March 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,757	$2,441	$—	$11,204
Other current assets	25	—	416,882	12,135	(176)	428,866
Total current assets	31	—	425,639	14,576	(176)	440,070
Fixed assets, at cost	—	—	5,393,893	77,584	—	5,471,477
Less: Accumulated depreciation	—	—	(1,063,357)	(29,842)	—	(1,093,199)
Net fixed assets	—	—	4,330,536	47,742	—	4,378,278
Mineral Leaseholds, net of accumulated depletion	—	—	559,161	—	—	559,161
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	9,978	—	429,612	115,503	(170,796)	384,297
Advances to affiliates	3,238,092	—	—	104,796	(3,342,888)	—
Equity investees	—	—	350,258	—	—	350,258
Investments in subsidiaries	2,656,379	—	62,191	—	(2,718,570)	—
Right of Use Assets, net	$—	$—	$200,788	$—	$—	200,788
Total assets	$5,904,480	$—	$6,660,144	$282,617	$(6,232,430)	$6,614,811
LIABILITIES AND CAPITAL
Current liabilities	$53,616	$—	$302,557	$47,029	$(236)	$402,966
Senior secured credit facility	942,000	—	—	—	—	942,000
Senior unsecured notes, net of debt issuance costs	2,464,247	—	—	—	—	2,464,247
Deferred tax liabilities	—	—	12,828	—	—	12,828
Advances from affiliates	—	—	3,342,790	—	(3,342,790)	—
Other liabilities	44,795	—	352,381	176,092	(170,658)	402,610
Total liabilities	3,504,658	—	4,010,556	223,121	(3,513,684)	4,224,651
Mezzanine Capital:
Class A Convertible Preferred Units	778,508	—	—	—	—	778,508
Partners’ capital, common units	1,621,314	—	2,648,649	70,097	(2,718,746)	1,621,314
Accumulated other comprehensive income(1)	—	—	939	—	—	939
Noncontrolling interests	—	—	—	(10,601)	—	(10,601)
Total liabilities, mezzanine capital and partners’ capital	$5,904,480	$—	$6,660,144	$282,617	$(6,232,430)	$6,614,811
(1)The entire balance and activity within Accumulated Other Comprehensive Income is related to our pension held within our Guarantor Subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$8,968	$1,326	$—	$10,300
Other current assets	50	—	419,809	13,285	(165)	432,979
Total current assets	56	—	428,777	14,611	(165)	443,279
Fixed assets, at cost	—	—	5,363,274	77,584	—	5,440,858
Less: Accumulated depreciation	—	—	(994,609)	(29,216)	—	(1,023,825)
Net fixed assets	—	—	4,368,665	48,368	—	4,417,033
Mineral Leaseholds, net of accumulated depletion	—	—	560,481	—	—	560,481
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	10,776	—	440,312	117,766	(167,620)	401,234
Advances to affiliates	3,305,568	—	—	103,061	(3,408,629)	—
Equity investees and other investments	—	—	355,085	—	—	355,085
Investments in subsidiaries	2,648,510	—	60,532	—	(2,709,042)	—
Total assets	$5,964,910	$—	$6,515,811	$283,806	$(6,285,456)	$6,479,071
LIABILITIES AND CAPITAL
Current liabilities	$39,342	$—	$266,252	$27,350	$(110)	$332,834
Senior secured credit facilities	970,100	—	—	—	—	970,100
Senior unsecured notes, net of debt issuance costs	2,462,363	—	—	—	—	2,462,363
Deferred tax liabilities	—	—	12,576	—	—	12,576
Advances from affiliates	—	—	3,408,659	—	(3,408,659)	—
Other liabilities	40,840	—	188,181	197,658	(167,481)	259,198
Total liabilities	3,512,645	—	3,875,668	225,008	(3,576,250)	4,037,071
Mezzanine Capital:
Class A Convertible Preferred Units	761,466	—	—	—	—	761,466
Partners’ capital, common units	1,690,799	—	2,639,204	70,002	(2,709,206)	1,690,799
Accumulated other comprehensive loss(1)	—	—	939	—	—	939
Noncontrolling interests	—	—	—	(11,204)	—	(11,204)
Total liabilities, mezzanine capital and partners’ capital	$5,964,910	$—	$6,515,811	$283,806	$(6,285,456)	$6,479,071
(1)The entire balance and activity within Accumulated Other Comprehensive Loss is related to our pension plan held within our Guarantor Subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$78,317	$—	$—	$78,317
Sodium minerals and sulfur services	—	—	275,177	2,109	(1,800)	275,486
Marine transportation	—	—	56,650	—	—	56,650
Onshore facilities and transportation	—	—	204,806	4,750	—	209,556
Total revenues	—	—	614,950	6,859	(1,800)	620,009
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	187,397	360	—	187,757
Marine transportation costs	—	—	43,733	—	—	43,733
Sodium minerals and sulfur services operating costs	—	—	218,218	2,290	(1,800)	218,708
Offshore pipeline transportation operating costs	—	—	18,421	37	—	18,458
General and administrative	—	—	11,686	—	—	11,686
Depreciation, depletion and amortization	—	—	77,013	625	—	77,638
Total costs and expenses	—	—	556,468	3,312	(1,800)	557,980
OPERATING INCOME	—	—	58,482	3,547	—	62,029
Equity in earnings of subsidiaries	75,287	—	417	—	(75,704)	—
Equity in earnings of equity investees	—	—	12,997	—	—	12,997
Interest (expense) income, net	(56,357)	—	3,831	(3,175)	—	(55,701)
Other expense	(2,976)	—	—	—	—	(2,976)
Income before income taxes	15,954	—	75,727	372	(75,704)	16,349
Income tax expense	—	—	(402)	—	—	(402)
NET INCOME	15,954	—	75,325	372	(75,704)	15,947
Net loss attributable to noncontrolling interest	—	—	—	7	—	7
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$15,954	$—	$75,325	$379	$(75,704)	$15,954
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,415)	—	—	—	—	$(18,415)
NET LOSS AVAILABLE TO COMMON UNIT HOLDERS	$(2,461)	$—	$75,325	$379	$(75,704)	$(2,461)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$73,260		$—	$73,260
Sodium minerals and sulfur services	—	—	285,097	3,066	(2,253)	285,910
Marine transportation	—	—	48,929	—	—	48,929
Onshore facilities and transportation	—	—	312,874	4,835	—	317,709
Total revenues	—	—	720,160	7,901	(2,253)	725,808
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	299,841	272	—	300,113
Marine transportation costs	—	—	37,847	—	—	37,847
Sodium minerals and sulfur services operating costs	—	—	223,247	2,504	(2,253)	223,498
Offshore pipeline transportation operating costs	—	—	17,662	678	—	18,340
General and administrative	—	—	11,674	—	—	11,674
Depreciation, depletion and amortization	—	—	74,630	625	—	75,255
Total costs and expenses	—	—	664,901	4,079	(2,253)	666,727
OPERATING INCOME	—	—	55,259	3,822	—	59,081
Equity in earnings of subsidiaries	69,592	—	632	—	(70,224)	—
Equity in earnings of equity investees	—	—	10,572	—	—	10,572
Interest (expense) income, net	(56,314)	—	3,544	(3,366)	—	(56,136)
Other expense	(5,244)	—	—	—	—	(5,244)
Income before income taxes	8,034	—	70,007	456	(70,224)	8,273
Income tax expense	—	—	(377)	2	—	(375)
NET INCOME	8,034	—	69,630	458	(70,224)	7,898
Net loss attributable to noncontrolling interest	—	—	—	136	—	136
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$8,034	$—	$69,630	$594	$(70,224)	$8,034
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(16,888)	—	—	—	—	(16,888)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(8,854)	$—	$69,630	$594	$(70,224)	$(8,854)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$28,043	$—	$149,165	$(918)	$(62,269)	$114,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(29,612)	—	—	(29,612)
Cash distributions received from equity investees - return of investment	—	—	5,425	—	—	5,425
Intercompany transfers	67,476	—	—	—	(67,476)	—
Repayments on loan to non-guarantor subsidiary	—	—	1,992	—	(1,992)	—
Proceeds from asset sales	—	—	358	—	—	358
Net cash used in investing activities	67,476	—	(21,837)	—	(69,468)	(23,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	187,500	—	—	—	—	187,500
Repayments on senior secured credit facility	(215,600)	—	—	—	—	(215,600)
Intercompany transfers	—	—	(65,741)	(1,735)	67,476	—
Distributions to common unitholders	(67,419)	—	(67,419)	—	67,419	(67,419)
Contributions from noncontrolling interest	—	—	—	610	—	610
Other, net	—	—	5,621	3,158	(3,158)	5,621
Net cash used in financing activities	(95,519)	—	(127,539)	2,033	131,737	(89,288)
Net increase (decrease) in cash and cash equivalents	—	—	(211)	1,115	—	904
Cash and cash equivalents at beginning of period	6	—	8,968	1,326	—	10,300
Cash and cash equivalents at end of period	$6	$—	$8,757	$2,441	$—	$11,204

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$18,637	$—	$124,180	$874	$(57,363)	$86,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(66,051)	—	—	(66,051)
Cash distributions received from equity investees - return of investment	—	—	9,277	—	—	9,277
Intercompany transfers	9,407	—	—	—	(9,407)	—
Repayments on loan to non-guarantor subsidiary	—	—	1,801	—	(1,801)	—
Proceeds from asset sales	—	—	6	—	—	6
Net cash used in investing activities	9,407	—	(54,967)	—	(11,208)	(56,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	333,800	—	—	—	—	333,800
Repayments on senior secured credit facility	(154,000)	—	—	—	—	(154,000)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(159)	—	—	—	—	(159)
Intercompany transfers	—	—	(5,496)	(3,911)	9,407	—
Distributions to common unitholders	(62,515)	—	(62,515)	—	62,515	(62,515)
Contributions from noncontrolling interest	—	—	—	400	—	400
Other, net	—	—	5,135	3,351	(3,351)	5,135
Net cash provided by financing activities	(28,044)	—	(62,876)	(160)	68,571	(22,509)
Net increase in cash and cash equivalents	—	—	6,337	714	—	7,051
Cash and cash equivalents at beginning of period	6	—	8,340	695	—	9,041
Cash and cash equivalents at end of period	$6	$—	$14,677	$1,409	$—	$16,092

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Non-GAAP Financial Measures

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview

We reported Net Income Attributable to Genesis Energy, L.P. of $16.0 million during the three months ended March 31, 2019 (“2019 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $8.0 million during the three months ended March 31, 2018 (“2018 Quarter”). Net Income Attributable to Genesis Energy, L.P. in the 2019 Quarter benefited from an increase in segment margin of $3.3 million and an increase in equity in earnings of equity investees of $2.4 million, which was offset by higher depreciation, depletion, and amortization expense of $2.4 million. Additionally, the 2018 Quarter was negatively impacted by a loss on debt extinguishment associated with the redemption of our 2021 senior unsecured notes of $3.3 million.
Cash flow from operating activities was $114.0 million for the 2019 Quarter compared to $86.3 million for the 2018 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") was $95.9 million for the 2019 Quarter, a decrease of $5.7 million, or 5.6%, from the 2018 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $173.6 million for the 2019 Quarter, an increase of $3.3 million, or 2%, from the 2018 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".

Distribution
In April 2019, we declared our quarterly distribution to our common unitholders of $0.55 per unit related to the 2019 Quarter.
With respect to our Class A Convertible Preferred Units (our "preferred units"), we declared a payment-in-kind or PIK of the portion of the quarterly distribution attributable to the first two months of the 2019 Quarter, resulting in the issuance of 364,180 preferred units. For the portion of the quarterly distribution attributable to the final month of the 2019 Quarter, we will pay a cash distribution of $0.2458 for each preferred unit. This total quarterly distribution to the preferred unitholders equates to a quarterly distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis). These distributions will be payable on May 15, 2019 to unitholders holders of record at the close of business on May 1, 2019.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2019 Quarter decreased $105.8 million, or 18%, from the 2018 Quarter. In addition, our total costs and expenses as presented on the Unaudited Statements of Operations decreased $108.7 million, or 22%, between the two periods.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our legacy marketing business, which is included in the onshore facilities and transportation segment. The decrease in our revenues and costs in this segment between the 2019 Quarter and the 2018 Quarter is primarily attributable to decreases in crude oil and petroleum product prices and, to an extent, sales volumes. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 12.7% to $54.85 per barrel in the 2019 Quarter, as compared to $62.86 per barrel in the 2018 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
In addition to our legacy marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sodium minerals and sulfur services businesses, which includes our Alkali Business, which is one of the leading producers of natural soda ash worldwide, and our legacy sulfur removal business; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 80% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.

Segment Margin
The contribution of each of our segments to total Segment Margin in the 2019 Quarter and the 2018 Quarter was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Offshore pipeline transportation	$76,390	$73,173
Sodium minerals and sulfur services	58,639	64,391
Onshore facilities and transportation	25,603	21,689
Marine transportation	12,932	10,987
Total Segment Margin	$173,564	$170,240
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
A reconciliation of total Segment Margin to Net Income Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended March 31,
	2019	2018
Total Segment Margin	$173,564	$170,240
Corporate general and administrative expenses	(11,100)	(10,460)
Depreciation, depletion, amortization and accretion	(79,937)	(78,008)
Interest expense	(55,701)	(56,136)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(4,828)	(9,057)
Other non-cash items	(6,091)	(6,137)
Cash payments from direct financing leases in excess of earnings	(2,028)	(1,839)
Non-cash provision for leased items no longer in use	190	(186)
Differences in timing of cash receipts for certain contractual arrangements (2)	2,287	3,331
Loss on debt extinguishment	—	(3,339)
Income tax expense	(402)	(375)
Net Income Attributable to Genesis Energy, L.P.	$15,954	$8,034
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$64,194	$57,133
Offshore natural gas pipeline revenue, excluding non-cash revenues	10,933	12,660
Offshore pipeline operating costs, excluding non-cash expenses	(16,079)	(15,623)
Distributions from equity investments (1)	17,342	19,003
Offshore pipeline transportation Segment Margin	$76,390	$73,173

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	241,754	199,721
Poseidon	253,469	238,693
Odyssey	151,877	109,365
GOPL (2)	8,337	9,756
Total crude oil offshore pipelines	655,437	557,535

Natural gas transportation volumes (MMBtus/d)	419,999	464,757

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	241,754	199,721
Poseidon	162,220	152,764
Odyssey	44,044	31,716
GOPL (3)	8,337	9,756
Total crude oil offshore pipelines	456,355	393,957

Natural gas transportation volumes (MMBtus/d)	160,957	180,568

(1)
Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2019 and 2018, respectively.

(2)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

(3)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Offshore pipeline transportation Segment Margin for the 2019 Quarter increased $3.2 million, or 4%, from the 2018 Quarter, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes more than offset the approximately $3.9 million in pipeline capacity reservation fees, related to our interest in Poseidon Oil Pipeline, LLC ("Poseidon"), that we received during the 2018 Quarter. These minimum bill payments ended during June 2018. During the 2019 Quarter, we began receiving volumes on our CHOPS and Poseidon pipeline systems, due to deliveries from a third party pipeline that has insufficient capacity to directly deliver all of its committed volume to shore. Additionally, we are still anticipating several new dedicated tie-backs scheduled to come on-line in the second half of the year representing up to an additional 40-50 thousand barrels per day, or kbd, of throughput exiting 2019.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended March 31,
	2019	2018
Volumes sold:
NaHS volumes (Dry short tons "DST")	35,743	37,214
Soda Ash volumes (short tons sold)	870,529	917,000
NaOH (caustic soda) volumes (dry short tons sold)	20,802	30,260
Total	927,074	984,474

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$42,948	$43,356
NaOH (caustic soda) revenues	11,813	15,867
Revenues associated with Alkali Business	203,330	204,883
Other revenues	1,616	1,352
Total external segment revenues, excluding non-cash revenues	$259,707	$265,458

Segment Margin (in thousands)	$58,639	$64,391

Average index price for NaOH per DST(1)	$717	$748
(1) Source: IHS Chemical.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Sodium minerals and sulfur services Segment Margin for the 2019 Quarter decreased $5.8 million, or 9%. This decrease is primarily due to lower soda ash volumes during the 2019 Quarter, which was due to the timing of certain maintenance activities and temporary electrical equipment failures at our plant sites that drove lower production volumes. Overall, the contributions from our Alkali Business have continued to exceed our expectations and we expect continued strong performance throughout the remainder of 2019. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Additionally, our refinery services business continues to perform as expected. NaHS volumes slightly decreased during the 2019 Quarter due to lower demand from certain of our international mining customers, primarily located in South America, and our domestic pulp and paper customers.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail facilities and CO2 pipelines operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:

•	facilitating the transportation of crude oil from producers to refineries and from owned and third party terminals to refiners via pipelines;

•	transporting CO2 from natural and anthropogenic sources to crude oil fields owned by our customers;

•	shipping crude oil and refined products to and from producers and refiners via trucks, pipelines, and railcars;

•	Unloading railcars at our crude-by-rail terminals;

•	storing and blending of crude oil and intermediate and finished refined products;

•	purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining; and

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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gathering, marketing, and logistics revenue	$191,531	$299,461
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	17,095	18,448
Payments received under direct financing leases not included in income	2,028	1,839
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(167,378)	(277,892)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(18,718)	(21,583)
Other	1,045	1,416
Segment Margin	$25,603	$21,689

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	42,981	29,526
Jay	11,483	16,911
Mississippi	5,916	7,613
Louisiana (1)	95,824	115,188
Wyoming (2)	—	31,189
Onshore crude oil pipelines total	156,204	200,427

CO2 pipeline (average Mcf/day):
Free State	105,991	96,709

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	33,752	52,376
Rail unload volumes	85,090	52,681
(1) Total daily volume for the three months ended March 31, 2019 include 52,302 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three months ended March 31, 2018 includes 40,330 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(2) Our Powder River Basin midstream assets were divested during the fourth quarter of 2018.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Segment Margin for our onshore facilities and transportation segment increased by $3.9 million, or 18%, between the 2019 Quarter and the 2018 Quarter. The 2019 Quarter was positively impacted by overall increased rail unload volumes at our Raceland facility relative to the 2018 Quarter. The total volumes at our Baton Rouge facilities, including rail, terminal and pipeline volumes, slightly declined overall due to the previously mentioned production curtailments in Alberta. However, we were able to recognize our minimum take or pay obligation in segment margin during the 2019 Quarter. We expect that our main customer will utilize pre-paid transportation credits from the 2019 Quarter for any over performance in the second quarter with any continued over performance not being reflected in our results until the second half of 2019. This was offset partially by the margin recognized during the 2018 Quarter associated with our previously owned Powder River midstream assets that were divested in the fourth quarter of 2018.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2019	2018
Revenues (in thousands):
Inland freight revenues	$25,126	$21,557
Offshore freight revenues	18,300	16,503
Other rebill revenues (1)	13,224	10,869
Total segment revenues	$56,650	$48,929

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$43,718	$37,942

Segment Margin (in thousands)	$12,932	$10,987

Fleet Utilization: (2)
Inland Barge Utilization	96.6%	92.2%
Offshore Barge Utilization	96.3%	94.7%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Marine transportation Segment Margin for the 2019 Quarter increased $1.9 million, or 18%, from the 2018 Quarter. The increase in Segment Margin is primarily attributable to higher overall utilization and improved day rates in both our spot and shorter term contracts. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. These increases were partially offset by an increase in operating costs during the 2019 Quarter due to an increase in our dry-docking costs.
Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2019	2018
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,480	$8,674
Segment	1,159	1,137
Long-term incentive compensation expense	930	176
Third party costs related to business development activities and growth projects	117	1,687
Total general and administrative expenses	$11,686	$11,674
Total general and administrative expenses increased slightly between the three month periods. This increase is primarily attributable to the effects of changes in assumptions used to value our long term incentive compensation awards during 2019 and higher overall corporate general and administrative costs. These increases were offset by lower third party transaction costs during the 2019 Quarter, as the 2018 Quarter included the effects of the acquisition and integration of our Alkali Business.

Depreciation, depletion, and amortization expense

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Depreciation and depletion expense	$72,991	$69,565
Amortization of intangible assets	4,289	5,433
Amortization of CO2 volumetric production payments	358	257
Total depreciation, depletion and amortization expense	$77,638	$75,255
Total depreciation, depletion, and amortization expense increased $2.4 million between the three month periods primarily as a result of placing additional assets into service that were completed during the 2019 Quarter.
Interest expense, net

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$14,158	$14,094
Interest expense, senior unsecured notes	39,547	40,534
Amortization of debt issuance costs and discount	2,682	2,910
Capitalized interest	(686)	(1,402)
Net interest expense	$55,701	$56,136
Net interest expense decreased $0.4 million between the three month periods primarily due to the lack of interest expense during the 2019 Quarter related to our previously held 2021 notes, which we redeemed during the first quarter of 2018. Additionally, we had a lower average outstanding balance on our revolving credit facility during the 2019 Quarter, which was partially offset by an increase in LIBOR rates relative to the 2018 Quarter. In addition, capitalized interest decreased as a result of certain of our large organic growth projects being completed and placed into service during 2018.
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

Liquidity and Capital Resources
General
As of March 31, 2019, our balance sheet and liquidity position remained strong, including $756.9 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.

Our primary cash requirements consist of:

•	working capital, primarily inventories and trade receivables and payables;

•	routine operating expenses;

•	capital growth and maintenance projects;

•	acquisitions of assets or businesses;

•	payments related to servicing and reducing outstanding debt; and

•	quarterly cash distributions to our preferred and common unitholders.

Capital Resources
Our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital from time to time — including through equity and debt offerings (public and private), borrowings under our credit facility and other financing transactions—and to implement our growth strategy successfully. No assurance can be made that we will be able to raise necessary funds on satisfactory terms or implement our growth strategy successfully.
At March 31, 2019, our long-term debt totaled approximately 3.4 billion, consisting of $0.9 billion outstanding under our credit facility (including $23.6 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $750 million carrying amount due August 1, 2022, $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, $550 million carrying amount due October 2025, and $450 million carrying amount due May 2026.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of March 31, 2019, we had issued no units under this program.

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
In our Alkali Business, we typically extract trona from our mining facilities, process it into soda ash and other alkali products, and deliver and sell the alkali products to our customers all within a relatively short time frame. If we do experience any differences in timing of extraction, processing and sales of our trona or alkali products, it could impact the cash requirements for these activities in the short term.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2019 and March 31, 2018.
Net cash flows provided by our operating activities for the three months ended March 31, 2019 were $114.0 million compared to $86.3 million for the three months ended March 31, 2018. This increase in operating cash flow is primarily due to positive working capital effects and an increase in overall segment margin between the 2018 Quarter and the 2019 Quarter.
Capital Expenditures, Distributions and Certain Cash Requirements
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, organic growth projects, maintenance capital expenditures and distributions we pay to our preferred and common unitholders. We finance maintenance capital expenditures and smaller organic growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and organic growth projects) with borrowings under our credit facility, equity issuances and/or issuances of senior unsecured notes. We currently plan to allocate a substantial portion of our excess cash flow to reduce the balance outstanding under our revolving credit facility.
Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2019 and March 31, 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$433	$308
Sodium minerals and sulfur services assets	8,048	7,410
Marine transportation assets	9,228	1,762
Onshore facilities and transportation assets	199	435
Information technology systems	141	62
Total maintenance capital expenditures	18,049	9,977
Growth capital expenditures:
Offshore pipeline transportation assets	25	346
Sodium minerals and sulfur services assets	14,658	2,289
Marine transportation assets	—	9,103
Onshore facilities and transportation assets	576	22,854
Information technology systems	—	2,364
Total growth capital expenditures	15,259	36,956
Total capital expenditures for fixed and intangible assets	33,308	46,933

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
We do not anticipate spending material growth capital expenditures on any individual projects during the remainder of 2019.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the 2019 Quarter primarily relate to expenditures in our Alkali Business and in our marine transportation segment. Our Alkali Business incurs expenditures to maintain and replace its plant equipment due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned drydocks. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On May 15, 2019, we will pay a distribution of 0.55 per common unit totaling $67.4 million with respect to the 2019 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our preferred units, we have declared a PIK of the portion of the quarterly distribution attributable to the first two months of the 2019 Quarter, resulting in the issuance of 364,180 preferred units. For the portion of the quarterly distribution attributable to the final month of the 2019 Quarter, we will pay a cash distribution of $.2458 for each preferred unit, approximating $6.1 million. This total quarterly distribution to the preferred unitholders equates to a quarterly distribution of $.7374 per preferred unit (or $2.9496 on an annualized basis). These distributions will be payable on May 15, 2019 to unitholders holders of record at the close of business on May 1, 2019.
Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$15,954	$8,034
Income Tax Expense	402	375
Depreciation, depletion, amortization and accretion	79,937	78,008
Plus (minus) Select Items, net	12,016	19,597
Maintenance capital utilized (1)	(6,125)	(4,300)
Cash tax expense	(150)	(150)
Cash distributions to preferred unitholders	(6,138)	—
Other	—	6
Available Cash before Reserves	95,896	101,570

(1)
For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2019 Quarter and 2018 Quarter were $18.0 million and $10.0 million, respectively. This increase principally is a result of expenditures associated with our Alkali and Marine businesses.

We define Available Cash before Reserves (“Available Cash before Reserves”) as net income before interest, taxes, depreciation and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense, cash tax expense, and cash distributions to our preferred unitholders. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Three Months Ended March 31,
		2019	2018
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	(2,287)	(3,331)
	Adjustment regarding direct financing leases[2]	2,028	1,839
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	3,865	2,181
	Loss on debt extinguishment	—	3,339
	Adjustment regarding equity investees[3]	4,828	9,057
	Other	2,161	4,032
	Sub-total Select Items, net[4]	10,595	17,117
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	117	1,687
	Equity compensation adjustments	(137)	(156)
	Other	1,441	949
	Total Select Items, net[6]	12,016	19,597
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
(4) Represents all Select Items applicable to Segment Margin and Available Cash before Reserves.
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

(4)	the ability of our assets to generate cash sufficient to satisfy certain non-discretionary cash requirements, including interest payments and certain maintenance capital requirements; and

(5)
our ability to make certain discretionary payments, such as distributions on our preferred and common units, growth capital expenditures, certain maintenance capital expenditures and early payments of indebtedness.

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
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2018, nor do we have any debt or equity triggers based upon our unit or commodity prices.
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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 15 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
There were no changes during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
For additional information about our risk factors, see Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2019 Quarter.

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
Thirteenth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022, 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee

*	4.3
Fifteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 3, 2019	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)