Form 10-Q
period 2019-06-30
GENESIS ENERGY LP
filed 2019-08-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12295

GENESIS ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware				76-0513049
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

919 Milam, Suite 2100,
Houston	,	TX		77002
(Address of principal executive offices)				(Zip code)
Registrant’s telephone number, including area code:			(713)	860-2500

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 6, 2019.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,579	$10,300
Accounts receivable - trade, net	297,847	323,462
Inventories	84,094	73,531
Other	44,877	35,986
Total current assets	436,397	443,279
FIXED ASSETS, at cost	5,505,360	5,440,858
Less: Accumulated depreciation	(1,160,353)	(1,023,825)
Net fixed assets	4,345,007	4,417,033
MINERAL LEASEHOLDS, net of accumulated depletion	558,197	560,481
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	112,428	116,925
EQUITY INVESTEES	344,583	355,085
INTANGIBLE ASSETS, net of amortization	147,178	162,602
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	191,497	—
OTHER ASSETS, net of amortization	117,697	121,707
TOTAL ASSETS	$6,554,943	$6,479,071
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$132,026	$127,327
Accrued liabilities	220,975	205,507
Total current liabilities	353,001	332,834
SENIOR SECURED CREDIT FACILITY	967,000	970,100
SENIOR UNSECURED NOTES, net of debt issuance costs	2,466,137	2,462,363
DEFERRED TAX LIABILITIES	12,911	12,576
OTHER LONG-TERM LIABILITIES	397,690	259,198
Total liabilities	4,196,739	4,037,071

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 and 24,438,022 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	790,115	761,466

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at June 30, 2019 and December 31, 2018	1,575,599	1,690,799
Accumulated other comprehensive income	939	939
Noncontrolling interests	(8,449)	(11,204)
Total partners' capital	1,568,089	1,680,534
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,554,943	$6,479,071
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Offshore pipeline transportation services	$78,427	$69,969	$156,744	$143,229
Sodium minerals and sulfur services	274,606	298,881	550,092	584,791
Marine transportation	58,706	56,185	115,356	105,114
Onshore facilities and transportation	223,046	327,353	432,602	645,062
Total revenues	634,785	752,388	1,254,794	1,478,196
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	167,050	283,059	335,155	560,877
Onshore facilities and transportation operating costs	19,175	23,046	38,827	45,341
Marine transportation operating costs	44,836	44,217	88,569	82,064
Sodium minerals and sulfur services operating costs	219,894	232,517	438,602	456,015
Offshore pipeline transportation operating costs	4,117	17,440	22,575	35,780
General and administrative	13,412	13,529	25,098	25,203
Depreciation, depletion and amortization	79,353	77,680	156,991	152,935
Total costs and expenses	547,837	691,488	1,105,817	1,358,215
OPERATING INCOME	86,948	60,900	148,977	119,981
Equity in earnings of equity investees	15,046	8,324	28,043	18,896
Interest expense	(55,507)	(57,909)	(111,208)	(114,045)
Other expense	(4,692)	(188)	(7,668)	(5,432)
Income before income taxes	41,795	11,127	58,144	19,400
Income tax expense	(143)	(256)	(545)	(631)
NET INCOME	41,652	10,871	57,599	18,769
Net loss (income) attributable to noncontrolling interests	(1,532)	126	(1,525)	262
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$40,120	$10,997	$56,074	$19,031
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(17,257)	(37,099)	(34,145)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$21,436	$(6,260)	$18,975	$(15,114)
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$0.17	$(0.05)	$0.15	$(0.12)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,652	$10,871	$57,599	$18,769
Other comprehensive income:
Change in benefit plan liability	—	—	—	—
Total Comprehensive income	41,652	10,871	57,599	18,769
Comprehensive (income) loss attributable to noncontrolling interests	(1,532)	126	(1,525)	262
Comprehensive income attributable to Genesis Energy, L.P.	$40,120	$10,997	$56,074	$19,031
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2019	122,579	$1,621,314	$(10,601)	$939	$1,611,652
Net income	—	40,120	1,532	—	41,652
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	620	—	620
Distributions to Class A Convertible Preferred unitholders	—	(18,416)	—	—	(18,416)
Partners' capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, March 31, 2018	122,579	$1,951,590	$(7,815)	$(604)	$1,943,171
Net income	—	10,997	(126)	—	10,871
Cash distributions to partners	—	(63,742)	—	—	(63,742)
Cash contributions from noncontrolling interests	—	—	920	—	920
Distributions to Class A Convertible Preferred unitholders	—	(16,888)	—	—	(16,888)
Partners' capital, June 30, 2018	122,579	$1,881,957	$(7,021)	$(604)	$1,874,332

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income	—	56,074	1,525	—	57,599
Cash distributions to partners	—	(134,838)	—	—	(134,838)
Cash contributions from noncontrolling interests	—	—	1,230	—	1,230
Distributions to Class A Convertible Preferred unitholders	—	(36,436)	—	—	(36,436)
Partners' capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2018	122,579	$2,022,597	$(8,079)	$(604)	$2,013,914
Net income	—	19,031	(262)	—	18,769
Cash distributions to partners	—	(126,257)	—	—	(126,257)
Cash contributions from noncontrolling interests	—	—	1,320	—	1,320
Distributions to Class A Convertible Preferred unitholders	—	(33,414)	—	—	(33,414)
Partners' capital, June 30, 2018	122,579	$1,881,957	$(7,021)	$(604)	$1,874,332
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,599	$18,769
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	156,991	152,935
Amortization and write-off of debt issuance costs and discount	5,370	6,820
Amortization of unearned income and initial direct costs on direct financing leases	(6,227)	(6,615)
Payments received under direct financing leases	10,334	10,334
Equity in earnings of investments in equity investees	(28,043)	(18,896)
Cash distributions of earnings of equity investees	27,735	20,162
Non-cash effect of long-term incentive compensation plans	3,822	1,662
Deferred and other tax liabilities	335	331
Unrealized loss on derivative transactions	13,304	3,269
Other, net	(7,703)	(3,800)
Net changes in components of operating assets and liabilities (Note 14)	(37,907)	(34,155)
Net cash provided by operating activities	195,610	150,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(68,666)	(110,970)
Cash distributions received from equity investees - return of investment	10,811	17,828
Investments in equity investees	—	(395)
Proceeds from asset sales	861	1,192
Net cash used in investing activities	(56,994)	(92,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	387,000	543,100
Repayments on senior secured credit facility	(390,100)	(336,000)
Repayment of senior unsecured notes	—	(145,170)
Debt issuance costs	—	(224)
Contributions from noncontrolling interests	1,230	1,320
Distributions to common unitholders	(134,838)	(126,257)
Distributions to preferred unitholders	(6,138)	—
Other, net	3,509	3,565
Net cash used in financing activities	(139,337)	(59,666)
Net decrease in cash and cash equivalents	(721)	(1,195)
Cash and cash equivalents at beginning of period	10,300	9,041
Cash and cash equivalents at end of period	$9,579	$7,846
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
2. Recent Accounting Developments
Recently Adopted
We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Our material equity method investment, Poseidon Oil Pipeline Company, LLC (“Poseidon”), adopted ASC 606 on January 1, 2019. The adoption did not have an impact to our investment balance or equity in earnings at the transition date or at June 30, 2019. Refer to Note 3 for further details.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$37,764	$—	$78,427	$58,706	$174,897
Product Sales	185,282	252,089	—	—	437,371
Refinery Services	—	22,517	—	—	22,517
	$223,046	$274,606	$78,427	$58,706	$634,785

	Three Months Ended June 30, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$35,010	$—	$69,969	$56,185	$161,164
Product Sales	292,343	269,151	—	—	561,494
Refinery Services	—	29,730	—	—	29,730
	$327,353	$298,881	$69,969	$56,185	$752,388

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$75,776	$—	$156,744	$115,356	$347,876
Product Sales	356,826	509,932	—	—	866,758
Refinery Services	—	40,160	—	—	40,160
	$432,602	$550,092	$156,744	$115,356	$1,254,794

	Six Months Ended June 30, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$65,348	$—	$143,229	$105,114	$313,691
Product Sales	579,714	533,116	—	—	1,112,830
Refinery Services	—	51,675	—	—	51,675
	$645,062	$584,791	$143,229	$105,114	$1,478,196

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2018 and June 30, 2019:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Non-Current
Balance at December 31, 2018	$—	$72,241	$26,271
Balance at June 30, 2019	6,972	74,279	27,056

During both the three and six months ended June 30, 2019, $0.7 million that was previously classified as a contract liability at the beginning of the period was recognized as revenue. Additionally, no revenues were recognized in the period related to performance obligations satisfied or partially satisfied from a previous period. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any material contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2019. However, ASC 606 does provide the following practical expedients and exemptions that we utilized:

1)	Performance obligations that are part of a contract with an expected duration of one year or less;

2)	Revenue recognized from the satisfaction of performance obligations where we have a right to consideration in an amount that corresponds directly with the value provided to customers; and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2019	$47,476	$32,170
2020	67,600	57,615
2021	52,479	20,269
2022	38,152	4,283
2023	25,353	—
Thereafter	142,114	—
Total	$373,174	$114,337

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our lease portfolio consists of operating leases within three major categories:

Leases	Classification	Financial Statement Caption	June 30, 2019	January 1, 2019
Assets
	Transportation Equipment	Right of Use Assets, net	107,383	117,727
	Office Space & Equipment	Right of Use Assets, net	12,517	14,194
	Facilities and Equipment	Right of Use Assets, net	71,597	77,008
Total Right of Use Assets, net			191,497	208,929
Liabilities
Current		Accrued liabilities	30,501	33,016
Non-Current		Other long-term liabilities	157,228	171,348
Total Lease Liability			$187,729	$204,364

Our Right of Use Assets, net balance above includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease (Note 8). Our lease liability includes our remaining provision for each period presented for our cease-use provision for railcars no longer in use.
We recorded total operating lease costs of $13.0 million and $26.2 million during the three and six months ended June 30, 2019. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The maturities of our operating lease liabilities as of June 30, 2019 on an undiscounted cash flow basis reconciled to the present value recorded on our Unaudited Condensed Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
Remainder of 2019	$16,213	$2,412	$6,219	$24,844
2020	25,996	4,069	9,383	39,448
2021	20,137	3,087	6,720	29,944
2022	17,980	2,376	5,410	25,766
2023	17,077	600	5,349	23,026
Thereafter	43,619	2,307	129,085	175,011
Total Lease Payments	141,022	14,851	162,166	318,039
Less: Interest	(29,195)	(2,264)	(98,851)	(130,310)
Present value of operating lease liabilities	$111,827	$12,587	$63,315	$187,729

The following table presents the weighted average remaining term and discount rate related to our right of use assets:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term	12.24 years
Weighted-average discount rate	7.56%

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$23,868
Leased assets obtained in exchange for new operating lease liabilities	197,877

Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
We act as a lessor in our revenue contract associated with the M/T American Phoenix, within the marine transportation segment. The M/T American Phoenix ocean tanker is currently under charter along the Gulf Coast until 2020 with a large refining customer. We recorded lease revenue of $6.7 million and $13.4 million for the three and six months ended June 30, 2019 and $7.1 million and $13.4 million for the three and six months ended June 30, 2018 , respectively, which is recorded in marine transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.
Additionally, we act as a lessor on our Free State pipeline system, which is included in the onshore and facilities transportation segment. The Free State pipeline is an 86 mile pipeline in Eastern Mississippi used to transport CO2 that is recovered in the area downstream to several delivery points in and around the Mississippi region. Our Free State pipeline is currently under lease through 2028 to an affiliate of an independent crude oil company. We receive fixed installments through the life of the lease as well as variable consideration that is determined by average daily volumes of throughput. We recorded total revenue of $1.3 million and $2.9 million for the three and six months ended June 30, 2019 and $1.6 million and $3.1 million for the three and six months ended June 30, 2018, respectively, which is recorded in onshore facilities and transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.
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
The following table details the fixed lease payments we will receive for our lessor arrangements as of June 30, 2019:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
Remainder of 2019	$13,616	$600	$10,334
2020	20,128	1,200	20,668
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
Thereafter	—	5,300	93,005
Total Lease Receipts	33,744	10,700	186,011
Less: Interest	—	—	(64,736)
Total Net Lease Receipts	$33,744	$10,700	$121,275

The present value of our lease receivables for our direct finance lease includes a current portion of $8.8 million, which is recorded in other current assets on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories
The major components of inventories were as follows:

	June 30, 2019	December 31, 2018
Petroleum products	$13,884	$12,203
Crude oil	21,231	8,379
Caustic soda	6,856	10,372
NaHS	7,277	12,400
Raw materials - Alkali operations	7,457	5,952
Work-in-process - Alkali operations	5,081	2,322
Finished goods, net - Alkali operations	11,172	11,402
Materials and supplies, net - Alkali operations	11,079	10,490
Other	57	11
Total	$84,094	$73,531

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were not recorded below cost as of June 30, 2019 and were recorded below cost by $1.0 million as of December 31, 2018.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	June 30, 2019	December 31, 2018
Crude oil pipelines and natural gas pipelines and related assets	$2,919,237	$2,918,285
Alkali facilities, machinery, and equipment	542,919	533,924
Onshore facilities, machinery, and equipment	640,129	639,023
Transportation equipment	19,573	20,102
Marine vessels	960,947	951,597
Land, buildings and improvements	223,341	222,242
Office equipment, furniture and fixtures	20,560	20,505
Construction in progress	136,763	94,025
Other	41,891	41,155
Fixed assets, at cost	5,505,360	5,440,858
Less: Accumulated depreciation	(1,160,353)	(1,023,825)
Net fixed assets	$4,345,007	$4,417,033

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2019	December 31, 2018
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(7,822)	(5,538)
Mineral leaseholds, net	$558,197	$560,481

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$73,206	$70,836	$144,878	$139,264
Depletion expense	965	1,054	2,284	2,191

Asset Retirement Obligations
We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2018:

ARO liability balance, December 31, 2018	$239,865
Accretion expense	4,576
Changes in estimate	(15,711)
Settlements	(20,277)
ARO liability balance, June 30, 2019	$208,453

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the ARO balances disclosed above, $62.2 million and $67.5 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, respectively. The remainder of the ARO liability as of June 30, 2019 and December 31, 2018 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet. During 2019, we recorded a change in estimate of $15.7 million related to revisions in our estimated abandonment costs for certain of our non-operating offshore gas assets.
With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2019	$5,136
	2020	$9,053
	2021	$9,297
	2022	$9,892
	2023	$10,586

Certain of our unconsolidated affiliates have AROs recorded at June 30, 2019 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2019 and December 31, 2018, the unamortized excess cost amounts totaled $358.6 million and $366.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Genesis’ share of operating earnings	$18,918	$12,266	$35,788	$26,780
Amortization of excess purchase price	$(3,872)	(3,942)	(7,745)	(7,884)
Net equity in earnings	$15,046	$8,324	$28,043	$18,896
Distributions received	$20,721	$18,361	$38,546	$37,990

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon (which is our most significant equity investment):

	June 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets
Current assets	$17,230	$18,911
Fixed assets, net	194,398	202,116
Other assets	2,310	886
Total assets	$213,938	$221,913
Liabilities and equity
Current liabilities	$16,611	$15,909
Other liabilities	237,158	242,881
Equity	(39,831)	(36,877)
Total liabilities and equity	$213,938	$221,913

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INCOME STATEMENT DATA:
Revenues	$34,387	$27,250	$65,439	$56,194
Operating income	$25,655	$19,325	$47,960	$39,672
Net income	$23,295	$17,432	$43,145	$36,010

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Intangibles associated with lease (1)	$—	$—	$—	$13,260	$5,407	$7,853
Marine contract intangibles	27,800	20,313	7,487	27,800	17,593	10,207
Offshore pipeline contract intangibles	158,101	32,591	125,510	158,101	28,431	129,670
Other	33,123	18,942	14,181	31,747	16,875	14,872
Total	$219,024	$71,846	$147,178	$230,908	$68,306	$162,602

(1) Intangible assets associated with a lease in our onshore facilities & transportation segment are now classified as part of our Right or Use Assets, net as part of our adoption of ASC 842 as of January 1, 2019 (Note 4).
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of intangible assets	$4,812	$5,461	$9,101	$10,894

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2019	$8,616
	2020	$15,910
	2021	$10,421
	2022	$10,247
	2023	$9,975

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$967,000	$—	$967,000	$970,100	$—	$970,100
6.750% senior unsecured notes	750,000	11,069	738,931	750,000	12,763	737,237
6.000% senior unsecured notes	400,000	4,090	395,910	400,000	4,624	395,376
5.625% senior unsecured notes	350,000	4,372	345,628	350,000	4,820	345,180
6.500% senior unsecured notes	550,000	7,631	542,369	550,000	8,241	541,759
6.250% senior unsecured notes	450,000	6,701	443,299	450,000	7,189	442,811
Total long-term debt	$3,467,000	$33,863	$3,433,137	$3,470,100	$37,637	$3,432,463

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $9.2 million and $10.8 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2019, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At June 30, 2019, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At June 30, 2019, our commitment fee rate on the unused committed amount was 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

At June 30, 2019, we had $967.0 million borrowed under our $1.7 billion credit facility, with $30.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at June 30, 2019. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2019 was $731.9 million.
Senior Unsecured Note Issuances, Redemption, and Extinguishment
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the "2026 Notes"). Interest payments are due May 15 and November 15 of each year with the initial interest

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payment due May 15, 2018. Our 2026 Notes mature on May 15, 2026. That issuance generated proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the senior unsecured notes due February 15, 2021 (the "2021 Notes") that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our revolving credit facility. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs), which is recorded as "Other expense" in our Consolidated Statements of Operations for the six months ended June 30, 2018.

10. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2019, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2018 and 2019:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018		$0.5400	$66,193
4th Quarter	February 14, 2019		$0.5500	$67,419
2019
1st Quarter	May 15, 2019		$0.5500	$67,419
2nd Quarter	August 14, 2019	(1)	$0.5500	$67,419
(1) This distribution was declared on July 9, 2019 and will be paid to unitholders of record as of July 31, 2019.
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

Net Income Attributable to Genesis Energy, L.P. is reduced by preferred unit distributions in the form of PIK and cash that accumulated during the period. For the three and six months ended June 30, 2019, net income attributable to common unitholders was reduced by $18.7 million and $37.1 million, respectively. In the first quarter of 2019, we declared a PIK for a portion of the quarterly distribution attributable to the first two months of the first quarter of 2019 (as defined below), resulting in the issuance of 364,180 preferred units. For the portion of the quarterly distribution attributable to the final month of the first quarter of 2019, we paid a cash distribution of $0.2458 for each preferred unit. This total quarterly distribution to the preferred unitholders equates to a quarterly distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis). With respect to our preferred units related to the second quarter of 2019, we declared a cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis), that will be payable on August 14, 2019 to preferred unitholders of record at the close of business on July 31, 2019.
We paid or will pay the following cash distributions to our preferred unitholders in 2019:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019	$0.2458	$6,138
2nd Quarter	August 14, 2019	$0.7374	$18,684

The following table shows the change in our mezzanine and preferred units balances from December 31, 2018 to June 30, 2019:

	Class A Convertible Preferred Units
	Units	$
Balance as of December 31, 2018	24,438,022	$761,466
Distributions paid-in-kind	898,756	30,298
Allocation of Distributions paid in-kind to Preferred Distribution Rate Reset Election (Note 16)	—	(1,649)
Balance as of June 30, 2019	$25,336,778	$790,115

11. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our preferred units is calculated using the if-converted method. Under the if-converted method, our preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and six months ended June 30, 2019, the effect of the assumed conversion of the 25,336,778 preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Attributable to Genesis Energy L.P.	$40,120	10,997	$56,074	$19,031
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(17,257)	(37,099)	$(34,145)
Net Income (Loss) Available to Common Unitholders	$21,436	$(6,260)	$18,975	$(15,114)

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$0.17	$(0.05)	$0.15	$(0.12)

12. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended June 30, 2019
Segment margin (a)	$76,528	$57,705	$35,920	$13,959	$184,112
Capital expenditures (b)	$2,521	$26,137	$3,009	$7,696	$39,363
Revenues:
External customers	$78,427	$276,513	$223,778	$56,067	$634,785
Intersegment (c)	—	(1,907)	(732)	2,639	—
Total revenues of reportable segments	$78,427	$274,606	$223,046	$58,706	$634,785
Three Months Ended June 30, 2018
Segment margin (a)	$71,602	$64,542	$25,744	$11,966	$173,854
Capital expenditures (b)	$1,447	$18,560	$12,570	$9,814	$42,391
Revenues:
External customers	$69,969	$300,928	$328,134	$53,357	$752,388
Intersegment (c)	—	(2,047)	(781)	2,828	—
Total revenues of reportable segments	$69,969	$298,881	$327,353	$56,185	$752,388
Six Months Ended June 30, 2019
Segment Margin (a)	$152,918	$116,344	$61,523	$26,891	$357,676
Capital expenditures (b)	$2,979	$48,843	$3,784	$16,924	$72,530
Revenues:
External customers	$156,744	$553,862	$434,803	$109,385	1,254,794
Intersegment (c)	—	(3,770)	(2,201)	5,971	—
Total revenues of reportable segments	$156,744	$550,092	$432,602	$115,356	$1,254,794
Six Months Ended June 30, 2018
Segment Margin (a)	$144,775	$128,933	$47,433	$22,953	$344,094
Capital expenditures (b)	$2,101	$28,259	$35,859	$20,679	$86,898
Revenues:
External customers	$143,229	$588,331	$648,349	$98,287	1,478,196
Intersegment (c)	—	(3,540)	(3,287)	6,827	—
Total revenues of reportable segments	$143,229	$584,791	$645,062	$105,114	$1,478,196
Total assets by reportable segment were as follows:

	June 30, 2019	December 31, 2018
Offshore pipeline transportation	$2,336,898	$2,359,013
Sodium minerals and sulfur services	1,947,472	1,844,845
Onshore facilities and transportation	1,446,972	1,431,910
Marine transportation	780,565	800,243
Other assets	43,036	43,060
Total consolidated assets	$6,554,943	$6,479,071

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as acquisitions of businesses and contributions to equity investees related to same.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Segment Margin	$184,112	$173,854	$357,676	$344,094
Corporate general and administrative expenses	(13,502)	(13,466)	(24,602)	(23,926)
Depreciation, depletion, amortization and accretion	(66,104)	(79,862)	(146,041)	(157,870)
Interest expense	(55,507)	(57,909)	(111,208)	(114,045)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(5,675)	(10,037)	(10,503)	(19,094)
Other non-cash items	(11,012)	(638)	(17,103)	(6,775)
Cash payments from direct financing leases in excess of earnings	(2,079)	(1,884)	(4,107)	(3,723)
Loss on extinguishment of debt	—	—	—	(3,339)
Differences in timing of cash receipts for certain contractual arrangements (2)	9,848	1,148	12,135	4,479
Non-cash provision for leased items no longer in use	182	47	372	(139)
Income tax expense	(143)	(256)	(545)	(631)
Net income attributable to Genesis Energy, L.P.	$40,120	$10,997	$56,074	$19,031

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$690	$—	$1,233
Revenues from services and fees to Poseidon(2)	3,236	3,039	6,401	6,239
Revenues from product sales to ANSAC	81,784	93,938	172,463	184,734
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon(2)	255	250	502	499
Charges for services from ANSAC	1,279	1,256	2,336	3,034

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold during the third quarter of 2018.

(2)	We own 64% interest in Poseidon

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Poseidon
At both June 30, 2019 and December 31, 2018 Poseidon owed us $2.4 million for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2019 reflect $2.2 million and $4.5 million, respectively. Our revenues for the three and six months ended June 30, 2018 reflect $2.2 million and $4.3 million, respectively of fees we earned through the provision of services under that agreement.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. ("ANSAC"), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Net Sales to ANSAC were $81.8 million and $172.5 million during the three and six months ended June 30, 2019 and were $93.9 million and $184.7 million during the three and six months ended June 30, 2018. The cost charges to us by ANSAC, included in operating costs, were $1.3 million and $2.3 million during the three and six months ended June 30, 2019 and were $1.3 million and $3.0 million during the three and six months ended June 30, 2018.
Receivables from and payables to ANSAC as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Receivables:
ANSAC	$58,871	$60,594
Payables:
ANSAC	$1,139	$815

ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. Because we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2019	2018
(Increase) decrease in:
Accounts receivable	$34,843	$15,834
Inventories	(11,298)	(1,436)
Deferred charges	463	(3,968)
Other current assets	(14,804)	(2,024)
Decrease in:
Accounts payable	(5,705)	(26,596)
Accrued liabilities	(41,406)	(15,965)
Net changes in components of operating assets and liabilities	$(37,907)	$(34,155)

Payments of interest and commitment fees were $107.5 million and $115.9 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We capitalized interest of $1.7 million and $2.0 million during the six months ended June 30, 2019 and June 30, 2018, respectively.
At June 30, 2019 and June 30, 2018, we had incurred liabilities for fixed and intangible asset additions totaling $15.1 million and $18.6 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

15. Derivatives
Commodity Derivatives
We have exposure to commodity price changes related to our inventory and purchase commitments. We utilize derivative instruments (primarily futures and options contracts traded on the NYMEX) to hedge our exposure to commodity prices, primarily of crude oil, fuel oil and petroleum products. Our decision as whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. Most of the petroleum products, including fuel oil that we supply, cannot be hedged with a high degree of effectiveness with derivative contracts available on the NYMEX; therefore, we do not designate derivative contracts utilized to limit our price risk related to these products as hedges for accounting purposes. Typically we utilize crude oil and other petroleum products futures and option contracts to limit our exposure to the effect of fluctuations in petroleum products prices on the future sale of our inventory or commitments to purchase petroleum products, and we recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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
At June 30, 2019, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	56	—
Weighted average contract price per bbl	$53.93	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	384	132
Weighted average contract price per bbl	$55.62	$61.38
Natural gas swaps:
Contract volumes (10,000 MMBTU)	549	—
Weighted average price differential per MMBTU	$0.45	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	138	637
Weighted average contract price per MMBTU	$2.44	$2.75
NYM NYHBRULSD:
Contract volumes (42,000 gal)	35	19
Weighted average contract price per gallon	$1.97	$1.87
NYM RBOB Gas futures:
Contract volumes (42,000 gal)	5	5
Weighted average contract price per gallon	$1.75	$1.73
Fuel oil futures:
Contract volumes (1,000 bbls)	233	—
Weighted average contract price per bbl	$56.34	$—
Crude oil options:
Contract volumes (1,000 bbls)	65	20
Weighted average premium received/paid	$1.10	$0.32

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2019 and December 31, 2018:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2019	December 31, 2018
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$613	$3,431
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(613)	(1,361)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$2,070
Natural Gas Swap (undesignated hedge)	Current Assets - Other	666	1,274
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$6	$469
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(6)	(44)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$425
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(50,157)	(40,840)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(288)	(125)
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(4,700)	$(1,361)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	3,280	1,361
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(1,420)	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(260)	$(44)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	260	44
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2019, we had a net broker receivable of approximately $2.9 million (consisting of initial margin of $2.7 million increased by $0.2 million of variation margin).  As of December 31, 2018, we had a net broker receivable of approximately $2.2 million (consisting of initial margin of $3.1 million decreased by $0.9 million of variation margin).  At June 30, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Unaudited Condensed Consolidated Statement of Operations. At June 30, 2019, the fair value of this embedded derivative was a liability of $50.2 million. See Note 10 for additional information regarding our preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$23	$(1,421)	$(719)	$(2,787)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(1,399)	(5,344)	(8,091)	(5,676)
Total commodity derivatives		$(1,376)	$(6,765)	$(8,810)	$(8,463)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$(284)	$90	$1,235	$(185)

Preferred Distribution Rate Reset Election	Other expense	$(4,692)	$(188)	$(7,668)	$(2,094)

16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair Value at			Fair Value at
	June 30, 2019			December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$619	$666	$—	$3,900	$1,274	$—
Liabilities	$(4,960)	$(288)	$—	$(1,405)	$(125)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(50,157)	$—	$—	$(40,840)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Six Months Ended June 30,
2019
Balance as of December 31, 2018	$(40,840)
Net loss for the period included in earnings	(7,668)
Allocation of Distributions Paid-in-kind	(1,649)
Balance as of June 30, 2019	$(50,157)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2019.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our preferred units with and without a Rate Reset Election. This model contains inputs, including our common unit price, a ten year history of the dividend yield, default probabilities and timing estimates which involve management judgment. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. We report unrealized gains and losses associated with this embedded derivative in our Unaudited Condensed Consolidated Statements of Operations as Other expense, net.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2019 our senior unsecured notes had a carrying value and fair value of $2.5 billion compared to $2.5 billion and $2.3 billion, respectively, at December 31, 2018. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
June 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$7,390	$2,183	$—	$9,579
Other current assets	—	—	414,971	11,866	(19)	426,818
Total current assets	6	—	422,361	14,049	(19)	436,397
Fixed assets, at cost	—	—	5,427,775	77,585	—	5,505,360
Less: Accumulated depreciation	—	—	(1,129,886)	(30,467)	—	(1,160,353)
Net fixed assets	—	—	4,297,889	47,118	—	4,345,007
Mineral Leaseholds, net of accumulated depletion	—	—	558,197	—	—	558,197
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	9,179	—	428,860	113,183	(173,919)	377,303
Advances to affiliates	3,189,059	—	—	110,077	(3,299,136)	—
Equity investees	—	—	344,583	—	—	344,583
Investments in subsidiaries	2,690,066	—	78,474	—	(2,768,540)	—
Right of Use Assets, net	$—	$—	$191,497	$—	$—	191,497
Total assets	$5,888,310	$—	$6,623,820	$284,427	$(6,241,614)	$6,554,943
LIABILITIES AND CAPITAL
Current liabilities	$39,302	$—	$273,130	$40,692	$(123)	$353,001
Senior secured credit facility	967,000	—	—	—	—	967,000
Senior unsecured notes, net of debt issuance costs	2,466,137	—	—	—	—	2,466,137
Deferred tax liabilities	—	—	12,911	—	—	12,911
Advances from affiliates	—	—	3,299,146	—	(3,299,146)	—
Other liabilities	50,157	—	353,169	168,149	(173,785)	397,690
Total liabilities	3,522,596	—	3,938,356	208,841	(3,473,054)	4,196,739
Mezzanine Capital:
Class A Convertible Preferred Units	790,115	—	—	—	—	790,115
Partners’ capital, common units	1,575,599	—	2,684,525	84,035	(2,768,560)	1,575,599
Accumulated other comprehensive income(1)	—	—	939	—	—	939
Noncontrolling interests	—	—	—	(8,449)	—	(8,449)
Total liabilities, mezzanine capital and partners’ capital	$5,888,310	$—	$6,623,820	$284,427	$(6,241,614)	$6,554,943
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$78,427	$—	$—	78,427
Sodium minerals and sulfur services	—	—	273,833	2,101	(1,328)	274,606
Marine transportation	—	—	58,706	—	—	58,706
Onshore facilities and transportation	—	—	218,685	4,361	—	223,046
Total revenues	—	—	629,651	6,462	(1,328)	634,785
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	185,909	316	—	186,225
Marine transportation costs	—	—	44,836	—	—	44,836
Sodium minerals and sulfur services operating costs	—	—	218,761	2,461	(1,328)	219,894
Offshore pipeline transportation operating costs	—	—	11,780	(7,663)	—	4,117
General and administrative	—	—	13,412	—	—	13,412
Depreciation, depletion and amortization	—	—	78,728	625	—	79,353
Total costs and expenses	—	—	553,426	(4,261)	(1,328)	547,837
OPERATING INCOME	—	—	76,225	10,723	—	86,948
Equity in earnings of subsidiaries	101,107	—	6,094	—	(107,201)	—
Equity in earnings of equity investees	—	—	15,046	—	—	15,046
Interest (expense) income, net	(56,295)	—	3,911	(3,123)	—	(55,507)
Other expense	(4,692)	—	—	—	—	(4,692)
Income before income taxes	40,120	—	101,276	7,600	(107,201)	41,795
Income tax expense	—	—	(135)	(8)	—	(143)
NET INCOME	40,120	—	101,141	7,592	(107,201)	41,652
Net income attributable to noncontrolling interest	—	—	—	(1,532)	—	(1,532)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$40,120	$—	$101,141	$6,060	$(107,201)	$40,120
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	—	—	—	—	(18,684)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$21,436	$—	$101,141	$6,060	$(107,201)	$21,436

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$69,969	$—	$—	69,969
Sodium minerals and sulfur services	—	—	297,929	3,068	(2,116)	298,881
Marine transportation	—	—	56,185	—	—	56,185
Onshore facilities and transportation	—	—	322,469	4,884	—	327,353
Total revenues	—	—	746,552	7,952	(2,116)	752,388
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	305,828	277	—	306,105
Marine transportation costs	—	—	44,217	—	—	44,217
Sodium minerals and sulfur services operating costs	—	—	232,021	2,612	(2,116)	232,517
Offshore pipeline transportation operating costs	—	—	16,809	631	—	17,440
General and administrative	—	—	13,529	—	—	13,529
Depreciation, depletion and amortization	—	—	77,055	625	—	77,680
Total costs and expenses	—	—	689,459	4,145	(2,116)	691,488
OPERATING INCOME	—	—	57,093	3,807	—	60,900
Equity in earnings of subsidiaries	69,433	—	897	—	(70,330)	—
Equity in earnings of equity investees	—	—	8,324	—	—	8,324
Interest (expense) income, net	(58,248)	—	3,660	(3,321)	—	(57,909)
Other expense	(188)	—	—	—	—	(188)
Income before income taxes	10,997	—	69,974	486	(70,330)	11,127
Income tax expense	—	—	(478)	222	—	(256)
NET INCOME	10,997	—	69,496	708	(70,330)	10,871
Net loss attributable to noncontrolling interest	—	—	—	126	—	126
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$10,997	$—	$69,496	$834	$(70,330)	$10,997
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,257)	—	—	—	—	(17,257)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(6,260)	$—	$69,496	$834	$(70,330)	$(6,260)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$156,744	$—	$—	$156,744
Sodium minerals and sulfur services	—	—	549,010	4,210	(3,128)	550,092
Marine transportation	—	—	115,356	—	—	115,356
Onshore facilities and transportation	—	—	423,491	9,111	—	432,602
Total revenues	—	—	1,244,601	13,321	(3,128)	1,254,794
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	373,306	676	—	373,982
Marine transportation costs	—	—	88,569	—	—	88,569
Sodium minerals and sulfur services operating costs	—	—	436,979	4,751	(3,128)	438,602
Offshore pipeline transportation operating costs	—	—	30,201	(7,626)	—	22,575
General and administrative	—	—	25,098	—	—	25,098
Depreciation, depletion and amortization	—	—	155,741	1,250	—	156,991
Total costs and expenses	—	—	1,109,894	(949)	(3,128)	1,105,817
OPERATING INCOME	—	—	134,707	14,270	—	148,977
Equity in earnings of subsidiaries	176,394	—	6,511	—	(182,905)	—
Equity in earnings of equity investees	—	—	28,043	—	—	28,043
Interest (expense) income, net	(112,652)	—	7,742	(6,298)	—	(111,208)
Other expense	(7,668)	—	—	—	—	(7,668)
Income before income taxes	56,074	—	177,003	7,972	(182,905)	58,144
Income tax expense	—	—	(537)	(8)	—	(545)
NET INCOME	56,074	—	176,466	7,964	(182,905)	57,599
Net income attributable to noncontrolling interest	—	—	—	(1,525)	—	(1,525)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$56,074	$—	$176,466	$6,439	$(182,905)	$56,074
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(37,099)	—	—	—	—	$(37,099)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$18,975	$—	$176,466	$6,439	$(182,905)	$18,975

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$143,229		$—	$143,229
Sodium minerals and sulfur services	—	—	583,026	6,134	(4,369)	584,791
Marine transportation	—	—	105,114	—	—	105,114
Onshore facilities and transportation	—	—	635,343	9,719	—	645,062
Total revenues	—	—	1,466,712	15,853	(4,369)	1,478,196
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	605,669	549	—	606,218
Marine transportation costs	—	—	82,064	—	—	82,064
Sodium minerals and sulfur services operating costs	—	—	455,268	5,116	(4,369)	456,015
Offshore pipeline transportation operating costs	—	—	34,471	1,309	—	35,780
General and administrative	—	—	25,203	—	—	25,203
Depreciation, depletion and amortization	—	—	151,685	1,250	—	152,935
Total costs and expenses	—	—	1,354,360	8,224	(4,369)	1,358,215
OPERATING INCOME	—	—	112,352	7,629	—	119,981
Equity in earnings of subsidiaries	139,025	—	1,529	—	(140,554)	—
Equity in earnings of equity investees	—	—	18,896	—	—	18,896
Interest (expense) income, net	(114,562)	—	7,204	(6,687)	—	(114,045)
Other expense	(5,432)	—	—	—	—	(5,432)
Income before income taxes	19,031	—	139,981	942	(140,554)	19,400
Income tax expense	—	—	(855)	224	—	(631)
NET INCOME	19,031	—	139,126	1,166	(140,554)	18,769
Net loss attributable to noncontrolling interest	—	—	—	262	—	262
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$19,031	$—	$139,126	$1,428	$(140,554)	$19,031
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(34,145)	—	—	—	—	(34,145)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(15,114)	$—	$139,126	$1,428	$(140,554)	$(15,114)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$33,704	$—	$292,202	$380	$(130,676)	$195,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(68,666)	—	—	(68,666)
Cash distributions received from equity investees - return of investment	—	—	10,811	—	—	10,811
Intercompany transfers	110,372	—	—	—	(110,372)	—
Repayments on loan to non-guarantor subsidiary	—	—	4,036	—	(4,036)	—
Proceeds from asset sales	—	—	861	—	—	861
Net cash used in investing activities	110,372	—	(52,958)	—	(114,408)	(56,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	387,000	—	—	—	—	387,000
Repayments on senior secured credit facility	(390,100)	—	—	—	—	(390,100)
Intercompany transfers	—	—	(103,355)	(7,017)	110,372	—
Distributions to common unitholders	(134,838)	—	(134,838)	—	134,838	(134,838)
Distributions to preferred unitholders	(6,138)	—	(6,138)	—	6,138	(6,138)
Contributions from noncontrolling interest	—	—	—	1,230	—	1,230
Other, net	—	—	3,509	6,264	(6,264)	3,509
Net cash used in financing activities	(144,076)	—	(240,822)	477	245,084	(139,337)
Net decrease in cash and cash equivalents	—	—	(1,578)	857	—	(721)
Cash and cash equivalents at beginning of period	6	—	8,968	1,326	—	10,300
Cash and cash equivalents at end of period	$6	$—	$7,390	$2,183	$—	$9,579

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$9,724	$—	$255,552	$1,494	$(115,954)	$150,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(110,970)	—	—	(110,970)
Cash distributions received from equity investees - return of investment	—	—	17,828	—	—	17,828
Investments in equity investees	—	—	(395)	—	—	(395)
Acquisitions	—	—	—	—	—	—
Intercompany transfers	54,827	—	—	—	(54,827)	—
Repayments on loan to non-guarantor subsidiary	—	—	3,647	—	(3,647)	—
Proceeds from asset sales	—	—	1,192	—	—	1,192
Net cash used in investing activities	54,827	—	(88,698)	—	(58,474)	(92,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	543,100	—	—	—	—	543,100
Repayments on senior secured credit facility	(336,000)	—	—	—	—	(336,000)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(224)	—	—	—	—	(224)
Intercompany transfers	—	—	(46,605)	(8,222)	54,827	—
Distributions to common unitholders	(126,257)	—	(126,257)	—	126,257	(126,257)
Contributions from noncontrolling interest	—	—	—	1,320	—	1,320
Other, net	—	—	3,565	6,656	(6,656)	3,565
Net cash used in financing activities	(64,551)	—	(169,297)	(246)	174,428	(59,666)
Net increase (decrease) in cash and cash equivalents	—	—	(2,443)	1,248	—	(1,195)
Cash and cash equivalents at beginning of period	6	—	8,340	695	—	9,041
Cash and cash equivalents at end of period	$6	$—	$5,897	$1,943	$—	$7,846

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
Overview

We reported Net Income Attributable to Genesis Energy, L.P. of $40.1 million during the three months ended June 30, 2019 (“2019 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $11.0 million during the three months ended June 30, 2018 (“2018 Quarter”). Net Income Attributable to Genesis Energy, L.P. in the 2019 Quarter benefited from an increase in segment margin of $10.3 million, positive changes in estimated abandonment costs for certain of our non-operating offshore gas assets of $15.7 million (which is included within "offshore pipeline transportation operating costs" on the Unaudited Condensed Consolidated Statements of Operations), and an increase in equity in earnings of equity investees of $6.7 million. These were offset by higher depreciation, depletion, and amortization expense of $1.7 million and an unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred units of $4.7 million during the 2019 Quarter compared to an unrealized loss of $0.2 million during the 2018 Quarter.
Cash flow from operating activities was $81.6 million for the 2019 Quarter compared to $64.5 million for the 2018 Quarter. This increase is primarily attributable to our increase in segment margin during the 2019 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $93.5 million for the 2019 Quarter, a decrease of $7.5 million, or 7.5%, from the 2018 Quarter. Available Cash before Reserves for the 2019 Quarter is inclusive of the $18.7 million declared cash distribution to our preferred unitholders that is attributable to the 2019 Quarter and will be paid on August 14, 2019. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $184.1 million for the 2019 Quarter, an increase of $10.3 million, or 6%, from the 2018 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".

Distribution
In July 2019, we declared our quarterly distribution to our common unitholders of $0.55 per unit related to the 2019 Quarter. With respect to our Class A Convertible Preferred Units (our "preferred units"), we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions will be payable on August 14, 2019 to unitholders of record at the close of business on July 31, 2019.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2019 Quarter decreased $117.6 million, or 16%, from the 2018 Quarter. In addition, our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations decreased $143.7 million, or 21%, between the two periods. During the 2019 Quarter, we reported an increase in segment margin of $10.3 million relative to the 2018 Quarter, and a reduction in our estimated abandonment costs for certain of our non-operating offshore gas assets of $15.7 million, which is included within our offshore pipeline transportation operating costs. In addition to these items, we describe the impact on revenues and costs from each of our businesses below.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our legacy marketing business, which is included in the onshore facilities and transportation segment. The decrease in our revenues and costs in this segment between the 2019 Quarter and the 2018 Quarter is primarily attributable to decreases in crude oil and petroleum product prices and, to an extent, sales volumes. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 11.9% to $59.79 per barrel in the 2019 Quarter, as compared to $67.85 per barrel in the 2018 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
In addition to our legacy marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sodium minerals and sulfur services businesses, which includes our Alkali Business, which is one of the leading producers of natural soda ash worldwide, and our legacy sulfur removal business; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 95% of the volumes transported on our onshore crude pipelines, and refiners contract for over 90% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.

Segment Margin
The contribution of each of our segments to total Segment Margin in the 2019 Quarter and the 2018 Quarter was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Offshore pipeline transportation	$76,528	$71,602	$152,918	$144,775
Sodium minerals and sulfur services	57,705	64,542	116,344	128,933
Onshore facilities and transportation	35,920	25,744	61,523	47,433
Marine transportation	13,959	11,966	26,891	22,953
Total Segment Margin	$184,112	$173,854	$357,676	$344,094
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
A reconciliation of total Segment Margin to Net Income Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Segment Margin	$184,112	$173,854	$357,676	$344,094
Corporate general and administrative expenses	(13,502)	(13,466)	(24,602)	(23,926)
Depreciation, depletion, amortization and accretion	(66,104)	(79,862)	(146,041)	(157,870)
Interest expense	(55,507)	(57,909)	(111,208)	(114,045)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(5,675)	(10,037)	(10,503)	(19,094)
Other non-cash items	(11,012)	(638)	(17,103)	(6,775)
Cash payments from direct financing leases in excess of earnings	(2,079)	(1,884)	(4,107)	(3,723)
Non-cash provision for leased items no longer in use	182	47	372	(139)
Differences in timing of cash receipts for certain contractual arrangements (2)	9,848	1,148	12,135	4,479
Loss on debt extinguishment	—	—	—	(3,339)
Income tax expense	(143)	(256)	(545)	(631)
Net Income Attributable to Genesis Energy, L.P.	$40,120	$10,997	$56,074	$19,031

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$59,976	$56,672	$124,170	$113,805
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,415	12,024	24,348	24,684
Offshore pipeline operating costs, excluding non-cash expenses	(17,159)	(15,180)	(33,238)	(30,803)
Distributions from equity investments (1)	20,296	18,086	37,638	37,089
Offshore pipeline transportation Segment Margin	$76,528	$71,602	$152,918	$144,775

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	228,931	181,291	235,307	190,455
Poseidon	264,802	225,559	259,167	232,090
Odyssey	150,039	90,326	150,953	99,793
GOPL (2)	11,990	9,110	10,173	9,431
Total crude oil offshore pipelines	655,762	506,286	655,600	531,769

Natural gas transportation volumes (MMBtus/d)	445,734	431,853	432,888	453,910

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	228,931	181,291	235,307	190,455
Poseidon	169,473	144,358	165,867	148,538
Odyssey	43,511	26,195	43,776	28,940
GOPL (3)	11,990	9,110	10,173	9,431
Total crude oil offshore pipelines	453,905	360,954	455,123	377,364

Natural gas transportation volumes (MMBtus/d)	174,490	156,412	167,748	169,887

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
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Offshore pipeline transportation Segment Margin for the 2019 Quarter increased $4.9 million, or 7%, from the 2018 Quarter, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are the result of: (i) the continued receipt of additional volumes on our CHOPS and Poseidon systems due to deliveries from a third party pipeline that had insufficient capacity to deliver its committed volumes to shore, and (ii) first oil flow in the second half of the 2019 Quarter from the Buckskin and Hadrian North production fields, both of which are fully dedicated to our SEKCO pipeline and further downstream, our Poseidon oil pipeline system. As the Buckskin and Hadrian North volumes noted above began near the end of the 2019 Quarter, contributions to segment margin were minimal in the period. However, we expect the contributions to increase throughout the remainder of 2019 and beyond. These increased volumes during the 2019 Quarter more than offset the approximately $3.9 million in platform fees, related to our interest in Poseidon Oil Pipeline, LLC ("Poseidon"), that we received during the 2018 Quarter. These minimum bill payments ended during June 2018.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Offshore pipeline transportation Segment Margin for the first six months of 2019 increased $8.1 million, or 6%, from the first six months of 2018, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are the result of: (i) the continued receipt of additional volumes on our CHOPS and Poseidon systems due to deliveries from a third party pipeline that had insufficient capacity to deliver its committed volumes to shore, and (ii) first oil flow in the second half of June 2019 from the Buckskin and Hadrian North production fields, of which both are dedicated to our SEKCO pipeline, and further downstream, our Poseidon oil pipeline system. As the Buckskin and Hadrian North volumes noted above began near the end of the 2019 Quarter, contributions to segment margin were minimal in 2019. However, we expect the contributions to increase throughout the remainder of 2019 and beyond. Additionally, the first six months of 2018 was negatively impacted by a significant amount of temporary downtime on certain laterals and the underperformance of several major oilfields in the deepwater Gulf of Mexico. These increased volumes during the first half of 2019 more than offset the approximately $7.8 million in platform fees, related to our interest in Poseidon, that we received during the first six months of 2018. These minimum bill payments ended during June 2018.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Volumes sold:
NaHS volumes (Dry short tons "DST")	34,527	38,090	70,270	75,304
Soda Ash volumes (short tons sold)	824,881	936,000	1,695,410	1,853,000
NaOH (caustic soda) volumes (dry short tons sold)	20,525	27,573	41,327	57,833
Total	879,933	1,001,663	1,807,007	1,986,137

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$41,054	$45,884	$84,002	$89,240
NaOH (caustic soda) revenues	10,745	16,111	22,558	31,978
Revenues associated with Alkali Business	200,871	207,121	404,201	412,004
Other revenues	1,325	2,082	2,941	3,434
Total external segment revenues, excluding non-cash revenues	$253,995	$271,198	$513,702	$536,656

Segment Margin (in thousands)	$57,705	$64,542	$116,344	$128,933

Average index price for NaOH per DST(1)	$697	$795	$707	$772
(1) Source: IHS Chemical.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Sodium minerals and sulfur services Segment Margin for the 2019 Quarter decreased $6.8 million, or 11%. This decrease is primarily due to lower volumes during the 2019 Quarter, including both our soda ash and refinery services businesses. Soda ash volumes in the 2019 Quarter were negatively impacted by longer than expected mine downtime due to hoist maintenance and repairs performed during the move of our longwall mining machine to a different section of our mine. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Our refinery services business continues to perform as expected. NaHS volumes slightly decreased during the 2019 Quarter due to lower demand from certain of our international customers, primarily located in South America, and our domestic pulp and paper customers.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Sodium minerals and sulfur services Segment Margin for the first six months of 2019 decreased $12.6 million, or 10% from the first six months of 2018. This decrease is primarily due to lower volumes including both our soda ash and refinery services businesses. During the first half of 2019, our soda ash business experienced more downtime relative to 2018 due to certain planned maintenance activities (including the planned replacement and upgrade of a heat exchanger and a move of our longwall mining machine) and a temporary electrical equipment failure during the first quarter that impacted our production volumes at our plant sites. Overall, the contributions from our Alkali Business have continued to exceed our expectations. Costs impacting the results of our Alkali Business, many of which are similar in nature to costs related to our sulfur removal business, include costs associated with processing and producing soda ash (and other alkali products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Our refinery services business continues to perform as expected. NaHS volumes slightly decreased during the first six months of 2019 due to lower demand from certain of our international customers, primarily located in South America, and our domestic pulp and paper customers.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$204,607	$307,724	$396,138	$607,185
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	17,157	16,606	34,252	35,054
Payments received under direct financing leases not included in income	2,079	1,884	4,107	3,723
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(165,398)	(282,020)	(332,776)	(559,912)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(18,271)	(23,092)	(36,989)	(44,675)
Other	(4,254)	4,642	(3,209)	6,058
Segment Margin	$35,920	$25,744	$61,523	$47,433

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	47,229	20,643	45,117	25,060
Jay	10,171	13,004	10,823	14,947
Mississippi	6,032	6,367	5,974	6,986
Louisiana (1)	131,456	151,807	113,738	133,598
Wyoming (2)	—	32,210	—	31,703
Onshore crude oil pipelines total	194,888	224,031	175,652	212,294

CO2 pipeline (average Mcf/day):
Free State	76,297	103,867	91,062	100,308

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	30,788	49,278	32,262	50,818
Rail unload volumes	99,519	53,005	92,345	52,844
(1) Total daily volume for the three and six months ended June 30, 2019 include 64,574 and 58,472 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and six months ended June 30, 2018 includes 69,614 and 55,053 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(2) Our Powder River Basin midstream assets were divested during the fourth quarter of 2018.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Onshore facilities and transportation Segment Margin for the 2019 Quarter increased $10.2 million, or 40%. This increase is partially due to increased volumes at our Raceland and Scenic Station rail facilities during the 2019 Quarter. Our main customer associated with our Baton Rouge infrastructure exceeded the minimum take-or-pay volumes, including rail, terminal and pipeline movements, during the 2019 Quarter to a level that utilized and exceeded 100% of the prepaid transportation credits that accumulated during the first quarter of 2019. We also received a cash payment of $10 million during the 2019 Quarter associated with the resolution of a crude oil supply agreement. Additionally, while the volumes on our Texas system increased during the 2019 Quarter, we were only able to recognize our minimum volume commitment because our main customer utilized some of its prepaid transportation credits. This was offset partially by the margin recognized during the 2018 Quarter associated with our previously owned Powder River midstream assets that were divested in the fourth quarter of 2018.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Segment Margin for our onshore facilities and transportation segment increased by $14.1 million, or 30%, between the first six months of 2019 and the first six months of 2018. This increase is partially due to increased volumes at our Raceland and Scenic Station rail facilities during 2019 relative to 2018. Even after reflecting the curtailments on production in Alberta in 2019, our Baton Rouge corridor assets still exceeded the contributions to Segment Margin from the first six months of 2018. We also received a cash payment of $10 million during 2019 associated with the resolution of a crude oil supply agreement. Additionally, although volumes on our Texas system increased during the first half of 2019, we were only able to recognize our minimum volume commitment because our main customer utilized some of its prepaid transportation credits. This was offset partially by the margin recognized during the 2018 Quarter associated with our previously owned Powder River midstream assets that were divested in the fourth quarter of 2018.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues (in thousands):
Inland freight revenues	$26,312	$22,560	$51,438	$44,117
Offshore freight revenues	18,272	17,557	36,572	34,060
Other rebill revenues (1)	14,122	16,068	27,346	26,937
Total segment revenues	$58,706	$56,185	$115,356	$105,114

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$44,747	$44,219	$88,465	$82,161

Segment Margin (in thousands)	$13,959	$11,966	$26,891	$22,953

Fleet Utilization: (2)
Inland Barge Utilization	98.7%	93.5%	97.7%	92.9%
Offshore Barge Utilization	93.9%	92.0%	95.1%	93.4%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Marine transportation Segment Margin for the 2019 Quarter increased $2.0 million, or 17%, from the 2018 Quarter. This increase in Segment Margin is primarily attributable to higher inland and offshore barge utilization during the 2019 Quarter along with an increase in average day rates in the market that have been advantageous in both spot and term contracts. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. This was partially offset by an increase in operating costs during the 2019 Quarter relative to the 2018 Quarter due to an increase in dry-docking costs in both our inland and offshore fleet.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Marine transportation Segment Margin for the first six months of 2019 increased $3.9 million, or 17%, from the first six months of 2018. The increase in Segment Margin is primarily attributable to higher inland and offshore barge utilization and an increase in average day rates in the market that have been advantageous in both spot and term contracts. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. These increases were partially offset by an increase in operating costs during 2019 due to an increase in our dry-docking costs in both our inland and offshore fleet.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,048	$8,612	$20,528	$17,286
Segment	1,059	579	2,218	1,716
Long-term incentive compensation expense	964	1,442	1,894	1,618
Third party costs related to business development activities and growth projects	341	2,896	458	4,583
Total general and administrative expenses	$13,412	$13,529	$25,098	$25,203
Total general and administrative expenses decreased by $0.1 million for the three and six month periods. This decrease is primarily attributable to lower third party transaction costs during 2019, as 2018 included the effects of the acquisition and integration of our Alkali Business. This decrease was almost fully offset by higher corporate general and administrative costs.
Depreciation, depletion, and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Depreciation and depletion expense	$74,171	$71,890	$147,162	$141,455
Amortization of intangible assets	4,812	5,461	9,101	10,894
Amortization of CO2 volumetric production payments	370	329	728	586
Total depreciation, depletion and amortization expense	$79,353	$77,680	$156,991	$152,935
Total depreciation, depletion, and amortization expense increased $1.7 million and $4.1 million between the three and six month periods, respectively, primarily as a result of placing additional assets into service that were completed during 2019.
Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$14,304	$16,347	$28,462	$30,441
Interest expense, senior unsecured notes	39,547	39,547	79,094	80,081
Amortization of debt issuance costs and discount	2,688	2,659	5,370	5,569
Capitalized interest	(1,032)	(644)	(1,718)	(2,046)
Net interest expense	$55,507	$57,909	$111,208	$114,045
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Net interest expense decreased $2.4 million during the 2019 Quarter primarily due to a lower average outstanding balance on our revolving credit facility during the 2019 Quarter which was partially offset by an increase in LIBOR rates relative to the 2018 Quarter.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Net interest expense decreased $2.8 million during the first six months of 2019 primarily due to a lower average outstanding balance on our revolving credit facility during the period which was partially offset by an increase in LIBOR rates relative to the first six months of 2018. Additionally, during 2018, we recorded $1.0 million of interest expense on our previously held 2021 notes, which we redeemed in February 2018.
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

Liquidity and Capital Resources
General
As of June 30, 2019, our balance sheet and liquidity position remained strong, including $731.9 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At June 30, 2019, our long-term debt totaled approximately $3.4 billion, consisting of $1.0 billion outstanding under our credit facility (including $30.3 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $750 million carrying amount due August 1, 2022, $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, $550 million carrying amount due October 2025, and $450 million carrying amount due May 2026.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of June 30, 2019, we had issued no units under this program.

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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the six months ended June 30, 2019 and June 30, 2018.
Net cash flows provided by our operating activities for the six months ended June 30, 2019 were $195.6 million compared to $150.8 million for the six months ended June 30, 2018. This increase in operating cash flow is primarily due to an increase in overall segment margin during 2019 and higher distributions from equity investees during 2019 that were classified as operating.
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

Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the six months ended June 30, 2019 and June 30, 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,942	$1,432
Sodium minerals and sulfur services assets	21,581	21,130
Marine transportation assets	16,924	8,665
Onshore facilities and transportation assets	1,132	886
Information technology systems	672	64
Total maintenance capital expenditures	43,251	32,177
Growth capital expenditures:
Offshore pipeline transportation assets	37	669
Sodium minerals and sulfur services assets	27,262	7,129
Marine transportation assets	—	12,014
Onshore facilities and transportation assets	2,652	34,973
Information technology systems	1,226	2,647
Total growth capital expenditures	31,177	57,432
Total capital expenditures for fixed and intangible assets	$74,428	$89,609
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
Distributions to Unitholders
On August 14, 2019, we will pay a distribution of 0.55 per common unit totaling $67.4 million with respect to the 2019 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our Class A Convertible Preferred Units (our "preferred units"), we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions will be payable on August 14, 2019 to unitholders holders of record at the close of business on July 31, 2019.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$40,120	$10,997
Income tax expense	143	256
Depreciation, depletion, amortization and accretion	66,104	79,862
Plus (minus) Select Items, net	12,270	14,742
Maintenance capital utilized (1)	(6,425)	(4,700)
Cash tax expense	(60)	(150)
Distributions to preferred unitholders	(18,684)	—
Other	—	(7)
Available Cash before Reserves	$93,468	$101,000

(1)
For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2019 Quarter and 2018 Quarter were $25.2 million and $22.2 million, respectively.

We define Available Cash before Reserves (“Available Cash before Reserves”) as net income before interest, taxes, depreciation, depletion, and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense, cash tax expense, and cash distributions to our preferred unitholders. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Three Months Ended June 30,
		2019	2018
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	$(9,848)	$(1,148)
	Adjustment regarding direct financing leases[2]	2,079	1,884
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	9,065	641
	Adjustment regarding equity investees[3]	5,675	10,037
	Other	1,947	(53)
	Sub-total Select Items, net[4]	8,918	11,361
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	341	2,896
	Equity compensation adjustments	—	61
	Other	3,011	424
	Total Select Items, net[6]	$12,270	$14,742
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

•	service equipment interruptions in our pipeline transportation systems, processing operations, or mining facilities;

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

•
the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price; and

•	a cyber-attack involving our information systems and related infrastructure, or that of our business associates.
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
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
There were no changes during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 6, 2019	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)