Form 10-Q
period 2019-09-30
GENESIS ENERGY LP
filed 2019-11-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 6, 2019.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,609	$10,300
Accounts receivable - trade, net	330,581	323,462
Inventories	72,087	73,531
Other	58,469	35,986
Total current assets	517,746	443,279
FIXED ASSETS, at cost	5,521,434	5,440,858
Less: Accumulated depreciation	(1,212,062)	(1,023,825)
Net fixed assets	4,309,372	4,417,033
MINERAL LEASEHOLDS, net of accumulated depletion	556,993	560,481
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	110,094	116,925
EQUITY INVESTEES	336,900	355,085
INTANGIBLE ASSETS, net of amortization	142,715	162,602
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	184,723	—
OTHER ASSETS, net of amortization	100,179	121,707
TOTAL ASSETS	$6,560,681	$6,479,071
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$188,703	$127,327
Accrued liabilities	225,222	205,507
Total current liabilities	413,925	332,834
SENIOR SECURED CREDIT FACILITY	947,000	970,100
SENIOR UNSECURED NOTES, net of debt issuance costs	2,468,033	2,462,363
DEFERRED TAX LIABILITIES	12,872	12,576
OTHER LONG-TERM LIABILITIES	377,167	259,198
Total liabilities	4,218,997	4,037,071

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 and 24,438,022 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	790,115	761,466
Redeemable noncontrolling interests, 55,000 preferred units issued and outstanding at September 30, 2019	49,672	—

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at September 30, 2019 and December 31, 2018	1,507,054	1,690,799
Accumulated other comprehensive income	939	939
Noncontrolling interests	(6,096)	(11,204)
Total partners' capital	1,501,897	1,680,534
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,560,681	$6,479,071
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Offshore pipeline transportation services	$79,738	$70,115	$236,482	$213,344
Sodium minerals and sulfur services	277,527	291,722	827,619	876,513
Marine transportation	59,404	56,296	174,760	161,410
Onshore facilities and transportation	205,028	327,145	637,630	972,207
Total revenues	621,697	745,278	1,876,491	2,223,474
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	160,772	273,251	495,927	834,128
Onshore facilities and transportation operating costs	19,550	22,005	58,377	67,346
Marine transportation operating costs	44,831	44,195	133,400	126,259
Sodium minerals and sulfur services operating costs	222,304	229,204	660,906	685,219
Offshore pipeline transportation operating costs	22,932	17,753	45,507	53,533
General and administrative	14,999	24,209	40,097	49,412
Depreciation, depletion and amortization	83,522	91,876	240,513	244,811
Gain on sale of assets	—	(3,363)	—	(3,363)
Total costs and expenses	568,910	699,130	1,674,727	2,057,345
OPERATING INCOME	52,787	46,148	201,764	166,129
Equity in earnings of equity investees	11,830	9,492	39,873	28,388
Interest expense	(54,673)	(58,819)	(165,881)	(172,864)
Other income (expense)	7,974	1,828	306	(3,604)
Income (loss) before income taxes	17,918	(1,351)	76,062	18,049
Income tax expense	(111)	(283)	(656)	(914)
NET INCOME (LOSS)	17,807	(1,634)	75,406	17,135
Net loss (income) attributable to noncontrolling interests	22	1,311	(1,503)	1,573
Net income attributable to redeemable noncontrolling interests	(272)	—	(272)	—
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$17,557	$(323)	$73,631	$18,708
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(17,635)	(55,783)	(51,780)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(1,127)	$(17,958)	$17,848	$(33,072)
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.01)	$(0.15)	$0.15	$(0.27)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$17,807	$(1,634)	$75,406	$17,135
Other comprehensive income:
Change in benefit plan liability	—	—	—	—
Total Comprehensive income (loss)	17,807	(1,634)	75,406	17,135
Comprehensive (income) loss attributable to noncontrolling interests	22	1,311	(1,503)	1,573
Comprehensive income attributable to redeemable noncontrolling interests	$(272)	$—	$(272)	$—
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$17,557	$(323)	$73,631	$18,708
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089
Net income	—	17,557	(22)	—	17,535
Cash distributions to partners	—	(67,418)	—	—	(67,418)
Cash contributions from noncontrolling interests	—	—	2,375	—	2,375
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2019	122,579	$1,507,054	$(6,096)	$939	$1,501,897
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, June 30, 2018	122,579	$1,881,957	$(7,021)	$(604)	$1,874,332
Net income (loss)	—	(323)	(1,311)	—	(1,634)
Cash distributions to partners	—	(64,967)	—	—	(64,967)
Cash contributions from noncontrolling interests	—	—	660	—	660
Distributions to Class A Convertible Preferred unitholders	—	(17,258)	—	—	(17,258)
Partners' capital, September 30, 2018	122,579	$1,799,409	$(7,672)	$(604)	$1,791,133

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income	—	73,631	1,503	—	75,134
Cash distributions to partners	—	(202,256)	—	—	(202,256)
Cash contributions from noncontrolling interests	—	—	3,605	—	3,605
Distributions to Class A Convertible Preferred unitholders	—	(55,120)	—	—	(55,120)
Partners' capital, September 30, 2019	122,579	$1,507,054	$(6,096)	$939	$1,501,897
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2018	122,579	$2,022,597	$(8,079)	$(604)	$2,013,914
Net income	—	18,708	(1,573)	—	17,135
Cash distributions to partners	—	(191,224)	—	—	(191,224)
Cash contributions from noncontrolling interests	—	—	1,980	—	1,980
Distributions to Class A Convertible Preferred unitholders	—	(50,672)	—	—	(50,672)
Partners' capital, September 30, 2018	122,579	$1,799,409	$(7,672)	$(604)	$1,791,133
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,406	$17,135
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	240,513	244,811
Gain on sale of assets	—	(3,363)
Amortization and write-off of debt issuance costs and discount	8,065	9,489
Amortization of unearned income and initial direct costs on direct financing leases	(9,271)	(9,847)
Payments received under direct financing leases	15,501	15,501
Equity in earnings of investments in equity investees	(39,873)	(28,388)
Cash distributions of earnings of equity investees	39,725	28,992
Non-cash effect of long-term incentive compensation plans	6,298	3,240
Deferred and other tax liabilities	296	380
Unrealized loss on derivative transactions	4,231	1,285
Other, net	(3,518)	999
Net changes in components of operating assets and liabilities (Note 14)	(5,644)	27,330
Net cash provided by operating activities	331,729	307,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(109,598)	(152,868)
Cash distributions received from equity investees - return of investment	18,333	26,042
Investments in equity investees	—	(2,960)
Proceeds from asset sales	890	36,859
Net cash used in investing activities	(90,375)	(92,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	597,500	759,800
Repayments on senior secured credit facility	(620,600)	(638,300)
Net proceeds from issuance of preferred units (Note 10)	49,400	—
Repayment of senior unsecured notes	—	(145,170)
Debt issuance costs	—	(242)
Contributions from noncontrolling interests	3,605	1,980
Distributions to common unitholders	(202,256)	(191,224)
Distributions to preferred unitholders	(24,822)	—
Other, net	2,128	1,356
Net cash used in financing activities	(195,045)	(211,800)
Net increase in cash and cash equivalents	46,309	2,837
Cash and cash equivalents at beginning of period	10,300	9,041
Cash and cash equivalents at end of period	$56,609	$11,878
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
2. Recent Accounting Developments
Recently Adopted
We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Our equity method investment, Poseidon Oil Pipeline Company, LLC (“Poseidon”), adopted ASC 606 on January 1, 2019. The adoption did not have an impact to our investment balance or equity in earnings at the transition date or at September 30, 2019. Refer to Note 3 for further details.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. We have performed a preliminary assessment which consisted of reviewing current and historical information pertaining to our trade accounts receivable and existing contract assets. We do not expect that the adoption of ASU 2016-03 will have a material impact on our financial statements.
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$36,937	$—	$79,738	$59,404	$176,079
Product Sales	168,091	259,332	—	—	427,423
Refinery Services	—	18,195	—	—	18,195
	$205,028	$277,527	$79,738	$59,404	$621,697

	Three Months Ended September 30, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$42,188	$—	$70,115	$56,296	$168,599
Product Sales	284,957	268,207	—	—	553,164
Refinery Services	—	23,515	—	—	23,515
	$327,145	$291,722	$70,115	$56,296	$745,278

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$112,713	$—	$236,482	$174,760	$523,955
Product Sales	524,917	769,264	—	—	1,294,181
Refinery Services	—	58,355	—	—	58,355
	$637,630	$827,619	$236,482	$174,760	$1,876,491

	Nine Months Ended September 30, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$107,536	$—	$213,344	$161,410	$482,290
Product Sales	864,671	801,323	—	—	1,665,994
Refinery Services	—	75,190	—	—	75,190
	$972,207	$876,513	$213,344	$161,410	$2,223,474

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2018 and September 30, 2019:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2018	$—	$72,241	—	$26,271
Balance at September 30, 2019	22,318	57,151	2,595	23,928

During the three and nine months ended September 30, 2019, $0.6 million and $1.3 million, respectively, that was previously classified as a contract liability at the beginning of the period was recognized as revenue. Additionally, no revenues were recognized in the period related to performance obligations satisfied or partially satisfied from a previous period. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process. We did not have any material contract modifications during the period that would affect our contract asset and liability balances.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2019. However, ASC 606 does provide the following practical expedients and exemptions that we utilized:

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2019	$20,986	$15,465
2020	71,068	57,615
2021	56,025	20,269
2022	41,741	4,283
2023	29,000	—
Thereafter	142,700	—
Total	$361,520	$97,632

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our lease portfolio consists of operating leases within three major categories:

Leases	Classification	Financial Statement Caption	September 30, 2019	January 1, 2019
Assets
	Transportation Equipment	Right of Use Assets, net	103,396	117,727
	Office Space & Equipment	Right of Use Assets, net	11,914	14,194
	Facilities and Equipment	Right of Use Assets, net	69,413	77,008
Total Right of Use Assets, net			184,723	208,929
Liabilities
Current		Accrued liabilities	29,572	33,016
Non-Current		Other long-term liabilities	151,680	171,348
Total Lease Liability			$181,252	$204,364

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
We recorded total operating lease costs of $13.0 million and $39.2 million during the three and nine months ended September 30, 2019. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The maturities of our operating lease liabilities as of September 30, 2019 on an undiscounted cash flow basis reconciled to the present value recorded on our Unaudited Condensed Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
Remainder of 2019	$7,208	$1,037	$2,754	$10,999
2020	26,386	4,107	9,383	39,876
2021	20,313	3,151	6,720	30,184
2022	18,060	2,441	5,410	25,911
2023	17,077	667	5,349	23,093
Thereafter	43,619	2,402	129,085	175,106
Total Lease Payments	132,663	13,805	158,701	305,169
Less: Interest	(25,391)	(1,792)	(96,734)	(123,917)
Present value of operating lease liabilities	$107,272	$12,013	$61,967	$181,252

The following table presents the weighted average remaining term and discount rate related to our right of use assets:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term	12.38 years
Weighted-average discount rate	7.58%

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$33,740
Leased assets obtained in exchange for new operating lease liabilities	198,758

Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
We act as a lessor in our revenue contract associated with the M/T American Phoenix, within the marine transportation segment. The M/T American Phoenix ocean tanker is currently under charter along the Gulf Coast until 2020 with a large refining customer. We recorded lease revenue of $6.8 million and $20.2 million for the three and nine months ended September 30, 2019 and $6.8 million and $20.2 million for the three and nine months ended September 30, 2018 , respectively, which is recorded in marine transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.
Additionally, we act as a lessor on our Free State pipeline system, which is included in the onshore and facilities transportation segment. The Free State pipeline is an 86 mile pipeline in Eastern Mississippi used to transport CO2 that is recovered in the area downstream to several delivery points in and around the Mississippi region. Our Free State pipeline is currently under lease through 2028 to an affiliate of an independent crude oil company. We receive fixed installments through the life of the lease as well as variable consideration that is determined by average daily volumes of throughput. We recorded total revenue of $1.3 million and $4.2 million for the three and nine months ended September 30, 2019 and $1.6 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, which is recorded in onshore facilities and transportation revenues on the Unaudited Condensed Consolidated Statements of Operations.
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
The following table details the fixed lease payments we will receive for our lessor arrangements as of September 30, 2019:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
Remainder of 2019	$6,808	$300	$5,166
2020	20,128	1,200	20,668
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
Thereafter	—	5,300	93,005
Total Lease Receipts	26,936	10,400	180,843
Less: Interest	—	—	(61,682)
Total Net Lease Receipts	$26,936	$10,400	$119,161

The present value of our lease receivables for our direct finance lease includes a current portion of $9.1 million, which is recorded in other current assets on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories
The major components of inventories were as follows:

	September 30, 2019	December 31, 2018
Petroleum products	$2,752	$12,203
Crude oil	15,320	8,379
Caustic soda	6,856	10,372
NaHS	8,887	12,400
Raw materials - Alkali operations	6,896	5,952
Work-in-process - Alkali operations	7,437	2,322
Finished goods, net - Alkali operations	12,788	11,402
Materials and supplies, net - Alkali operations	11,151	10,490
Other	—	11
Total	$72,087	$73,531

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were $0.3 million recorded below cost as of September 30, 2019 and were recorded below cost by $1.0 million as of December 31, 2018.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	September 30, 2019	December 31, 2018
Crude oil pipelines and natural gas pipelines and related assets	$2,922,029	$2,918,285
Alkali facilities, machinery, and equipment	563,654	533,924
Onshore facilities, machinery, and equipment	626,492	639,023
Transportation equipment	19,484	20,102
Marine vessels	969,432	951,597
Land, buildings and improvements	225,334	222,242
Office equipment, furniture and fixtures	20,889	20,505
Construction in progress	132,229	94,025
Other	41,891	41,155
Fixed assets, at cost	5,521,434	5,440,858
Less: Accumulated depreciation	(1,212,062)	(1,023,825)
Net fixed assets	$4,309,372	$4,417,033

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2019	December 31, 2018
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(9,026)	(5,538)
Mineral leaseholds, net	$556,993	$560,481

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$77,228	$85,282	$222,106	$224,546
Depletion expense	1,204	722	3,488	2,913

Asset Retirement Obligations
We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2018:

ARO liability balance, December 31, 2018	$239,865
Accretion expense	6,825
Changes in estimate	(14,377)
Settlements	(36,028)
ARO liability balance, September 30, 2019	$196,285

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the ARO balances disclosed above, $53.0 million and $67.5 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, respectively. The remainder of the ARO liability as of September 30, 2019 and December 31, 2018 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet. During 2019, we recorded total changes in estimates of $14.4 million related to revisions in our estimated abandonment costs for certain of our non-operating offshore gas assets.
With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2019	$2,763
	2020	$8,828
	2021	$8,847
	2022	$9,414
	2023	$10,078

Certain of our unconsolidated affiliates have AROs recorded at September 30, 2019 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2019 and December 31, 2018, the unamortized excess cost amounts totaled $354.7 million and $366.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Genesis’ share of operating earnings	$15,703	$13,364	$51,491	$40,144
Amortization of excess purchase price	$(3,873)	(3,872)	(11,618)	(11,756)
Net equity in earnings	$11,830	$9,492	$39,873	$28,388
Distributions received	$19,512	$17,044	$58,058	$55,034

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon (which is our most significant equity investment):

	September 30, 2019	December 31, 2018
BALANCE SHEET DATA:
Assets
Current assets	$21,646	$18,911
Fixed assets, net	190,570	202,116
Other assets	2,207	886
Total assets	$214,423	$221,913
Liabilities and equity
Current liabilities	$14,267	$15,909
Other liabilities	244,057	242,881
Equity	(43,901)	(36,877)
Total liabilities and equity	$214,423	$221,913

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INCOME STATEMENT DATA:
Revenues	$30,602	$27,768	$96,041	$83,962
Operating income	$21,745	$17,772	$69,705	$57,444
Net income	$19,431	$15,721	$62,576	$51,731

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Intangibles associated with lease (1)	$—	$—	$—	$13,260	$5,407	$7,853
Marine contract intangibles	27,800	21,674	6,126	27,800	17,593	10,207
Offshore pipeline contract intangibles	158,101	34,671	123,430	158,101	28,431	129,670
Other	33,555	20,396	13,159	31,747	16,875	14,872
Total	$219,456	$76,741	$142,715	$230,908	$68,306	$162,602

(1) Intangible assets associated with a lease in our onshore facilities & transportation segment are now classified as part of our Right or Use Assets, net as part of our adoption of ASC 842 as of January 1, 2019 (Note 4).
Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of intangible assets	$4,928	$5,475	$14,029	$16,369

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2019	$4,333
	2020	$15,463
	2021	$10,417
	2022	$10,258
	2023	$9,975

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$947,000	$—	$947,000	$970,100	$—	$970,100
6.750% senior unsecured notes	750,000	10,213	739,787	750,000	12,763	737,237
6.000% senior unsecured notes	400,000	3,824	396,176	400,000	4,624	395,376
5.625% senior unsecured notes	350,000	4,147	345,853	350,000	4,820	345,180
6.500% senior unsecured notes	550,000	7,325	542,675	550,000	8,241	541,759
6.250% senior unsecured notes	450,000	6,458	443,542	450,000	7,189	442,811
Total long-term debt	$3,447,000	$31,967	$3,415,033	$3,470,100	$37,637	$3,432,463

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $8.4 million and $10.8 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2019, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At September 30, 2019, our letter of credit rate was 2.50%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At September 30, 2019, our commitment fee rate on the unused committed amount was 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

At September 30, 2019, we had $947.0 million borrowed under our $1.7 billion credit facility, with $12.6 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at September 30, 2019. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2019 was $751.9 million.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Note Extinguishment
We incurred a total loss of approximately $3.3 million  (including the write-off of the related unamortized debt issuance costs) relating to the extinguishment of our 2021 senior unsecured notes, which is recorded as "Other expense" in our Consolidated Statements of Operations for the nine months ended September 30, 2018.

10. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2019, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2018 and 2019:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018		$0.5400	$66,193
4th Quarter	February 14, 2019		$0.5500	$67,419
2019
1st Quarter	May 15, 2019		$0.5500	$67,419
2nd Quarter	August 14, 2019		$0.5500	$67,419
3rd Quarter	November 14, 2019	(1)	$0.5500	$67,419
(1) This distribution was declared on October 8, 2019 and will be paid to unitholders of record as of October 31, 2019.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distribution For	Date Issued	Number of Units	Total Amount
2018
1st Quarter	May 15, 2018	500,976	$16,888
2nd Quarter	August 14, 2018	511,934	$17,527
3rd Quarter	November 14, 2018	523,132	$17,635
4th Quarter	February 14, 2019	534,576	$18,021
2019
1st Quarter	May 15, 2019	364,180	$12,277

Net Income Attributable to Genesis Energy, L.P. is reduced by preferred unit distributions in the form of PIK and cash that accumulated during the period. For the three and nine months ended September 30, 2019, net income attributable to Genesis Energy, L.P. was reduced by $18.7 million and $55.8 million, respectively. In the first quarter of 2019, we declared a PIK for a portion of the quarterly distribution attributable to the first two months of the first quarter of 2019 (as defined below), resulting in the issuance of 364,180 preferred units. For the portion of the quarterly distribution attributable to the final month of the first quarter of 2019, we paid a cash distribution of $0.2458 for each preferred unit. This total quarterly distribution to the preferred unitholders equates to a quarterly distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis). All quarterly distributions to our preferred unitholders subsequent to the first quarter of 2019 are payable in cash.
We paid or will pay the following cash distributions to our preferred unitholders in 2019:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.7374	$18,684
3rd Quarter	November 14, 2019	(1)	$0.7374	$18,684

(1) This distribution was declared on October 8, 2019 and will be paid to unitholders of record as of October 31, 2019.

The following table shows the change in our mezzanine and preferred units balances from December 31, 2018 to September 30, 2019:

	Class A Convertible Preferred Units
	Units	$
Balance as of December 31, 2018	24,438,022	$761,466
Distributions paid-in-kind	898,756	30,298
Allocation of Distributions paid in-kind to Preferred Distribution Rate Reset Election (Note 16)	—	(1,649)
Balance as of September 30, 2019	25,336,778	$790,115

Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively, the “Sponsor”) purchased $55,000,000 and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 (the “Preferred Commitment”) of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. As of September 30, 2019, we received cash of $49.4 million for the $55 million of preferred units issued to date net of issuance costs, which was inclusive of our transaction related expenses and one-time commitment fee.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor has the right to a quarterly distribution equal to 10% per annum on the liquidation preference of each preferred unit. The liquidation preference is defined as one thousand dollars per preferred unit, plus any accrued and unpaid distributions (including as a result of any distributions paid in kind). Distributions are payable quarterly within 45 days after the end of the fiscal quarter. Distributions may be paid in-kind in lieu of cash distributions during the first 36 months following the September 23, 2019 initial closing date. Subsequent to the payment-in-kind period, all distributions must be paid in cash. In addition to the quarterly distributions paid to the Sponsor, Alkali Holdings will distribute all of its distributable cash to the Partnership each quarter, which is equal to all cash and cash equivalents in the operating accounts of Alkali Holdings less cash reserves and a minimum $5 million cash balance to be maintained for working capital needs.
From time to time after we have drawn at least $250 million of our Preferred Commitment, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date ("Base Preferred Return"). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least $250 million of our Preferred Commitment, and the Sponsor is not a "defaulting member" under the LLC Agreement, the Sponsor has the right to a make-whole amount on the number of undrawn preferred units.
The Sponsor is obligated to purchase a minimum of $250 million of preferred units unless certain customary closing conditions are not satisfied, including the existence of a triggering event or a material uncured breach of the Securities Purchase Agreement by Alkali Holdings. A triggering event would occur if Alkali Holdings fails to pay cash distributions subsequent to the paid-in-kind period, fails to redeem preferred units when required to by a change of control event, or if any preferred units remain outstanding on the six year anniversary date, amongst other events. The preferred units must be redeemed, in whole or in part, following certain change of control events, fundamental changes, or the liquidation, winding up, or dissolution of Alkali Holdings and, as applicable, the Partnership. If such an event were to occur, the preferred units would rank senior to Alkali Holdings common units and any class or series of equity of Alkali Holdings established after the issuance of the preferred units.
At any time following the sixth anniversary of the Securities Purchase Agreement, or following the occurrence of certain triggering events, if the preferred units issued and outstanding have not been redeemed in full for cash, the Sponsor has the right to gain control of the board of Alkali Holdings and effectuate a monetization event using its reasonable good faith efforts to maximize the consideration received to the holders of our common units, including the sale of Alkali Holdings (including all of its equity or assets and all of its equity in its subsidiaries), the proceeds of which would first be used to redeem the preferred units at the Base Preferred Return prior to any distribution to us.
Pursuant to the LLC Agreement, the Board of Managers (the "Board") for Alkali Holdings will consist of 5 managers, including 3 designated by the Partnership, 1 designated by the Sponsor, and 1 independent manager. The independent manager is entitled to only attend Board meetings if the Board is required to vote on matters related to a bankruptcy of Alkali Holdings, and is permitted to only vote on such matters.
See Note 18 for additional information regarding our non-guarantor subsidiaries.
Accounting for Redeemable Noncontrolling Interests
Classification
The preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Consolidated Balance Sheet due to the redemption features for a change of control.
Initial and Subsequent Measurement
We recorded the preferred units at their issuance date fair value, net of issuance costs. The fair value as of September 30, 2019 represents the carrying amount based on the issued and outstanding preferred units most probable redemption event on the six year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value. We recorded $0.2 million of redemption accretion from the closing date to September 30, 2019. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the preferred units.
If the preferred units were redeemed on the reporting date of September 30, 2019, the redemption amount would be equal to $117.5 million, which would be the multiple of invested capital metric applied to the preferred units outstanding plus the make-whole amount on the undrawn minimum preferred units.
Net Income Attributable to Genesis Energy, L.P. includes adjustments to the carrying value of our redeemable noncontrolling interest, which includes preferred unit distributions in the form of PIK that accumulated during the period and accretion on the redemption feature. For the period ended September 30, 2019, Net Income Attributable to Genesis Energy, L.P. includes a reduction of $0.3 million.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in our redeemable noncontrolling interests from initial measurement at September 23, 2019 to September 30, 2019:

Nine Months Ended September 30,
2019
Issuance of Preferred Units	$55,000
Issuance costs	(5,600)
Balance as of September 23, 2019	49,400
Distribution paid-in-kind	121
Redemption accretion	151
Balance as of September 30, 2019	$49,672

11. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and nine months ended September 30, 2019, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (loss) Attributable to Genesis Energy L.P.	$17,557	(323)	$73,631	$18,708
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(17,635)	(55,783)	$(51,780)
Net Income (Loss) Available to Common Unitholders	$(1,127)	$(17,958)	$17,848	$(33,072)

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$(0.01)	$(0.15)	$0.15	$(0.27)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended September 30, 2019
Segment margin (a)	$81,060	$55,258	$24,829	$14,672	$175,819
Capital expenditures (b)	$1,996	$26,415	$1,599	$12,741	$42,751
Revenues:
External customers	$79,738	$279,416	$205,913	$56,630	$621,697
Intersegment (c)	—	(1,889)	(885)	2,774	—
Total revenues of reportable segments	$79,738	$277,527	$205,028	$59,404	$621,697
Three Months Ended September 30, 2018
Segment margin (a)	$70,963	$63,942	$36,189	$12,113	$183,207
Capital expenditures (b)	$564	$20,819	$16,700	$4,936	$43,019
Revenues:
External customers	$70,115	$293,491	$327,844	$53,828	$745,278
Intersegment (c)	—	(1,769)	(699)	2,468	—
Total revenues of reportable segments	$70,115	$291,722	$327,145	$56,296	$745,278
Nine Months Ended September 30, 2019
Segment Margin (a)	$233,978	$171,602	$86,352	$41,563	$533,495
Capital expenditures (b)	$4,975	$75,258	$5,383	$29,665	$115,281
Revenues:
External customers	$236,482	$833,278	$640,716	$166,015	1,876,491
Intersegment (c)	—	(5,659)	(3,086)	8,745	—
Total revenues of reportable segments	$236,482	$827,619	$637,630	$174,760	$1,876,491
Nine Months Ended September 30, 2018
Segment Margin (a)	$215,738	$192,875	$83,622	$35,066	$527,301
Capital expenditures (b)	$2,665	$49,078	$52,559	$25,615	$129,917
Revenues:
External customers	$213,344	$881,822	$976,193	$152,115	2,223,474
Intersegment (c)	—	(5,309)	(3,986)	9,295	—
Total revenues of reportable segments	$213,344	$876,513	$972,207	$161,410	$2,223,474
Total assets by reportable segment were as follows:

	September 30, 2019	December 31, 2018
Offshore pipeline transportation	$2,307,072	$2,359,013
Sodium minerals and sulfur services	1,991,392	1,844,845
Onshore facilities and transportation	1,435,504	1,431,910
Marine Transportation	771,235	800,243
Other assets	55,478	43,060
Total consolidated assets	$6,560,681	$6,479,071

(a)	A reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Segment Margin	$175,819	$183,207	$533,495	$527,301
Corporate general and administrative expenses	(15,276)	(23,760)	(39,878)	(47,686)
Depreciation, depletion, amortization and accretion	(87,209)	(94,522)	(233,250)	(252,392)
Interest expense	(54,673)	(58,819)	(165,881)	(172,864)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,682)	(7,552)	(18,185)	(26,646)
Other non-cash items	9,880	(999)	(7,223)	(7,774)
Cash payments from direct financing leases in excess of earnings	(2,131)	(1,931)	(6,238)	(5,654)
Loss on extinguishment of debt	—	—	—	(3,339)
Differences in timing of cash receipts for certain contractual arrangements (2)	(1,249)	792	10,886	5,271
Gain on sale of assets	—	3,363	—	3,363
Non-cash provision for leased items no longer in use	461	181	833	42
Redeemable noncontrolling interest redemption value adjustments (3)	(272)	—	(272)	—
Income tax expense	(111)	(283)	(656)	(914)
Net income (loss) attributable to Genesis Energy, L.P.	$17,557	$(323)	$73,631	$18,708

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(3) Includes distributions paid in kind attributable to the period and accretion on the redemption feature.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$—	$—	$1,233
Revenues from services and fees to Poseidon(2)	3,019	3,021	9,420	9,260
Revenues from product sales to ANSAC	99,878	90,433	272,341	275,167
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services from Poseidon(2)	240	247	742	746
Charges for services from ANSAC	1,020	1,393	3,356	4,427

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold during the third quarter of 2018.

(2)	We own 64% interest in Poseidon

Our CEO, Mr. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft under long-

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.

Poseidon
At September 30, 2019 and December 31, 2018 Poseidon owed us $1.9 million and $2.4 million, respectively, for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2019 reflect $2.2 million and $6.7 million, respectively. Our revenues for the three and nine months ended September 30, 2018 reflect $2.2 million and $6.5 million, respectively of fees we earned through the provision of services under that agreement.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. ("ANSAC"), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Net Sales to ANSAC were $99.9 million and $272.3 million during the three and nine months ended September 30, 2019 and were $90.4 million and $275.2 million during the three and nine months ended September 30, 2018. The cost charges to us by ANSAC, included in operating costs, were $1.0 million and $3.4 million during the three and nine months ended September 30, 2019 and were $1.4 million and $4.4 million during the three and nine months ended September 30, 2018.
Receivables from and payables to ANSAC as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Receivables:
ANSAC	$70,237	$60,594
Payables:
ANSAC	$995	$815

ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. Because we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2019	2018
(Increase) decrease in:
Accounts receivable	$6,294	$87,318
Inventories	709	9,159
Deferred charges	135	(4,899)
Other current assets	(10,358)	(1,798)
Decrease in:
Accounts payable	46,530	(68,974)
Accrued liabilities	(48,954)	6,524
Net changes in components of operating assets and liabilities	$(5,644)	$27,330

Payments of interest and commitment fees were $145.4 million and $158.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. We capitalized interest of $2.9 million and $2.7 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.
At September 30, 2019 and September 30, 2018, we had incurred liabilities for fixed and intangible asset additions totaling $17.7 million and $16.6 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
At September 30, 2019, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	49	—
Weighted average contract price per bbl	$57.20	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	312	181
Weighted average contract price per bbl	$57.68	$57.63
Natural gas swaps:
Contract volumes (10,000 MMBTU)	549	—
Weighted average price differential per MMBTU	$0.41	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	92	591
Weighted average contract price per MMBTU	$2.31	$2.69
NYM NYHBRULSD:
Contract volumes (42,000 gal)	2	2
Weighted average contract price per gallon	$2.01	$1.99
NYM RBOB Gas futures:
Contract volumes (42,000 gal)	6	6
Weighted average contract price per gallon	$1.62	$1.53
Fuel oil futures:
Contract volumes (1,000 bbls)	140	155
Weighted average contract price per bbl	$44.15	$42.49
Crude oil options:
Contract volumes (1,000 bbls)	33	5
Weighted average premium received/paid	$1.37	$0.27

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2019 and December 31, 2018:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2019	December 31, 2018
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,685	$3,431
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,685)	(1,361)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$2,070
Natural Gas Swap (undesignated hedge)	Current Assets - Other	361	1,274
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$161	$469
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(161)	(44)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$425
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(42,183)	(40,840)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(186)	(125)
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,871)	$(1,361)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	2,871	1,361
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(7)	$(44)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	7	44
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2019, we had a net broker receivable of approximately $2.5 million (consisting of initial margin of $1.6 million increased by $0.9 million of variation margin).  As of December 31, 2018, we had a net broker receivable of approximately $2.2 million (consisting of initial margin of $3.1 million decreased by $0.9 million of variation margin).  At September 30, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Expense in our Unaudited Condensed Consolidated Statement of Operations. At September 30, 2019, the fair value of this embedded derivative was a liability of $42.2 million. See Note 10 for additional information regarding our preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$227	$759	$(492)	$(2,028)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	1,373	(1,157)	(6,718)	(6,833)
Total commodity derivatives		$1,600	$(398)	$(7,210)	$(8,861)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$81	$229	$1,316	$44

Preferred Distribution Rate Reset Election	Other income (expense)	$7,974	$1,826	$306	$(268)

16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair Value at			Fair Value at
	September 30, 2019			December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,846	$361	$—	$3,900	$1,274	$—
Liabilities	$(2,878)	$(186)	$—	$(1,405)	$(125)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(42,183)	$—	$—	$(40,840)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Nine Months Ended September 30,
2019
Balance as of December 31, 2018	$(40,840)
Net gain for the period included in earnings	306
Allocation of Distributions Paid-in-kind	(1,649)
Balance as of September 30, 2019	$(42,183)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2019.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2019 our senior unsecured notes had a carrying value and fair value of $2.5 billion compared to $2.5 billion and $2.3 billion, respectively, at December 31, 2018. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

18. Condensed Consolidating Financial Information
Our $2.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except the subsidiaries that hold our Alkali business (collectively, the "Alkali Business"), Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the Partnership's debts, and the liabilities of our unrestricted subsidiaries do not constitute obligations of the Partnership except, in the case of the Alkali Business, to the extent agreed to in the services agreement between the Partnership and Alkali Holdings dated as of September 23, 2019. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
On September 23, 2019, the Company announced the expansion of its Granger facilities which included designating the Alkali Business as unrestricted subsidiaries of the Company under our indentures. Following such designation, the Alkali Business no longer guarantees our notes. The Alkali Business was historically presented as guarantor subsidiaries in footnote 18 and because of such designation will now be presented as non-guarantor subsidiaries. The changes made did not impact the Company's previously reported consolidated net operating results, financial position, or cash flows.
The unaudited condensed consolidating balance sheet as of December 31, 2018 and the unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2018, and unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2018 included in footnote 18 of the Notes to Consolidated Financial Statements have been retrospectively adjusted to reflect these updates to our non-guarantor subsidiaries as though the Alkali Business had been presented as non-guarantor subsidiaries in all periods presented.
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
September 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$18,503	$38,100	$—	$56,609
Other current assets	75	—	247,428	213,709	(75)	461,137
Total current assets	81	—	265,931	251,809	(75)	517,746
Fixed assets, at cost	—	—	4,632,177	889,257	—	5,521,434
Less: Accumulated depreciation	—	—	(1,070,554)	(141,508)	—	(1,212,062)
Net fixed assets	—	—	3,561,623	747,749	—	4,309,372
Mineral Leaseholds, net of accumulated depletion	—	—	—	556,993	—	556,993
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	8,381	—	409,082	112,515	(176,990)	352,988
Advances to affiliates	3,112,557	—	—	109,717	(3,222,274)	—
Equity investees	—	—	336,900	—	—	336,900
Investments in subsidiaries	2,687,759	—	1,419,775	—	(4,107,534)	—
Right of Use Assets, net	—	—	88,149	96,574	—	184,723
Total assets	$5,808,778	$—	$6,383,419	$1,875,357	$(7,506,873)	$6,560,681
LIABILITIES AND CAPITAL
Current liabilities	$54,394	$—	$218,975	$140,735	$(179)	$413,925
Senior secured credit facility	947,000	—	—	—	—	947,000
Senior unsecured notes, net of debt issuance costs	2,468,033	—	—	—	—	2,468,033
Deferred tax liabilities	—	—	12,872	—	—	12,872
Advances from affiliates	—	—	3,222,227	—	(3,222,227)	—
Other liabilities	42,182	—	244,739	267,104	(176,858)	377,167
Total liabilities	3,511,609	—	3,698,813	407,839	(3,399,264)	4,218,997
Mezzanine Capital:
Class A Convertible Preferred Units	790,115	—	—	—	—	790,115
Redeemable noncontrolling interests	—	—	—	49,672	—	49,672
Partners’ capital, common units	1,507,054	—	2,684,606	1,423,003	(4,107,609)	1,507,054
Accumulated other comprehensive income(1)	—	—	—	939	—	939
Noncontrolling interests	—	—	—	(6,096)	—	(6,096)
Total liabilities, mezzanine capital and partners’ capital	$5,808,778	$—	$6,383,419	$1,875,357	$(7,506,873)	$6,560,681
(1)The entire balance and activity within Accumulated Other Comprehensive Income is related to our defined benefit plan held within our Non-Guarantor Subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Balance Sheet
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$4,924	$5,370	$—	$10,300
Other current assets	50	—	229,411	203,683	(165)	432,979
Total current assets	56	—	234,335	209,053	(165)	443,279
Fixed assets, at cost	—	—	4,602,164	838,694	—	5,440,858
Less: Accumulated depreciation	—	—	(926,830)	(96,995)	—	(1,023,825)
Net fixed assets	—	—	3,675,334	741,699	—	4,417,033
Mineral Leaseholds, net of accumulated depletion	—	—	—	560,481	—	560,481
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	10,776	—	435,540	122,538	(167,620)	401,234
Advances to affiliates	3,305,568	—	—	105,917	(3,411,485)	—
Equity investees and other investments	—	—	355,085	—	—	355,085
Investments in subsidiaries	2,648,510	—	1,413,334	—	(4,061,844)	—
Total assets	$5,964,910	$—	$6,415,587	$1,739,688	$(7,641,114)	$6,479,071
LIABILITIES AND CAPITAL
Current liabilities	$39,342	$—	$177,104	$116,498	$(110)	$332,834
Senior secured credit facilities	970,100	—	—	—	—	970,100
Senior unsecured notes, net of debt issuance costs	2,462,363	—	—	—	—	2,462,363
Deferred tax liabilities	—	—	12,576	—	—	12,576
Advances from affiliates	—	—	3,411,515	—	(3,411,515)	—
Other liabilities	40,840	—	174,249	211,590	(167,481)	259,198
Total liabilities	3,512,645	—	3,775,444	328,088	(3,579,106)	4,037,071
Mezzanine Capital:
Class A Convertible Preferred Units	761,466	—	—	—	—	761,466
Partners’ capital, common units	1,690,799	—	2,640,143	1,421,865	(4,062,008)	1,690,799
Accumulated other comprehensive income(1)	—	—	—	939	—	939
Noncontrolling interests	—	—	—	(11,204)	—	(11,204)
Total liabilities, mezzanine capital and partners’ capital	$5,964,910	$—	$6,415,587	$1,739,688	$(7,641,114)	$6,479,071
(1)The entire balance and activity within Accumulated Other Comprehensive Income is related to our defined benefit plan held within our Non-Guarantor Subsidiaries.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$79,738	$—	$—	79,738
Sodium minerals and sulfur services	—	—	56,140	223,130	(1,743)	277,527
Marine transportation	—	—	59,404	—	—	59,404
Onshore facilities and transportation	—	—	200,701	4,327	—	205,028
Total revenues	—	—	395,983	227,457	(1,743)	621,697
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	179,983	339	—	180,322
Marine transportation costs	—	—	44,831	—	—	44,831
Sodium minerals and sulfur services operating costs	—	—	44,617	179,430	(1,743)	222,304
Offshore pipeline transportation operating costs	—	—	22,819	113	—	22,932
General and administrative	—	—	14,632	367	—	14,999
Depreciation, depletion and amortization	—	—	62,632	20,890	—	83,522
Total costs and expenses	—	—	369,514	201,139	(1,743)	568,910
OPERATING INCOME	—	—	26,469	26,318	—	52,787
Equity in earnings of subsidiaries	65,112	—	23,914	—	(89,026)	—
Equity in earnings of equity investees	—	—	11,830	—	—	11,830
Interest (expense) income, net	(55,529)	—	3,041	(2,185)	—	(54,673)
Other income	7,974	—	—	—	—	7,974
Income before income taxes	17,557	—	65,254	24,133	(89,026)	17,918
Income tax expense	—	—	(119)	8	—	(111)
NET INCOME	17,557	—	65,135	24,141	(89,026)	17,807
Net loss attributable to noncontrolling interest	—	—	—	22	—	22
Net income attributable to redeemable noncontrolling interests	—	—	—	(272)	—	(272)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$17,557	$—	$65,135	$23,891	$(89,026)	$17,557
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	—	—	—	—	(18,684)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(1,127)	$—	$65,135	$23,891	$(89,026)	$(1,127)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$70,115	$—	$—	70,115
Sodium minerals and sulfur services	—	—	83,951	211,665	(3,894)	291,722
Marine transportation	—	—	56,296	—	—	56,296
Onshore facilities and transportation	—	—	322,275	4,870	—	327,145
Total revenues	—	—	532,637	216,535	(3,894)	745,278
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	294,969	287	—	295,256
Marine transportation costs	—	—	44,195	—	—	44,195
Sodium minerals and sulfur services operating costs	—	—	65,579	167,519	(3,894)	229,204
Offshore pipeline transportation operating costs	—	—	17,217	536	—	17,753
General and administrative	—	—	23,888	321	—	24,209
Depreciation, depletion and amortization	—	—	70,895	20,981	—	91,876
Gain on sale of assets	—	—	(3,363)	—	—	(3,363)
Total costs and expenses	—	—	513,380	189,644	(3,894)	699,130
OPERATING INCOME	—	—	19,257	26,891	—	46,148
Equity in earnings of subsidiaries	57,078	—	25,489	—	(82,567)	—
Equity in earnings of equity investees	—	—	9,492	—	—	9,492
Interest (expense) income, net	(59,229)	—	3,235	(2,825)	—	(58,819)
Other income	1,828	—	—	—	—	1,828
Income (loss) before income taxes	(323)	—	57,473	24,066	(82,567)	(1,351)
Income tax expense	—	—	(383)	100	—	(283)
NET INCOME (LOSS)	(323)	—	57,090	24,166	(82,567)	(1,634)
Net loss attributable to noncontrolling interest	—	—	—	1,311	—	1,311
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(323)	$—	$57,090	$25,477	$(82,567)	$(323)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(17,635)	—	—	—	—	(17,635)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(17,958)	$—	$57,090	$25,477	$(82,567)	$(17,958)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$236,482	$—	$—	$236,482
Sodium minerals and sulfur services	—	—	196,522	637,319	(6,222)	827,619
Marine transportation	—	—	174,760	—	—	174,760
Onshore facilities and transportation	—	—	624,192	13,438	—	637,630
Total revenues	—	—	1,231,956	650,757	(6,222)	1,876,491
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	553,289	1,015	—	554,304
Marine transportation operating costs	—	—	133,400	—	—	133,400
Sodium minerals and sulfur services operating costs	—	—	153,052	514,076	(6,222)	660,906
Offshore pipeline transportation operating costs	—	—	53,020	(7,513)	—	45,507
General and administrative	—	—	38,954	1,143	—	40,097
Depreciation, depletion and amortization	—	—	185,332	55,181	—	240,513
Total costs and expenses	—	—	1,117,047	563,902	(6,222)	1,674,727
OPERATING INCOME	—	—	114,909	86,855	—	201,764
Equity in earnings of subsidiaries	241,506	—	78,226	—	(319,732)	—
Equity in earnings of equity investees	—	—	39,873	—	—	39,873
Interest (expense) income, net	(168,181)	—	9,249	(6,949)	—	(165,881)
Other income	306	—	—	—	—	306
Income before income taxes	73,631	—	242,257	79,906	(319,732)	76,062
Income tax expense	—	—	(656)	—	—	(656)
NET INCOME	73,631	—	241,601	79,906	(319,732)	75,406
Net income attributable to noncontrolling interest	—	—	—	(1,503)	—	(1,503)
Net income attributable to redeemable noncontrolling interests	—	—	—	(272)	—	(272)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$73,631	$—	$241,601	$78,131	$(319,732)	$73,631
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(55,783)	—	—	—	—	$(55,783)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$17,848	$—	$241,601	$78,131	$(319,732)	$17,848

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation services	$—	$—	$213,344	$—	$—	$213,344
Sodium minerals and sulfur services	—	—	250,225	637,729	(11,441)	876,513
Marine transportation	—	—	161,410	—	—	161,410
Onshore facilities and transportation	—	—	957,618	14,589	—	972,207
Total revenues	—	—	1,582,597	652,318	(11,441)	2,223,474
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	900,638	836	—	901,474
Marine transportation operating costs	—	—	126,259	—	—	126,259
Sodium minerals and sulfur services operating costs	—	—	195,840	500,820	(11,441)	685,219
Offshore pipeline transportation operating costs	—	—	51,688	1,845	—	53,533
General and administrative	—	—	48,420	992	—	49,412
Depreciation, depletion and amortization	—	—	193,054	51,757	—	244,811
Gain on sale of assets	—	—	(3,363)	—	—	(3,363)
Total costs and expenses	—	—	1,512,536	556,250	(11,441)	2,057,345
OPERATING INCOME	—	—	70,061	96,068	—	166,129
Equity in earnings of subsidiaries	196,103	—	89,162	—	(285,265)	—
Equity in earnings of equity investees	—	—	28,388	—	—	28,388
Interest (expense) income, net	(173,791)	—	9,843	(8,916)	—	(172,864)
Other expense	(3,604)	—	—	—	—	(3,604)
Income before income taxes	18,708	—	197,454	87,152	(285,265)	18,049
Income tax expense	—	—	(1,238)	324	—	(914)
NET INCOME	18,708	—	196,216	87,476	(285,265)	17,135
Net loss attributable to noncontrolling interest	—	—	—	1,573	—	1,573
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$18,708	$—	$196,216	$89,049	$(285,265)	$18,708
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(51,780)	—	—	—	—	(51,780)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(33,072)	$—	$196,216	$89,049	$(285,265)	$(33,072)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$81,990	$—	$425,780	$120,191	$(296,232)	$331,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(53,915)	(55,683)	—	(109,598)
Cash distributions received from equity investees - return of investment	—	—	18,333	—	—	18,333
Intercompany transfers	168,189	—	—	—	(168,189)	—
Repayments on loan to non-guarantor subsidiary	—	—	6,132	—	(6,132)	—
Proceeds from asset sales	—	—	890	—	—	890
Net cash used in investing activities	168,189	—	(28,560)	(55,683)	(174,321)	(90,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	597,500	—	—	—	—	597,500
Repayments on senior secured credit facility	(620,600)	—	—	—	—	(620,600)
Net proceeds from issuance of preferred units	—	—	—	49,400	—	49,400
Intercompany transfers	—	—	(158,690)	(9,499)	168,189	—
Distributions to partners/owners	(202,257)	—	(202,257)	(84,601)	286,859	(202,256)
Distributions to preferred unitholders	(24,822)	—	(24,822)	—	24,822	(24,822)
Contributions from noncontrolling interest	—	—	—	3,605	—	3,605
Other, net	—	—	2,128	9,317	(9,317)	2,128
Net cash used in financing activities	(250,179)	—	(383,641)	(31,778)	470,553	(195,045)
Net increase in cash and cash equivalents	—	—	13,579	32,730	—	46,309
Cash and cash equivalents at beginning of period	6	—	4,924	5,370	—	10,300
Cash and cash equivalents at end of period	$6	$—	$18,503	$38,100	$—	$56,609

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash provided by operating activities	$32,474	$—	$391,406	$155,954	$(272,270)	$307,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(98,997)	(53,871)	—	(152,868)
Cash distributions received from equity investees - return of investment	—	—	26,042	—	—	26,042
Investments in equity investees	—	—	(2,960)	—	—	(2,960)
Acquisitions	—	—	—	—	—	—
Intercompany transfers	182,662	—	—	—	(182,662)	—
Repayments on loan to non-guarantor subsidiary	—	—	5,541	—	(5,541)	—
Proceeds from asset sales	—	—	36,859	—	—	36,859
Net cash used in investing activities	182,662	—	(33,515)	(53,871)	(188,203)	(92,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	759,800	—	—	—	—	759,800
Repayments on senior secured credit facility	(638,300)	—	—	—	—	(638,300)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(242)	—	—	—	—	(242)
Intercompany transfers	—	—	(170,245)	(12,417)	182,662	—
Distributions to partners/owners	(191,224)	—	(191,224)	(96,500)	287,724	(191,224)
Contributions from noncontrolling interest	—	—	—	1,980	—	1,980
Other, net	—	—	1,356	9,913	(9,913)	1,356
Net cash used in financing activities	(215,136)	—	(360,113)	(97,024)	460,473	(211,800)
Net increase in cash and cash equivalents	—	—	(2,222)	5,059	—	2,837
Cash and cash equivalents at beginning of period	6	—	5,230	3,805	—	9,041
Cash and cash equivalents at end of period	$6	$—	$3,008	$8,864	$—	$11,878

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
Overview

We reported Net Income Attributable to Genesis Energy, L.P. of $17.6 million during the three months ended September 30, 2019 (“2019 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $0.3 million during the three months ended September 30, 2018 (“2018 Quarter”). Net Income Attributable to Genesis Energy, L.P. in the 2019 Quarter benefited from: (i) an unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred units of $8.0 million compared to an unrealized gain of $1.8 million during the 2018 Quarter; (ii) lower interest expense of $4.1 million attributable to our lower average outstanding indebtedness relative to the 2018 Quarter; (iii) lower depreciation, depletion and amortization expense by $8.4 million due to the 2018 Quarter including the write-off of certain ARO assets associated with the abandonment of gas assets in our offshore segment; and (iv) lower general and administrative expenses of $9.2 million primarily due to the 2018 Quarter including certain dispute costs. These increases were offset by lower segment margin reported during the 2019 Quarter of $7.4 million and a gain on asset sales of $3.4 million reported during the 2018 Quarter.
Cash flow from operating activities was $136.1 million for the 2019 Quarter compared to $156.7 million for the 2018 Quarter. This decrease is primarily attributable to working capital needs during the respective periods.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $82.5 million for the 2019 Quarter, a decrease of $30.2 million, or 26.8%, from the 2018 Quarter. Available Cash before Reserves for the 2019 Quarter is inclusive of the $18.7 million declared cash distribution to our preferred unitholders that is attributable to the 2019 Quarter and will be paid on November 14, 2019. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $175.8 million for the 2019 Quarter, a decrease of $7.4 million, or 4%, from the 2018 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".

Distribution
In October 2019, we declared our quarterly distribution to our common unitholders of $0.55 per unit related to the 2019 Quarter. With respect to our Class A Convertible Preferred Units (our "preferred units"), we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions will be payable on November 14, 2019 to unitholders of record at the close of business on October 31, 2019.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2019 Quarter decreased $123.6 million, or 17%, from the 2018 Quarter. In addition, our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations decreased $130.2 million, or 19%, between the two periods. Total costs and expenses for the 2018 Quarter included higher depreciation, depletion and amortization expense of $8.4 million due to the write-off of certain ARO assets associated with the abandonment of gas assets in our offshore segment and higher general and administrative expenses of $9.2 million primarily due to certain dispute costs. In addition to these items, we describe the impact on revenues and costs from each of our businesses below.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our legacy marketing business, which is included in the onshore facilities and transportation segment. The decrease in our revenues and costs in this segment between the 2019 Quarter and the 2018 Quarter is primarily attributable to decreases in crude oil and petroleum product prices and, to an extent, sales volumes. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 18.9% to $56.42 per barrel in the 2019 Quarter, as compared to $69.55 per barrel in the 2018 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
In addition to our legacy marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sodium minerals and sulfur services businesses, which includes our Alkali Business, which is one of the leading producers of natural soda ash worldwide, and our legacy sulfur removal business; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 97% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.

Segment Margin
The contribution of each of our segments to total Segment Margin in the 2019 Quarter and the 2018 Quarter was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Offshore pipeline transportation	$81,060	$70,963	$233,978	$215,738
Sodium minerals and sulfur services	55,258	63,942	171,602	192,875
Onshore facilities and transportation	24,829	36,189	86,352	83,622
Marine transportation	14,672	12,113	41,563	35,066
Total Segment Margin	$175,819	$183,207	$533,495	$527,301
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
A reconciliation of total Segment Margin to Net Income (Loss) Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Segment Margin	$175,819	$183,207	$533,495	$527,301
Corporate general and administrative expenses	(15,276)	(23,760)	(39,878)	(47,686)
Depreciation, depletion, amortization and accretion	(87,209)	(94,522)	(233,250)	(252,392)
Interest expense	(54,673)	(58,819)	(165,881)	(172,864)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,682)	(7,552)	(18,185)	(26,646)
Other non-cash items	9,880	(999)	(7,223)	(7,774)
Cash payments from direct financing leases in excess of earnings	(2,131)	(1,931)	(6,238)	(5,654)
Gain on sale of assets	—	3,363	—	3,363
Non-cash provision for leased items no longer in use	461	181	833	42
Differences in timing of cash receipts for certain contractual arrangements (2)	(1,249)	792	10,886	5,271
Loss on debt extinguishment	—	—	—	(3,339)
Redeemable noncontrolling interest redemption value adjustments (3)	(272)	—	(272)	—
Income tax expense	(111)	(283)	(656)	(914)
Net Income (Loss) Attributable to Genesis Energy, L.P.	$17,557	$(323)	$73,631	$18,708

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(3) Includes distributions paid in kind attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$63,945	$60,888	$188,115	$181,968
Offshore natural gas pipeline revenue, excluding non-cash revenues	17,043	10,721	41,391	35,405
Offshore pipeline operating costs, excluding non-cash expenses	(19,002)	(17,427)	(52,240)	(55,505)
Distributions from equity investments (1)	19,074	16,781	56,712	53,870
Offshore pipeline transportation Segment Margin	$81,060	$70,963	$233,978	$215,738

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	231,635	225,186	234,070	202,159
Poseidon	249,209	224,053	255,811	229,382
Odyssey	144,995	129,777	148,945	109,897
GOPL (2)	9,796	13,217	10,046	10,707
Total crude oil offshore pipelines	635,635	592,233	648,872	552,145

Natural gas transportation volumes (MMBtus/d)	396,408	447,460	420,595	436,023

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	231,635	225,186	234,070	202,159
Poseidon	159,494	143,394	163,719	146,804
Odyssey	42,049	37,635	43,194	31,870
GOPL (3)	9,796	13,217	10,046	10,707
Total crude oil offshore pipelines	442,974	419,432	451,029	391,540

Natural gas transportation volumes (MMBtus/d)	151,864	171,080	162,396	166,252

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
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Offshore pipeline transportation Segment Margin for the 2019 Quarter increased $10.1 million, or 14%, from the 2018 Quarter, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are the result of (i) the ramping of volumes from the Buckskin and Hadrian North production fields to expected levels, both of which are fully dedicated to our SEKCO pipeline, and further downstream, our Poseidon oil pipeline system, and (ii) the continued receipt of volumes on our CHOPS and Poseidon pipeline systems due to deliveries from a third party pipeline that has insufficient capacity to deliver its committed volumes to shore. These increased volumes during the 2019 Quarter more than offset the unplanned downtime on our offshore assets, which was primarily related to Hurricane Barry in the beginning of the 2019 Quarter.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Offshore pipeline transportation Segment Margin for the first nine months of 2019 increased $18.2 million, or 8%, from the first nine months of 2018, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are the result of the 2019 period including: (i) the continued receipt of additional volumes on our CHOPS and Poseidon systems due to deliveries from a third party pipeline that had insufficient capacity to deliver its committed volumes to shore, and (ii) first oil flow from the Buckskin and Hadrian North production fields, both of which are fully dedicated to our SEKCO pipeline, and further downstream, our Poseidon oil pipeline system. These increased volumes during the first half of 2019 more than offset the approximately $7.8 million in platform fees, related to our interest in Poseidon, that we received during the first nine months of 2018. These minimum bill payments ended during June 2018.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Volumes sold:
NaHS volumes (Dry short tons "DST")	26,806	39,242	97,076	114,546
Soda Ash volumes (short tons sold)	951,172	886,253	2,646,582	2,739,253
NaOH (caustic soda) volumes (dry short tons sold)	18,844	29,357	60,171	87,190
Total	996,822	954,852	2,803,829	2,940,989

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$30,793	$47,843	$114,795	$137,083
NaOH (caustic soda) revenues	9,644	16,731	32,202	48,709
Revenues associated with Alkali Business	219,617	203,508	623,818	615,512
Other revenues	1,167	1,894	4,108	5,328
Total external segment revenues, excluding non-cash revenues	$261,221	$269,976	$774,923	$806,632

Segment Margin (in thousands)	$55,258	$63,942	$171,602	$192,875

Average index price for NaOH per DST(1)	$692	$782	$702	$775
(1) Source: IHS Chemical.
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Sodium minerals and sulfur services Segment Margin for the 2019 Quarter decreased $8.7 million, or 14%. This decrease is primarily due to lower NaHS volumes during the 2019 Quarter in our refinery services businesses. The lower volumes are attributable to supply chain disruptions some of our customers experienced during the 2019 Quarter along with production issues at several of our host refineries. Soda ash volumes increased in the 2019 Quarter relative to the 2018 Quarter primarily due to the timing of planned maintenance activities, which had an impact on the 2018 Quarter. During 2019, all major planned maintenance activities and downtime was completed in the first half of the year. Overall, the contributions from our Alkali Business have continued to exceed our expectations and the volumes during the third quarter of 2019 returned to expected levels. Costs impacting the results of our sodium minerals and sulfur services segment include costs associated with processing and producing soda ash (and other alkali products), NaHS and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Sodium minerals and sulfur services Segment Margin for the first nine months of 2019 decreased $21.3 million, or 11% from the first nine months of 2018. This decrease is primarily due to lower volumes including both our soda ash and refinery services businesses. During 2019, our soda ash business experienced more downtime (primarily in the first half of the year) relative to 2018 due to certain planned maintenance activities, including the planned replacement and upgrade of a heat exchanger, a move of our longwall mining machine, and a temporary electrical equipment failure that impacted our production volumes at our plant sites. Overall, the contributions from our Alkali Business have continued to exceed our expectations and the volumes during the third quarter of 2019 returned to expected levels. Costs impacting the results of our sodium minerals and sulfur services segment include costs associated with processing and producing soda ash (and other alkali products), NaHS and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation). Our refinery services business continues to perform as expected. NaHS volumes decreased during the first nine months of 2019 due to continued lower demand from certain of our international customers, primarily located in South America, and our domestic mining and pulp and paper customers.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$187,988	$305,296	$584,126	$912,481
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	16,080	20,624	50,332	55,678
Payments received under direct financing leases not included in income	2,131	1,931	6,238	5,654
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(163,314)	(273,286)	(496,090)	(833,198)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(20,466)	(22,068)	(57,455)	(66,743)
Other	2,410	3,692	(799)	9,750
Segment Margin	$24,829	$36,189	$86,352	$83,622

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	51,492	33,948	47,265	28,055
Jay	10,292	13,548	10,644	14,475
Mississippi	6,015	5,603	5,988	6,520
Louisiana (1)	115,519	150,322	114,337	139,234
Wyoming (2)	—	38,391	—	33,957
Onshore crude oil pipelines total	183,318	241,812	178,234	222,241

CO2 pipeline (average Mcf/day):
Free State	76,914	104,628	86,294	101,764

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	33,244	44,288	32,593	48,618
Rail unload volumes	78,696	83,557	87,745	63,194
(1) Total daily volume for the three and nine months ended September 30, 2019 include 45,657 and 54,153 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and nine months ended September 30, 2018 includes 60,896 and 57,022 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(2) Our Powder River Basin midstream assets were divested during the fourth quarter of 2018.
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Onshore facilities and transportation Segment Margin for the 2019 Quarter decreased $11.4 million, or 31%. This decrease is primarily due to lower crude oil pipeline and rail unload volumes during the 2019 Quarter. The lower volumes in the 2019 Quarter are due to the divestiture of our Powder River Basin midstream assets in the fourth quarter of 2018 and the continued effects of production curtailments by the Canadian government during 2019 impacting our Louisiana pipeline and rail unload volumes. Additionally, while the volumes on our Texas system increased during the 2019 Quarter, we were only able to recognize our minimum volume commitment because our main customer utilized its remaining prepaid transportation credits.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Segment Margin for our onshore facilities and transportation segment increased by $2.7 million, or 3%, between the first nine months of 2019 and the first nine months of 2018. This increase is partially due to increased volumes at our Raceland rail facility during the nine months in 2019 relative to 2018. We also received a cash payment of $10 million during 2019 associated with the resolution of a crude oil supply agreement. Additionally, although volumes on our Texas system increased during the first nine months of 2019, we were only able to recognize our minimum volume commitment because our main customer utilized its prepaid transportation credits. These net increases were partially offset by the margin recognized during 2018 associated with our previously owned Powder River Basin midstream assets that were divested in the fourth quarter of 2018.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues (in thousands):
Inland freight revenues	$26,237	$24,353	$77,675	$68,470
Offshore freight revenues	19,975	17,989	56,547	52,049
Other rebill revenues (1)	13,192	13,954	40,538	40,891
Total segment revenues	$59,404	$56,296	$174,760	$161,410

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$44,732	$44,183	$133,197	$126,344

Segment Margin (in thousands)	$14,672	$12,113	$41,563	$35,066

Fleet Utilization: (2)
Inland Barge Utilization	97.2%	98.6%	97.5%	94.7%
Offshore Barge Utilization	92.4%	90.9%	94.2%	92.5%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Marine transportation Segment Margin for the 2019 Quarter increased $2.6 million, or 21%, from the 2018 Quarter. This increase in Segment Margin is primarily attributable to higher inland and offshore average day rates in the market that have been advantageous in both spot and term contracts, while our utilization was relatively flat between the 2019 and 2018 periods. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. This was partially offset by an increase in operating costs during the 2019 Quarter relative to the 2018 Quarter due to an increase in dry-docking costs in both our inland and offshore fleet.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Marine transportation Segment Margin for the first nine months of 2019 increased $6.5 million, or 19%, from the first nine months of 2018. The increase in Segment Margin is primarily attributable to higher inland and offshore barge utilization and an increase in average day rates in the market that have been advantageous in both spot and term contracts. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. These increases were partially offset by an increase in operating costs during 2019 due to an increase in our dry-docking costs in both our inland and offshore fleet.

Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,856	$20,624	$30,384	$37,910
Segment	1,065	482	3,283	2,198
Long-term incentive compensation expense	1,114	1,553	3,008	3,171
Third party costs related to business development activities and growth projects	2,964	1,550	3,422	6,133
Total general and administrative expenses	$14,999	$24,209	$40,097	$49,412
Total general and administrative expenses decreased by $9.2 and $9.3 million for the three and nine month periods, respectively. This decrease is primarily attributable to certain dispute costs incurred during 2018 included within corporate general and administrative costs. Third party costs related to business development activities and growth projects increased during the 2019 Quarter primarily due to costs associated with the closing of our financing transaction for the Granger expansion. During the nine month periods, third party costs related to business development activities and growth projects decreased $2.7 million as the 2018 period included costs associated with the acquisition and continued integration of our Alkali Business.
Depreciation, depletion, and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Depreciation and depletion expense	$78,432	$86,004	$225,594	$227,459
Amortization of intangible assets	4,928	5,475	14,029	16,369
Amortization of CO2 volumetric production payments	162	397	890	983
Total depreciation, depletion and amortization expense	$83,522	$91,876	$240,513	$244,811
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Total depreciation, depletion, and amortization expense decreased $8.4 million during the 2019 Quarter primarily due to the 2018 Quarter including charges associated with the write-off and retirement of non-operating gas offshore assets. This was partially offset by the incremental depreciation associated with placing new assets into service during the 2019 Quarter.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Total depreciation, depletion, and amortization expense decreased $4.3 million during the 2019 period primarily due to 2018 including charges associated with the write-off and retirement of non-operating gas offshore assets and a reduction in amortization expense due to our previously classified intangibles associated with a lease now being included in our Right of Use Assets in accordance with our adoption of ASC 842. This was partially offset by the incremental depreciation associated with placing new assets into service during 2019.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$13,572	$17,259	$42,034	$47,700
Interest expense, senior unsecured notes	39,547	39,547	118,641	119,628
Amortization of debt issuance costs and discount	2,695	2,669	8,065	8,238
Capitalized interest	(1,141)	(656)	(2,859)	(2,702)
Net interest expense	$54,673	$58,819	$165,881	$172,864
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Net interest expense decreased $4.1 million during the 2019 Quarter primarily due to a lower average outstanding balance on our revolving credit facility during the 2019 Quarter and a slight decrease in our variable interest rate.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Net interest expense decreased $7.0 million during the first nine months of 2019 primarily due to a lower average outstanding balance on our revolving credit facility during the period which was partially offset by an increase in LIBOR rates relative to the first nine months of 2018. Additionally, during 2018, we recorded $1.0 million of interest expense on our previously held senior unsecured notes due February 15, 2021, which we redeemed in February 2018.
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

Liquidity and Capital Resources
General
As of September 30, 2019, our balance sheet and liquidity position remained strong, including $751.9 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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

At September 30, 2019, our long-term debt totaled approximately $3.4 billion, consisting of $0.9 billion outstanding under our credit facility (including $12.6 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $750 million carrying amount due August 1, 2022, $400 million carrying amount due on May 15, 2023, $350 million carrying amount due on June 15, 2024, $550 million carrying amount due October 2025, and $450 million carrying amount due May 2026.
On September 23, 2019, we announced the expansion of our existing Granger production facility expected to be completed during 2022. We entered into agreements with funds affiliated with GSO Capital Partners LP ("GSO") for the purchase of up to $350 million of preferred units. The proceeds received from GSO will fund up to 100% of the anticipated cost of the Granger expansion. The preferred unitholders will receive payment-in-kind in lieu of cash distributions during the anticipated construction. As of September 30, 2019, we had issued $55 million of preferred units to be used to fund the construction.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of September 30, 2019, we had issued no units under this program.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2019 and September 30, 2018.
Net cash flows provided by our operating activities for the nine months ended September 30, 2019 were $331.7 million compared to $307.6 million for the nine months ended September 30, 2018. This increase in operating cash flow is primarily due to an increase in overall segment margin during 2019. Additionally, 2019 included lower interest expense by approximately $7.0 million and 2018 was impacted by certain dispute costs that had a negative effect to cash flows from operations.
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
Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$4,870	$2,188
Sodium minerals and sulfur services assets	32,653	36,109
Marine transportation assets	29,665	13,107
Onshore facilities and transportation assets	1,989	2,562
Information technology systems	909	64
Total maintenance capital expenditures	70,086	54,030
Growth capital expenditures:
Offshore pipeline transportation assets	105	477
Sodium minerals and sulfur services assets	42,605	12,968
Marine transportation assets	—	12,508
Onshore facilities and transportation assets	3,394	47,196
Information technology systems	1,798	2,747
Total growth capital expenditures	47,902	75,896
Total capital expenditures for fixed and intangible assets	117,988	129,926
Capital expenditures related to equity investees	—	2,802
Total capital expenditures	$117,988	$132,728
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019, we announced the Granger Optimization Project ("GOP") to expand our existing Granger production facility expected to be completed during the fourth quarter of 2022. We entered into agreements with funds affiliated with GSO for the purchase of up to $350 million of preferred units. The proceeds received from GSO will fund up to 100% of the anticipated cost of the Granger expansion. As of September 30, 2019, we had issued $55 million of preferred units to be used to fund the construction. The expansion is expected to increase our production at the Granger facilities by approximately 750k tons per year.
Except for GOP, we do not anticipate spending material growth capital expenditures on any individual projects during the remainder of 2019.
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
Distributions to Unitholders
On November 14, 2019, we will pay a distribution of 0.55 per common unit totaling $67.4 million with respect to the 2019 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our Class A Convertible Preferred Units (our "preferred units"), we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions will be payable on November 14, 2019 to unitholders holders of record at the close of business on October 31, 2019.
Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$17,557	$(323)
Income tax expense	111	283
Depreciation, depletion, amortization and accretion	87,209	94,522
Plus (minus) Select Items, net	2,990	23,634
Maintenance capital utilized (1)	(6,825)	(5,200)
Cash tax expense	(149)	(234)
Distributions to preferred unitholders	(18,684)	—
Redeemable noncontrolling interest redemption value adjustments (2)	272	—
Other	—	1
Available Cash before Reserves	$82,481	$112,683

(1)
For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2019 Quarter and 2018 Quarter were $26.8 million and $21.9 million, respectively.

(2)	Includes distributions paid in kind attributable to the period and accretion on the redemption feature.

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

		Three Months Ended September 30,
		2019	2018
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	$1,249	$(792)
	Adjustment regarding direct financing leases[2]	2,131	1,931
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	(10,398)	(1,989)
	Adjustment regarding equity investees[3]	7,682	7,552
	Other	518	2,948
	Sub-total Select Items, net[4]	1,182	9,650
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	2,964	1,550
	Equity compensation adjustments	—	39
	Other[6]	(1,156)	12,395
	Total Select Items, net[7]	$2,990	$23,634
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
(6) The 2018 Quarter includes general and administrative costs associated with certain dispute costs.
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

•
the realized benefits of the preferred equity investment in Alkali Holdings by affiliates of GSO Capital Partners LP or our ability to comply with the related transaction agreements and maintain control over and ownership of the Alkali Business;

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

•	a cyberattack involving our information systems and related infrastructure, or that of our business associates.
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
10.1
Ninth Amendment to Fourth Amended and Restated Credit Agreement and Third Amendment to Fourth Amended and Restated Guarantee and Collateral Agreement, dated as of September 23, 2019, among Genesis Energy, L.P., as the borrower, the other Grantors party thereto, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2019).

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 6, 2019	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)