Form 10-K
period 2019-12-31
GENESIS ENERGY LP
filed 2020-02-27
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2019 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $2.3 billion based on $21.90 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 27, 2020, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2019 FORM 10-K ANNUAL REPORT

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

•
the realized benefits of the preferred equity investment in Alkali Holdings (as defined below) by affiliates of GSO (as defined below) or our ability to comply with the GOP (as defined below) agreements and maintain control over and ownership of the Alkali Business;

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

•
cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level, pay our quarterly distribution on our preferred units, or to increase quarterly cash distributions in the future;

•	an increase in the competition that our operations encounter;

•	cost and availability of insurance;

•	hazards and operating risks that may not be covered fully by insurance;

•	our financial and commodity hedging arrangements, which may reduce our earnings, profitability and cash flow;

•	changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;

•	natural disasters, pandemics, epidemics, accidents or terrorism;

•	changes in the financial condition of customers or counterparties;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters;

•	the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes; and

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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing - for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash.
A core part of our focus is in the midstream sector of the crude oil and natural gas industry in the Gulf of Mexico and the Gulf Coast region of the United States. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
Within our midstream business, we have two distinct, complementary types of operations- (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S.- the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2019.
The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products and has been operating for over 70 years. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. Our Alkali Business has an estimated remaining reserve life (based on 2019 production) of over 100 years related to the seam currently being mined, which is disclosed in further detail in the Reporting of Ore and Mineral Reserve section of Item 1. Our existing leases have other seams available to us for future mining that would increase our available reserve quantities.
Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:

•	one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 16% of the oil produced in the U.S. in 2019,

•
one of the largest providers of crude oil and petroleum transportation, storage, and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

•	one of the leading producers (based on tons produced) of natural soda ash in the world, and

•	the largest producer and marketer (based on tons produced), we believe, of sodium hydrosulfide (or NaHS, pronounced "nash") in North and South America.
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

Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, Mississippi and Alabama. This segment provides services to one of the most active drilling and development regions in the U.S.—the Gulf of Mexico— a producing region representing approximately 16% of the crude oil production in the U.S. in 2019. Even though those large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil companies and large independent crude oil producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,422 miles of crude oil pipelines with an aggregate design capacity of approximately 1,800 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO"), which is a deepwater pipeline servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of Mexico.
Our interests in operating offshore natural gas pipeline systems and related infrastructure includes approximately 835 miles of pipe with an aggregate design capacity of approximately 2,313 MMcf per day. We also own an interest in four offshore hub platforms, three of which are operational, with aggregate processing capacity of approximately 711 MMcf per day of natural gas and 159 MBbls per day of crude oil.
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
Sodium Minerals and Sulfur Services Segment
Our Alkali Business owns the largest leasehold position of accessible trona ore reserves in the Green River, Wyoming trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves, which we mine to ultimately produce, market, and sell soda ash. Soda ash is utilized by our customers as a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products.
Our Alkali Business holds leases covering approximately 87,000 acres of land, containing an estimated 895 million-short tons of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years, soda ash production facilities, underground trona ore mines and solution mining operations and related equipment, logistics and other assets.
Our Alkali Business has been mining trona and producing soda ash in the Green River, Wyoming trona patch for over 70 years. All of our Alkali Business’ mining and processing activities are conducted at its “Westvaco” and “Granger” facilities in Wyoming. Utilizing our two facilities near Green River, our Alkali Business involves the mining of trona ore, processing the trona ore into soda ash, also known as sodium carbonate (Na2CO3), and the marketing, selling and distribution of the soda ash and specialty products.
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
The global market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-

based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals, in California.
As part of our sulfur services business, we primarily (i) provide sulfur removal services by processing refineries high sulfur (or "sour") gas streams to remove the sulfur at ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of four years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals, railcars, and rail unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our more recently completed infrastructure projects in areas such as Louisiana and Texas.
We own four onshore crude oil pipeline systems, with approximately 460 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi and Texas that are rate regulated by the Federal Energy Regulatory Commission, or FERC. The rates for certain segments of our Texas onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers. Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
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
In addition to the above, we have access to a suite of approximately 200 trucks, 300 trailers, 397 railcars, and terminals and tankage with 4.3 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast, which we use to service customers and for its own account. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
We own two CO2 pipelines with 269 miles of pipe. We have leased our NEJD System, comprised of 183 miles of pipe in North East Jackson Dome, Mississippi, to an affiliate of an independent crude oil company through 2028. We receive a fixed quarterly payment under the NEJD arrangement. That company also has the exclusive right to use our Free State pipeline, comprised of 86 miles of pipe, pursuant to a transportation agreement that expires in 2028. Payments on the Free State pipeline are subject to an "incentive" tariff which provides that the average rate per Mcf that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.
Marine Transportation Segment
We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for over 80% of our marine transportation volumes for 2019.
We also own the M/T American Phoenix, an ocean going tanker with 330,000 barrels of cargo capacity. The M/T American Phoenix is currently transporting crude oil.
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

Our Objectives and Strategies
Our primary objective continues to be to generate and grow stable cash flows and de-leverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe (i) the stable and repeatable cash flows from our four operating segments for the foreseeable future, (ii) new long-term commercial opportunities that will provide significant incremental volumes on our already constructed offshore pipeline transportation assets that require no additional investment from us; and (iii) minimal expected growth capital expenditures in 2020 and for the foreseeable future with the exception of the expansion of our Granger soda ash facility, which can be fully funded externally, allows us the flexibility to use any excess cash flow from operations to pay down borrowings, and naturally deleverage our balance sheet. These strategies allow us to further enhance our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow stable cash flows.
Within our midstream business, we have two distinct, complementary types of operations: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties; and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services. In 2019, refiners were the shippers of approximately 97% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The integrated and large independent energy companies that use our offshore oil pipelines produce oil that is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays.
Our Alkali Business is one of the world's leading producers of natural soda ash. Natural soda ash accounts for approximately 30% of the world’s production of soda ash. We believe the significant cost advantage in the production of natural soda ash over synthetically produced soda ash will remain for the foreseeable future, somewhat mitigating the effects of market specific factors in the soda ash market in which we operate.
We intend to develop our business by:

•	Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;

•	Economically expanding our pipeline and terminal operations by utilizing capacity currently available on our existing assets that requires minimal to no additional investment;

•	Optimizing our existing assets and creating synergies through additional commercial and operating advancement;

•	Leveraging customer relationships across business segments;

•	Attracting new customers and expanding our scope of services offered to existing customers;

•	Expanding the geographic reach of our businesses;

•	Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and

•	Focusing on health, safety and environmental stewardship.

Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:

•	Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;

•	Prudently manage our limited direct commodity price risks;

•	Maintain a sound, disciplined capital structure, including our current and forward path to deleveraging, as well as being cash flow neutral in 2020 and positive in the foreseeable future; and

•	Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:

•
Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on (i) providing offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies, (ii) producing sodium minerals and sulfur removal and (iii) providing onshore-based refinery-centric crude oil and refined products transportation and handling services. We are not dependent upon any one customer or principal location for our revenues.

•
Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry . We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 16% of the oil produced in the U.S. in 2019. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We believe we are the largest producer and marketer (based on tons produced) of NaHS in North and South America. We are one of the largest providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

•
We are financially flexible and have significant liquidity. As of December 31, 2019, we had $739.6 million available under our $1.7 billion revolving credit agreement, including up to $195.7 million available under the $200 million petroleum products inventory loan sublimit and $98.9 million available for letters of credit. Our inventory borrowing base was $4.3 million at December 31, 2019.

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

•
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties, in one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2019.

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

•
We have an experienced, knowledgeable and motivated executive management team with a proven track record. Our executive management team has an average of more than 25 years of experience in the midstream sector. Its members have worked in leadership roles at a number of large, successful public companies, including other publicly-traded partnerships. Through their equity interest in us and compensation package (including long term incentive awards based on available cash before reserves, leverage, and safety metrics), our executive management team is incentivized to create value by increasing cash flows.

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2018. Additional information regarding most of these items may be found elsewhere in this report.
Granger Production Facility Expansion
On September 23, 2019, we announced the expansion of our existing Granger facility (the "Granger Optimization Project" or "GOP") expected to be completed during 2022. We entered into agreements with funds affiliated with GSO Capital Partners LP ("GSO") for the purchase of up to $350 million of preferred units in Genesis Alkali Holdings Company ("Alkali Holdings"). The proceeds we will receive from GSO will fund up to 100% of the anticipated cost of the GOP. The preferred unitholders will receive payment-in-kind in lieu of cash distributions during the anticipated construction period. As of December 31, 2019, we had issued 130,000 preferred units.
Refinancing of our 2022 Notes
In January 2020, we issued $750 million in aggregate principal amount of 7.750% senior unsecured notes due February 1, 2028 (the "2028 Notes"). Interest payments are due February 1 and August 1 of each year with the initial interest payment due August 1, 2020. That issuance generated net proceeds of approximately $738.9 million, net of issuance costs incurred. The net proceeds were used to purchase and redeem all of our outstanding 6.750% senior notes due 2022 (the "2022 Notes"). Of the net proceeds, $554.8 million were used to repurchase the 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered in our tender offer for the 2022 Notes, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption of the remaining balance of our 2022 Notes with a redemption date of February 16, 2020.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.

The following chart depicts our organizational structure at December 31, 2019.
Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. These segments are strategic business units that provide a variety of midstream energy-related services as well as soda ash production and sales. Financial information with respect to each of our segments can be found in Note 14 to our Consolidated Financial Statements in Item 8.
We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, soda ash production facilities and related equipment, trona reserves, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and large industrial and commercial enterprises. Our onshore-based operations, excluding those associated with our Alkali Business, occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. Within our Alkali Business, we sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2019.

The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	234,301	234,301
Poseidon	Genesis	358	350,000	64%	264,931	169,556
Odyssey	Shell Pipeline	120	200,000	29%	144,785	41,988
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	8,845	8,845
Total		1,042	1,089,000		652,862	454,690

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

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

•
CHOPS. CHOPS is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries and terminals located in Port Arthur and Texas City, Texas. CHOPS also includes two strategically located multi-purpose offshore platforms.

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

•
SEKCO Pipeline. SEKCO is a deepwater pipeline serving the Lucius crude oil and natural gas field, Buckskin oil field and Hadrian North oil field located in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with various Gulf of Mexico producers who have dedicated their production from Lucius, Buckskin and Hadrian North to that pipeline for the life of the reserves. Buckskin and Hadrian North each had first oil in 2019.

•
Shenzi Crude Oil Pipeline. The Shenzi Crude Oil Pipeline gathers crude oil production from the Shenzi production field located in the Green Canyon area of the Gulf of Mexico offshore Louisiana for delivery to both our CHOPS and Poseidon pipeline systems.

•
Allegheny Crude Oil Pipeline. The Allegheny Crude Oil Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with the CHOPS and Poseidon pipelines.

•
Marco Polo Crude Oil Pipeline. The Marco Polo Crude Oil Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.

•
Constitution Crude Oil Pipeline. The Constitution Crude Oil Pipeline gathers crude oil from the Constitution, Constellation, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of Mexico for delivery to either the CHOPS or Poseidon pipelines.

None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
High Island Offshore System	Genesis	287	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	27	113	Various (2)
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		835	2,313

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest, which is 13.58%, in approximately 20 miles of the Green Canyon Lateral pipelines. The remainder of the laterals are wholly owned.

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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Occidental	4,300	300	120,000	100%
Garden Banks 72 (2)	Genesis	518	216	36,000	54%
East Cameron 373	Genesis	441	195	3,000	100%
Total			711	159,000

(1)	Capacity figures presented represent 100% of the design capacity.

(2)	We proportionately consolidate our undivided interest in the Garden Banks 72 platform.

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
During 2019, no customers of our offshore pipeline transportation segment generated more than ten percent of our consolidated revenues.
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
 Sodium Minerals and Sulfur Services
Our Sodium Minerals and Sulfur Services segment consists of our Alkali Business and our sulfur removal business as discussed in further detail below.
Alkali Business
Our Alkali Business is one of the leading producers of natural soda ash worldwide. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin, Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash is produced from trona or similar sodium carbonate containing materials, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali Business includes the following:

•	Dry mining of trona ore underground at our Westvaco facility;

•	Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

•	Processing of raw trona ore into soda ash and specialty sodium alkali products; and

•	Marketing, sale and distribution of alkali products.

Our Alkali Business currently produces approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin.

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
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of approximately 3,500 covered hopper cars which we use to deliver over 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
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
Sulfur Removal Business
Our sulfur services business primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten sulfur removal services contracts have an average remaining life of four years. This includes the extended term of our renegotiated sulfur removal services contract with Phillips 66 at our Westlake, Louisiana facility, which now extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
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
Competition- Alkali Business
The global soda ash market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California. Because of the structural cost advantages of natural soda ash production in the United States, including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce material soda ash has been about half of the cost to produce synthetic soda ash. Sales of soda ash and specialty products outside of North America (principally through ANSAC) face competition from a variety of others, in most cases producers of soda ash using the synthetic method, but to a lesser extent producers of natural soda ash based in Turkey, China and Africa. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
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
ANSAC is our Alkali Business's largest customer, with total sales representing 33% of total sales in the sodium minerals and sulfur services segment. Apart from ANSAC, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers, the loss of one of which would not have a material adverse effect on us.
Competition- Sulfur Services
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

Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals, railcars and barges. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in areas such as Louisiana and Texas. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck, railcar and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 32,000 barrels per day (as of December 31, 2019) of crude oil, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and incurring transportation related costs.
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

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil Intermediates Refined Products
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2019 Throughput (Bbls/day)	59,435	10,461	5,994	117,130
System Miles	47	143	220	51
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	330,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC

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

•
Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 39 wells, additional crude oil storage capacity of approximately 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.

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

•
Louisiana System. Our Louisiana System transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our Louisiana system also connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was also built to service Exxon's Baton Rouge refinery), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude pipeline and a dedicated intermediates pipeline. Total daily volume for the year ended December 31, 2019 includes 51,267 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.

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
Within our onshore facilities and transportation business segment, we employ many types of logistically flexible assets. These assets include approximately 200 trucks, 300 trailers, 397 crude oil railcars, and terminals and other tankage with approximately 4.3 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned.
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
Customers
Our onshore facilities and transportation business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. During 2019, no onshore facilities and transportation customers generated over 10% of our consolidated revenue.
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
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports heavy refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries, (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean, and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving a customer along the Gulf Coast and Eastern Seaboard until 2020. The below table includes operational information relating to our marine transportation fleet:

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
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2019 and 2018. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2019 and 2018, approximately 65% and 62%, respectively, of our marine transportation revenues were from term contracts and 35% and 38%, respectively, were from spot contracts.
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
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, BP PLC, Phillips 66, Calumet Specialty Products Partners, L.P., Anadarko Petroleum Corporation (now "Occidental Petroleum" or "Occidental") and ANSAC.
Employees
To carry out our business activities, we employed approximately 2,200 employees at December 31, 2019. We believe that relationships with our employees are good.
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

Railcar Regulation
We operate a number of railcar unloading facilities and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, or OSHA, as well as other federal and state regulatory agencies. We believe that our railcar operations are in substantial compliance with all existing federal, state and local regulations.
DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.
Regulation of the Mining Industry in the United States
We have the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and Occidental. Our leases with the U.S. government are issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and are administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming are issued under Wyoming Statutes 36-6-101 et. seq. Occidental is the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information please see discussion of Mining and Mineral Tenure in Item 1 below.
We pay royalties to the BLM, the State of Wyoming and Occidental. These royalties are calculated based upon the gross value of soda ash and related products at a certain stage in the mining process. We are obligated to pay minimum royalties or annual rentals to our lessors regardless of actual sales and in the case of Occidental to pay royalties in advance based on a formula based on the amount of trona produced and sold in the previous year which is then credited against production royalties owed. The royalty rates we pay to our lessors may change upon our renewal of such leases; however, we anticipate being able to renew all material leases at the appropriate time. In the past, the U.S. Congress has passed legislation to cap royalties collected by BLM at a rate lower than the rate stated in our federal leases.
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2019, the amount of our reclamation bond was approximately $80 million. The amount of the bond is subject to change based upon periodic re-evaluation by WDEQ.
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
We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and analogous state laws which impose requirements and also liability relating to the management and disposal of solid and hazardous wastes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain crude oil and natural gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and gas waste are not necessary at this time. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
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
Water Discharges
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules redefining the scope of waters protected under the

Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules. Both the 2015 rules and the 2019 repeal are subject to ongoing legal challenges. Also, on January 23, 2020, the EPA and the Corps released a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. The rule is anticipated to generate further legal challenges. Additionally, on April 23, 2019, the EPA published an interpretive statement and request for comment, clarifying that the Clean Water Act's permitting program for pollutant discharges does not apply to releases of pollutants to groundwater. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On October 15, 2018, the EPA published a proposed rule to significantly reduce regulatory burdens imposed by the 2016 regulations, including, for example, reducing the monitoring frequency for fugitive emissions and revising the requirements for pneumatic pumps at well sites. Also, on August 28, 2019, the EPA proposed amendments to the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Legal challenges are anticipated and thus substantial uncertainty exists regarding the scope of New Source Performance standards for oil and natural gas operations. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

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
Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry and the U.S. Congress has from time to time considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. The net effect of this regulatory regime is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. On November 4, 2019, the Trump Administration submitted its formal notification of withdrawal to the United Nations. It is not clear what steps, if any, will be taken to negotiate a new agreement, or what terms would be included in such an agreement. In response to the withdrawal announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.
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
Recently, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs. Many of the requirements will be phased in over an extended compliance schedule. Once effective, the rules also extend reporting requirements to certain previously unregulated gathering lines.
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
In most cases, states are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to intrastate hazardous liquids pipelines, including crude oil, natural gas and CO2 pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Railroad Commission recently updated its pipeline safety regulations, including regulations pertaining to certain natural gas gathering lines, and hazardous liquids and carbon dioxide pipelines located in a rural area, effective January 6, 2020. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.
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

Reporting of Ore Reserve and Mineral Resources
As of December 31, 2019, we had estimated mineral ore reserves in our Alkali Business. Our Alkali Business extracts trona, a natural hydrous sodium carbonate mineral used in the production of soda ash in the Green River Basin of southwestern Wyoming, USA. Soda ash, the commercial term for sodium carbonate (Na2CO3), is a basic ingredient in many consumer goods and a raw material used in a diversity of manufacturing processes.
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
In preparing our reserve estimates for our Alkali operations at Green River, Wyoming, we follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from solution mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with SEC Industry Guide 7.
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
Ownership of land and minerals relative to trona beds in the Green River Basin of southwestern Wyoming is divided between the Federal Government (56%), Occidental (38%) and the State of Wyoming (6%). Occidental recently acquired Anadarko Petroleum Corporation ("Anadarko"), which was inclusive of the ownership Anadarko acquired in 2000 of the Union Pacific Resources Group (“UPRG”) and included the land and mineral ownership originally granted to UPRG’s parent company, the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America.
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
Alkali Business - Green River, Wyoming

Our Alkali Business is one of the world’s leading producers of natural soda ash.  Natural soda ash is refined from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO32H2O. Approximately 60% of the world’s natural soda ash is produced from trona extracted from underground mines and solution mining in the Green River Basin of southwestern Wyoming.

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

Our trona resources and mining operations are held under leases covering 86,997 acres (equivalent to 137 sq miles or 353 sq kilometers) over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks.  Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Occidental Petroleum. We lease approximately 25,215 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the U.S. Bureau of Land Management (BLM). We lease 40,819 acres from Occidental, formerly Anadarko Land Corporation. Anadarko’s acquisition of the UPRG in 2000 included alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to UPRG under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 20,963 acres from the State of Wyoming. Royalty payments range from 6% to 8% of the sales value of soda ash products.
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

The following table summarizes the estimated in-place trona ore reserve of our Alkali Business:

Mine Deposit	Reserve Category	Million c tons (dry weight)	Grade (% Trona)

Dry extraction	Proven	293.5	89.7
	Probable	158.4	89.1
Dry-mining	Total Reserves	451.9	89.5

Solution mining	Proven	—	—
	Probable	443.5	86.3
Solution mining	Total Reserves	443.5	86.3
Alkali	Total Reserves	895.4	87.9
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
We use "measured and indicated" resources as the primary basis in determining our proven and probable reserves. We define proven reserves and probable reserves as follows:

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

Estimated dry mining ore reserves of 451.9 million short tons include dilution from un-mineralized material within and marginal to the trona ore bed. We exclude support pillars from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining, as described below. We apply a bulk density factor of 133 lb/cu ft (2.16 g/cc) for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness and minimum trona grade.
Our solution mining ore reserves of 443.5 million short tons are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20+ years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates.
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

The sum of our total proven and probable reserves estimated as of December 31, 2019, was 895.4 million short tons of trona ore equating to more than 500 million short tons of soda ash, sufficient to sustain production for over 100 years at our current production rates.
The economic viability of our reserves is based on our production costs, pricing, and cash flows for 2015-2019. We also apply certain additional assumptions when assessing whether the reserves meet the proven and probably standards and in determining the remaining life of our reserves, including, among other things, that:

•	Annual production capacity remains approximately 4.0 million tons of soda ash per year.

•	The average ore to ash ratio for the stated trona reserves is approximately 1.71:1.

•	Sustaining capital is comparable over time to recent actual costs and short-term projections.

•	Mining and processing costs including consumption rates for energy and other consumables and the cost of those consumables are substantially comparable to 2015-2019 actual results.

•	Mine and plant overhead and administration costs remain similar to recent actual performance.

•	Average selling prices remain the same as the 2015-2019 average as estimated in the January 2020 USGS Mineral Commodity Summary, at approximately $136 per short ton of soda ash, f.o.b. plant site.

•	Bed 15, which lies approximately 35 to 55 feet below bed 17, can be effectively dry mined after the completion of dry mining the overlying areas of Bed 17.

•	All leases remain valid throughout the time required to mine the reserves.

•	All permits remain valid throughout the life of the operation, and no new laws are enacted that require any extraordinary compliance which would significantly impact production or cost.

•	New permits and approved mine plans will be obtained for mining the reserves that lie within existing leases, but outside of our current mining permit areas.

•	Tailings storage capacity will be developed as necessary over the life of the mine and processing plants.

•
Our 2019 reserve disclosure is partially based on the report of a third-party consultant that generated an updated reserve estimate as of September 1, 2017. Our reported reserves reflect that estimate, reconciled with 2017, 2018 and 2019 depletion.

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
We have outstanding debt and the ability to incur more debt. As of December 31, 2019, we had approximately $1.0 billion outstanding of senior secured indebtedness and an additional $2.5 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to:

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
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under new credit agreements of our unrestricted subsidiaries, under capital leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing credit agreement or under arrangements that may have terms and conditions at least as restrictive as those contained in our existing credit agreement and the indentures governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
In addition, from time to time, some of our joint ventures or unrestricted subsidiaries may have substantial indebtedness, which will include affirmative and negative covenants and other provisions that limit their freedom to conduct certain operations, events of default, prepayment and other customary terms.
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
Our strategy contemplates substantial growth through the development and acquisition of a wide range of midstream and other infrastructure and mining assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating, additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, expand our role in the infrastructure and mining businesses, and increase our market position and, ultimately, increase distributions to unitholders. A number of factors could adversely affect our ability to execute our growth strategy, including an inability to raise adequate capital on acceptable terms, competition from competitors and/or an inability to successfully integrate one or more acquired businesses into our operations.
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
Our forecast contemplates significant expenditures for the development, construction or other acquisition of infrastructure and mining assets, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods:

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
We have exposure to movements in interest rates. The interest rates on our credit facility ($1.0 billion outstanding at December 31, 2019) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
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
The amount of cash we distribute on our common and preferred units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things:

•	the volumes and prices at which we purchase and sell crude oil, natural gas, refined products, and caustic soda;

•	the volumes of sodium hydrosulfide, or NaHS, and soda ash that we receive for our sodium minerals and sulfur services and the prices at which we sell NaHS and soda ash;

•	the demand for our services;

•	the level of competition;

•	the level of our operating costs;

•	the effect of worldwide energy conservation measures;

•	governmental regulations and taxes;

•	the level of our general and administrative costs; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors that include:

•	the level of capital expenditures we make, including the cost of acquisitions (if any);

•	our debt service requirements;

•	fluctuations in our working capital;

•	restrictions on distributions contained in our debt instruments or organizational documents governing our joint ventures and unrestricted subsidiaries;

•	our ability to borrow under our working capital facility to pay distributions; and

•	the amount of cash reserves required in the conduct of our business.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices over the last five years has forced some producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
Demand for our services is dependent on the demand for crude oil and natural gas. Any decrease in demand for crude oil or natural gas, including by those refineries or connecting carriers to which we deliver could adversely affect our cash flows. The demand for crude oil also is dependent on the competition from refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements or alternative fuel sources such as electricity, coal, fuel oils or nuclear energy, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services. A reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition and results of operations.
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
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil declined precipitously in the second half of 2014 from approximately $109 per barrel in June 2014 to approximately $30 per barrel in January 2016 and settled to approximately $61 per barrel as of the end of December 2019, and such volatility may continue going forward.
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

We cannot cause our joint ventures and certain of our unrestricted subsidiaries to take or not to take certain actions unless some or all of the joint venture or third party participants agree.
Due to the nature of joint ventures, each participant (including us) in our material joint ventures has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features include a governance structure that consists of a management committee composed of members, only some of which are appointed by us. In addition, many of our joint ventures are operated by our “partners” and have “stand-alone” credit agreements that limit their freedom to take certain actions. Thus, without the concurrence of the other joint venture participants and/or the lenders of our joint venture participants, we cannot cause our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the joint ventures or us. Similarly, third parties that invested in Alkali Holdings' equity have required that Alkali Holdings' governing documents contain certain features designed to protect their investment. These features include a governance structure that consists of a board of managers composed of members, only a majority of which are appointed solely by us. Certain fundamental decisions of Alkali Holdings may require consent of the full board of managers and, thus, without the concurrence of one of more third parties, we cannot cause Alkali Holdings to take or not to take certain fundamental actions, even though those actions may be in the best interest of Alkali Holdings or us.
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
In addition, joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The third party equity investors in Alkali Holdings have obligations to invest additional capital in Alkali Holdings, subject to certain conditions. The performance and ability of third parties to satisfy their obligations under joint venture arrangements and Alkali Holdings' governing documents is outside our control. If these third parties do not satisfy their obligations under these arrangements, our business may be adversely affected.
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
We, along with two other U.S. trona-based soda producers, utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC's customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly exposed to ANSAC's customer relationship and the credit and other terms ANSAC extends to its customers. In addition, if ANSAC ceased to exist, we could face costs and risks of securing those customers and related logistics arrangements on favorable terms.
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
During the year ended December 31, 2019, our marine transportation segment received approximately 65% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 35% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
In addition, in December 2015, the United States participated in the 21st Conference of the Parties, or COP-21, of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. On November 4, 2019, the Trump Administration submitted its formal notification of withdrawal to the United Nations. It is not clear what steps, if any, will be taken to negotiate a new agreement, or what terms would be included in such an agreement. In response to the withdrawal announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.
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
A natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event could result in an economic slowdown, severe personal injury, property damage and/or environmental damage, which could curtail our operations or otherwise adversely affect our assets and cash flow.
Some of our operations involve significant risks of severe personal injury, property damage and environmental damage, any of which could curtail our operations or otherwise expose us to liability and adversely affect our cash flow. Virtually all of our operations are exposed to the elements, including hurricanes, tornadoes, storms, floods and earthquakes. A significant portion of our operations are located along the U.S. Gulf Coast, and our offshore pipelines are located in the Gulf of Mexico. These areas can be subject to hurricanes.
If one or more facilities that are owned by us or that connect to us or our customers is damaged or otherwise affected by severe weather or any other disaster, pandemic, epidemic, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs or recovery might take from a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the fees generated by our energy infrastructure assets, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying our interest obligations as well as unitholder distributions and, accordingly, adversely impact the market price of our securities. Additionally, the proceeds of any property insurance maintained by us may not be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur, and we may not be able to renew it or obtain other desirable insurance on commercially reasonable terms, if at all.
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
In addition, a natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the market price of our securities.

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
As of December 31, 2019, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17 million or 13.7% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 10.4% of our Class A Common Units and 77.0% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.

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

We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. While some of our joint ventures and our Alkali Business may generally be required to make cash distributions to us on a quarterly or other periodic basis, distributions from our joint ventures and our unrestricted subsidiaries holding the Alkali Business are subject to the discretion of their respective management committee or similar governing body in one or more respects even if such distributions are generally required, such as with respect to the establishment of cash reserves. Further, the charter documents of certain of our joint ventures and the unrestricted subsidiaries holding the Alkali Business may vest in the management committees or similar governing body's certain discretion or contain certain limitations regarding cash distributions even if such distributions are generally required. Accordingly, our joint ventures and our unrestricted subsidiaries holding the Alkali Business may not continue to make distributions to us at current levels or at all.
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

Tax Risks to Our Unitholders
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
The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to in this discussion as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships, 90% or more of the gross income of which for each taxable year consists of “qualifying income.”

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
Although we do not believe based upon our current operations that we are treated as a corporation for federal income tax purposes, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21% and would pay state income tax at varying rates. Distributions to our unitholders would generally be taxable to them again as corporate distributions and no income, gains, losses, or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
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
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of partnership tax treatment for certain publicly traded partnerships.
    Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could cause a material reduction in our anticipated cash flows and could cause us to be treated as an association taxable as a corporation for U.S. federal income tax purposes subjecting us to the entity-level tax and adversely affecting the value of our units.
A successful IRS contest of the federal income tax positions we take may adversely affect the market for our units, and the costs of any IRS contest would reduce our cash available for distribution to our unitholders and our general partner.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because these costs will reduce our cash available for distribution.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have it, our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustments, even if such unitholders did not own units in us during the tax year under audit.
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
Tax gain or loss on the disposition of our units could be more or less than expected.
If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if our unitholders sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
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
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. The IRS has issued proposed regulations that would treat the total cash purchase price for a unit as the amount realized for purposes of this 10% withholding tax. This withholding tax obligation is currently suspended in the case of a disposition of certain publicly traded partnership interests, including our units, until 60 days after the proposed regulations are finalized. Non-U.S. unitholders should consult a tax advisor before investing in our units.
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
Our unitholders will likely be subject to state and local taxes in states where they do not live as a result of an investment in our units.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in more than 20 states including Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable U.S. federal, foreign, state and local tax returns. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

The Internal Revenue Service could challenge our treatment of the holders of preferred units as partners for tax purposes, and if such challenge were sustained, certain holders of preferred units could be adversely impacted.
The Internal Revenue Service, or IRS, may disagree with our treatment of the preferred units as equity for U.S. federal income tax purposes, and no assurance can be given that our treatment will be sustained. If the IRS were to successfully characterize the preferred units as indebtedness for tax purposes, certain holders of preferred units may be subject to additional withholding and reporting requirements. Further, if the preferred units were treated as indebtedness for U.S. federal tax purposes, rather than equity, distributions likely would be treated as payments of interest by us to the holders of preferred units. Holders of preferred units are encouraged to consult their tax advisors regarding the tax consequences applicable to the re-characterization of the preferred units as indebtedness for tax purposes.

The amount that a preferred unitholder would receive upon liquidation may be less than the liquidation value of the preferred units.
In general, we intend to specially allocate to the preferred units items of our gross income in an amount equal to the distributions paid in respect of the preferred units during the taxable year. If the distributions paid in respect of the preferred units during a taxable year exceed the amount of our gross income allocated to the preferred units for such taxable year (as in the case of prior distributions during the PIK period), the per unit capital account balance of the preferred unitholders would be reduced by the amount of such excess. If we were to dissolve or liquidate, after satisfying all of our liabilities, our unitholders (including the preferred unitholders) would be entitled to receive liquidating distributions in accordance with their capital account balances. In such event, preferred unitholders would be specially allocated items of gross income and gain in a manner designed to cause the capital account balance of a preferred unit to equal the liquidation value of a preferred unit. If we were to have insufficient gross income and gain to cause the capital account balance to equal the liquidation value of a preferred unit, then the amount that a preferred unitholder would receive upon liquidation would be less than the liquidation value of the preferred units, even though there may be cash available for distribution to the holders of common units or any other junior securities with respect to their capital accounts.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1. “Business.” We also have various operating leases for rental of office space, facilities and field equipment and transportation equipment. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to our Consolidated Financial Statements in Item 8 for details on our right of use assets and related lease liabilities. Such information is incorporated herein by reference.
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
At February 27, 2020, we had 122,539,221 Class A common units outstanding. As of December 31, 2019, the closing price of our common units was $20.48 and we had approximately 25,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 25,336,778 Class A Convertible Preferred Units for which there is no established public trading market.
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

Item 6. Selected Financial Data
The table below includes selected financial and other data for the Partnership for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (in thousands, except per unit and volume data). The selected financial data should be read in conjunction with our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Income Statement Data:
Revenues:
Offshore pipeline transportation	318,116	284,544	318,239	334,679	140,230
Sodium minerals and sulfur services	1,105,987	1,174,434	462,622	171,503	177,880
Marine transportation	235,645	219,937	205,287	213,021	238,757
Onshore facilities and transportation	821,072	1,233,855	1,042,229	993,290	1,689,662
Total revenues(2)	$2,480,820	$2,912,770	$2,028,377	$1,712,493	$2,246,529
Equity in earnings of equity investees	$56,484	$43,626	$51,046	$47,944	$54,450
Income (loss) from continuing operations after income taxes	$100,066	$(11,792)	$82,079	$111,082	$421,585
Net income (loss) attributable to Genesis Energy, L.P.	$95,999	$(6,075)	$82,647	$113,249	$422,528
Net income (loss) available to Common Unitholders	$21,532	$(75,876)	$60,652	$113,249	$422,528
Net income (loss) attributable to Common Unitholders per Common Unit: Basic and Diluted	$0.18	$(0.62)	$0.50	$1.00	$4.10
Cash distributions declared per Common Unit	$2.2000	$2.1000	$2.6525	$2.7175	$2.4700
Balance Sheet Data (at end of period):
Current assets	$593,074	$443,279	$636,033	$359,569	$306,316
Total assets (3)	$6,597,641	$6,479,071	$7,137,481	$5,702,592	$5,459,599
Long-term liabilities (3)	$3,835,727	$3,704,237	$3,966,602	$3,321,739	$3,136,712
Class A Convertible Preferred Units	$790,115	$761,466	$697,151	$—	$—
Redeemable noncontrolling interests	$125,133	$—	$—	$—	$—
Partners' capital:
Common unitholders	1,443,320	1,690,799	2,026,147	2,130,331	2,029,101
Accumulated Other Comprehensive Income (Loss)	(8,431)	939	(604)	—	—
Noncontrolling interests	(3,718)	(11,204)	(8,079)	(10,281)	(8,350)
Total partners’ capital	$1,431,171	$1,680,534	$2,017,464	$2,120,050	$2,020,751
Other Data:
Volumes:
Offshore crude oil pipeline (barrels per day)	652,862	562,467	591,667	581,763	518,211
Onshore crude oil pipeline (barrels per day)	193,020	247,409	212,768	114,130	144,084
Natural gas transportation volumes (MMBtus/d)	400,770	432,261	496,302	679,862	708,556
CO2 pipeline (Mcf per day)	97,912	107,674	77,921	97,955	161,409
NaHS sales (DST)	126,443	150,671	133,404	125,766	127,063
Soda Ash volumes (short tons sold)	3,590,680	3,669,206	1,274,421	—	—
NaOH sales (DST)	78,927	110,107	84,816	80,021	86,914
Crude oil and petroleum products sales (barrels per day)	31,681	45,845	51,771	62,484	91,704

(1)
Our operating results and financial position have been affected by acquisitions and divestitures. For additional information regarding our acquisitions and divestitures during 2019, 2018 and 2017, see Note 5, related to our acquisitions, and Note 8, related to our divestitures, to our Consolidated Financial Statements included in Item 8.

(2)
As a result of the adoption of the new revenue recognition standard, prior period amounts have not been adjusted under the modified retrospective method and continue to be reported in accordance with our historic accounting under previous GAAP.

(3)
As a result of the adoption of the new lease accounting standard, our long-term liabilities and total assets beginning in 2019 reflect recording of our right of use assets and corresponding lease liabilities. Prior period amounts have not been adjusted under the modified retrospective method and continue to be reported in accordance with our historic accounting under previous GAAP. See Note 4 to our Consolidated Financial Statements included in Item 8 for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services - primarily transportation, storage, sulfur removal, blending, terminalling and processing - for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash.
A core part of our focus is in the midstream sector of the crude oil and natural gas industry in the Gulf of Mexico and the Gulf Coast region of the United States. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
Within our midstream business, we have two distinct, complementary types of operations: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties and (ii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners, which includes our sulfur removal, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. In our offshore crude oil and natural gas pipeline transportation and handling operations, we provide services to one of the most active drilling and development regions in the U.S., the Gulf of Mexico, a producing region representing approximately 16% of the crude oil production in the U.S. in 2019.
The other core focus of our business is our Alkali Business. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for over 70 years and has an estimated remaining reserve life (based on 2019 production) of over 100 years.
Included in Management’s Discussion and Analysis are the following sections:

•	Overview of 2019 Results

•	Acquisitions, Divestitures and Growth Initiatives

•	Results of Operations

•	Other Consolidated Results

•	Financial Measures

•	Liquidity and Capital Resources

•	Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Overview of 2019 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $96.0 million in 2019 compared to Net Loss Attributable to Genesis Energy, L.P. of $6.1 million in 2018. The increase was principally due to 2018 including impairment expense of $126.3 million and gains on asset sales of $42.3 million compared to no such activity during 2019.
Additionally, in 2019, we had: (i) lower general and administrative expenses of $14.0 million primarily due to 2018 including certain dispute costs; (ii) lower interest expense of $9.8 million attributable to our lower average outstanding indebtedness during 2019; and (iii) higher equity in earnings of equity investees of $12.9 million. These were partially offset by higher depreciation, depletion, and amortization expense of $6.6 million in 2019 and a decrease in other income(expense) of $14.1 million in 2019 due to an unrealized loss of $9.0 million associated with the valuation of our embedded derivative on our Class A Convertible Preferred Units recognized during 2019 compared to an unrealized gain of $8.4 million reported in 2018. We also recorded a loss on debt extinguishment of $3.3 million during 2018 in other income(expense).
Cash flow from operating activities was $382.3 million for the 2019 period compared to $390.0 million for 2018. This decrease was primarily attributable to working capital needs during the respective periods.
Available Cash before Reserves (as defined below in "Financial Measures") decreased $106.5 million in 2019 to $359.5 million as compared to 2018 Available Cash before Reserves of $466.1 million. This decrease is primarily attributable to the gain on sale of assets of $42.3 million during 2018 and cash distributions paid or accrued to our Class A Convertible Preferred Unitholders of $62.2 million related to 2019. See "Financial Measures" below for additional information on Available Cash before Reserves.
Segment Margin was $713.3 million in 2019, an increase of $0.5 million as compared to 2018. See "Results from Operations" below for discussion on our individual segments.
Our primary objective continues to be to generate and grow stable cash flows and de-leverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe (i) the stable and repeatable cash flows from our four operating segments for the foreseeable future, (ii) new long-term commercial opportunities that will provide significant incremental volumes on our already constructed offshore pipeline transportation assets that require no additional investment from us; and (iii) minimal expected growth capital expenditures in 2020 and for the foreseeable future with the exception of the expansion of our Granger soda ash facility, which can be fully funded externally, allows us the flexibility to use any excess cash flow from operations to pay down borrowings, and naturally deleverage our balance sheet. These strategies allow us to further enhance our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves.
We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation.
A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distributions to Unitholders
On February 14, 2020, we paid a distribution of $0.55 per unit related to the fourth quarter of 2019.
With respect to our Class A Convertible Preferred Units, we have declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2020 to unitholders holders of record at the close of business January 31, 2020.
Recent Developments and Growth Initiatives
Refinancing of our 2022 Notes
In January 2020, we issued $750 million in aggregate principal amount of our 2028 Notes. Interest payments are due February 1 and August 1 of each year with the initial interest payment due August 1, 2020. That issuance generated net proceeds of approximately $738.9 million, net of issuance costs incurred. The net proceeds were used to purchase and redeem all of our outstanding 2022 Notes. Of the net proceeds, $554.8 million were used to repurchase the 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered in our tender offer for the 2022 Notes, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption of the remaining balance of our 2022 Notes with a redemption date of February 16, 2020.

Granger Facility Expansion
On September 23, 2019, we announced the expansion of GOP to expand our existing Granger facility, expected to be completed during 2022. We entered into agreements with funds affiliated with GSO for the purchase of up to $350 million of preferred units in Alkali Holdings. The proceeds we will receive from GSO will fund up to 100% of the anticipated cost of the GOP. The preferred unitholders will receive payment-in-kind in lieu of cash distributions during the anticipated construction period. As of December 31, 2019, we had issued 130,000 preferred units to be used to fund the construction.
Powder River Basin Midstream Assets Divestiture
On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets and received total net proceeds of approximately $300 million that we utilized to reduce the balance outstanding under our revolving credit facility.

Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and net income, as well as two measures that we use to manage the business and to review the results of our operations- Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2019 decreased $432.0 million, or 15%, from the year ended December 31, 2018. Additionally, our costs and expenses (excluding gains on sale of assets and impairment expense in 2018) decreased $450.4 million, or 17%, between the two periods.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products through our onshore facilities and transportation segment. The decrease in our revenues and costs in this segment between 2019 and 2018 is primarily attributable to decreases in crude oil and petroleum product prices, and to an extent, sales volumes. The average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 12% to $56.96 in 2019 as compared to $64.74 per barrel in 2018. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section entitled “Risks Related to Our Business”.
In addition to our legacy marketing business discussed above, we continue to operate in our other core businesses, including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sodium minerals and sulfur services businesses, which includes our Alkali Business, which is one of the leading producers of natural soda ash worldwide, and our legacy sulfur removal business; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 97% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.

Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Offshore pipeline transportation	320,023	285,014	317,540
Sodium minerals and sulfur services (1)	223,908	260,488	130,333
Onshore facilities and transportation	111,412	119,918	96,376
Marine transportation	57,919	47,338	50,294
Total Segment Margin	$713,262	$712,758	$594,543
(1) Our Alkali Business, which is included in the Sodium minerals and sulfur services segment, was acquired on September 1, 2017 and the results for 2017 include the operations subsequent to our acquisition.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$259,899	$243,049
Offshore natural gas pipeline revenue, excluding non-cash revenues	54,108	47,048
Offshore pipeline operating costs, excluding non-cash expenses	(69,561)	(75,155)
Distributions from equity investments (1)	75,577	70,072
Offshore pipeline transportation Segment Margin	$320,023	$285,014

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	234,301	202,121
Poseidon	264,931	234,960
Odyssey	144,785	115,239
GOPL (2)	8,845	10,147
Total crude oil offshore pipelines	652,862	562,467

Natural gas transportation volumes (MMBtus/d)	400,770	432,261

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	234,301	202,121
Poseidon	169,556	150,374
Odyssey	41,988	33,419
GOPL (2)	8,845	10,147
Total crude oil offshore pipelines	454,690	396,061

Natural gas transportation volumes (MMBtus/d)	152,388	164,706

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
Offshore Pipeline Transportation Segment Margin for 2019 increased $35.0 million, or 12%, from 2018, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are the result of 2019 including: (i) first oil flow from the Buckskin and Hadrian North production fields, both of which are fully dedicated to our SEKCO pipeline, and further downstream, our Poseidon oil pipeline system ("Poseidon"), and (ii) the continued receipt of additional volumes on our CHOPS and Poseidon systems due to deliveries from a third party pipeline that had insufficient capacity to deliver its committed volumes to shore. During the second half of 2019, we entered into agreements to move forty thousand barrels per day on CHOPS and twenty thousand barrels per day on Poseidon that are delivered to us by a third-party pipeline that has insufficient capacity. The agreements include ship-or-pay provisions, have terms as long as five years and required no additional capital on our part.

The increased volumes more than offset the approximately $7.8 million in minimum bill platform fees (which ended in June 2018), related to our interest in Poseidon, that we received during 2018.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2019	2018
Volumes sold :
NaHS volumes (Dry short tons "DST")	126,443	150,671
Soda Ash volumes (short tons sold)	3,590,680	3,669,206
NaOH (caustic soda) volumes (dry short tons sold)	78,927	110,107

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$148,812	$181,391
NaOH (caustic soda) revenues	41,365	61,344
Revenues associated with Alkali Business	836,125	829,023
Other revenues	5,001	7,020
Total segment revenues, excluding non-cash revenues (1)	$1,031,303	$1,078,778

Sodium minerals and sulfur services operating costs, excluding non-cash items (1)	(807,395)	(818,290)

Segment Margin (in thousands)	$223,908	$260,488

Average index price for NaOH per DST (2)	$692	$768

(1)	Totals are for external revenues and costs prior to intercompany elimination upon consolidation.

(2)	Source: IHS Chemical.
Sodium minerals and sulfur services Segment Margin for 2019 decreased $36.6 million, or 14%, from 2018. This decrease is due to lower NaHS and soda ash volumes during 2019 relative to 2018. Lower NaHS volumes during 2019 are primarily attributable to production issues at several of our host refineries during 2019 and lower demand from certain of our international customers located in South America. Certain of our customers also experienced supply chain disruptions during 2019, which we believe to be resolved as we enter 2020. Our Alkali Business experienced lower soda ash volumes during 2019 primarily due to more downtime and planned maintenance activities, including the planned replacement and upgrade of a heat exchanger, a move of our longwall mining machine, and a temporary electrical equipment failure that impacted our production. Costs impacting the results of our sodium minerals and sulfur services segment include costs associated with processing and production of soda ash (and other alkali products), NaHS, and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).
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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Gathering, marketing, and logistics revenue	$747,619	$1,154,114
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	69,418	74,895
Payments received under direct financing leases not included in income	8,421	7,633
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(637,629)	(1,038,386)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(76,025)	(88,391)
Other	(392)	10,053
Segment Margin	$111,412	$119,918

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	59,435	33,303
Jay	10,461	14,036
Mississippi	5,994	6,359
Louisiana (1)	117,130	159,754
Wyoming (2)	—	33,957
Onshore crude oil pipelines total	193,020	247,409

CO2 pipeline (average Mcf/day):
Free State	97,912	107,674

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	31,681	45,845
Rail unload volumes (3)	79,530	89,082

(1)
Total daily volume for the years ended December 31, 2019 and 2018 include 51,267 and 55,202 barrels per day respectively of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.

(2)	The volumes presented for 2018 represent the average barrels/day through September 30, 2018, as the relevant assets were divested in October 2018.

(3)	Includes total barrels for unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment decreased $8.5 million, or 7% , in 2019 as compared to 2018. The decrease is primarily attributable to the lower crude oil pipeline, rail unload volumes, and terminal movements on our Louisiana asset base that services the Baton Rouge corridor due to Canadian production curtailments imposed by the government that affected our main customer. Additionally, 2018 included nearly ten months of margin contribution from our Powder River Basin midstream assets that were divested in the fourth quarter of 2018. These decreases were partially offset by: (i) the increased volumes on our Texas system and the incremental margin recognized during 2019 from these volumes as our main customer utilized all of its prepaid transportation credits prior to December 31, 2019, and (ii) a cash payment of $10 million associated with the resolution of a crude oil supply agreement.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2019	2018
Revenues (in thousands):
Inland freight revenues	$104,756	$93,091
Offshore freight revenues	77,630	70,804
Other rebill revenues (1)	53,259	56,042
Total segment revenues	$235,645	$219,937

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$177,726	$172,599

Segment Margin (in thousands)	$57,919	$47,338

Fleet Utilization: (2)
Inland Barge Utilization	96.8%	95.2%
Offshore Barge Utilization	94.6%	93.5%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2019 increased $10.6 million, or 22%, from 2018. The increase is primarily attributable to higher inland and offshore barge utilization and an increase in average day rates in the market that were advantageous in 2019 relative to 2018. While we have seen a slight uptick in day rates, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market are still near cyclical lows. This was partially offset by an increase in operating costs during 2019 due to an increase in dry-docking costs in both our inland and offshore fleet.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2019	2018
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$40,718	$50,918
Segment	4,266	4,532
Long-term incentive based compensation plan expense	3,948	2,345
Third party costs related to business development activities and growth projects	3,755	9,103
Total general and administrative expenses	$52,687	$66,898
Total general and administrative expenses decreased $14.2 million between 2019 and 2018. This is primarily attributable to certain dispute costs incurred during 2018, which are included within corporate general and administrative costs. Additionally, our third party costs related to business development activities and growth projects was $5.3 million higher in 2018 due to the continued integration of our Alkali Business in 2018, which was acquired in the second half of 2017.

Depreciation, depletion, and amortization expense

	Year Ended December 31,
	2019	2018
	(in thousands)
Depreciation and depletion expense	$300,213	$290,070
Amortization of intangible assets	18,704	21,835
Amortization of CO2 volumetric production payments	889	1,285
Total depreciation, depletion and amortization expense	$319,806	$313,190
Total depreciation, depletion, and amortization expense increased $6.6 million between 2019 and 2018, primarily as a result of placing additional assets into service, including those acquired as a part of our Alkali Business and our continued annual maintenance capital expenditures.
Interest expense, net

	Year Ended December 31,
	2019	2018
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$54,165	$62,439
Interest expense, senior unsecured notes	158,188	159,175
Amortization and write-off of debt issuance costs and discount	10,766	10,914
Capitalized interest	(3,679)	(3,337)
Net interest expense	$219,440	$229,191
Net interest expense decreased $9.8 million during 2019 relative to 2018, primarily due to a decrease in our average outstanding indebtedness on our revolving credit facility during 2019. Additionally, during 2018, we recorded $1.0 million of interest expense on our previously held senior unsecured notes due February 15, 2021, which we redeemed in February 2018.
Other Consolidated Results
Net income for the year ended December 31, 2019 included an unrealized loss on the valuation of our embedded derivative associated with our Class A Convertible Preferred Units of $9.0 million compared to an unrealized gain of $8.4 million for the year ended December 31, 2018. Those amounts are included in other income (expense) in the Consolidated Statement of Operations.
Net loss for the year ended December 31, 2018 included impairment expense of approximately $126.3 million recognized during 2018 including: (i) an impairment of $23.1 million on the goodwill associated with our supply and logistics reporting unit, which primarily consists of our legacy crude oil and refined products marketing and trucking businesses; (ii) an impairment of certain of our non-core offshore gas pipeline and platform assets of approximately $82.0 million for which the abandonment timing has accelerated; and (iii) a write-down of approximately $21.2 million related to our remaining non-core assets in the Powder River Basin subsequent to our divestiture. The year ended December 31, 2018 also included a gain on the sale of our Powder River Basin midstream assets of $38.9 million and a loss on debt extinguishment of $3.3 million, which is included in other income(expense).
A discussion of the operating results for the year ended December 31, 2018 compared with the year ended December 31, 2017 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2018 Form 10-K, which was filed with the SEC on February 28, 2019.
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

		Year Ended December 31,
		2019	2018
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements[1]	$(8,478)	$(6,629)
	Adjustment regarding direct financing leases[2]	8,421	7,633
	Certain non-cash items:
	Unrealized (gain) loss on derivative transactions excluding fair value hedges, net of changes in inventory value	10,926	(10,455)
	Loss on debt extinguishment	—	3,339
	Adjustment regarding equity investees[3]	20,847	28,088
	Other	3,651	869
	Sub-total Select Items, net[4]	35,367	22,845
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs[5]	3,755	9,103
	Equity compensation adjustments	(137)	(207)
	Other[6]	3,168	16,208
	Total Select Items, net[7]	$42,153	$47,949
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
(6) 2018 includes general and administrative costs associated with certain dispute costs.
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
Available Cash before Reserves for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$95,999	$(6,075)
Income Tax expense	655	1,498
Depreciation, depletion, amortization, and accretion	308,115	317,186
Impairment expense	—	126,282
Plus (minus) Select Items, net	42,153	47,949
Maintenance capital utilized	(26,875)	(19,955)
Cash tax expense	(590)	(835)
Distributions to preferred unitholders	(62,190)	—
Redeemable noncontrolling interest redemption value adjustments(1)	2,233	—
Available Cash before Reserves	$359,500	$466,050
(1) Includes distributions paid in kind and accretion adjustments on the redemption feature.

Liquidity and Capital Resources
General
As of December 31, 2019, we believe our balance sheet and liquidity position remained strong, including $739.6 million of borrowing capacity available under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
At December 31, 2019, we had $959.3 million borrowed under our credit facility, with $4.3 million of the borrowed amount designated as a loan under the inventory sublimit. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
The total amount available for borrowings under our credit facility at December 31, 2019 was $739.6 million.
At December 31, 2019, our long-term debt totaled $3.4 billion, consisting of $1.0 billion outstanding under our credit facility (including $4.3 million borrowed under the inventory sublimit tranche), $450 million of our 2026 Notes, $550 million of our 2025 Notes, $350 million of our 2024 Notes, $400 million of our 2023 Notes and $750 million of our 2022 Notes.
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
In January 2020, we issued $750 million in aggregate principal amount of our 2028 Notes. Interest payments are due February 1 and August 1 of each year with the initial interest payment due August 1, 2020. That issuance generated net proceeds of approximately $738.9 million, net of issuance costs incurred. The net proceeds were used to purchase and redeem all of our outstanding 2022 Notes. Of the net proceeds, $554.8 million were used to repurchase the 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered in our tender offer for the 2022 Notes, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. On

January 17, 2020 we called for redemption of the remaining balance of our 2022 Notes with a redemption date of February 16, 2020.

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
Each of our preferred units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we exercised our option to pay the holders of our preferred units the applicable distribution in additional preferred units equal the product of (i) the number of then outstanding preferred units and (ii) the quarterly rate. For all subsequent periods ending after March 1, 2019, we have paid and will pay all distribution amounts in respect of our preferred units in cash.
Redeemable Noncontrolling interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO (collectively, the "Sponsor") purchased $55,000,000 and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 (the "Preferred Commitment") of preferred units in Alkali Holdings. Alkali Holdings will use the net proceeds from the preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. As of December 31, 2019, we had issued a total of $130,000,000 in preferred units to the Sponsor in exchange for cash of $122,900,000, which is inclusive of our transaction related expenses and one-time commitment fee.
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
See Note 12 for additional information regarding our mezzanine capital.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions, which should help mitigate certain adverse consequences of underwritten offerings, including the downward pressure on the market price of our common units and the expensive fees and other costs associated with such public offerings. We entered into an equity distribution agreement with a group of banks who will act as sales agents or principals for up to $400.0 million of our common units, if and when we should elect to issue additional common units from time to time, although there are limits to the amount of our “at the market” offerings the market can absorb from time to time. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of December 31, 2019, we had issued no units under this program.
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
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our credit facility and/or to fund a portion of our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures, and the timing of accounts receivable collections from our customers.
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

Net cash flows provided by our operating activities were $382.3 million and $390.0 million for 2019 and 2018, respectively. As discussed above, changes in the cash requirements related to payment for petroleum products or collection of receivables from the sale of inventory impact the cash provided by operating activities. Additionally, changes in the market prices for crude oil, petroleum products and alkali products can result in fluctuations in our working capital and, therefore, our operating cash flows between periods as the cost to acquire a barrel of crude oil or petroleum products (or the cost to extract/process in the case alkali products) will require more or less cash. The decrease in operating cash flow for 2019 compared to 2018 was primarily due a change in working capital needs during 2019.
Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects and distributions we pay to our common and preferred unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our credit facility, equity issuances and/or the issuance of senior unsecured notes.
Capital Expenditures and Business and Asset Acquisitions
The following table summarizes our expenditures for fixed assets, business and other asset acquisitions in the periods indicated:

	Years Ended December 31,
	2019	2018	2017
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$16,848	$4,202	$5,037
Sodium mineral and sulfur services assets	42,065	55,377	24,045
Marine transportation assets	40,820	18,308	27,295
Onshore facilities and transportation assets	2,966	3,340	5,381
Information technology systems	1,197	72	286
Total maintenance capital expenditures	103,896	81,299	62,044
Growth capital expenditures:
Offshore pipeline transportation assets	$961	$501	$3,778
Sodium minerals and sulfur services assets	65,772	19,335	5,424
Marine transportation assets	—	12,560	41,119
Onshore facilities and transportation assets	3,610	47,770	143,742
Information technology systems	2,301	2,704	266
Total growth capital expenditures	72,644	82,870	194,329
Total capital expenditures for fixed and intangible assets	176,540	164,169	256,373
Capital expenditures for business combinations, net of liabilities assumed:
Acquisition of Alkali Business	$—	$—	$1,325,000
Capital expenditures related to equity investees	—	3,018	4,647
Total capital expenditures	$176,540	$167,187	$1,586,020
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.

Growth Capital Expenditures
On September 23, 2019 we announced the GOP to expand our existing Granger facility, expected to be completed during 2022. We entered into agreements with funds affiliated with GSO for the purchase of up to $350 million of preferred units in Alkali Holdings. The proceeds we will receive from GSO will fund up to 100% of the anticipated cost of the GOP. The preferred unitholders will receive payment-in-kind in lieu of cash distributions during the anticipated construction period. As of December 31, 2019, we had issued 130,000 of preferred units to be used to fund the construction. The expansion is expected to increase our production at the Granger facility by approximately 750k tons per year.
Except for the GOP, we do not anticipate spending material growth capital expenditures on any individual projects during 2020.
Maintenance Capital Expenditures
Maintenance capital expenditures increased during 2019 primarily due to the timing of the maintenance capital expenditures incurred related to our marine transportation segment to replace and upgrade certain equipment associated with our vessels. We also incur maintenance capital expenditures in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incurred higher maintenance capital expenditures in 2019 to replace and upgrade equipment at certain of our offshore platforms and pipelines. We expect future expenditures to be within a reasonable range of 2019's expenditures dependent upon the timing of when we incur certain costs. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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

On February 14, 2020, we paid a distribution of $0.55 per unit related to the fourth quarter of 2019. With respect to our Class A Convertible Preferred Units, we have declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2020 to unitholders holders of record at the close of business January 31, 2020.

Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Common Unit Amount	Total Amount	Per Preferred Unit Amount (1)	Total Amount (1)
2017
4th Quarter	February 14, 2018		$0.5100	$62,515
2018
1st Quarter	May 15, 2018		$0.5200	$63,741
2nd Quarter	August 14, 2018		$0.5300	$64,967
3rd Quarter	November 14, 2018		$0.5400	$66,193
4th Quarter	February 14, 2019		$0.5500	$67,419
2019
1st Quarter	May 15, 2019		$0.5500	$67,419	$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.5500	$67,419	$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.5500	$67,419	$0.7374	$18,684
4th Quarter	February 14, 2020	(2)	$0.5500	$67,419	$0.7374	$18,684

(1)	Prior to the first quarter of 2019, all distributions on our Class A Convertible Preferred units were paid-in-kind.

(2)	This distribution was paid on February 14, 2020 to unitholders of record as of January 31, 2020.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2019.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt, net of debt issuance costs (1)	$—	$1,699,951	$742,520	$986,766	$3,429,237
Estimated interest payable on long-term debt (2)	218,144	376,568	165,461	65,584	825,757
Operating lease obligations	39,783	55,999	45,008	152,783	293,573
Unconditional purchase obligations (3)	44,531	8,100	8,100	8,100	68,831
Capital expenditure commitments (4)	—	72,350	—	—	72,350
Asset retirement obligations (5)	26,580	6,086	—	142,415	175,081
Total	$329,038	$2,219,054	$961,089	$1,355,648	$4,864,829

(1)
Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of May 9, 2022. We have $750 million in aggregate principal amount of our 2022 Notes that mature on August 1, 2022, $400 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2023 (the "2023 Notes"), $350 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes"), $550 million in aggregate principal amount of senior unsecured notes that mature on October 1, 2025 (the"2025 Notes"), and $450 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2026 (the "2026 Notes").

(2)
Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2022, 2023, 2024, 2025, and 2026 Notes are 6.75%. 6.00%, 5.625%, 6.50%, and 6.25%, respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2019 under our credit facility remained outstanding through the final maturity date of May 9, 2022 and interest rates remained at the December 31, 2019 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.

(3)
Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil, petroleum products, and other chemicals and utilities are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2019 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)
We have entered into approximately $72 million of contracts with third parties for the construction of the GOP. These commitments will be funded by the issuance of preferred units to GSO. We expect to incur these costs within the next three years.

(5)
Represents the estimated future asset retirement obligations on a discounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2019 was $175.1 million and is further discussed in Note 8 to our Consolidated Financial Statements.

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
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired, and to the extent available, third party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill is not amortized but instead is periodically assessed for impairment. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. See Note 5 to our Consolidated Financial Statements in Item 8 regarding further discussion regarding our acquisitions.
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
Impairment of Long-Lived Assets including Right of Use Assets, Intangibles and Goodwill
When events or changes in circumstances indicate that the carrying amount of a fixed asset, intangible asset, or right of use assets with finite lives may not be recoverable, we review our assets for impairment. We compare the carrying value of the fixed asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment; we may be required to reduce the carrying value and the subsequent useful life of the asset. We did not record any impairments in 2019. For the year ended December 31, 2018, we recognized impairment expense of $103.2 million associated with long-lived assets (refer to Note 8 for additional details).
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
We performed a quantitative assessment as of October 1, 2019 for our refinery services reporting unit that has goodwill. No impairment was recorded in our refinery services segment during 2019 as the fair value far exceeded the carrying value. Our supply and logistics reporting unit, which primarily included our legacy crude oil and refined products marketing and trucking businesses, was determined to have a fair value lower than its carrying value and the partnership recorded an impairment charge of $23.1 million during 2018 (Note 10) to reduce the goodwill of the reporting unit to $0.
One of our other monitoring procedures is the comparison of our market capitalization to our book equity on a quarterly basis to determine if there is an indicator of impairment. As of December 31, 2019, our market capitalization exceeded the book value of our equity (partner's capital) and there were no other indicators of impairment identified.
For additional information regarding our goodwill, see Note 10 to our Consolidated Financial Statements in Item 8.
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units under this plan are comprised of both service-based and performance-based awards. Until the vesting date, we calculate estimates of the fair value of the awards and record that value as compensation expense during the vesting period on a straight-line basis. These estimates are based on the current trading price of our common units and an estimate of the forfeiture rate we expect may occur. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award. At December 31, 2019, we had 310,848 phantom units outstanding and recorded expense of $1.8 million during 2019. The liability recorded for phantom units expected to vest fluctuates with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense. At December 31, 2019, we estimated approximately $0.2 million of remaining compensation costs to be recognized over a weighted average period of approximately 4 months. Changes in our assumptions may impact our liabilities and expenses related to these awards.
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
We also have embedded derivatives in our Class A Convertible preferred units that are accounted for as liabilities at fair value in our Consolidated Balance Sheet as of December 31, 2019. Derivatives related to the embedded derivatives in our preferred units are valued using a model that contains inputs, including our common unit price, 30-year U.S. Treasury rates, default probabilities and timing estimates, which involve management judgment.
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
At December 31, 2019, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The standard requires varying transition methods for the different categories of amendments. We have performed an assessment which consisted of reviewing current and historical information pertaining to our trade accounts receivable and existing contract assets and we anticipate no material impact to our consolidated financial statements as of the adoption date.
We have adopted guidance under ASC Topic 842, Lease Accounting ("ASC 842"), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients, which among other things, allows us to carry over previous lease conclusions reached under ASC 840. As a result of adopting the new lease standard, we recorded an operating lease right of use asset of approximately $209 million with a corresponding lease liability as of the transition date. Refer to Note 4 for further details.

We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Refer to Note 3 for further details.
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $15.3 million from operating cash flows to investing cash flows for the year ended December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for any of the annual periods presented.
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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2019 were categorized as non-trading. On December 31, 2019 we had entered into NYMEX future contracts that will settle between February and March 2020 and NYMEX options contracts that will settle during February and March 2020.
Our Alkali Business relies on natural gas to generate heat and power for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. As of December 31, 2019 we had entered into NYMEX future contracts and over the counter swap contracts that will settle between January and December 2020.
This accounting treatment is discussed further in Note 19 to our Consolidated Financial Statements. We believe our hedging activities have been successful in helping to mitigate these risks.
The table below presents information about our open commodity derivative contracts at December 31, 2019. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2019 quoted market prices. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighed Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	98	Bbl	$59.93	$5,872	$107	$5,979
Natural Gas Swaps	MMBTU	503	MMBTU	$0.38	$1,890	$(1,382)	$508
Natural Gas	MMBTU	92	MMBTU	$2.27	$2,092	$(106)	$1,986

Buy (Long) Contracts:
Crude Oil	Bbl	80	Bbl	$60.25	$4,820	$61	$4,881
Natural Gas	MMBTU	576	MMBTU	$2.60	14,992	(1,923)	$13,069

Option Contracts
Written Contracts:
Crude Oil	Bbl	40	Bbl	$1.03	$41	$31	$72

Purchased Contracts:
Crude Oil	Bbl	18	Bbl	$0.66	$12	$4	$16

We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts. Given the competitive advantages associated with our naturally produced soda ash as previously discussed (relative to that which is synthetically produced), we believe this somewhat mitigates market risk within our Alkali Business.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2019, we had $1.0 billion of debt outstanding under our credit facility. For the year ended December 31, 2019, a 10% change in LIBOR would have resulted in approximately a $4.2 million change in net income.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2019, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Genesis Energy, L.P.
We are a Delaware limited partnership. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. It also employs most of our personnel, including executive officers. Employees of our Alkali operations are employed by our subsidiary, Genesis Alkali, LLC.

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

Collectively, members of the Davison family own approximately 10.4% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 10.4% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 27, 2020.

Name	Age	Position
Grant E. Sims	64	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	73	Director
James E. Davison	82	Director
James E. Davison, Jr.	53	Director
Sharilyn S. Gasaway	51	Director
Kenneth M. Jastrow II	72	Director
Jack T. Taylor	68	Director
Robert V. Deere	65	Chief Financial Officer
Edward T. Flynn	61	Executive Vice President
Richard R. Alexander	44	Vice President
Karen N. Pape	61	Senior Vice President and Controller
Kristen O. Jesulaitis	50	General Counsel
William S. Goloway	59	Vice President
Garland G. Gaspard	65	Senior Vice President
Chad A. Landry	56	Vice President
Ryan S. Sims	36	Senior Vice President
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
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of another public company, Origin Bancorp, Inc., and serves on its finance, risk and insurance committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009, and served as Controller of Alltel Corporation from 2002 through 2006. In her role as CFO, Ms. Gasaway was responsible for the company's finance, financial reporting, and risk management roles, and gained extensive experience in corporate performance and strategic planning. She brings this vast knowledge to the Partnership. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc. and Waddell and Reed Financial, Inc., serving on the audit committee of each company. Additionally, Ms. Gasaway serves on the compensation and nominating committees of JB Hunt and the nominating and corporate governance committee of Waddell and

Reed. Ms. Gasaway provides our board of directors valuable business experience, risk management and financial expertise, including an understanding of the accounting, compliance and financial matters that we address on a regular basis.
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
Edward T. Flynn has served as Executive Vice President of our general partner and President, Genesis Alkali since we acquired that business from Tronox Ltd. in September 2017 (where he also previously served as Executive Vice President). Prior to joining Tronox, Mr. Flynn served as President of FMC Minerals. He was previously President of FMC’s Industrial Chemicals Group.  Mr. Flynn is a member of the Board of Directors and Chairman of the Board for ANSAC.
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
Ryan S. Sims has served as Senior Vice President of our general partner since March 2019. Mr. Sims served as Vice President from January 2017 to March 2019. Mr. Sims joined Genesis in 2011 and is responsible for our finance, planning, corporate development, and investor relations functions. He has also previously been responsible for the operational and commercial aspects of our rail and terminals businesses. Prior to joining Genesis, Mr. Sims spent six years in the investment banking industry. Mr. Sims is the son of Grant E. Sims, our Chairman and Chief Executive Officer.

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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2019.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2019 were:

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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2019, the G&C Committee engaged BDO, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
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
The peer group used for this market analysis in 2019 consisted of the following 15 companies in the energy industry: American Midstream Partners, Buckeye Partners, Calumet Specialty Products Partners, Crestwood Energy Partners, EnLink Midstream Partners, Magellan Midstream Partners, NGL Energy Partners, NuStar Energy, Plains All American Pipeline, Summit Energy Partners, Delek US Holdings, HollyFrontier Corp, SemGroup Corp, Tallgrass Energy and Targa Resources Corp. These companies were selected as the compensation peer group for any or all of the following reasons:
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
As described in more detail below, we believe that the combination of base salaries, cash bonuses and long-term cash-based incentive plans provide an appropriate balance of short and long-term incentives, and alignment of the incentives for our executives, including our NEOs, with the interests of our common unitholders.
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
Elements of Our Compensation Program and Compensation Decisions for 2019
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2019, the elements of our compensation program for the NEOs consisted of the following:

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
In April 2019, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the 2019 base salaries of all NEOs remained the same from 2018.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2019 operational and financial performance, in the context of total NEO compensation, a discretionary bonus was granted to Mr. Flynn in the amount of $360,000, in recognition of his leadership in his respective area and his individual contribution to the Partnership's performance. This bonus will be paid in March 2020, contingent on Mr. Flynn's employment on the payment date. Further, it was determined by the G&C Committee that each NEO will be considered for a retention bonus for 2019, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2019, Mr. Sims was granted a retention bonus of $600,000, Messrs. Deere, Flynn and Landry were granted retention bonuses of $300,000 each, and Mr. Alexander was granted a retention bonus of $200,000, to be paid in five equal installments at the following dates: March 2020, June 2020, September 2020, December 2020, and March 2021, contingent upon continued employment at those dates. Given the near-term economic challenges faced by us and the industry generally, we believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them. Over the long term, the G&C committee intends to continue performance-based cash incentives as a cornerstone of our executive pay program.

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
Our G&C Committee administers our LTIPs and has broad authority to grant awards under and alter, amend, or terminate our LTIPs. For example, our G&C Committee has the authority to determine (i) who (if anyone) will receive awards from time to time as well as (ii) the size, nature, terms and conditions of such award. Our G&C Committee also has the authority to adopt, alter, and repeal rules, guidelines and practices relating to our LTIPs and interpret our LTIPs. Our board of directors can terminate the LTIPs at any time.
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
During 2019, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions.
During 2019, we also granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We establish grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
On April 17, 2019, the G&C Committee granted cash awards for both service and performance to each of our NEOs and certain employees under the 2018 LTIP.  All awards granted to NEOs were allocated as 20% service-based and 80% performance-based awards.  Contingent on continued employment on such date and satisfaction of the relevant performance standards, awards will vest between 20-420% of the cash grant value on April 17, 2022 and be paid in cash within 30 days thereafter.  For performance awards, vesting is dependent on the satisfaction of relevant performance conditions and achievement of unit appreciation multiplier thresholds.  Performance conditions include target levels of Available Cash before Reserves per unit, leverage ratios and safety metrics based upon such employee’s business unit, each measured for the quarter ending or as of December 31, 2021, as applicable. Our unit appreciation multiplier is based upon the closing price of our common units on April 16, 2022 as compared to $22.80, the closing price for our units on their grant date, April 17, 2019.

For 2019, the G&C Committee established the following long-term incentive cash grant values for each of our NEOs:

2019
Name	Long-Term Incentive Cash Grant Value
Grant E. Sims	$2,200,000
Robert V. Deere	800,000
Edward T. Flynn	1,200,000
Richard R. Alexander	400,000
Chad A. Landry	450,000

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

•	incentive awards are capped by the G&C Committee;

•	compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and

•	long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2019, 2018 and 2017.

Name & Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2019	$650,000	$—	$—	$87,176	$737,176
Chief Executive Officer	2018	650,000	—	—	193,201	843,201
(Principal Executive Officer)	2017	600,000	1,400,000	593,428	309,287	2,902,715
Robert V. Deere	2019	450,000	—	—	80,813	530,813
Chief Financial Officer	2018	450,000	—	—	137,864	587,864
(Principal Financial Officer)	2017	450,000	450,000	445,063	187,018	1,532,081
Edward T. Flynn (1)	2019	500,000	980,000	—	26,396	1,506,396
Executive Vice President	2018	500,000	200,958	—	20,730	721,688
	2017	160,680	63,004	—	2,596	226,280
Richard R. Alexander	2019	325,000	250,000	—	95,738	670,738
Vice President	2018	325,000	260,000	—	136,308	721,308
	2017	325,000	640,000	741,761	212,304	1,919,065
Chad A. Landry	2019	325,000	230,000	—	40,017	595,017
Vice President	2018	325,000	178,750	—	46,106	549,856
	2017	312,500	443,750	311,560	$85,770	1,153,580

(1)
Mr. Flynn became an employee of the partnership on September 1, 2017 upon the acquisition of the Alkali business. The salary and bonus presented for 2017 represents his salary and bonus earned as an employee of the partnership. Mr. Flynn's bonus for 2019 includes a discretionary bonus of $730,000 relating to 2018 but paid in March 2019, contingent upon Mr. Flynn's continued employment on the payment date. This discretionary bonus was reported as part of the 2018 bonus amount in our 2018 10-K disclosure.

(2)	The amounts shown represent any retention bonuses vested and paid during each of 2017, 2018, and 2019, as well as any cash or special bonus awards earned relative to each year.

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

(4)	The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2019.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$14,000	$1,458	$71,718	$87,176
Robert V. Deere	30,800	1,458	48,555	80,813
Edward T. Flynn	25,692	704	—	26,396
Richard R. Alexander	30,800	1,458	63,480	95,738
Chad A. Landry	28,000	1,458	10,559	40,017
The amounts in this table represent:

(a)	Contributions by us to our 401(k) plan on each NEO’s behalf.

(b)	Term life insurance premiums paid by us on each NEO’s behalf.

(c)	This column includes cash distributions paid in connection with granted DERs under the 2010 LTIP during 2019.
Grants of Plan-Based Awards in Fiscal Year 2019
The following table shows the cash-based awards granted to our NEOs in 2019.

		Estimated Future Payouts Under
		2018 LTIP (1)
Name	Grant Date	Threshold	Target	Maximum
Grant E. Sims	4/17/2019	$1,320,000	$2,200,000	$3,960,000
	4/10/2018	1,080,000	1,800,000	3,240,000
Robert V. Deere	4/17/2019	480,000	800,000	1,440,000
	4/10/2018	360,000	600,000	1,080,000
Edward T. Flynn	4/17/2019	720,000	1,200,000	2,160,000
	4/10/2018	540,000	900,000	1,620,000
Richard R. Alexander	4/17/2019	240,000	400,000	720,000
	4/10/2018	360,000	600,000	1,080,000
Chad A. Landry	4/17/2019	270,000	450,000	810,000
	4/10/2018	240,000	400,000	720,000

(1)
Represents the dollar amount of cash to be paid to each NEO under awards granted on April 17, 2019 and April 10, 2018, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2021 and 2020, respectively, assuming no forfeitures and considering a 1.0 UAM. See additional discussion in "Long-Term Incentive Compensation" above relating to the 2018 LTIP.

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

Outstanding Equity Awards at December 31, 2019
The following table presents the information regarding the outstanding equity awards to our NEOs previously issued under the 2010 LTIP at December 31, 2019.

		Stock Awards (4)
Name	Grant Date	Equity Incentive Plan Awards: Number of Phantom Units that have not vested (#) (1)	Equity Incentive Plan Awards: Market Value of Phantom Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Phantom Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Unearned Phantom Units That Have Not Vested ($) (2)
Grant E. Sims	4/11/2017	—	$—	18,327	$—
Robert V. Deere	4/11/2017	—	—	13,745	—
Edward T. Flynn	4/11/2017	—	—	—	—
Richard R. Alexander	4/11/2017	—	—	22,908	—
Chad A. Landry (3)	4/11/2017	3,848	76,537	5,774	—

(1)
The number of performance units in the table reflects a target performance payout. Service based units held by Mr. Landry do not specify threshold, target and maximum payouts levels. For additional information regarding Mr. Landry's units, please see note 3 below.

(2)
Due to the distribution reset in 2017, the distribution rate per unit was reset during 2017 to a level well below the threshold trigger on the outstanding phantom units. Therefore, we have reflected a market value of these outstanding awards of $0 as of December 31, 2019.

(3)	Phantom units outstanding for Mr. Landry include 3,848 service based units for 2017. The remainder of the outstanding units held by Mr. Landry represented above are performance based units.

(4)	The phantom units granted on 4/11/2017 have a vest date of 4/11/2020.

Phantom Units Vested
The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2019 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	57,089	$—
Robert V. Deere	33,302	—
Edward T. Flynn	—	—
Richard R. Alexander	23,787	—
Chad A. Landry	9,515	88,147
The phantom unit awards granted to our NEOs in 2016 vested on April 12, 2019. Pursuant to our 2010 LTIP, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested for the service based awards. Those phantom unit awards were paid in cash. As noted previously, due to the distribution reset during 2017, our performance based awards that vested during 2019 had a fair value of $0 upon vesting.

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

Based upon a hypothetical termination date of December 31, 2019, the termination benefits for Messrs. Sims, Deere, Flynn, Alexander and Landry for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2019, the termination benefits for Mr. Alexander for termination without cause (other than as a result of death or disability) or for good reason would have been:

Richard R. Alexander
Severance pursuant to employment agreement	$325,000
Healthcare	30,017
Total	$355,017

If termination occurs due to death or disability, Messrs. Sims, Deere, Flynn, Alexander and Landry would vest in outstanding awards under our 2010 and 2018 LTIP plans. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2019 would result in payments under the 2010 and 2018 LTIP plans of the following amounts upon death or disability:

Grant E. Sims	$4,000,000
Robert V. Deere	1,400,000
Edward T. Flynn	2,100,000
Richard A. Alexander	1,000,000
Chad A. Landry	926,537
Based on a hypothetical simultaneous change of control and termination date of December 31, 2019, the change of control termination benefits for Messrs. Sims, Deere, Flynn, Alexander and Landry would have been as follows:

	Grant E. Sims	Robert V. Deere	Edward T. Flynn	Richard R. Alexander	Chad A. Landry
Severance pursuant to employment agreement	$—	$—	$—	$325,000	$—
Healthcare	—	—	—	30,017	—
Cash payment for vested awards under 2018 LTIP granted in 2019	3,080,000	1,120,000	1,680,000	560,000	630,000
Cash payment for vested awards under 2018 LTIP granted in 2018	2,520,000	840,000	1,260,000	840,000	540,000
Cash payment for vested awards under 2010 LTIP	—	—	—	—	76,537
Total	$5,600,000	$1,960,000	$2,940,000	$1,755,017	$1,246,537
Director Compensation in Fiscal Year 2019
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$82,000	$100,000	$25,797	$207,797
James E. Davison, Jr.	82,000	100,000	25,797	207,797
Sharilyn S. Gasaway	104,500	112,500	29,020	246,020
Kenneth M. Jastrow II	94,500	112,500	29,020	236,020
Conrad P. Albert	92,500	102,500	26,442	221,442
Jack T. Taylor	94,500	102,500	26,442	223,442

(1)	Amounts include annual retainer fees and fees for attending meetings.

(2)
Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.

(3)
Outstanding awards to directors at December 31, 2019 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 12,401 outstanding phantom units, Messrs. Jastrow, Albert, Taylor and Ms. Gasaway hold 13,950, 12,711, 12,711 and 13,950 outstanding phantom units, respectively.

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
We identified the median employee initially as of December 31, 2017 as a part of our 2017 10-K disclosure, and have noted no significant changes to our employee population or employee compensation arrangements for the period ended December 31, 2019 that would result in a significant change in the pay ratio disclosure. As such, we have elected to utilize the same median employee and utilize their 2019 total cash compensation for the year ended December 31, 2019. As of December 31, 2019, the company had 2,184 employees, including 2,170 full-time employees, and 14 part-time and seasonal employees.
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
After identifying the median employee based on total cash compensation, we calculated the annual total compensation for that employee using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO, had 2019 annual total compensation of $737,176, as reflected in the Summary Compensation Table.  Our median employee’s annual total compensation for 2019 was $122,479.  Based on this information, Mr. Sims’ total annual compensation was approximately six times that of our median employee in 2019, or 6:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of February 26, 2020, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	5,000		*	—	—
James E. Davison	3,476,282	(2)	2.8%	9,453	23.6%
James E. Davison, Jr.	5,323,932	(3)	4.3%	13,648	34.1%
Sharilyn S. Gasaway	279,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	12,865		*	—	—
Grant E. Sims	3,000,000	(4)	2.4%	7,087	17.7%
Robert V. Deere	829,987	(5)	*	1,052	2.6%
Edward T. Flynn	59,500		*	—	—
Richard R. Alexander	15,500	(6)	*	—	—
Karen N. Pape	152,131		*	—	—
Kristen O. Jesulaitis	5,000		*	—	—
Ryan S. Sims	16,300		*	—	—
William S. Goloway	2,400		*	—	—
Garland G. Gaspard	1,247		*	—	—
Chad A. Landry	30,000		*	—	—
All directors and executive officers as a group (16 in total)	13,359,589		10.9%	32,321	80.8%

Steven K. Davison	2,040,339	(7)	1.5%	7,676	19.2%
Chickasaw Capital Management, LLC	8,860,054		7.2%	—
Invesco LTD	17,530,812		14.3%	—
ALPS Advisors, Inc.	13,084,546		10.7%	—
Clearbridge Investments, LLC	9,653,010		7.9%	—

*	Less than 1%

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

(4)	Mr. Sims pledged 1,450,000 of these Class A Common Units as collateral for loans from a bank.

(5)	Mr. Deere pledged 249,935 of these Class A Common Units as collateral for a loan from a bank.

(6)	Mr. Alexander pledged 10,000 Class A Common Units as collateral for margin brokerage accounts.

(7)	Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.

Beneficial Ownership of Preferred Units
The following table sets forth certain information as of December 18, 2019, regarding the beneficial ownership of our preferred units. This information is based on data furnished by the persons named.

Name and Address of Beneficial Owner	Preferred Units
	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2) (3)	12,668,389	50.0%
Rodeo Finance Aggregator LLC (4)	12,668,389	50.0%

(1)	The percentage of beneficial ownership is calculated based on 25,336,778 preferred units deemed outstanding as of December 18, 2019.

(2)
Reflects preferred units directly owned by GSO Rodeo Holdings LP. GSO Rodeo Holdings Associates LLC is the general partner of GSO Rodeo Holdings LP. GSO Holdings I L.L.C. is the managing member of GSO Rodeo Holdings Associates LLC. Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings II L.P. The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP, L.L.C. Blackstone Group Management L.L.C. is the sole holder of Class C common stock of The Blackstone Group Inc. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. In addition, Bennett J. Goodman may be deemed to have shared voting power and/or investment power with respect to the securities held by GSO Rodeo Holdings LP. Each of the foregoing (other than GSO Rodeo Holdings LP) disclaims beneficial ownership of the preferred units beneficially owned by GSO Rodeo Holdings LP. The business address for GSO Rodeo Holdings LP is c/o GSO Capital Partners LP, 345 Park Avenue, New York, New York 10154.

(3)
On September 23, 2019, Genesis, through an unrestricted subsidiary, entered into an amended and restated limited liability company agreement and a securities purchase agreement pursuant to which certain funds affiliated with GSO purchased $55,000,000, and committed to purchase, during a three-year commitment period, up to an additional $295,000,000, of preferred interests in Alkali Holdings. Each additional purchase of preferred interests is subject to the satisfaction of customary closing conditions. AlkaliHoldings will use the net proceeds from the sales of preferred interests to fund the expansion of the Granger facility.

(4)
Reflects preferred units directly owned by Rodeo Finance Aggregator LLC. KKR Rodeo Aggregator L.P., as the sole member of Rodeo Finance Aggregator LLC, KKR Rodeo Aggregator GP LLC, as the general partner of KKR Rodeo Aggregator L.P., KKR Global Infrastructure Investors II (Rodeo) L.P., as the sole member of KKR Rodeo Aggregator GP LLC, KKR Associates Infrastructure II AIV L.P., as the general partner of KKR Global Infrastructure Investors II (Rodeo) L.P., KKR Infrastructure II AIV GP LLC, as the general partner of KKR Associates Infrastructure II AIV L.P., KKR Financial Holdings LLC, as the Class B member of KKR Infrastructure II AIV GP LLC, KKR Fund Holdings L.P., as the Class A member of KKR Infrastructure II AIV GP LLC and the sole member of KKR Financial Holdings LLC, KKR Fund Holdings GP Limited, as a general partner of KKR Fund Holdings L.P., KKR Group Holdings Corp., as the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P., KKR & Co. Inc., as the sole shareholder of KKR Group Holdings Corp., KKR Management LLC, as the Class B common stockholder of KKR & Co. Inc., and Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, may be deemed to be the beneficial owners having shared voting and investment power with respect to the preferred units described in this footnote. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2019. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.

Family members of certain of our executive officers and directors may work for us from time to time. In 2019, Mr. Sims (our CEO and a director) had two sons that worked for us- one as senior vice president of finance and corporate development and the other as vice president and general manager of refined products. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our onshore facilities and transportation department in 2019. In the aggregate, these family members received total W-2 compensation of less than $1,100,000.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Ernst & Young for the years ended December 31, 2019 and 2018.

	2019	2018
	(in thousands)
Audit Fees (1)	$2,141	$2,977
All Other Fees (2)	8	8
Total	$2,149	$2,985

(1)
Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.

(2)	Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Ernst & Young in 2019 and 2018 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Ernst & Young in 2019 and 2018, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements and Financial Statement Schedules”.
(a)(2) Financial Statement Schedules.
See “Index to Consolidated Financial Statements and Financial Statement Schedules”.
(a)(3) Exhibits

2.1
Stock Purchase Agreement, dated August 2, 2017, by and among Genesis Energy, L.P., Tronox US Holdings, Inc., Tronox Alkali Corporation and, for the purposes set forth therein, Tronox Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 7, 2017, File No. 001-12295).

3.1
Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 of the Registration Statement on Form S-1 filed on November 15, 1996, File No. 333-11545).

3.2
Amendment to the Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-12295).

3.3
Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

3.4
First Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P., dated September 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

3.5
Second Amendment to Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P., dated December 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 4, 2018, File No. 001-12295).

3.6
Certificate of Conversion of Genesis Energy, Inc., a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 7, 2009, File No. 001-12295).

3.7
Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 7, 2009, File No. 001-12295).

3.8
Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

3.9
Certificate of Incorporation of Genesis Energy Finance Corporation, dated as of November 26, 2006 (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
*	4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
	4.2	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	4.3	Form of Common Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295)
	4.4	Davison Unitholder Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 31, 2007, File No. 001-12295).
4.5
Amendment No. 1 to the Davison Unitholder Rights Agreement dated October 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 19, 2007, File No. 001-12295).

4.6
Amendment No. 2 to the Davison Unitholder Rights Agreement dated December 28, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

4.7	Davison Registration Rights Agreement dated July 25, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 31, 2007, File No. 001-12295).
4.8
Amendment No. 1 to the Davison Registration Rights Agreement, dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 16, 2007, File No. 001-12295).

4.9
Amendment No. 2 to the Davison Registration Rights Agreement, dated December 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2007, File No. 001-12295).

4.10
Amendment No. 3 to the Davison Registration Rights Agreement, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

4.11
Registration Rights Agreement, dated as of December 28, 2010, by and among Genesis Energy, L.P. and the former unitholders of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

4.12
Registration Rights Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

4.13
Indenture, dated May 15, 2014, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2014, File No. 001-12295).

4.14
Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of May 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 15, 2014, File No. 001-12295).

4.15
Second Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of October 15, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

4.16
Third Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 17, 2014, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

4.17
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

4.18
Fifth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

4.19
Sixth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of February 19, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

4.20
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

4.23
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-12295).

4.24
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.25
Twelfth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.26
Thirteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.27
Fourteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 001-12295).

4.28
Fifteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-12295).

4.29
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 21, 2015, File No. 001-12295).

4.30
Supplemental Indenture for the Issuers' 6.000% Senior Notes due 2023, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 21, 2015, File No. 001-12295).

4.31
Second Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of June 26, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.32
Third Supplemental Indenture for 6.000% Senior Notes due 2023, dated as of July 15, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-12295).

4.33
Fourth Supplemental Indenture for 6.75% Senior Notes due 2022, dated as of July 23, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 28, 2015, File No. 001-12295).

4.34
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

4.35
Sixth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-12295).

4.36
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

4.37
Eighth Supplemental Indenture for 6.000% Senior Notes due 2023 and 6.75% Senior Notes due 2022, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.38
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

4.39
Tenth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022 and 6.50% Senior Notes due 2025, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.40
Eleventh Supplemental Indenture for 6.250% Senior Notes Due 2026, dated as of December 11, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 11, 2017, File No. 001-12295).

4.41
Twelfth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022, 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 001-12295).

4.42
Thirteenth Supplemental Indenture for 6.000% Senior Notes due 2023, 6.75% Senior Notes due 2022, 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-12295).

4.43
Fourteenth Supplemental Indenture for 7.750% Senior Notes due 2028, dated as of January 16, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2020, File No. 001-12295).

10.1
Fourth Amended and Restated Credit Agreement, dated as of June 30, 2014, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2014, File No. 001-12295).

10.2
First Amendment to Fourth Amended and Restated Credit Agreement, dated August 25, 2014, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2014, File No. 001-12295).

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement and Joinder Agreement, dated as of July 17, 2015, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-12295).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 17, 2015, among Genesis Energy, L.P. as borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2015, File No. 001-12295).

10.5
Fourth Amendment to Fourth Amended and Restated Credit Agreement and Joinder Agreement dated as of April 27, 2016 among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2016, File No. 001-12295).

10.6
Fifth Amendment to Fourth Amended and Restated Credit Agreement and Second Amendment to Fourth Amended and Restated Guarantee and Collateral Agreement dated as of May 9, 2017 among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2017, File No. 001-12295).

10.7
Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated July 28, 2017, among Genesis Energy, L.P., as borrower, Wells Fargo Bank National Association, as administrative agent, Bank of America, N.A. and Bank of Montreal as co-syndication agents, U.S. Bank National Association as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2017, File No. 001-12295).

10.8
Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 28, 2018, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018, File No. 333-177012).

10.9
Eighth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 11, 2018, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2018, File No. 001-12295).

10.10
Ninth Amendment to Fourth Amended and Restated Credit Agreement, dated as of September 23, 2019, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2019, File No. 001-12295).

10.11
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010, File No. 001-12295).

10.12
Equity Distribution Agreement, dated June 27, 2016, among Genesis Energy, L.P., RBC Capital Markets, LLC, BNP Paribas Securities Corp., Capital One Securities, Inc., Deutsche Bank Securities Inc., DNB Markets, Inc., Fifth Third Securities, Inc., Scotia Capital (USA) Inc. and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 27, 2016, File No. 001-12295).

10.13	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
10.14	+
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

10.16	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Employee Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).

10.17	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
10.18	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
10.19	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
10.20	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)

	10.21
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

	10.22
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	21.1	Subsidiaries of the Registrant.
*	23.1	Consent of Ernst & Young LLP.
*	23.2	Consent of Ernst & Young LLP.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	99.1	Financial Statements of Poseidon Oil Pipeline Company, LLC for the three years ended December 31, 2019 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
*	95	Mine Safety Disclosure Exhibit
*	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	XBRL Schema Document.
*	101.CAL	XBRL Calculation Linkbase Document.
*	101.LAB	XBRL Label Linkbase Document.
*	101.PRE	XBRL Presentation Linkbase Document.
*	101.DEF	XBRL Definition Linkbase Document.
*	104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 27, 2020	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 27, 2020
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2020
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 27, 2020
/s/ JAMES E. DAVISON James E. Davison	Director	February 27, 2020
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 27, 2020
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 27, 2020
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 27, 2020
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 27, 2020

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition -Estimation of variable consideration
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Partnership’s Offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the performance obligation period, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. As of December 31, 2019, the Partnership has recognized $21.9 million and $54.2 million in current and non-current contract assets, respectively, and $2.9 million and $23.2 million in current and non-current contract liabilities, respectively, in the consolidated financial statements.

Auditing the Partnership’s revenue recognition for these contracts is particularly challenging because the estimate of variable consideration for these contracts involves management’s judgments of volumes that customers are expected to produce and transport over the contract term. Changes in this assumption or a contract modification could have a material effect on the amount of variable consideration recognized as revenue.

How We Addressed the Matter in Our Audit
We tested controls that address the risk of material misstatement relating to the estimation of variable consideration and associated contract assets and liabilities. For example, we tested controls over the completeness and accuracy of volumes transported and billings during the year and management’s review of estimated production over the performance obligation period.
To test the Partnership’s estimates of variable consideration, we performed audit procedures that included, among others, evaluating management’s determination of the performance obligations in each arrangement and information used to establish or reassess the estimates including contractual pipeline capacity reserved, historical actual throughput volumes and third party production forecasts. We tested these assumptions by inspecting contracts, testing completeness and accuracy of production volumes and contract billings, and evaluating information obtained by management from customers and whether the information is consistent with publicly available information. We also performed a retrospective analysis of forecasted production volumes by comparing them to the actual volumes transported, and we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership's significant assumptions discussed herein. We also recalculated the Partnership’s revenue recognized for these arrangements and the recorded contract assets and liabilities as of and for the year ended December 31, 2019.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2017.
Houston, Texas
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Genesis Energy, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesis Energy, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Houston, TX
February 27, 2020

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,128	$10,300
Restricted cash	27,277	—
Accounts receivable—trade, net	417,002	323,462
Inventories	65,137	73,531
Other	54,530	35,986
Total current assets	593,074	443,279
FIXED ASSETS, at cost	5,540,596	5,440,858
Less: Accumulated depreciation	(1,246,121)	(1,023,825)
Net fixed assets	4,294,475	4,417,033
MINERALS LEASEHOLDS, net of accumulated depletion	555,825	560,481
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	107,702	116,925
EQUITY INVESTEES	334,523	355,085
INTANGIBLE ASSETS, net of amortization	138,927	162,602
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	177,071	—
OTHER ASSETS, net of amortization	94,085	121,707
TOTAL ASSETS	$6,597,641	$6,479,071
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$218,737	$127,327
Accrued liabilities	196,758	205,507
Total current liabilities	415,495	332,834
SENIOR SECURED CREDIT FACILITY	959,300	970,100
SENIOR UNSECURED NOTES, net of debt issuance costs	2,469,937	2,462,363
DEFERRED TAX LIABILITIES	12,640	12,576
OTHER LONG-TERM LIABILITIES	393,850	259,198
Total liabilities	4,251,222	4,037,071

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 25,336,778 and 24,438,022 issued and outstanding at December 31, 2019 and 2018, respectively	790,115	761,466
Redeemable noncontrolling interests, 130,000 preferred units issued and outstanding at December 31, 2019	125,133	—

COMMITMENTS AND CONTINGENCIES (Note 22)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 122,579,218 units issued and outstanding at December 31, 2019 and 2018, respectively	1,443,320	1,690,799
Accumulated other comprehensive income (loss)	(8,431)	939
Noncontrolling interests	(3,718)	(11,204)
Total partners' capital	1,431,171	1,680,534
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,597,641	$6,479,071
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Offshore pipeline transportation	$318,116	$284,544	$318,239
Sodium minerals and sulfur services	1,105,987	1,174,434	462,622
Marine transportation	235,645	219,937	205,287
Onshore facilities and transportation	821,072	1,233,855	1,042,229
Total revenues	2,480,820	2,912,770	2,028,377
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	637,699	1,037,688	866,458
Onshore facilities and transportation operating costs	77,205	89,042	102,189
Marine transportation operating costs	178,032	172,527	154,606
Sodium minerals and sulfur services operating costs	883,692	912,491	333,918
Offshore pipeline transportation operating costs	58,996	66,668	72,065
General and administrative	52,687	66,898	66,421
Depreciation, depletion and amortization	319,806	313,190	252,480
Impairment expense	—	126,282	—
Gain on sale of assets	—	(42,264)	(40,311)
Total costs and expenses	2,208,117	2,742,522	1,807,826
OPERATING INCOME	272,703	170,248	220,551
Equity in earnings of equity investees	56,484	43,626	51,046
Interest expense	(219,440)	(229,191)	(176,762)
Other income (expense)	(9,026)	5,023	(16,715)
Income (loss) from operations before income taxes	100,721	(10,294)	78,120
Income tax benefit (expense)	(655)	(1,498)	3,959
NET INCOME (LOSS)	100,066	(11,792)	82,079
Net loss (income) attributable to noncontrolling interests	(1,834)	5,717	568
Net income attributable to redeemable noncontrolling interests	(2,233)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$95,999	$(6,075)	$82,647
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,467)	(69,801)	(21,995)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$21,532	$(75,876)	$60,652
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$0.18	$(0.62)	$0.50
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	121,546
`
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$100,066	$(11,792)	$82,079
Other comprehensive income (loss):
Decrease (increase) in benefit plan liability	(9,370)	1,543	(604)
Total Comprehensive income (loss)	90,696	(10,249)	81,475
Comprehensive (income) loss attributable to noncontrolling interests	(1,834)	5,717	568
Comprehensive income attributable to redeemable noncontrolling interests	(2,233)	—	—
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$86,629	$(4,532)	$82,043
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
December 31, 2016	117,979	$2,130,331	$(10,281)	$—	$2,120,050
Net income (loss)	—	82,647	(568)	—	82,079
Cash distributions to partners, net	—	(321,875)	—	—	(321,875)
Cash contributions from noncontrolling interests	—	—	2,770	—	2,770
Issuance of common units for cash, net (Note 12)	4,600	140,513	—	—	140,513
Other comprehensive loss	—	—	—	(604)	(604)
Distributions to preferred unitholders	—	(5,469)	—	—	(5,469)
December 31, 2017	122,579	2,026,147	(8,079)	(604)	2,017,464
Impact of adoption of ASC 606	—	(3,550)	—	—	(3,550)
Partners’ capital, January 1, 2018	122,579	2,022,597	(8,079)	(604)	2,013,914
Net loss	—	(6,075)	(5,717)	—	(11,792)
Cash distributions to partners, net	—	(257,416)	—	—	(257,416)
Cash contributions from noncontrolling interests	—	—	2,592	—	2,592
Other comprehensive income	—	—	—	1,543	1,543
Distributions to preferred unitholders	—	(68,307)	—	—	(68,307)
December 31, 2018	122,579	1,690,799	(11,204)	939	1,680,534
Net income(1)	—	95,999	1,834	—	97,833
Cash distributions to partners, net	—	(269,674)	—	—	(269,674)
Cash contributions from noncontrolling interests	—	—	5,652	—	5,652
Other comprehensive loss	—	—	—	(9,370)	(9,370)
Distributions to preferred unitholders	—	(73,804)	—	—	(73,804)
December 31, 2019	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
(1) Net income includes $74.5 million attributable to our Class A Convertible preferred unitholders accumulated as of December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,066	$(11,792)	$82,079
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	319,806	313,190	252,480
Provision for leased items no longer in use	—	—	12,589
Gain on sale of assets	—	(42,264)	(40,311)
Impairment expense	—	126,282	—
Amortization and write-off of debt issuance costs and premium or discount	10,766	12,165	13,103
Amortization of unearned income and initial direct costs on direct financing leases	(12,247)	(13,035)	(13,747)
Payments received under direct financing leases	20,668	20,668	20,668
Equity in earnings of investments in equity investees	(56,484)	(43,626)	(51,046)
Cash distributions of earnings of equity investees	56,081	42,735	47,316
Non-cash effect of long-term incentive compensation plans	8,496	3,941	(5,775)
Deferred and other tax benefits	65	663	(4,060)
Unrealized (gains) losses on derivative transactions	12,586	(11,795)	10,943
Other, net	(6,418)	(4,941)	(10,839)
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 16)	(71,098)	(2,152)	10,156
Net cash provided by operating activities	382,287	390,039	323,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(163,248)	(195,367)	(250,593)
Cash distributions received from equity investees—return of investment	21,250	28,979	35,582
Investments in equity investees	—	(3,018)	(4,647)
Acquisitions	—	—	(1,325,759)
Contributions in aid of construction costs	—	—	124
Proceeds from asset sales	1,187	310,099	85,722
Net cash used in (provided by) investing activities	(140,811)	140,693	(1,459,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	815,100	980,700	1,458,700
Repayments on senior secured credit facility	(825,900)	(1,109,800)	(1,637,700)
Proceeds from issuance of senior unsecured notes	—	—	1,000,000
Net proceeds from issuance of preferred units (Note 12)	122,900	—	726,419
Repayment of senior unsecured notes	—	(145,170)	(204,830)
Debt issuance costs	—	(242)	(25,913)
Issuance of common units for cash, net	—	—	140,513
Contributions from noncontrolling interests	5,652	2,592	2,770
Distributions to Class A Convertible Preferred unitholders	(43,506)	—	—
Distributions to common unitholders	(269,674)	(257,416)	(321,875)
Other, net	57	(137)	(57)
Net cash provided by (used in) financing activities	(195,371)	(529,473)	1,138,027
Net increase in cash and cash equivalents and restricted cash	46,105	1,259	2,012
Cash and cash equivalents and restricted cash at beginning of period	10,300	9,041	7,029
Cash and cash equivalents and restricted cash at end of period	$56,405	$10,300	$9,041
The accompanying notes are an integral part of these consolidated financial statements.

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry in the Gulf Coast region of the United States and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprise and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, and selling business based on Wyoming (our "Alkali Business"), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation, which includes processing of crude oil and natural gas in the Gulf of Mexico;

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
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2019 and 2018 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2019, 2018 and 2017. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
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

Restricted Cash
Our restricted cash balance represents cash held to be used for purposes of our Granger expansion project, as well as a minimum working capital balance we are required to maintain at our unrestricted subsidiary level under contractual agreement and is classified as current on our Consolidated Balance Sheets (Note 12).
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
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, CO2 pipelines, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within offshore pipeline transportation operating costs in the Consolidated Statements of Operations. See Note 8.

Lease Accounting
We enter into operating lease contracts for the right to utilize certain transportation equipment, facilities and equipment, and office space from third parties. For contracts that extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our Consolidated Balance Sheet. The present value of each lease is based on the future minimum lease payments in accordance with ASC 842 and is determined by discounting these payments using an incremental borrowing rate. From time to time, we enter into agreements in which we are lessors of our property or equipment. For operating leases, revenue is recorded once payment is received. For our direct finance lease we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction and is included in onshore facilities and transportation revenue in the Consolidated Statements of Operations. The pipeline cost is not included in fixed assets. Refer to Note 4 for additional information.
Intangible and Other Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives on a straight line basis. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.
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
Revenue Recognition
We recognize revenue across our operating segments upon the satisfaction of their respective performance obligations. Refer to Note 3 for additional details on what constitutes a performance obligation in each of our businesses.

Cost of Sales and Operating Expenses
Onshore facilities and transportation operating and product costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels, including personnel costs, fuel and maintenance of our or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
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
The most significant operating costs in our sodium minerals and sulfur services segment consist of the costs to operate our trona extraction and soda ash processing facilities, NaHS processing plants located at various refineries, caustic soda used in the process of processing the refiner’s sour gas, and costs to transport the soda ash, other alkali products, NaHS and caustic soda.
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
Pension benefits
We sponsor a defined benefit plan for employees of our Alkali Business. The defined benefit plan is accounted for using actuarial valuations as required by GAAP. We recognize the funded status of the defined pension plan on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income (loss).

Business Acquisitions
For acquired businesses, we apply the acquisition method and generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. See Note 5 for more information regarding our acquisition accounting and recording of acquisition costs.
Recent and Proposed Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The standard requires varying transition methods for the different categories of amendments. We have performed an assessment which consisted of reviewing current and historical information pertaining to our trade accounts receivable and existing contract assets and we anticipate no material impact to our consolidated financial statements as of the adoption date.
We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Refer to Note 3 for further details.
We have adopted guidance under ASC Topic 842, Lease Accounting ("ASC 842"), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients, which among other things, allows us to carry over previous lease conclusions reached under ASC 840. As a result of adopting the new lease standard, we recorded an operating lease right of use asset of approximately $209 million with a corresponding lease liability as of the transition date. Refer to Note 4 for further details.
In August 2016, the FASB issued guidance that addresses how certain cash receipts and payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We have adopted this guidance as of January 1, 2018 using the retrospective transition method to each period presented on the Consolidated Statements of Cash Flows. We reclassified $15.3 million from operating cash flows to investing cash flows for the year ended December 31, 2017.
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

3. Revenue Recognition
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the years ended December 31, 2019 and December 31, 2018, respectively:

	Year Ended December 31, 2019
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$160,431	$—	$318,116	$235,645	$714,192
Product Sales	660,641	1,023,667	—	—	1,684,308
Refinery Services	—	82,320	—	—	82,320
	$821,072	$1,105,987	$318,116	$235,645	$2,480,820

	Year Ended December 31, 2018
	Onshore Facilities & Transportation	Sodium Minerals & Sulfur Services	Offshore Pipeline Transportation	Marine Transportation	Consolidated
Fee-based revenues	$156,266	$—	$284,544	$219,937	$660,747
Product Sales	1,077,589	1,071,634	—	—	2,149,223
Refinery Services	—	102,800	—	—	102,800
	$1,233,855	$1,174,434	$284,544	$219,937	$2,912,770

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

In addition to these offshore pipeline transportation revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, our performance obligation does not change throughout the life of the contract. Therefore revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates will be reassessed at each reporting period as required. Billings to our customers are reflected at the contract rate. The difference between the consideration received from our customers from invoicing compared to the revenue recognized creates a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset.

Onshore Facilities and Transportation
Within our onshore facilities and transportation segment, we provide our customers with pipeline transportation, terminalling services, and rail unloading services, among others, primarily on a per barrel fee basis.

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
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2019 and December 31, 2018:

	Contract Assets	Contract Assets	Contract Liabilities	Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2018	$—	$72,241	$—	$26,271
Balance at December 31, 2019	21,912	54,232	2,896	23,170

During the year ended December 31, 2019, $2.0 million that was previously classified as a contract liability at the beginning of the period was recognized as revenue. No such revenues were recognized for the year ended December 31, 2018. Additionally, no revenues were recognized related to performance obligations satisfied or partially satisfied from a previous period for the years ended December 31, 2019 and December 31, 2018 and we did not have any contract modifications during the period that would affect our contract asset and liability balances. Accounts receivable-trade, net does not include consideration received in kind from our refinery services process.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2019. However, ASC 606 provides the following practical expedients and exemptions that we utilized:

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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation

2020	$75,021	$57,615
2021	58,623	20,269
2022	69,134	4,283
2023	58,540	—
2024	52,812	—
Thereafter	154,899	—
Total	$469,029	$82,167

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
Our lease portfolio consists of operating leases within three major categories:

Leases	Classification	Financial Statement Caption	December 31, 2019	January 1, 2019
Assets
	Transportation Equipment	Right of Use Assets, net	$98,588	$117,727
	Office Space & Equipment	Right of Use Assets, net	11,085	14,194
	Facilities and Equipment	Right of Use Assets, net	67,398	77,008
Total Right of Use Assets, net			$177,071	$208,929
Liabilities
Current		Accrued liabilities	28,406	33,016
Non-Current		Other long-term liabilities	144,910	171,348
Total Lease Liability			$173,316	$204,364

Our Right of Use Assets, net balance above includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease (Note 10). Our lease liability includes our remaining provision for each period presented for our cease-use provision for railcars no longer in use.
We recorded total operating lease expense of $27.2 million, $30.8 million, and $36.9 million for the years ended December 31, 2019, 2018, and 2017. The total operating lease expense is net of our variable railcar mileage credits we receive in our Alkali Business of $24.8 million, $26.2 million, and $8.4 million for the years ended December 31, 2019, 2018, and 2017, for which we only owned our Alkali Business for four months. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The maturities of our operating lease liabilities as of December 31, 2019 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2020	$26,355	$4,119	$9,309	$39,783
2021	20,282	3,163	6,696	30,141
2022	18,022	2,453	5,383	25,858
2023	17,160	678	5,325	23,163
2024	16,355	689	4,801	21,845
Thereafter	27,163	1,723	123,897	152,783
Total Lease Payments	125,337	12,825	155,411	293,573
Less: Interest	(23,428)	(1,619)	(95,210)	(120,257)
Present value of operating lease liabilities	$101,909	$11,206	$60,201	$173,316

The following table presents the weighted average remaining term and discount rate related to our right of use assets:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term	12.53 years
Weighted-average discount rate	7.61%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$44,046
Leased assets obtained in exchange for new operating lease liabilities	198,389

Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
We act as a lessor in our revenue contract associated with the M/T American Phoenix, within our marine transportation segment. The M/T American Phoenix ocean tanker is currently under charter along the Gulf Coast with a large refining customer. We recorded lease revenue of $27.0 million for the year ended December 31, 2019, $27.0 million for the year ended December 31, 2018 and $25.1 million for the year ended December 31, 2017, respectively, which is recorded in marine transportation revenues on the Consolidated Statements of Operations.
Additionally, we act as a lessor on our Free State pipeline system, which is included in the onshore and facilities transportation segment. The Free State pipeline is an 86 mile pipeline in Eastern Mississippi used to transport CO2 that is recovered in the area downstream to several delivery points in and around the Mississippi region. Our Free State pipeline is currently under lease through 2028 to an affiliate of an independent crude oil company. We receive fixed installments through the life of the lease as well as variable consideration that is determined by average daily volumes of throughput. We recorded total revenue of $6.1 million for the year ended December 31, 2019, $6.6 million for the year ended December 31, 2018 and $5.2 million for the year ended December 31, 2017, respectively, which is recorded in onshore facilities and transportation revenues on the Consolidated Statements of Operations.
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

The following table details the fixed lease payments we will receive for our lessor arrangements as of December 31, 2019:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
2020	$20,128	$1,200	$20,668
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
2024	—	1,200	20,668
Thereafter	—	4,100	72,336
Total Lease Receipts	20,128	10,100	175,676
Less: Interest	—	—	(58,680)
Total Net Lease Receipts	$20,128	$10,100	$116,996

The present value of our lease receivables for our direct finance lease includes a current portion of $9.3 million and $8.4 million, which is recorded in other current assets on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively.

5. Acquisitions
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
The allocation of the purchase price, as presented on our Consolidated Balance Sheet, is summarized as follows:

Accounts receivable	$138,258
Inventories	34,929
Other current assets	13,254
Fixed assets	663,217
Mineral leaseholds	566,019
Intangible assets	800
Other assets	3,612
Accounts payable	(44,547)
Accrued Liabilities	(36,884)
Other long-term liabilities	(13,658)
Total Purchase Price	$1,325,000

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

Year Ended December 31
2017
Revenues	$277,011
Net income	42,014

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

Year Ended December 31
2017
Pro forma consolidated financial operating results:
Revenues	$2,549,438
Net Income Attributable to Genesis Energy, L.P.	108,392
Net Income Available to Common Unitholders	42,768
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.50
Pro forma net income per common unit, basic and dilutive	$0.35

As relating to our Alkali Business acquisition, we incurred approximately $12.0 million in acquisition related costs through December 31, 2017, and incurred an additional $2.0 million during the year ended December 31, 2018. Such costs are included as "General and Administrative costs" on our Consolidated Statement of Operations.

6. Receivables
Accounts receivable – trade, net consisted of the following:

	December 31,
	2019	2018
Accounts receivable - trade	$418,064	$330,855
Allowance for doubtful accounts	(1,062)	(7,393)
Accounts receivable - trade, net	$417,002	$323,462

The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	December 31,
	2019	2018	2017
Balance at beginning of period	$7,393	$8,468	$6,505
Charged to costs and expenses, net of recoveries	(5,572)	31	2,001
Amounts written off	(759)	(1,106)	(38)
Balance at end of period	$1,062	$7,393	$8,468

7. Inventories
The major components of inventories were as follows:

	December 31,
	2019	2018
Petroleum products	$2,721	$12,203
Crude oil	5,271	8,379
Caustic soda	5,965	10,372
NaHS	10,845	12,400
Raw materials - Alkali Operations	6,238	5,952
Work-in-process - Alkali Operations	8,579	2,322
Finished goods, net - Alkali Operations	14,168	11,402
Materials and supplies, net - Alkali Operations	11,350	10,490
Other	—	11
Total	$65,137	$73,531

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were not recorded below cost as of December 31, 2019 and were recorded below cost by $1.0 million as of December 31, 2018; therefore we reduced the value of inventory in our Consolidated Financial Statements for this difference in 2018.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

8. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2019	2018
Crude oil pipelines and natural gas pipelines and related assets	$2,891,489	$2,918,285
Alkali facilities, machinery, and equipment	591,547	533,924
Onshore facilities, machinery, and equipment	640,376	639,023
Transportation equipment	19,864	20,102
Marine vessels	979,171	951,597
Land, buildings and improvements	238,451	222,242
Office equipment, furniture and fixtures	22,645	20,505
Construction in progress	115,162	94,025
Other	41,891	41,155
Fixed assets, at cost	5,540,596	5,440,858
Less: Accumulated depreciation	(1,246,121)	(1,023,825)
Net fixed assets	$4,294,475	$4,417,033

Mineral Leaseholds
Our Mineral Leaseholds, relating to our acquired Alkali Business, consist of the following:

	December 31, 2019	December 31, 2018
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(10,194)	(5,538)
Mineral leaseholds, net	$555,825	$560,481

Depreciation expense was $295.6 million, $286.0 million and $226.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Depletion expense was $4.7 million, $4.0 million, and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets, included in our Onshore Facilities and Transportation segment, and received total net proceeds of approximately $300 million. This sale resulted in a gain of $38.9 million recorded in Gains on assets sales in the Consolidated Statements of Operations. Additionally, we recorded an impairment expense of $21.2 million on our remaining non-core midstream assets in the Powder River Basin as the carrying value exceeded the fair value in the current market at December 31, 2018. We divested these assets during the fourth quarter of 2019.
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
A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2017	$198,187
Accretion expense	10,509
Revisions in timing and estimated costs of AROs	44,319
Settlements	(13,150)
December 31, 2018	239,865
Accretion expense	9,402
Revisions in timing and estimated costs of AROs	(20,529)
Settlements	(53,657)
December 31, 2019	$175,081

At December 31, 2019 and December 31, 2018, $26.6 million and $67.5 million are included as current in "Accrued liabilities" on our Consolidated Balance Sheets, respectively. Revisions in timing and estimated costs during 2019 and 2018 are primarily attributable to the accelerated timing and revised costs associated with the abandonment of certain of our non-core offshore gas assets in the Gulf of Mexico. The remainder of the ARO liability at each period is included in "Other long-term liabilities" on our Consolidated Balance Sheet.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2020	$8,860
2021	$8,939
2022	$9,417
2023	$10,081
2024	$10,792

Certain of our unconsolidated affiliates have AROs recorded at December 31, 2019 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
9. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2019 and 2018, the unamortized differences in carrying value totaled $350.9 million and $366.4 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2019	2018	2017
Genesis’ share of operating earnings	$71,975	$59,255	$66,814
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,491)	(15,629)	(15,768)
Net equity in earnings	$56,484	$43,626	$51,046
Distributions received	$77,331	$71,714	$82,898

The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2019	2018
BALANCE SHEET DATA:
Assets
Current assets	$44,129	$34,005
Fixed assets, net	321,752	346,864
Other assets	16,739	15,469
Total assets	$382,620	$396,338
Liabilities and equity
Current liabilities	$20,081	$18,897
Other liabilities	252,331	250,742
Equity	110,208	126,699
Total liabilities and equity	$382,620	$396,338

	Year Ended December 31,
	2019	2018	2017
INCOME STATEMENT DATA:
Revenues	$209,674	$180,056	$191,078
Operating Income	$155,920	$129,160	$139,604
Net Income	$139,436	$115,669	$134,479

Poseidon's revolving credit facility
Borrowings under Poseidon’s revolving credit facilities, which was amended and restated in March 2019, are primarily used to fund spending on capital projects. The March 2019 credit facility is non-recourse to Poseidon’s owners and secured by its assets. The March 2019 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these consolidated financial statements.

10. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2019 and 2018:

		December 31, 2019			December 31, 2018
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Intangible associated with lease (1)	15	—	—	—	13,260	5,407	7,853
Marine contract intangibles	5	27,800	23,033	4,767	27,800	17,593	10,207
Offshore pipeline contract intangibles	19	158,101	36,752	121,349	158,101	28,431	129,670
Other	9	34,291	21,480	12,811	31,747	16,875	14,872
Total		$220,192	$81,265	$138,927	$230,908	$68,306	$162,602

(1) Intangible assets associated with a lease in our onshore facilities & transportation segment are now classified as part of our Right or Use Assets, net as part of our adoption of ASC 842 as of January 1, 2019 (Note 4).
The marine contract intangible primarily relates to the contracts we assumed in the purchase of the M/T American Phoenix in November 2014.

The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $18.7 million, $21.8 million and $23.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2020	2021	2022	2023	2024
Marine contract intangibles	4,538	37	35	34	33
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	2,453	2,168	2,010	1,621	1,421
Total	$15,312	$10,526	$10,366	$9,976	$9,775

Goodwill
The carrying amount of goodwill in our sodium minerals and sulfur services segment was $301.9 million in December 31, 2019 and 2018. During 2018, we recognized a goodwill impairment loss of $23.1 million related to our onshore facilities and transportation segment during the period. The goodwill impairment was specifically related to our supply and logistics reporting unit, that primarily includes our legacy crude oil and refined products marketing and trucking businesses. Due to our efforts to rightsize these businesses, along with the volatility of crude oil prices and the impact this volatility has on the availability of crude oil and heavy refined products for us to market, the fair value of the reporting unit was determined to be lower than the carrying value of the reporting unit, including goodwill. The fair value was derived using a discounted cash flow present value technique.
Other Assets
Other assets consisted of the following:

	December 31,
	2019	2018
CO2 volumetric production payments, net of amortization	$—	$890
Deferred marine charges, net (1)	24,098	28,175
Contract assets (2)	54,232	72,241
Other deferred costs	15,755	20,401
Other assets, net of amortization	$94,085	$121,707

(1)	See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)

(2)	See Revenue Recognition (Note 3) for discussion on the circumstances that result in the recognition of contract assets.
The CO2 assets were being amortized on a units-of-production method and became fully amortized as of December 31, 2019.

11. Debt
At December 31, 2019 and 2018, our obligations under debt arrangements consisted of the following:

	December 31, 2019			December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$959,300	$—	$959,300	$970,100	$—	$970,100
6.750% senior unsecured notes	750,000	9,349	740,651	750,000	12,763	737,237
6.000% senior unsecured notes	400,000	3,557	396,443	400,000	4,624	395,376
5.625% senior unsecured notes	350,000	3,923	346,077	350,000	4,820	345,180
6.500% senior unsecured notes	550,000	7,020	542,980	550,000	8,241	541,759
6.250% senior unsecured notes	450,000	$6,214	443,786	450,000	7,189	442,811
Total long-term debt	$3,459,300	$30,063	$3,429,237	$3,470,100	$37,637	$3,432,463

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Consolidated Balance Sheet) were $7.6 million and $10.8 million as of December 31, 2019 and December 31, 2018, respectively.

Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2019, the applicable margins on our borrowings were 1.50% for alternate base rate borrowings and 2.50% for Eurodollar rate borrowings.

•
Letter of credit fees range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2019, our letter of credit rate was 2.50%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2019).

•
Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

Our credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit facility, we are required to meet three primary financial metrics—a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material acquisitions. In general, our leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to EBITDA (as defined and adjusted in accordance with the credit facility) and cannot exceed 5.50 to 1.00 as of December 31, 2019. Our senior secured leverage ratio excludes outstanding debt under senior unsecured notes and cannot exceed 3.75 to 1.00. Our interest coverage ratio calculation compares EBITDA (as defined and adjusted in accordance with the credit facility) to interest expense and must be greater than 3.00 to 1.00 (2.75 to 1.00 during an acquisition period).
At December 31, 2019, we had $959.3 million borrowed under our credit facility, with $4.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at December 31, 2019. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. The total amount available for borrowings under our credit facility at December 31, 2019 was $739.6 million, subject to compliance with covenants. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.

Senior Unsecured Notes
On February 8, 2013 , we issued $350 million of aggregate principal amount of 5.75% senior unsecured notes due February 15, 2021 (the "2021 Notes"). On December 11, 2017, $204.8 million of these notes were validly tendered and repaid upon the issuance of our $450 million unsecured notes issued on December 11, 2017 as discussed below. A total loss of approximately $6.2 million for the tender is recorded to "Other income/(expense), net" in our Consolidated Statements of Operations as of December 31, 2017. On February 15, 2018, we redeemed our remaining 2021 Notes in full at a redemption price of 101.438% of the principal amount, plus accrued and unpaid interest up to, but not including, the redemption date. We incurred a total loss of approximately $3.3 million relating to the extinguishment of those notes (including the write-off of the related unamortized debt issuance costs), which loss is recorded as "Other income/(expense), net" in our Consolidated Statements of Operations for the year ended December 31, 2018.

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

	2022 Notes(1)	2023 Notes	2024 Notes	2025 Notes	2026 Notes
Redemption right beginning on	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	August 1, 2018	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021

(1) Refer to Note 26  for discussion surrounding our tender and redemption of our 2022 Notes, along with the issuance of our 2028 Notes during the first quarter of 2020.
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
Covenants and Compliance
Our credit agreement and the indentures governing the senior notes contain cross-default provisions. Our credit documents prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, those agreements contain various covenants limiting our ability to, among other things:

•	incur indebtedness if certain financial ratios are not maintained;

•	grant liens;

•	engage in sale-leaseback transactions; and

•	sell substantially all of our assets or enter into a merger or consolidation.
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2019, we were in compliance with the financial covenants contained in our credit facility and indentures.
12. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2019, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At December 31, 2019, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
Distributions
Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to unitholders of record. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:

•	less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:

•	provide for the proper conduct of our business;

•	comply with applicable law, any of our debt instruments, or other agreements; or

•	provide funds for distributions to our common and preferred unitholders for any one or more of the next four quarters;

•
plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

We paid common unitholders distributions in 2020, 2019 and 2018 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2017
4th Quarter	February 14, 2018	$0.5100	$62,515
2018
1st Quarter	May 15, 2018	$0.5200	$63,741
2nd Quarter	August 14, 2018	$0.5300	$64,967
3rd Quarter	November 14, 2018	$0.5400	$66,193
4th Quarter	February 14, 2019	$0.5500	$67,419
2019
1st Quarter	May 15, 2019	$0.5500	$67,419
2nd Quarter	August 14, 2019	$0.5500	$67,419
3rd Quarter	November 14, 2019	$0.5500	$67,419
4th Quarter	February 14, 2020	$0.5500	$67,419

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
The new common units issued in 2017 to the public for cash were as follows:

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
Each of our preferred units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we had the option to pay to the holders of our preferred units the applicable distribution amount in cash, preferred units, or any combination thereof. If we elected to pay all or any portion of a quarterly distribution amount in preferred units, the number of such preferred units would equal the product of (i) the number of then outstanding preferred units and (ii) the quarterly rate. We elected to pay all distributions from inception through March 1, 2019 with additional preferred units. For the quarter ended March 31, 2019, we paid a portion of our distribution in cash, and a portion in preferred units. For each quarter ending after March 1, 2019, we paid all distribution amounts in respect of our preferred units in cash.
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
As discussed above, a portion of the net proceeds were allocated to the Preferred Distribution Rate Reset Election and recorded in Other long term liabilities on the Consolidated Balance Sheet as described below (as of the inception date):

September 1, 2017
Transaction price, gross	$750,000
Transaction cost to other third parties	(23,581)
Transaction price, net	726,419

Allocation of Net Transaction Price
Preferred Units, net	691,969
Preferred Distribution Rate Reset Election (Note 19)	34,450
$726,419

Preferred unit distributions are recognized on the date in which they are declared. Paid in kind distributions were declared and issued as follows:

Distribution Declared	Date Issued	Number of Units	Total Amount
2017
November 2017	November 14, 2018	162,234	$5,469
2018
January 2018	February 14, 2018	490,252	$16,526
April 2018	May 15, 2018	500,967	$16,888
July 2018	August 14, 2018	511,934	$17,257
October 2018	November 14, 2018	523,132	$17,635
2019
January 2019	February 14, 2019	534,576	$18,021
April 2019	May 15, 2019	364,180	$12,277

We paid the following cash distributions to our preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019	$0.2458	$6,138
2nd Quarter	August 14, 2019	$0.7374	$18,684
3rd Quarter	November 14, 2019	$0.7374	$18,684
4th Quarter	February 14, 2020	$0.7374	$18,684

The following table shows the change in our Class A Convertible Preferred Units from initial measurement at September 1, 2017 to December 31, 2019:

	Class A Convertible Preferred Units
	Units	$
December 31, 2016	—	$—
Issuance of Preferred Units, net	22,249,494	726,419
Allocation to Preferred Distribution Rate Reset Election (Note 19)	—	(34,450)
Distributions paid-in-kind	162,234	5,469
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 19)	—	(287)
Balance as of December 31, 2017	22,411,728	$697,151
Distributions paid-in-kind	2,026,294	68,306
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 19)	—	(3,991)
Balance as of December 31, 2018	24,438,022	$761,466
Distributions paid-in-kind	898,756	30,298
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 19)	—	(1,649)
Balance as of December 31, 2019	25,336,778	$790,115
Net income (loss) attributable to common unitholders is reduced by Preferred Unit distributions that accumulated during the period. During 2019, net income attributable to common unitholders was reduced by $74.5 million as a result of distributions that accumulated during the period.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively, the “Sponsor”) purchased $55,000,000 and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 (the “Preferred Commitment”) of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. As of December 31, 2019, we received cash of $122.9 million for the $130 million of preferred units issued to date net of issuance costs, which was inclusive of our transaction related expenses and one-time commitment fee.
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
See Note 25 for additional information regarding our non-guarantor subsidiaries.
Accounting for Redeemable Noncontrolling Interests
Classification
The preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Consolidated Balance Sheet due to the redemption features for a change of control.
Initial and Subsequent Measurement
We recorded the preferred units at their issuance date fair value, net of issuance costs. The fair value as of December 31, 2019 represents the carrying amount based on the issued and outstanding preferred units most probable redemption event on the six year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value. Net Income Attributable to Genesis Energy, L.P. for the year ended December 31, 2019 includes $2.3 million of adjustments, of which $1.8 million was allocated to the distribution paid in-kind on the outstanding preferred units and $0.5 million was attributable to redemption accretion value adjustments from the closing date to December 31, 2019. We elected to pay distributions for the period ending September 30, 2019 and December 31, 2019 in-kind to our preferred unitholders. These in-kind distributions increase the unitholders liquidation preference on each preferred unit.
As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the preferred units.
If the preferred units were redeemed on the reporting date of December 31, 2019, the redemption amount would be equal to $192.5 million, which would be the multiple of invested capital metric applied to the preferred units outstanding plus the make-whole amount on the undrawn minimum preferred units.

The following table shows the change in our redeemable noncontrolling interests from initial measurement at September 23, 2019 to December 31, 2019:

Year Ended December 31
2019
Issuance of Preferred Units	$55,000
Issuance costs	(5,600)
Balance as of September 23, 2019	49,400
Issuance of preferred units, net of issuance costs	73,500
Distribution paid-in-kind	1,778
Redemption accretion	455
Balance as of December 31, 2019	$125,133

13. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing Net Income Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred units is calculated using the if-converted method. Under the if-converted method, the Class A Preferred units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2019, 2018, and 2017, the effect of the assumed conversion of our Class A convertible preferred units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Year Ended December 31
	2019	2018	2017
Net Income (Loss) Attributable to Genesis Energy L.P.	$95,999	$(6,075)	$82,647
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,467)	(69,801)	(21,995)
Net Income (Loss) Available to Common Unitholders	$21,532	$(75,876)	$60,652

Weighted Average Outstanding Units	122,579	122,579	121,546

Basic and Diluted Net Income (Loss) per Common Unit	$0.18	$(0.62)	$0.50

14. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:

•	Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;

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
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation, depletion, and amortization), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under direct financing leases.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2019
Segment Margin (a)	$320,023	$223,908	$111,412	$57,919	$713,262
Capital expenditures (b)	$17,809	$107,837	$6,576	$40,820	$173,042
Revenues:
External customers	$318,116	$1,113,623	$824,148	$224,933	$2,480,820
Intersegment (c)	—	(7,636)	(3,076)	10,712	$—
Total revenues of reportable segments	$318,116	$1,105,987	$821,072	$235,645	$2,480,820
Year Ended December 31, 2018
Segment Margin (a)	$285,014	$260,488	$119,918	$47,338	$712,758
Capital expenditures (b)	$4,703	$74,712	$51,110	$30,868	$161,393
Revenues:
External customers	$284,544	$1,181,578	$1,240,382	$206,266	$2,912,770
Intersegment (c)	—	(7,144)	(6,527)	13,671	$—
Total revenues of reportable segments	$284,544	$1,174,434	$1,233,855	$219,937	$2,912,770
Year Ended December 31, 2017
Segment Margin (a)	$317,540	$130,333	$96,376	$50,294	$594,543
Capital expenditures (b)	$8,815	$1,354,469	$149,123	$68,414	$1,580,821
Revenues:
External customers	$319,455	$470,789	$1,044,083	$194,050	$2,028,377
Intersegment (c)	(1,216)	(8,167)	(1,854)	11,237	$—
Total revenues of reportable segments	$318,239	$462,622	$1,042,229	$205,287	$2,028,377
Total assets by reportable segment were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Offshore pipeline transportation	$2,306,946	$2,359,013	$2,486,803
Sodium minerals and sulfur services	2,019,905	1,844,845	1,848,188
Onshore facilities and transportation	1,457,190	1,431,910	1,927,976
Marine transportation	772,383	800,243	824,777
Other assets	41,217	43,060	49,737
Total consolidated assets	$6,597,641	$6,479,071	$7,137,481

(a)	A reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P. for each year is presented below.
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
(c) Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Year Ended December 31
	2019	2018	2017
Total Segment Margin	$713,262	$712,758	$594,543
Corporate general and administrative expenses	(52,755)	(64,683)	(60,029)
Depreciation, depletion, amortization and accretion	(308,115)	(317,186)	(262,021)
Interest expense	(219,440)	(229,191)	(176,762)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(20,847)	(28,088)	(31,852)
Non-cash items not included in Segment Margin	(14,642)	9,698	(14,305)
Cash payments from direct financing leases in excess of earnings	(8,421)	(7,633)	(6,921)
Loss on extinguishment of debt	—	(3,339)	(6,242)
Differences in timing of cash receipts for certain contractual arrangements (2)	8,478	6,629	17,540
Gain on sales of assets	—	42,264	40,311
Other, net	—	—	(2,985)
Non-cash provision for leased items no longer in use	1,367	476	(12,589)
Income tax (expense) benefit	(655)	(1,498)	3,959
Redeemable noncontrolling interest redemption value adjustments(3)	(2,233)	—	—
Impairment expense	—	(126,282)	—
Net income (loss) attributable to Genesis Energy, L.P.	$95,999	$(6,075)	$82,647

(1)	Includes distributions attributable to the period and received during or promptly following such period.

(2)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

(3)	Includes distributions paid in kind attributable to the period and accretion on the redemption feature.

15. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$1,233	$2,820
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	12,669	12,557	12,357
Revenues from product sales to ANSAC	367,133	373,606	124,536

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	975	994	986
Charges for services from ANSAC	4,446	5,284	2,242

(1)	We owned a 50% interest in Sandhill Group, LLC which was sold in the third quarter of 2018.

(2)	We own a 64% interest in Poseidon Oil Pipeline Company, LLC.
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2019, 2018 and 2017 reflect $8.9 million, $8.6 million and $8.4 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2019, and 2018, Poseidon Oil Pipeline Company, LLC owed us $2.4 million for services rendered.
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
ANSAC is considered a variable interest entity (VIE) as we do experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of December 31, 2019, such amount is not estimable.
Net sales to ANSAC were $367.1 million, $373.6 million and $124.5 million for the years ended December 31, 2019, 2018 and 2017. The costs charged to us by ANSAC, included in operating costs, were $4.4 million, $5.3 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017. The 2017 period includes net sales and costs from September 1, 2017 (our acquisition date) to December 31, 2017.

As of December 31, 2019 and 2018, our receivables from and payables to ANSAC were:

	December 31	December 31
	2019	2018
Receivables:
ANSAC	$68,075	$60,594
Payables:
ANSAC	$2,103	$815

16. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2019	2018	2017
(Increase) decrease in:
Accounts receivable	$(80,126)	$130,573	$(140,948)
Inventories	7,659	20,963	49,055
Deferred charges	4,093	(5,826)	(3,622)
Other current assets	(4,874)	9,337	(410)
Increase (decrease) in:
Accounts payable	81,915	(130,991)	97,569
Accrued liabilities	(79,765)	(26,208)	8,512
Net changes in components of operating assets and liabilities	$(71,098)	$(2,152)	$10,156

Payments of interest and commitment fees were $212.4 million, $228.3 million and $168.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. We capitalized interest of $3.7 million, $3.4 million and $15.0 million during the years ended December 31, 2019, 2018 and 2017.
During the years ended December 31, 2019, 2018 and 2017, we paid taxes of $0.8 million, $0.2 million and $1.0 million.
At December 31, 2019, 2018 and 2017, we had incurred liabilities for fixed and intangible asset additions totaling $22.6 million, $9.4 million and $39.7 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

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
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 Plan is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2019 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
During 2019, we granted 29,606 phantom units with tandem DERs at a weighted average grant fair value of $21.28 per unit. During 2018, we granted 28,484 phantom units with tandem DERs at a weighted average grant date fair value of $22.12 per unit. During 2017, we granted 297,214 phantom units with tandem DERs at a weighted average grant date fair value of $32.37 per unit. The phantom units granted during 2019 and 2018 were made only to directors. Awards to management and other key employees during 2019 and 2018 were made under the 2018 LTIP plan, and were non-equity based awards. The phantom units granted during 2017 were both service-based and performance-based awards. The service-based awards vest on the third anniversary of the date of grant. Performance-based phantom unit awards granted in 2017 will vest on the third anniversary of issuance, in an amount ranging from 0% to 150% of the targeted number of phantom units, if certain quarterly cash distribution per common unit targets are achieved in the fourth quarter of 2020. If the quarterly cash distribution per common unit is below the threshold target, all of the performance-based phantom units granted will be forfeited.

A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2018	195,939	$30.40	$5,958	378,006	$31.09	$11,754
Granted	29,606	$21.28	630	—	$—	—
Forfeited	(1,098)	$32.43	(36)	(1,653)	$32.43	(54)
Settled	(76,370)	$31.79	(2,428)	(213,582)	$30.37	(6,486)
Unvested at December 31, 2019	148,077	$27.85	$4,124	162,771	$32.02	$5,214

At December 31, 2019, we estimated the unrecognized compensation cost of our phantom awards to be approximately $0.2 million to be recognized over a weighted average period of approximately 0.3 years. We recorded a charge of $1.8 million and $2.1 million to compensation expense for the years ended December 31, 2019 and 2018, respectively. Our liability for these awards totaled $2.8 million and $3.3 million at December 31, 2019 and 2018, respectively.

Equity-Based Compensation Plan Expense
Equity-based compensation expense during the three years ended December 31, 2019 was as follows:

	Expense Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2019	2018	2017
Onshore facilities and transportation operating costs	$250	$140	$(1,137)
Marine transportation operating costs	173	183	(483)
Sodium minerals and sulfur services operating costs	140	112	(533)
Offshore pipeline operating costs	269	297	(152)
General and administrative expenses	1,087	1,239	(2,272)
Total	$1,919	$1,971	$(4,577)

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
In 2019 and 2018 our largest customer was ANSAC, which accounted for 15% and 13% of total consolidated revenues, respectively. As discussed in Note 15, we are a member of ANSAC, an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.
During 2019, 2018 and 2017, Shell Oil Company was one of our largest customers, which accounted for 8%, 11% and 13% of total revenues, respectively. The revenues from Shell Oil Company in all years relate primarily to our onshore facilities and transportation operations.

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
Additionally, we utilize swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of the derivative contracts as increases or decreases in our operating costs.
At December 31, 2019, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	19	—
Weighted average contract price per bbl	$58.57	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	79	80
Weighted average contract price per bbl	$60.25	$60.25
Natural gas swaps:
Contract volumes (10,000 MMBTU)	503	—
Weighted average price differential per MMBTU	$0.38	—
Natural gas futures:
Contract volumes (10,000 MMBTU)	92	576
Weighted average contract price per MMBTU	$2.27	$2.60
Crude oil options:
Contract volumes (1,000 bbls)	40	18
Weighted average premium received/paid	$1.03	$0.66

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories
Excess, if any, over effective portion of hedge is recorded in Onshore facilities and transportation costs - product costs
Effective portion is offset in cost of sales against change in value of inventory being hedged

Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures, forward contracts, swaps and call options	Volatility in crude oil, natural gas and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Onshore facilities and transportation costs - product costs and Sodium minerals and sulfur services - operating costs
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Preferred Units	Derivative is recorded in Other long-term liabilities	Entire amount of change in fair value of derivative is recorded in Other income (expense)

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

The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2019 and 2018:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2019	December 31, 2018
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$207	$3,431
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(207)	(1,361)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$2,070
Natural Gas Swap (undesignated hedge)	Current Assets - Other	1,382	1,274
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$4	$469
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(4)	(44)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$425
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other Long-Term Liabilities (2)	$(51,515)	$(40,840)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	—	(125)
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,079)	$(1,361)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	1,064	1,361
Net amount of liabilities presented in the Consolidated Balance Sheets		$(1,015)	$—
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(50)	$(44)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	50	44
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.

(2)	Refer to Note 12 and Note 20 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2019, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $0.8 million increased by $0.1 million of variation margin).  As of December 31, 2018, we had a net broker receivable of approximately $2.2 million (consisting of initial margin of $3.1 million decreased by $0.9 million of variation margin).  At December 31, 2019 and December 31, 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our preferred units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of the preferred units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Income (Expense) in our Consolidated Statement of Operations. At December 31, 2019, the fair value of this embedded derivative was a liability of $51.5 million. See Note 12 for additional information regarding our Class A convertible preferred units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31
	Consolidated Statements of Operations Location	2019	2018	2017
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(786)	$(544)	$5,116
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(7,790)	3,914	(1,314)
Total commodity derivatives		$(8,576)	$3,370	$3,802

Natural Gas Swaps	Sodium minerals and sulfur services operating costs	1,941	$1,906	$—

Preferred Distribution Rate Reset Election (Note 20)	Other Income (Expense)	$(9,026)	$8,360	$(10,472)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$211	$1,382	$—	$3,900	$1,274	$—
Liabilities	$(2,129)	$—	$—	$(1,405)	$(125)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(51,515)	$—	$—	$(40,840)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2017	$(45,209)
Net gain for the period including earnings	8,360
Allocation of Distribution Paid-in-kind	(3,991)
Balance as of December 31, 2018	(40,840)
Net loss for the period included in earnings	(9,026)
Allocation of Distribution Paid-in-kind	(1,649)
Balance as of December 31, 2019	$(51,515)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2019.
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
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2019 our senior unsecured notes had a carrying value and fair value of $2.5 billion, compared to $2.5 billion and $2.3 billion, respectively at December 31, 2018. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

21. Employee Benefit Plans
We sponsor a defined benefit pension plan for employees of our Alkali Business. We account for the Alkali Business pension plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheet. Under the Alkali Business pension plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant's years of service. During 2019, we completed collective bargaining negotiations with our union employees. As a result, the pension plan was amended to increase the future benefit rate and pension supplement amounts.
The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheet are as follows:

	December 31,
	2019	2018
Change in benefit obligation:
Benefit Obligation, beginning of year	$24,511	$22,530
Service Cost	4,351	5,153
Interest Cost	1,340	862
Plan Amendment	6,569	—
Actuarial (Gain) Loss	5,981	(3,816)
Benefits Paid	(461)	(218)
Benefit Obligation, end of year	42,291	24,511

Change in plan assets:
Fair Value of Plan Assets, beginning of year	15,716	13,306
Actual Return (loss) on Plan Assets	4,025	(1,300)
Employer Contributions	4,771	3,928
Benefits Paid	(461)	(218)
Fair Value of Plan assets, end of year	24,051	15,716
Funded Status at end of period	$(18,240)	$(8,795)
Amounts recognized in the Consolidated Balance Sheet:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(18,240)	(8,795)
Net Liability at end of year	$(18,240)	$(8,795)

Amounts recognized in accumulated other comprehensive income (loss):
Prior Service Cost	6,163	—
Net actuarial (gain) loss	2,268	(939)
Amounts recognized in accumulated other comprehensive income ( loss:)	$8,431	$(939)

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2020 Contributions by Employer	$5,850
Future Expected Benefit Payments
2020	$824
2021	1,112
2022	1,343
2023	1,537
2024	1,714
2025-2029	11,250

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2019	2018	2017
Service Cost	$4,351	$5,153	$1,749
Interest Cost	1,340	862	267
Expected Return on Assets	(1,252)	(973)	(259)
Amortization of Prior Service Cost	406	—	—
Total Net Periodic Benefit Costs (1)	$4,845	$5,042	$1,757

(1) On September 1, 2017, we acquired our Alkali Business including the Company's defined benefit plan. The 2017 Net Periodic Benefit Cost represents the period of the year subsequent to our purchase of the Alkali Business resulting in a lower annual cost compared to 2019 and 2018, respectively.
Significant Assumptions-     Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.
The long-term rate of return estimation for the Alkali Business pension plan is based on a capital asset pricing model using historical data and a forecasted earnings model. An expected return on plan assets analysis is performed which incorporates the current portfolio allocation, historical asset-class returns and an assessment of expected future performance using asset-class risk factors.
The Alkali Business pension plan is administered by a Board-appointed committee that has fiduciary responsibility for the plan's management. The committee is responsible for the oversight and management of the plan's investments. The committee maintains an investment policy that provides guidelines for selection and retention of investment managers or funds, allocation of plan assets and performance review procedures and updating of the policy. The objective of the committee's investment policy is to manage the plan assets in such a way that will allow for the on-going payment of the Company's obligation to the beneficiaries.

Weighted average assumptions used to determine benefit obligation:	December 31, 2019	December 31, 2018
Discount Rate	3.56%	4.62%
Expected Long-term Rate of Return	6.06%	6.41%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 4.62%.

Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, mitigating risk, and considering expected cash flows. Pension plan asset allocations at December 31, 2019 by asset category are as follows:

December 31, 2019
	Target %	Actual %
Equity securities	41-60%	55%
Fixed income securities and other	40-60%	45%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2019				2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	1,311	—	—	$1,311	506	—	—	$506
Equity securities	13,192	—	—	$13,192	8,038	—	—	$8,038
Mutual and other exchange traded funds	9,548	—	—	$9,548	7,172	—	—	$7,172
	24,051	—	—	$24,051	15,716	—	—	$15,716

22. Commitments and Contingencies
Commitments and Guarantees
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

Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	591	810	100
Total current income tax expense	$591	$810	$100
Deferred:
Federal	$930	$114	$(5,530)
State	(866)	574	1,471
Total deferred income tax expense (benefit)	$64	$688	$(4,059)
Total income tax expense (benefit)	$655	$1,498	$(3,959)

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$12,557	$11,057
Other	927	434
Total long-term deferred tax asset	13,484	11,491
Valuation allowances	(2,172)	(1,758)
Total deferred tax assets	$11,312	$9,733
Deferred tax liabilities:
Long-term:
Fixed assets	$(1,958)	$(2,893)
Intangible assets	(20,730)	(18,209)
Other	(1,264)	(1,207)
Total long-term liability	(23,952)	(22,309)
Total deferred tax liabilities	$(23,952)	$(22,309)
Total net deferred tax liability	$(12,640)	$(12,576)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Income (loss) from operations before income taxes	$100,721	$(10,294)	$78,120
Partnership income not subject to federal income tax	(99,832)	10,824	(77,704)
Income subject to federal income taxes	$889	$530	$416
Tax expense at federal statutory rate	$187	$111	$146
State income taxes, net of federal tax	729	1,285	1,396
Return to provision, federal and state	(219)	(128)	(163)
Other	(42)	230	(68)
Re-measurement of deferred taxes due to enacted tax rate change	—	—	(5,270)
Income tax expense (benefit)	$655	$1,498	$(3,959)
Effective tax rate on income from operations before income taxes	1%	(15)%	(5)%

At December 31, 2019, 2018 and 2017, we had no uncertain tax positions.
24. Quarterly Financial Data (Unaudited)
The table below summarizes our unaudited quarterly financial data for 2019 and 2018.

	2019 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$620,009	$634,785	$621,697	$604,329
Operating income	$62,029	$86,948	$52,787	$70,939
Net income	$15,947	$41,652	$17,807	$24,660
Net loss (income) attributable to noncontrolling interest	$7	$(1,532)	$22	$(331)
Net income attributable to redeemable noncontrolling interest	$—	$—	$(272)	$(1,961)
Net income attributable to Genesis Energy, L.P.	$15,954	$40,120	$17,557	$22,368
Basic and diluted net income (loss) per common unit:
Net income (loss) per common unit	$(0.02)	$0.17	$(0.01)	$0.03

Cash distributions per common unit (1)	$0.5500	$0.5500	$0.5500	$0.5500
	2018 Quarters
	First	Second	Third	Fourth
Revenues from continuing operations	$725,808	$752,388	$745,278	$689,296
Operating income	$59,081	$60,900	$46,148	$4,119
Net income (loss)	$7,898	$10,871	$(1,634)	$(28,927)
Net loss attributable to noncontrolling interest	$136	$126	$1,311	$4,144
Net income (loss) attributable to Genesis Energy, L.P.	$8,034	$10,997	$(323)	$(24,783)
Basic and diluted net loss per common unit:
Net loss per common unit	$(0.07)	$(0.05)	$(0.15)	$(0.35)

Cash distributions per common unit (1)	$0.5200	$0.5300	$0.5400	$0.5500

(1)	Represents cash distributions declared and paid in the applicable period.

25. Condensed Consolidating Financial Information
Our $2.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries, except the subsidiaries that hold our Alkali Business, Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC and certain other minor subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a guarantor subsidiary. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the Partnership's debts, and the liabilities of our unrestricted subsidiaries do not constitute obligations of the Partnership except, in the case of the Alkali Business, to the extent agreed to in the services agreement between the Partnership and Alkali Holdings dated as of September 23, 2019. Genesis Energy Finance Corporation has no independent assets or operations. See Note 11 for additional information regarding our consolidated debt obligations.
On September 23, 2019, the Company announced the expansion of its Granger facility which included designating the Alkali Business as unrestricted subsidiaries of the Company under our indentures. Following such designation, the Alkali Business no longer guarantees our notes. The Alkali Business was historically presented as guarantor subsidiaries in footnote 18 and because of such designation will now be presented as non-guarantor subsidiaries. The changes made did not impact the Company's previously reported consolidated net operating results, financial position, or cash flows.
The condensed consolidating balance sheet as of December 31, 2018 and the condensed consolidating statements of operations and cash flows for the year ended December 31, 2018 and 2017 have been retrospectively adjusted to reflect these updates to our non-guarantor subsidiaries as though the Alkali Business had been presented as non-guarantor subsidiaries in all periods presented (consistent with our 8-K filed with the SEC on December 19, 2019).
The following is condensed consolidating financial information for Genesis Energy, L.P., the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Balance Sheet
December 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$7,269	$21,853	$—	$29,128
Restricted cash	—	—	—	27,277	—	27,277
Other current assets	50	—	316,166	220,526	(73)	536,669
Total current assets	56	—	323,435	269,656	(73)	593,074
Fixed Assets, at cost	—	—	4,627,696	912,900	—	5,540,596
Less: Accumulated depreciation	—	—	(1,089,246)	(156,875)	—	(1,246,121)
Net fixed assets	—	—	3,538,450	756,025	—	4,294,475
Mineral Leaseholds, net of accumulated depletion	—	—	—	555,825	—	555,825
Goodwill	—	—	301,959	—	—	301,959
Other assets, net of amortization	7,583	—	403,277	109,862	(180,008)	340,714
Advances to affiliates	3,039,468	—	—	158,798	(3,198,266)	—
Equity investees	—	—	334,523	—	—	334,523
Investments in subsidiaries	2,706,095	—	1,420,664	—	(4,126,759)	—
Right of use assets, net	—	—	83,942	93,129	—	177,071
Total assets	$5,753,202	$—	$6,406,250	$1,943,295	$(7,505,106)	$6,597,641
LIABILITIES AND CAPITAL
Current liabilities	$39,015	$—	$253,926	$122,673	$(119)	$415,495
Senior secured credit facility	959,300	—	—	—	—	959,300
Senior unsecured notes, net of debt issuance costs	2,469,937	—	—	—	—	2,469,937
Deferred tax liabilities	—	—	12,640	—	—	12,640
Advances from affiliates	—	—	3,198,277	—	(3,198,277)	—
Other liabilities	51,515	—	245,424	276,789	(179,878)	393,850
Total liabilities	3,519,767	—	3,710,267	399,462	(3,378,274)	4,251,222
Mezzanine Capital:
Class A Convertible Preferred Units	790,115	—	—	—	—	790,115
Redeemable noncontrolling interests	—	—	—	125,133	—	125,133

Partners’ capital, common units	1,443,320	—	2,695,983	1,430,849	(4,126,832)	1,443,320
Accumulated other comprehensive income (loss)(1)	—	—	—	(8,431)	—	(8,431)
Noncontrolling interests	—	—	—	(3,718)	—	(3,718)
Total liabilities, mezzanine capital and partners’ capital	$5,753,202	$—	$6,406,250	$1,943,295	$(7,505,106)	$6,597,641

(1) The entire balance and activity within Accumulated Other Comprehensive Income (loss) is related to our pension plan held within our Non-Guarantor Subsidiaries.

Condensed Consolidating Balance Sheet
December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6	$—	$4,924	$5,370	$—	$10,300
Other current assets	50	—	229,411	203,683	(165)	432,979
Total current assets	56	—	234,335	209,053	(165)	443,279
Fixed Assets, at cost	—	—	4,602,164	838,694	—	5,440,858
Less: Accumulated depreciation	—	—	(926,830)	(96,995)	—	(1,023,825)
Net fixed assets	—	—	3,675,334	741,699	—	4,417,033
Mineral Leaseholds, net of accumulated depletion	—	—	—	560,481	—	560,481
Goodwill	—	—	301,959	—	—	301,959
Other assets, net	10,776	—	435,540	122,538	(167,620)	401,234
Advances to affiliates	3,305,568	—	—	105,917	(3,411,485)	—
Equity investees	—	—	355,085	—	—	355,085
Investments in subsidiaries	2,648,510	—	1,413,334	—	(4,061,844)	—
Total assets	$5,964,910	$—	$6,415,587	$1,739,688	$(7,641,114)	$6,479,071
LIABILITIES AND CAPITAL
Current liabilities	$39,342	$—	$177,104	$116,498	$(110)	$332,834
Senior secured credit facility	970,100	—	—	—	—	970,100
Senior unsecured notes, net of debt issuance costs	2,462,363	—	—	—	—	2,462,363
Deferred tax liabilities	—	—	12,576	—	—	12,576
Advances from affiliates	—	—	3,411,515	—	(3,411,515)	—
Other liabilities	40,840	—	174,249	211,590	(167,481)	259,198
Total liabilities	3,512,645	—	3,775,444	328,088	(3,579,106)	4,037,071
Mezzanine Capital
Class A Convertible Preferred Units	761,466	—	—	—	—	761,466

Partners' capital, common units	1,690,799	—	2,640,143	1,421,865	(4,062,008)	1,690,799
Accumulated other comprehensive income (loss) (1)	—	—	—	939	—	939
Noncontrolling interests	—	—	—	(11,204)	—	(11,204)
Total liabilities, mezzanine capital and partners’ capital	$5,964,910	$—	$6,415,587	$1,739,688	$(7,641,114)	$6,479,071

(1) The entire balance and activity within Accumulated Other Comprehensive Income (loss) is related to our pension plan held within our Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Operations
Year Ended December 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation	$—	$—	$318,116	$—	$—	$318,116
Sodium minerals and sulfur services	—	—	260,675	852,949	(7,637)	1,105,987
Marine transportation	—	—	235,645	—	—	235,645
Onshore facilities and transportation	—	—	802,735	18,337	—	821,072
Total revenues	—	—	1,617,171	871,286	(7,637)	2,480,820
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	713,577	1,327	—	714,904
Marine transportation operating costs	—	—	178,032	—	—	178,032
Sodium minerals and sulfur services operating costs	—	—	200,845	690,484	(7,637)	883,692
Offshore pipeline transportation operating costs	—	—	68,167	(9,171)	—	58,996
General and administrative	—	—	51,191	1,496	—	52,687
Depreciation, depletion and amortization	—	—	242,227	77,579	—	319,806
Total costs and expenses	—	—	1,454,039	761,715	(7,637)	2,208,117
OPERATING INCOME	—	—	163,132	109,571	—	272,703
Equity in earnings of equity investees	—	—	56,484	—	—	56,484
Equity in earnings of subsidiaries	327,257	—	96,263	—	(423,520)	—
Interest expense, net	(222,232)	—	12,211	(9,419)	—	(219,440)
Other expense	(9,026)	—	—	—	—	(9,026)
Income before income taxes	95,999	—	328,090	100,152	(423,520)	100,721
Income tax expense	—	—	(649)	(6)	—	(655)
NET INCOME	95,999	—	327,441	100,146	(423,520)	100,066
Net income attributable to noncontrolling interests	—	—	—	(1,834)	—	(1,834)
Net income attributable to redeemable noncontrolling interests	—	—	—	(2,233)	—	(2,233)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$95,999	$—	$327,441	$96,079	$(423,520)	$95,999
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,467)	—	—	—	—	(74,467)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$21,532	$—	$327,441	$96,079	$(423,520)	$21,532

Condensed Consolidating Statement of Operations
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation	$—	$—	$284,544	$—	$—	$284,544
Sodium minerals and sulfur services	—	—	333,495	856,221	(15,282)	1,174,434
Marine transportation	—	—	219,937	—	—	219,937
Onshore facilities and transportation	—	—	1,214,235	19,620	—	1,233,855
Total revenues	—	—	2,052,211	875,841	(15,282)	2,912,770
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	1,125,528	1,202	—	1,126,730
Marine transportation operating costs	—	—	172,527	—	—	172,527
Sodium minerals and sulfur services operating costs	—	—	259,573	668,200	(15,282)	912,491
Offshore pipeline transportation operating costs	—	—	64,272	2,396	—	66,668
General and administrative	—	—	65,481	1,417	—	66,898
Depreciation, depletion and amortization	—	—	249,820	63,370	—	313,190
Gain on sale of assets	—	—	(42,264)	—	—	(42,264)
Impairment expense	—	—	100,093	26,189	—	126,282
Total costs and expenses	—	—	1,995,030	762,774	(15,282)	2,742,522
OPERATING INCOME	—	—	57,181	113,067	—	170,248
Equity in earnings of equity investees	—	—	43,626	—	—	43,626
Equity in earnings of subsidiaries	219,615	—	107,684	—	(327,299)	—
Interest expense, net	(230,713)	—	13,027	(11,505)	—	(229,191)
Other income	5,023	—	—	—	—	5,023
Income before income taxes	(6,075)	—	221,518	101,562	(327,299)	(10,294)
Income tax expense	—	—	(1,727)	229	—	(1,498)
NET INCOME (LOSS)	(6,075)	—	219,791	101,791	(327,299)	(11,792)
Net loss attributable to noncontrolling interests	—	—	—	5,717	—	5,717
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(6,075)	$—	$219,791	$107,508	$(327,299)	$(6,075)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(69,801)	—	—	—	—	(69,801)
NET INCOME (LOSS) AVAILABLE TO COMMON UNIT HOLDERS	$(75,876)	$—	$219,791	$107,508	$(327,299)	$(75,876)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
REVENUES:
Offshore pipeline transportation	$—	$—	$318,239	$—	$—	$318,239
Sodium minerals and sulfur services	—	—	185,852	286,263	(9,493)	462,622
Marine transportation	—	—	205,287	—	—	205,287
Onshore facilities and transportation	—	—	1,023,293	18,936	—	1,042,229
Total revenues	—	—	1,732,671	305,199	(9,493)	2,028,377
COSTS AND EXPENSES:
Onshore facilities and transportation costs	—	—	967,558	1,089	—	968,647
Marine transportation operating costs	—	—	154,606	—	—	154,606
Sodium minerals and sulfur services operating costs	—	—	117,224	226,187	(9,493)	333,918
Offshore pipeline transportation operating costs	—	—	69,225	2,840	—	72,065
General and administrative	—	—	65,862	559	—	66,421
Depreciation and amortization	—	—	232,303	20,177	—	252,480
Gain on sale of assets	—	—	(40,311)	—	—	(40,311)
Total costs and expenses	—	—	1,566,467	250,852	(9,493)	1,807,826
OPERATING INCOME	—	—	166,204	54,347	—	220,551
Equity in earnings of equity investees	—	—	51,046	—	—	51,046
Equity in earnings of subsidiaries	276,341	—	41,494	—	(317,835)	—
Interest expense, net	(176,979)	—	13,825	(13,608)	—	(176,762)
Other expense	(16,715)	—	—	—	—	(16,715)
Income before income taxes	82,647	—	272,569	40,739	(317,835)	78,120
Income tax benefit	—	—	3,928	31	—	3,959
NET INCOME	$82,647	$—	$276,497	$40,770	$(317,835)	$82,079
Net loss attributable to noncontrolling interest	$—	$—	$—	$568	$—	568
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$82,647	$—	$276,497	$41,338	$(317,835)	$82,647
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	$(21,995)	$—	$—	$—	$—	(21,995)
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS	$60,652	$—	$276,497	$41,338	$(317,835)	$60,652

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2019

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$101,385	$—	$585,788	$82,070	$(386,956)	$382,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(80,141)	(83,107)	—	(163,248)
Cash distributions received from equity investees - return of investment	—	—	21,250	—	—	21,250
Investments in equity investees	—	—	—	—	—	—
Intercompany transfers	222,595	—	—	—	(222,595)	—
Repayments on loan to non-guarantor subsidiary	—	—	8,281	—	(8,281)	—
Proceeds from asset sales	—	—	1,187	—	—	1,187
Net cash provided by (used in) provided by investing activities	222,595	—	(49,423)	(83,107)	(230,876)	(140,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	815,100	—	—	—	—	815,100
Repayments on senior secured credit facility	(825,900)	—	—	—	—	(825,900)
Proceeds from issuance of preferred units, net	—	—	—	122,900	—	122,900
Intercompany transfers	—	—	(220,897)	(1,697)	222,594	—
Distributions to partners/owners	(269,674)	—	(269,674)	(94,375)	364,049	(269,674)
Distributions to preferred unitholders	(43,506)	—	(43,506)	—	43,506	(43,506)
Contributions from noncontrolling interest	—	—	—	5,652	—	5,652
Other, net	—	—	57	12,317	(12,317)	57
Net cash provided by (used in) financing activities	(323,980)	—	(534,020)	44,797	617,832	(195,371)
Net increase in cash and cash equivalents and restricted cash	—	—	2,345	43,760	—	46,105
Cash and cash equivalents and restricted cash at beginning of period	6	—	4,924	5,370	—	10,300
Cash and cash equivalents and restricted cash at end of period	$6	$—	$7,269	$49,130	$—	$56,405

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2018

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$28,784	$—	$514,096	$207,870	$(360,711)	$390,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(114,887)	(80,480)	—	(195,367)
Cash distributions received from equity investees - return of investment	—	—	28,979	—	—	28,979
Investments in equity investees	—	—	(3,018)	—	—	(3,018)
Intercompany transfers	503,144	—	—	—	(503,144)	—
Repayments on loan to non-guarantor subsidiary	—	—	7,484	—	(7,484)	—
Proceeds from assets sales	—	—	310,099	—	—	310,099
Net cash (used in) provided by investing activities	503,144	—	228,657	(80,480)	(510,628)	140,693
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	980,700	—	—	—	—	980,700
Repayments on senior secured credit facility	(1,109,800)	—	—	—	—	(1,109,800)
Repayment of senior unsecured notes	(145,170)	—	—	—	—	(145,170)
Debt issuance costs	(242)	—	—	—	—	(242)
Intercompany transfers	—	—	(485,506)	(17,638)	503,144	—
Distributions to partners/owners	(257,416)	—	(257,416)	(123,900)	381,316	(257,416)
Contributions from noncontrolling interest	—	—	—	2,592	—	2,592
Other, net	—	—	(137)	13,121	(13,121)	(137)
Net cash provided by (used in) financing activities	(531,928)	—	(743,059)	(125,825)	871,339	(529,473)
Net increase in cash and cash equivalents	—	—	(306)	1,565	—	1,259
Cash and cash equivalents at beginning of period	6	—	5,230	3,805	—	9,041
Cash and cash equivalents at end of period	$6	$—	$4,924	$5,370	$—	$10,300

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

	Genesis Energy, L.P. (Parent and Co-Issuer)	Genesis Energy Finance Corporation (Co-Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Genesis Energy, L.P. Consolidated
Net cash (used in) provided by operating activities	$162,980	$—	$448,873	$30,467	$(318,764)	$323,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	—	—	(236,151)	(14,442)	—	(250,593)
Cash distributions received from equity investees - return of investment	—	—	35,582	—	—	35,582
Investments in equity investees	(140,513)	—	(4,647)	—	140,513	(4,647)
Acquisitions	—	—	(759)	(1,325,000)	—	(1,325,759)
Intercompany transfers	(1,157,781)	—	(1,325,000)	—	2,482,781	—
Repayments on loan to non-guarantor subsidiary	—	—	6,764	—	(6,764)	—
Contributions in aid of construction costs	—	—	124	—	—	124
Proceeds from asset sales	—	—	85,722	—	—	85,722
Net cash (used in) provided by investing activities	(1,298,294)	—	(1,438,365)	(1,339,442)	2,616,530	(1,459,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,458,700	—	—	—	—	1,458,700
Repayments on senior secured credit facility	(1,637,700)	—	—	—	—	(1,637,700)
Proceeds from issuance of senior unsecured notes	1,000,000	—	—	—	—	1,000,000
Proceeds from issuance of Series A convertible preferred	726,419	—	—	—	—	726,419
Repayment of senior secured notes	(204,830)	—	—	—	—	(204,830)
Debt issuance costs	(25,913)	—	—	—	—	(25,913)
Distribution to partners/owners	(321,875)	—	(321,875)	(17,500)	339,375	(321,875)
Contributions from noncontrolling interest	—	—	—	2,770	—	2,770
Issuance of common units for cash, net	140,513	—	140,513	—	(140,513)	140,513
Intercompany transfers	—	—	1,169,781	1,313,000	(2,482,781)	—
Other, net	—	—	(57)	13,847	(13,847)	(57)
Net cash provided by (used in) financing activities	1,135,314	—	988,362	1,312,117	(2,297,766)	1,138,027
Net increase in cash and cash equivalents	—	—	(1,130)	3,142	—	2,012
Cash and cash equivalents at beginning of period	6	—	6,360	663	—	7,029
Cash and cash equivalents at end of period	$6	$—	$5,230	$3,805	$—	$9,041

26. Subsequent Events

On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 15, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $738.9 million net of issuance costs incurred. Our 2028 Notes mature on February 15, 2028. The net proceeds were used to purchase $554.8 million of the 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”) (including principal, accrued interest and tender premium) that were validly tendered in our tender offer for the 2022 Notes, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining balance of our 2022 Notes with a redemption date of February 16, 2020. We will record the loss associated with our tender and redemption fees and unamortized issuance costs writeoff in the first quarter of 2020.