Form 10-Q
period 2020-03-31
GENESIS ENERGY LP
filed 2020-05-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 6, 2020.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,137	$29,128
Restricted cash	23,372	27,277
Accounts receivable - trade, net	315,645	417,002
Inventories	70,161	65,137
Other	69,565	54,530
Total current assets	496,880	593,074
FIXED ASSETS, at cost	5,567,710	5,540,596
Less: Accumulated depreciation	(1,311,219)	(1,246,121)
Net fixed assets	4,256,491	4,294,475
MINERAL LEASEHOLDS, net of accumulated depletion	554,862	555,825
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	105,251	107,702
EQUITY INVESTEES	327,942	334,523
INTANGIBLE ASSETS, net of amortization	136,071	138,927
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	175,889	177,071
OTHER ASSETS, net of amortization	79,113	94,085
TOTAL ASSETS	$6,434,458	$6,597,641
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$151,868	$218,737
Accrued liabilities	172,941	196,758
Total current liabilities	324,809	415,495
SENIOR SECURED CREDIT FACILITY	977,400	959,300
SENIOR UNSECURED NOTES, net of debt issuance costs	2,463,171	2,469,937
DEFERRED TAX LIABILITIES	12,125	12,640
OTHER LONG-TERM LIABILITIES	366,281	393,850
Total liabilities	4,143,786	4,251,222

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at March 31, 2020 and December 31, 2019	790,115	790,115
Redeemable noncontrolling interests, 130,000 preferred units issued and outstanding at March 31, 2020 and December 31, 2019, respectively	129,219	125,133

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at March 31, 2020 and December 31, 2019	1,382,126	1,443,320
Accumulated other comprehensive loss	(8,431)	(8,431)
Noncontrolling interests	(2,357)	(3,718)
Total partners' capital	1,371,338	1,431,171
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,434,458	$6,597,641
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Offshore pipeline transportation	$78,429	$78,317
Sodium minerals and sulfur services	243,390	275,486
Marine transportation	62,346	56,650
Onshore facilities and transportation	155,758	209,556
Total revenues	539,923	620,009
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	111,952	168,105
Onshore facilities and transportation operating costs	18,248	19,652
Marine transportation operating costs	42,937	43,733
Sodium minerals and sulfur services operating costs	205,233	218,708
Offshore pipeline transportation operating costs	18,661	18,458
General and administrative	9,373	11,686
Depreciation, depletion and amortization	74,357	77,638
Total costs and expenses	480,761	557,980
OPERATING INCOME	59,162	62,029
Equity in earnings of equity investees	14,159	12,997
Interest expense	(54,965)	(55,701)
Other income (expense)	10,258	(2,976)
Income before income taxes	28,614	16,349
Income tax benefit (expense)	365	(402)
NET INCOME	28,979	15,947
Net loss attributable to noncontrolling interests	16	7
Net income attributable to redeemable noncontrolling interests	(4,086)	—
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$24,909	$15,954
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,415)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$6,225	$(2,461)
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$0.05	$(0.02)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$28,979	$15,947
Other comprehensive income:
Change in benefit plan liability	—	—
Total Comprehensive income	28,979	15,947
Comprehensive loss attributable to noncontrolling interests	16	7
Comprehensive income attributable to redeemable noncontrolling interests	$(4,086)	$—
Comprehensive income attributable to Genesis Energy, L.P.	$24,909	$15,954
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2020	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net income (loss)	—	24,909	(16)	—	24,893
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	1,377	—	1,377
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, March 31, 2020	122,579	$1,382,126	$(2,357)	$(8,431)	$1,371,338
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income (loss)	—	15,954	(7)	—	15,947
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	610	—	610
Distributions to Class A Convertible Preferred unitholders	—	(18,020)	—	—	(18,020)
Partners' capital, March 31, 2019	122,579	$1,621,314	$(10,601)	$939	$1,611,652
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,979	$15,947
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	74,357	77,638
Amortization and write-off of debt issuance costs and discount	11,527	2,682
Amortization of unearned income and initial direct costs on direct financing leases	(2,929)	(3,139)
Payments received under direct financing leases	5,167	5,167
Equity in earnings of investments in equity investees	(14,159)	(12,997)
Cash distributions of earnings of equity investees	13,505	12,400
Non-cash effect of long-term incentive compensation plans	(5,027)	1,565
Deferred and other tax liabilities	(515)	252
Unrealized (gains) losses on derivative transactions	(31,118)	5,666
Other, net	2,231	5,640
Net changes in components of operating assets and liabilities (Note 14)	7,534	3,200
Net cash provided by operating activities	89,552	114,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(38,001)	(29,612)
Cash distributions received from equity investees - return of investment	7,060	5,425
Proceeds from asset sales	61	358
Net cash used in investing activities	(30,880)	(23,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	393,500	187,500
Repayments on senior secured credit facility	(375,400)	(215,600)
Proceeds from issuance of senior unsecured notes due 2028	750,000	—
Repayment of senior unsecured notes due 2022	(750,000)	—
Debt issuance costs	(13,295)	—
Contributions from noncontrolling interests	1,377	610
Distributions to common unitholders	(67,419)	(67,419)
Distributions to preferred unitholders	(18,684)	—
Other, net	6,353	5,621
Net cash used in financing activities	(73,568)	(89,288)
Net increase (decrease) in cash, restricted cash, and cash equivalents	(14,896)	904
Cash, restricted cash and cash equivalents at beginning of period	56,405	10,300
Cash, restricted cash and cash equivalents at end of period	$41,509	$11,204
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
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report").
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
COVID-19 Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Our operations, which fall within the energy, mining and transportation sectors, are considered critical and essential by the Department of Homeland Security's Cybersecurity and Infrastructure Security Agency ("CISA") and we have continued to operate our assets during this pandemic.
We considered the impact of COVID-19 on the assumptions and estimates reflected in our financial statements. We noted, other than the impact of general macroeconomic conditions, there were no material adverse effects from the pandemic on our results for the three months ended March 31, 2020. See further discussion on COVID-19 in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Developments
Recently Adopted
We have adopted guidance under ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as of January 1, 2020 . The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We performed an assessment at our adoption date, January 1, 2020, which consisted of reviewing current and historical information pertaining to our trade accounts receivable and existing contract assets. Our assessment resulted in an immaterial impact to our consolidated financial statements as of the adoption date and for the three months ended March 31, 2020.
During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X to go in effect January 4, 2021. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. As permitted by the amendment, we have early adopted the amendment and included the required summarized financial information in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$78,429	$—	$62,346	$40,990	$181,765
Product Sales	—	215,366	—	114,768	330,134
Refinery Services	—	28,024	—	—	28,024
	$78,429	$243,390	$62,346	$155,758	$539,923

	Three Months Ended March 31, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$78,317	$—	$56,650	$38,012	$172,979
Product Sales	—	257,843	—	171,544	429,387
Refinery Services	—	17,643	—	—	17,643
	$78,317	$275,486	$56,650	$209,556	$620,009

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2019 and March 31, 2020:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2019	$21,912	$54,232	$2,896	$23,170
Balance at March 31, 2020	33,672	37,277	2,983	22,376

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2020. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

The majority of our contracts qualify for one of these expedients or exemptions. For the remaining contract types that involve revenue recognition over a long-term period with long-term fixed consideration (adjusted for indexing as required), we determined our allocations of transaction price that relate to unsatisfied performance obligations. For our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long term period. Therefore, we have allocated the remaining contract value to future periods.

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2020	$54,873	$43,220
2021	58,623	20,269
2022	69,134	4,283
2023	58,540	—
2024	52,812	—
Thereafter	154,899	—
Total	$448,881	$67,772

4. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (including trucks, trailers, and railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (under 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of less than 12 months are not recorded on our Unaudited Condensed Consolidated Balance Sheets. Lease expenses are recognized on a straight line basis over the lease term.
Our Right of Use Assets, net balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our remaining provision for each period presented for our cease-use provision for railcars no longer in use.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
We act as a lessor in our revenue contracts associated with the M/T American Phoenix, within the marine transportation segment, and on our Free State pipeline system, included in our onshore facilities and transportation segment. These revenues are recorded within its respective segment's revenues in the Unaudited Condensed Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
M/T American Phoenix	$6,643	$6,660
Free State Pipeline	1,923	1,634

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
The following table details the fixed lease payments we will receive for our lessor arrangements as of March 31, 2020:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
Remainder of 2020	$13,394	$900	$15,501
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
2024	—	1,200	20,668
Thereafter	—	4,100	72,336
Total Lease Receipts	13,394	9,800	170,509
Less: Interest	—	—	(55,733)
Total Net Lease Receipts	$13,394	$9,800	$114,776

The present value of our lease receivables for our direct finance lease includes a current portion of $9.5 million, which is recorded in other current assets on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories
The major components of inventories were as follows:

	March 31, 2020	December 31, 2019
Petroleum products	$3,645	$2,721
Crude oil	3,133	5,271
Caustic soda	5,821	5,965
NaHS	13,473	10,845
Raw materials - Alkali operations	5,999	6,238
Work-in-process - Alkali operations	8,399	8,579
Finished goods, net - Alkali operations	17,779	14,168
Materials and supplies, net - Alkali operations	11,912	11,350
Total	$70,161	$65,137

Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories was adjusted $3.5 million below cost as of March 31, 2020, with no such adjustment as of December 31, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	March 31, 2020	December 31, 2019
Crude oil pipelines and natural gas pipelines and related assets	$2,892,342	$2,891,489
Alkali facilities, machinery, and equipment	594,263	591,547
Onshore facilities, machinery, and equipment	641,135	640,376
Transportation equipment	19,662	19,864
Marine vessels	994,730	979,171
Land, buildings and improvements	238,992	238,451
Office equipment, furniture and fixtures	22,659	22,645
Construction in progress	122,036	115,162
Other	41,891	41,891
Fixed assets, at cost	5,567,710	5,540,596
Less: Accumulated depreciation	(1,311,219)	(1,246,121)
Net fixed assets	$4,256,491	$4,294,475

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2020	December 31, 2019
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(11,157)	(10,194)
Mineral leaseholds, net of accumulated depletion	$554,862	$555,825

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$69,242	$71,672
Depletion expense	963	1,319

Asset Retirement Obligations
We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2019:

ARO liability balance, December 31, 2019	$175,081
Accretion expense	2,233
Changes in estimate	(800)
Settlements	(6,986)
ARO liability balance, March 31, 2020	$169,528

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the ARO balances disclosed above, $13.8 million and $26.6 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019, respectively. The remainder of the ARO liability as of March 31, 2020 and December 31, 2019 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2020	$7,029
	2021	$9,402
	2022	$9,412
	2023	$10,075
	2024	$10,786

Certain of our unconsolidated affiliates have AROs recorded at March 31, 2020 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2020 and December 31, 2019, the unamortized excess cost amounts totaled $347.0 million and $350.9 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended March 31,
	2020	2019
Genesis’ share of operating earnings	$18,032	$16,870
Amortization of excess purchase price	(3,873)	(3,873)
Net equity in earnings	$14,159	$12,997
Distributions received	$20,565	$17,825

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	March 31, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets
Current assets	$20,112	$30,307
Fixed assets, net	183,268	187,091
Other assets	2,014	2,113
Total assets	$205,394	$219,511
Liabilities and equity
Current liabilities	$15,135	$15,558
Other liabilities	236,659	245,976
Equity	(46,400)	(42,023)
Total liabilities and equity	$205,394	$219,511

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2020	2019
INCOME STATEMENT DATA:
Revenues	$32,892	$31,052
Operating income	$23,606	$22,305
Net income	$21,583	$19,850

Poseidon's Revolving Credit Facility
Borrowings under Poseidon’s revolving credit facility, which was amended and restated in March 2019, are primarily used to fund spending on capital projects. The March 2019 credit facility is non-recourse to Poseidon’s owners and secured by substantially all of Poseidon's assets and has a maturity date of March 2024. The March 2019 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$27,800	$24,392	$3,408	$27,800	$23,033	$4,767
Offshore pipeline contract intangibles	158,101	38,832	119,269	158,101	36,752	121,349
Other	35,551	22,157	13,394	34,291	21,480	12,811
Total	$221,452	$85,381	$136,071	$220,192	$81,265	$138,927

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2020	2019
Amortization of intangible assets	$4,116	$4,289

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2020	$11,563
	2021	$10,576
	2022	$10,416
	2023	$10,147
	2024	$9,823

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2020			December 31, 2019
	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$977,400	$—	$977,400	$959,300	$—	$959,300
6.750% senior unsecured notes due 2022	—	—	—	750,000	9,349	740,651
6.000% senior unsecured notes due 2023	400,000	3,290	396,710	400,000	3,557	396,443
5.625% senior unsecured notes due 2024	349,200	3,699	345,501	350,000	3,923	346,077
6.500% senior unsecured notes due 2025	550,000	6,715	543,285	550,000	7,020	542,980
6.250% senior unsecured notes due 2026	446,600	5,970	440,630	450,000	6,214	443,786
7.750% senior unsecured notes due 2028	750,000	12,955	737,045	—	—	—
Total long-term debt	$3,473,200	$32,629	$3,440,571	$3,459,300	$30,063	$3,429,237

(1)
Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $6.8 million and $7.6 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:

•
The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2020, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.

•
Letter of credit fee rates range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At March 31, 2020, our letter of credit rate was 2.75%.

•
We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At March 31, 2020, our commitment fee rate on the unused committed amount was 0.50%.

•	The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

On March 25, 2020, we amended our credit agreement. This amendment, among other things, (i) sets the maximum Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) at 3.25 to 1.00 throughout the remaining term of the facility, and (ii) allows us to purchase certain of our outstanding senior unsecured notes, subject to certain customary conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, we had $977.4 million borrowed under our $1.7 billion credit facility, with $7.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at March 31, 2020. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2020 was $721.5 million, subject to compliance with covenants.
As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries (as defined below in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations), and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Genesis Alkali Holdings Company, LLC ("Alkali Holdings") and Genesis Energy, L.P., to the extent agreed to in the services agreement between Genesis Energy, L.P. and Alkali Holdings dated as of September 23, 2019 (the "Services Agreement").
Senior Unsecured Note Issuances, Redemption and Extinguishment
On January 16, 2020, we issued $750.0 million in aggregate principal amount of our 7.75% senior unsecured notes due February 15, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $736.7 million net of issuance costs incurred. The net proceeds were used to purchase $527.9 million of our existing 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”), including the related accrued interest and tender premium on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption of the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 senior unsecured notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded as "Other income (expense)" in our Unaudited Consolidated Statements of Operations for the three months ended March 31, 2020.

10. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2020, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.5500	$67,419
2nd Quarter	August 14, 2019		$0.5500	$67,419
3rd Quarter	November 14, 2019		$0.5500	$67,419
4th Quarter	February 14, 2020		$0.5500	$67,419
2020
1st Quarter	May 15, 2020	(1)	$0.1500	$18,387
(1) This distribution was declared on April 8, 2020 and will be paid to unitholders of record as of May 1, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Convertible Preferred Units
At March 31, 2020 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Consolidated Balance Sheet. Because our Class A Convertible Preferred Units are not currently redeemable and we do not have plans or expect any events that constitute a change of control in our partnership agreement, we present our Class A Convertible Preferred Units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our Class A Convertible Preferred Units.
Initial and Subsequent Measurement
We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs. We will not be required to adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed. Our Class A Convertible Preferred Units contain a distribution Rate Reset Election (as defined in Note 15) option. This Rate Reset Election is bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period. Refer to Note 15 and Note 16 for additional discussion.
Class A Convertible Preferred Unit distributions are recognized on the date in which they are declared. Paid-in-kind ("PIK") distributions were declared and issued as follows:

Distribution For	Date Issued	Number of Units (1)	Total Amount
2019
1st Quarter	May 15, 2019	364,180	$12,277

(1) Subsequent to the first quarter of 2019, all distributions have been and will be paid in cash.

Net Income Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income attributable to Genesis Energy, L.P. was reduced by $18.7 million and $18.4 million for the three months ended March 31, 2020 and March 31, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.7374	$18,684
4th Quarter	February 14, 2020		$0.7374	$18,684
2020
1st Quarter	May 15, 2020	(1)	$0.7374	$18,684

(1) This distribution was declared on April 8, 2020 and will be paid to unitholders of record as of May 1, 2020.

Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively "GSO") purchased $55,000,000 and committed to purchase up to approximately $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. As of March 31, 2020, we have received cash of $122.9 million for the $130 million of Alkali Holdings preferred units issued to date net of issuance costs, which was inclusive of our transaction related expenses and one-time commitment fee.
On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year.
Accounting for Redeemable Noncontrolling Interests
Classification
The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheet due to the redemption features for a change of control.
Initial and Subsequent Measurement
We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of March 31, 2020 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Income Attributable to Genesis Energy, L.P. for the three months ended March 31, 2020 includes $4.1 million of adjustments, of which $3.3 million was allocated to the PIK distributions on the outstanding Alkali Holdings preferred units and $0.8 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended March 31, 2020 in-kind to our Alkali Holdings preferred unitholders. These PIK distributions increase the unitholders liquidation preference on each Alkali Holdings preferred unit.
As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of March 31, 2020, the redemption amount would be equal to $192.5 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2019 to March 31, 2020:

Balance as of December 31, 2019	$125,133
PIK distributions	3,294
Redemption accretion	792
Balance as of March 31, 2020	$129,219

11. Net Income (Loss) Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three months ended March 31, 2020, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2020	2019
Net Income Attributable to Genesis Energy L.P.	$24,909	$15,954
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	$(18,415)
Net Income (Loss) Available to Common Unitholders	$6,225	$(2,461)

Weighted Average Outstanding Units	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$0.05	$(0.02)

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
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended March 31, 2020
Segment Margin (a)	$85,246	$36,941	$28,099	$19,002	$169,288
Capital expenditures (b)	$1,027	$14,975	$1,157	$14,232	$31,391
Revenues:
External customers	$78,429	$245,535	$156,799	$59,160	539,923
Intersegment (c)	—	(2,145)	(1,041)	3,186	—
Total revenues of reportable segments	$78,429	$243,390	$155,758	$62,346	$539,923
Three Months Ended March 31, 2019
Segment Margin (a)	$76,390	$58,639	$25,603	$12,932	$173,564
Capital expenditures (b)	$458	$22,706	$775	$9,228	$33,167
Revenues:
External customers	$78,317	$277,349	$211,025	$53,318	620,009
Intersegment (c)	—	(1,863)	(1,469)	3,332	—
Total revenues of reportable segments	$78,317	$275,486	$209,556	$56,650	$620,009

Total assets by reportable segment were as follows:

	March 31, 2020	December 31, 2019
Offshore pipeline transportation	$2,267,552	$2,306,946
Sodium minerals and sulfur services	1,994,957	2,019,905
Onshore facilities and transportation	1,370,309	1,457,190
Marine transportation	761,482	772,383
Other assets	40,158	41,217
Total consolidated assets	$6,434,458	$6,597,641

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	A reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P. for the periods is presented below.

(b)
Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.

(c)	Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income attributable to Genesis Energy, L.P:

	Three Months Ended March 31,
	2020	2019
Total Segment Margin	$169,288	$173,564
Corporate general and administrative expenses	(6,492)	(11,100)
Depreciation, depletion, amortization and accretion	(75,978)	(79,937)
Interest expense	(54,965)	(55,701)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(6,406)	(4,828)
Other non-cash items (2)	33,261	(6,091)
Cash payments from direct financing leases in excess of earnings	(2,238)	(2,028)
Loss on extinguishment of debt (3)	(23,480)	—
Differences in timing of cash receipts for certain contractual arrangements (4)	(4,490)	2,287
Non-cash provision for leased items no longer in use	130	190
Redeemable noncontrolling interest redemption value adjustments (5)	(4,086)	—
Income tax benefit (expense)	365	(402)
Net income attributable to Genesis Energy, L.P.	$24,909	$15,954

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)
The 2020 Quarter includes a $32.5 million unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred units and the 2019 Quarter includes a $3.0 million unrealized loss from the valuation of the embedded derivative. Refer to Note 16 for details.

(3)	Refer to Note 9 for details surrounding the extinguishment of our 2022 notes.

(4)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5) Includes PIK distributions attributable to the period and accretion on the redemption feature.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues from services and fees to Poseidon(1)	$3,147	$3,165
Revenues from product sales to ANSAC	73,079	90,679
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from Poseidon(1)	254	247
Charges for services from ANSAC	832	1,057

(1)	We own 64% interest in Poseidon

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Poseidon
At March 31, 2020 and December 31, 2019 Poseidon owed us $1.7 million and $2.4 million, respectively, for services rendered.
We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2020 and March 31, 2019 reflect $2.3 million and $2.2 million, respectively of fees we earned through the provision of services under that agreement.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of March 31, 2020, such amount is not estimable.
Net Sales to ANSAC were $73.1 million during the three months ended March 31, 2020 and were $90.7 million during the three months ended March 31, 2019. The costs charged to us by ANSAC, included in operating costs, were $0.8 million during the three months ended March 31, 2020 and were $1.1 million during the three months ended March 31, 2019.
Receivables from and payables to ANSAC as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Receivables:
ANSAC	$66,256	$68,075
Payables:
ANSAC	$832	$2,103

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2020	2019
(Increase) decrease in:
Accounts receivable	$101,405	$18,170
Inventories	(5,024)	(6,616)
Deferred charges	2,783	(4,092)
Other current assets	(3,746)	(5,067)
Increase (decrease) in:
Accounts payable	(62,365)	5,226
Accrued liabilities	(25,519)	(4,421)
Net changes in components of operating assets and liabilities	$7,534	$3,200

Payments of interest and commitment fees were $33.7 million and $39.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We capitalized interest of $0.5 million and $0.7 million during the three months ended March 31, 2020 and March 31, 2019, respectively.
At March 31, 2020 and March 31, 2019, we had incurred liabilities for fixed and intangible asset additions totaling $17.2 million and $13.1 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss in the Unaudited Condensed Consolidated Statements of Operations.
In accordance with NYMEX requirements, we fund the margin associated with our commodity derivative contracts traded on the NYMEX. The amount of the margin is adjusted daily based on the fair value of the commodity contracts. The margin requirements are intended to mitigate a party's exposure to market volatility and the associated contracting party risk. We offset fair value amounts recorded for our NYMEX derivative contracts against margin funding as required by the NYMEX in Current Assets - Other in our Unaudited Condensed Consolidated Balance Sheets.

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
At March 31, 2020, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	19	—
Weighted average contract price per bbl	$37.01	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	248	217
Weighted average contract price per bbl	$28.54	$27.89
Natural gas swaps:
Contract volumes (10,000 MMBTU)	503	—
Weighted average price differential per MMBTU	$0.37	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	90	545
Weighted average contract price per MMBTU	$1.72	$2.43
Crude oil options:
Contract volumes (1,000 bbls)	55	10
Weighted average premium received/paid	$3.71	$9.52

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2020 and December 31, 2019:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2020	December 31, 2019
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,303	$207
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,303)	(207)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	511	1,382
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$298	$4
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(298)	(4)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(18,970)	(51,515)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(167)	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,601)	$(2,079)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	3,446	1,064
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$(155)	$(1,015)
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(8)	$(50)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	8	50
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—

(1)	These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2020, we had a net broker receivable of approximately $1.9 million (consisting of initial margin of $1.0 million increased by $0.9 million of variation margin).  As of December 31, 2019, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $0.8 million increased by $0.1 million of variation margin).  At March 31, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Income (Expense) in our Unaudited Condensed Consolidated Statement of Operations. At March 31, 2020, the fair value of this embedded derivative was a liability of $19.0 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2020	2019
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$729	$(742)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(1,375)	(6,692)
Total commodity derivatives		$(646)	$(7,434)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$(432)	$1,519

Preferred Distribution Rate Reset Election	Other income (expense)	$32,545	$(2,976)

16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:

(1)	Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value at			Fair Value at
	March 31, 2020			December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,601	$511	$—	$211	$1,382	$—
Liabilities	$(3,609)	$(167)	$—	$(2,129)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(18,970)	$—	$—	$(51,515)

Rollforward of Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Three Months Ended March 31,
2020
Balance as of December 31, 2019	$(51,515)
Unrealized gain for the period included in earnings	32,545
Balance as of March 31, 2020	$(18,970)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2020.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, credit spread, default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at March 31, 2020. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. During the 2020 Quarter, we recorded an unrealized gain of $32.5 million in Other income (expense) on the Unaudited Condensed Consolidated Statements of Operations due to the significant changes in the energy industry credit markets and our common unit price during the period.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2020 our senior unsecured notes had a carrying value of $2.5 billion and fair value of $1.8 billion compared to a carrying value and fair value of $2.5 billion at December 31, 2019. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Guarantor Summarized Financial Information

•	Non-GAAP Financial Measures

•	Commitments and Off-Balance Sheet Arrangements

•	Forward Looking Statements
Overview

We reported Net Income Attributable to Genesis Energy, L.P. of $24.9 million during the three months ended March 31, 2020 (“2020 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $16.0 million during the three months ended March 31, 2019 (“2019 Quarter”). Net Income Attributable to Genesis Energy, L.P. in the 2020 Quarter benefited from:
(i) an unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $32.5 million compared to an unrealized loss of $3.0 million during the 2019 quarter recorded in other income (expense); (ii) lower general and administrative expenses of $2.3 million primarily due to the assumptions used to value our long term incentive compensation plans during the 2020 Quarter; and (iii) lower depreciation, depletion and amortization expense of $3.3 million. These increases were offset by: (i) the transaction costs and write-off of the unamortized issuance costs and discount associated with the extinguishment of our 2022 Notes of $23.5 million during the 2020 Quarter included in Other income (expense); (ii) lower segment margin during the 2020 Quarter of $4.3 million; and (iii) $4.1 million of our Net Income during the 2020 Quarter being attributed to our redeemable noncontrolling interests.
Cash flow from operating activities was $89.6 million for the 2020 Quarter compared to $114.0 million for the 2019 Quarter. This decrease is primarily attributable to transaction costs incurred during the 2020 Quarter associated with the tender and redemption of our 2022 Notes.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $81.8 million for the 2020 Quarter, a decrease of $14.1 million, or 14.7%, from the 2019 Quarter. Available Cash before Reserves for the 2020 Quarter is inclusive of the $18.7 million declared cash distribution to our Class A Convertible Preferred Unitholders that is attributable to the 2020 Quarter and will be paid on May 15, 2020. Available Cash before Reserves for the 2019 Quarter is inclusive of the $6.1 million cash distribution attributable to the period that was paid on May 15, 2019. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $169.3 million for the 2020 Quarter, a decrease of $4.3 million, or 2%, from the 2019 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Distribution
In April 2020, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2020 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2020 to unitholders of record at the close of business on May 1, 2020.

    COVID-19 and Market Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Our operations, which fall within the energy, mining and transportation sectors, are considered critical and essential by the Department of Homeland Security's CISA and we have continued to operate our assets during this pandemic.
We have designated an internal management team to provide resources, updates, and support to our entire workforce during this pandemic, while maintaining a focus to ensure the safety and well-being of our employees, the families of our employees, and the communities in which our businesses operate. We will continue to act in the best interests of our employees, stakeholders, customers, partners, and suppliers and make any necessary changes as required by federal, state, or local authorities as we actively monitor the situation.
COVID-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel restrictions that are expected to continue in the near future. Additionally, actions taken by OPEC and other oil exporting nations beginning in early March 2020 have caused additional significant declines and volatility in the price of oil and gas. These low and volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from COVID-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
We noted, other than the impact of general macroeconomic conditions, there were no material adverse effects from the pandemic on our results for the three months ended March 31, 2020. Although the potential future limitations and impact of COVID-19 are unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time (and we expect a similar impact on demand when global restrictions are in place limiting the economy and industrial product use), we believe the fundamentals of our underlying businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which includes the reduction of our distribution to common unitholders. Finally, given the current operating environment, we are prudently looking at several initiatives to identify and implement cost reductions across our various business segments. During April 2020, we also amended our agreements with GSO associated with the expansion of our Granger soda ash facility to, among other things, extend the construction timeline of the project by as much as one year.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2020 Quarter decreased $80.1 million, or 13%, from the 2019 Quarter. In addition, our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations decreased $77.2 million, or 14%, between the two periods.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our crude oil marketing business, which is included in the onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in the sodium minerals and sulfur services segment. The decrease in our revenues and costs between the 2020 Quarter and the 2019 Quarter is primarily attributable to: (i) decreases in crude oil and petroleum product prices and, to an extent, sales volumes; and (ii) negative impacts of contractual export pricing and soda ash volumes in our Alkali Business.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 15.8% to $46.17 per barrel in the 2020 Quarter, as compared to $54.85 per barrel in the 2019 Quarter. Additionally, impacts from COVID-19 along with actions taken by OPEC and other oil exporting nations beginning in early March 2020 have caused additional significant price declines and volatility in oil and gas prices. These low and volatile commodity prices are expected to continue at least for the near term and possibly longer. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Typically, our selling prices for volumes sold internationally and through ANSAC are contracted for the current year (in most cases, annually) in the prior December and January of the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net Income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2020 Quarter as noted above, we had negative effects to our revenues (with a lesser impact to costs) due to lower export pricing and lower sales volumes of soda ash during the 2020 Quarter due to lower economic and market demand. For additional information, see our segment-by-segment analysis below.
In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which is one of the leading producers and marketers of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin in the 2020 Quarter and the 2019 Quarter was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Offshore pipeline transportation	$85,246	$76,390
Sodium minerals and sulfur services	36,941	58,639
Onshore facilities and transportation	28,099	25,603
Marine transportation	19,002	12,932
Total Segment Margin	$169,288	$173,564
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
A reconciliation of total Segment Margin to Net Income Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended March 31,
	2020	2019
Total Segment Margin	$169,288	$173,564
Corporate general and administrative expenses	(6,492)	(11,100)
Depreciation, depletion, amortization and accretion	(75,978)	(79,937)
Interest expense	(54,965)	(55,701)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(6,406)	(4,828)
Other non-cash items (2)	33,261	(6,091)
Cash payments from direct financing leases in excess of earnings	(2,238)	(2,028)
Non-cash provision for leased items no longer in use	130	190
Differences in timing of cash receipts for certain contractual arrangements (3)	(4,490)	2,287
Loss on debt extinguishment (4)	(23,480)	—
Redeemable noncontrolling interest redemption value adjustments (5)	(4,086)	—
Income tax benefit (expense)	365	(402)
Net Income Attributable to Genesis Energy, L.P.	$24,909	$15,954

(1)	Includes distributions attributable to the quarter and received during or promptly following such quarter.

(2)
The 2020 Quarter includes a $32.5 million unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred units and the 2019 Quarter includes a $3.0 million unrealized loss from the valuation of the embedded derivative.

(3)	Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

(4)
Includes our transaction costs associated with the tender of $527.9 million and redemption of $222.1 million of our 2022 Notes in the first quarter of 2020, along with the write-off of our unamortized issuance costs and discount associated with these notes.

(5) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$69,581	$64,194
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,337	10,933
Offshore pipeline operating costs, excluding non-cash expenses	(17,732)	(16,079)
Distributions from equity investments (1)	20,060	17,342
Offshore pipeline transportation Segment Margin	$85,246	$76,390

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	242,182	241,754
Poseidon	279,181	253,469
Odyssey	149,440	151,877
GOPL (3)	7,249	8,337
Total crude oil offshore pipelines	678,052	655,437

Natural gas transportation volumes (MMBtus/d)	416,564	419,999

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	242,182	241,754
Poseidon	178,676	162,220
Odyssey	43,338	44,044
GOPL (3)	7,249	8,337
Total crude oil offshore pipelines	471,445	456,355

Natural gas transportation volumes (MMBtus/d)	147,067	160,957

(1)
Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2020 and 2019, respectively.

(2)	Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.

(3)	One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Offshore pipeline transportation Segment Margin for the first three months of 2020 increased $8.9 million, or 12%, from the first three months of 2019, primarily due to higher volumes on our crude oil pipeline systems. These increased volumes are primarily the result of first oil flow from the Buckskin and Hadrian North production fields during the second quarter of 2019, both of which are fully dedicated to our SEKCO pipeline, and further downstream, our Poseidon oil pipeline system. Additionally, during the second half of 2019, we entered into agreements to move sixty thousand barrels per day on either CHOPS or Poseidon that are delivered to us by a third-party pipeline that has insufficient capacity. These agreements contain ship-or-pay provisions, have terms as long as five years and required no additional capital on our part.
We expect to see these increased volumes, outside of any unplanned downtime or our normal planned maintenance activities during the year, throughout 2020 as our newer projects continue to ramp. Additionally, we expect additional volumes throughout 2020 from the recently announced production dedication from Katmai and our previously contracted Atlantis Phase III development, which are both scheduled to come on-line during 2020.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended March 31,
	2020	2019
Volumes sold:
NaHS volumes (Dry short tons "DST")	30,082	35,743
Soda Ash volumes (short tons sold)	822,247	870,529
NaOH (caustic soda) volumes (dry short tons sold)	16,303	20,802

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$33,191	$42,948
NaOH (caustic soda) revenues	7,441	11,813
Revenues associated with Alkali Business	176,236	203,330
Other revenues	643	1,616
Total external segment revenues, excluding non-cash revenues(1)	$217,511	$259,707

Segment Margin (in thousands)	$36,941	$58,639

Average index price for NaOH per DST(2)	$648	$717
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Sodium minerals and sulfur services Segment Margin for the first three months of 2020 decreased $21.7 million, or 37% from the first three months of 2019. This decrease is primarily due to lower volumes and pricing in our Alkali Business and lower NaHS volumes in our refinery services business. During the 2020 Quarter, we experienced lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020, which is expected to continue, to some extent, for the rest of 2020 and until we re-contract such pricing at the end of the year for 2021 volumes. This was coupled with lower domestic sales of soda ash during the 2020 Quarter. We expect to see lower soda ash sales volumes in the next few quarters as a result of COVID-19 and until restrictions are lifted globally. In our refinery services business, we experienced a decline in NaHS volumes during the 2020 Quarter due to lower demand from certain of our domestic mining and pulp and paper customers. Costs impacting the results of our sodium minerals and sulfur services segment include costs associated with processing and producing soda ash (and other alkali specialty products), NaHS and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore (including energy costs and employee compensation).
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

We also use our terminal facilities to take advantage of contango market conditions, to gather and market crude oil, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. In April 2020, crude oil price markets were in contango, so we anticipate that opportunities will exist to profit from this strategy for at least the next quarter.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gathering, marketing, and logistics revenue	$135,307	$191,531
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	19,861	17,095
Payments received under direct financing leases not included in income	2,238	2,028
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(111,494)	(167,378)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(18,493)	(18,718)
Other	680	1,045
Segment Margin	$28,099	$25,603

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	84,499	42,981
Jay	10,013	11,483
Mississippi	6,409	5,916
Louisiana (1)	162,736	95,824
Onshore crude oil pipelines total	263,657	156,204

CO2 pipeline (average Mcf/day):
Free State	134,834	105,991

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	26,118	33,752
Rail unload volumes	94,040	85,090
(1) Total daily volume for the three months ended March 31, 2020 include 44,322 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three months ended March 31, 2019 includes 52,302 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Onshore facilities and transportation Segment Margin for the first three months of 2020 increased by $2.5 million, or 10%, from the first three months of 2019. This increase is primarily due to increased volumes on our Texas and Louisiana crude oil pipeline systems, and slightly increased overall volumes at our rail unload facilities. During the 2020 Quarter, we were able to recognize incremental margin on the increased volumes on our Texas system as our main customer utilized all of its prepaid transportation credits during 2019. Additionally, our pipeline, rail and terminal assets in the Baton Rouge corridor had significantly higher volumes during the 2020 Quarter as the 2019 Quarter was negatively impacted by production curtailments imposed by the government of Alberta. These increases were partially offset by lower volumes at our Raceland rail facility during the 2020 Quarter. Due to the significant decline in crude oil prices and the collapse in the differential of Western Canadian Select (WCS) to the Gulf Coast, which has made crude-by-rail to the Gulf Coast uneconomic, we are currently anticipating volume throughput at our Baton Rouge facilities will be below our minimum take-or-pay levels throughout the rest of 2020 and we would expect to recognize our minimum volume commitment in segment margin during the related periods.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2020	2019
Revenues (in thousands):
Inland freight revenues	$27,572	$25,126
Offshore freight revenues	21,091	18,300
Other rebill revenues (1)	13,683	13,224
Total segment revenues	$62,346	$56,650

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$43,344	$43,718

Segment Margin (in thousands)	$19,002	$12,932

Fleet Utilization: (2)
Inland Barge Utilization	93.4%	96.6%
Offshore Barge Utilization	99.4%	96.3%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Marine transportation Segment Margin for the first three months of 2020 increased $6.1 million, or 47%, from the first three months of 2019. During the 2020 Quarter, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets along with reported utilization level of 99.4%. In our inland business, we continued to see increased day rates throughout the period which more than offset the slightly lower utilization reported. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.
Other Costs, Interest, and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2020	2019
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$10,793	$9,480
Segment	1,065	1,159
Long-term incentive compensation expense	(2,485)	930
Third party costs related to business development activities and growth projects	—	117
Total general and administrative expenses	$9,373	$11,686
Total general and administrative expenses decreased by $2.3 million during the 2020 period primarily due to the effects of changes in assumptions used to value our long-term incentive compensation awards. This was partially offset by overall increases in corporate general and administrative expenses.

Depreciation, depletion, and amortization expense

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Depreciation and depletion expense	$70,205	$72,991
Amortization expense	4,152	4,289
Amortization of CO2 volumetric production payments	—	358
Total depreciation, depletion and amortization expense	$74,357	$77,638
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Total depreciation, depletion, and amortization expense decreased $3.3 million during the 2020 Quarter. This decrease is primarily due to the 2019 Quarter including an increase in depreciation charges associated with one of our non-core gas offshore assets in which the abandonment timing was accelerated, and a slight decrease in amortization expense. This was partially offset by an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service during 2019 and 2020.
Interest expense, net

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$10,745	$14,158
Interest expense, senior unsecured notes	42,358	39,547
Amortization of debt issuance costs and discount	2,391	2,682
Capitalized interest	(529)	(686)
Net interest expense	$54,965	$55,701
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Net interest expense decreased $0.7 million during the 2020 Quarter primarily due to a lower average outstanding balance and interest rate on our revolving credit facility during the period. The decline in our interest rate during the 2020 Quarter is due to the decrease in LIBOR rates during the period, which is one of the main drivers of interest expense on our credit facility. These decreases were partially offset by higher interest expense during the period on our senior unsecured notes. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75% and we purchased and extinguished $527.9 million of our $750 million 2022 Notes that accrued interest at 6.75% on January 15, 2020 through our tender offer and we redeemed the remaining $222.1 million of our 2022 Notes on February 16, 2020.
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

Liquidity and Capital Resources
General
As of March 31, 2020, our balance sheet and liquidity position remained strong, including $721.5 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.

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
At March 31, 2020, our long-term debt totaled approximately $3.4 billion, consisting of $977.4 million outstanding under our credit facility (including $7.7 million borrowed under the inventory sublimit tranche) and $2.5 billion of senior unsecured notes, comprising $400 million carrying amount due on May 15, 2023, $349 million carrying amount due on June 15, 2024, $550 million carrying amount due October 2025, $447 million carrying amount due May 2026, and $750 million carrying amount due February 15, 2028.
On September 23, 2019, we announced the expansion of our existing Granger facility (the "Granger Optimization Project" or "GOP"). We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is mid to late 2023. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of March 31, 2020 we had issued $130 million of Alkali Holdings preferred units to be used to fund the construction. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
Equity Distribution Program and Shelf Registration Statements
We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of March 31, 2020, we had issued no units under this program.
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
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our credit facility and/or to fund a portion of our capital expenditures and asset retirement obligations (if any). Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the three months ended March 31, 2020 and March 31, 2019.
Net cash flows provided by our operating activities for the three months ended March 31, 2020 were $89.6 million compared to $114.0 million for the three months ended March 31, 2019. This decrease is primarily attributable to transaction costs incurred during the 2020 Quarter associated with the tender and redemption of our 2022 Notes.
Capital Expenditures, Distributions and Certain Cash Requirements
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, organic growth projects, maintenance capital expenditures and distributions we pay to our preferred and common unitholders. We finance maintenance capital expenditures and smaller organic growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and organic growth projects) with borrowings under our credit facility, equity issuances and/or issuances of senior unsecured notes. We currently plan to allocate a substantial portion of our excess cash flow to reduce the balance outstanding under our revolving credit facility and to opportunistically repurchase our outstanding senior unsecured notes.
Capital Expenditures
A summary of our expenditures for fixed assets, business and other asset acquisitions for the three months ended March 31, 2020 and March 31, 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$768	$433
Sodium minerals and sulfur services assets	4,575	8,048
Marine transportation assets	14,232	9,228
Onshore facilities and transportation assets	908	199
Information technology systems	75	141
Total maintenance capital expenditures	20,558	18,049
Growth capital expenditures:
Offshore pipeline transportation assets	259	25
Sodium minerals and sulfur services assets	10,400	14,658
Marine transportation assets	—	—
Onshore facilities and transportation assets	249	576
Information technology systems	1,178	—
Total growth capital expenditures	12,086	15,259
Total capital expenditures for fixed and intangible assets	32,644	33,308
Total capital expenditures	$32,644	$33,308

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is mid to late 2023. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of March 31, 2020 we had issued $130 million of Alkali Holdings preferred units to be used to fund the construction. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
Except for the Granger Optimization Project, we do not anticipate spending material growth capital expenditures on any individual projects during 2020.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the 2020 Quarter primarily relate to expenditures in our Alkali Business and in our marine transportation segment. Our Alkali Business, which is included in our sodium minerals and sulfur services segment, incurs expenditures to maintain its equipment and facilities due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned drydocks. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On May 15, 2020, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2020 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2020 to unitholders of record at the close of business on May 1, 2020.
Guarantor Summarized Financial Information
Our $2.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the "Guarantor Subsidiaries), except the subsidiaries that hold our Alkali Business (collectively, the "Alkali Subsidiaries"), Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the Services Agreement. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
The guarantees are senior unsecured obligations of each Guarantor Subsidiary and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor Subsidiary, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor Subsidiary. The guarantee of our senior unsecured notes by each Guarantor Subsidiary is subject to certain automatic customary releases, including in connection with the sale, disposition or transfer of all of the capital stock, or of all or substantially all of the assets, of such Guarantor Subsidiary to one or more persons that are not us or a restricted subsidiary, the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing our senior unsecured notes, the designation of such Guarantor Subsidiary as a non-guarantor restricted subsidiary or as an unrestricted subsidiary in accordance with the indentures governing our senior unsecured notes, the release of such Guarantor Subsidiary from its guarantee under our senior secured credit facility, or liquidation or dissolution of such Guarantor Subsidiary (collectively, the “Releases”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to Genesis Energy, L.P.

The rights of holders of our senior unsecured notes against the Guarantor Subsidiaries may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.
The following is the summarized financial information for Genesis Energy, L.P. and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions, which includes related receivable and payable balances, and the investment in and equity earnings from the Non-Guarantor Subsidiaries.

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	March 31, 2020	December 31, 2019
ASSETS:
Current assets	$251,305	$323,492
Fixed assets, net	3,504,222	3,538,450
Non-current assets	923,194	951,276

LIABILITIES AND CAPITAL:(1)
Current liabilities	230,092	292,941
Non-current liabilities	3,721,378	3,738,816
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Three Months Ended March 31, 2020	Twelve Months Ended December 31. 2019
Revenues	$357,658	$1,617,170
Operating costs	305,712	1,454,040
Operating income	51,946	163,130
Income before income taxes	24,907	566
Net income (loss) (1)	25,273	(122)
Less: Accumulated distributions to Class A Convertible Preferred Units	(18,684)	(74,467)
Net income (loss) available to common unitholders	6,589	(74,589)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
Excluded from non-current assets in the table above are $79.6 million and $76.2 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2020 and December 31, 2019, respectively.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$24,909	$15,954
Income tax (benefit) expense	(365)	402
Depreciation, depletion, amortization and accretion	75,978	79,937
Plus (minus) Select Items, net	4,806	12,016
Maintenance capital utilized (1)	(8,800)	(6,125)
Cash tax expense	(150)	(150)
Distributions to preferred unitholders	(18,684)	(6,138)
Redeemable noncontrolling interest redemption value adjustments (2)	4,086	—
Available Cash before Reserves	$81,780	$95,896

(1)
For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2020 Quarter and 2019 Quarter were $20.6 million and $18.0 million, respectively.

(2)	Includes PIK distributions attributable to the period and accretion on the redemption feature.

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

		Three Months Ended March 31,
		2020	2019
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$4,490	$(2,287)
	Adjustment regarding direct financing leases (2)	2,238	2,028
	Certain non-cash items:
	Unrealized (gains) losses on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	(31,002)	3,865
	Loss on debt extinguishment (4)	23,480	—
	Adjustment regarding equity investees (5)	6,406	4,828
	Other	(2,259)	2,161
	Sub-total Select Items, net (6)	3,353	10,595
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (7)	—	117
	Equity compensation adjustments	—	(137)
	Other	1,453	1,441
	Total Select Items, net (8)	$4,806	$12,016
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
(3) The 2020 Quarter includes a $32.5 million unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2019 Quarter includes a $3.0 million unrealized loss from the valuation of the embedded derivative.
(4) Includes our transaction costs associated with the tender of $527.9 million and redemption of $222.1 million of our 2022 Notes in the first quarter of 2020, along with the write-off of our unamortized issuance costs and discount associated with these notes.
(5) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6) Represents all Select Items applicable to Segment Margin and Available Cash before Reserves.
(7) Represents transaction costs relating to certain merger, acquisition, transition, and financing transactions incurred in advance of acquisition.
(8) Represents Select Items applicable to Available Cash before Reserves.

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
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
There have been no material changes to the commitments and obligations reflected in our Annual Report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, special purpose entities, or financing partnerships, other than as disclosed under “Contractual Obligations and Commercial Commitments” in our Annual Report, nor do we have any debt or equity triggers based upon our unit or commodity prices.
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, our expectations regarding the potential impact of the COVID-19 pandemic, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

•
demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, caustic soda and CO2, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, pandemics (including COVID-19), the actions of OPEC and other oil exporting nations, conservation and technological advances;

•	our ability to successfully execute our business and financial strategies;

•	the realized benefits of the preferred equity investment in Alkali Holdings by GSO or our ability to comply with the GOP agreements and maintain control over and ownership of the Alkali Business;

•	throughput levels and rates;

•	changes in, or challenges to, our tariff rates;

•
our ability to successfully identify and close strategic acquisitions on acceptable terms (including obtaining third-party consents and waivers of preferential rights), develop or construct infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;

•	service interruptions in our pipeline transportation systems, processing operations, or mining facilities;

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

•	the effects of production declines resulting from a suspension of drilling in the Gulf of Mexico or otherwise;

•	the effects of future laws and regulations;

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

•
the impact of natural disasters, pandemics (including COVID-19), epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;

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

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report . These risks may also be specifically described in our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 15 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to them and our management to allow timely decisions regarding required disclosures.
There were no changes during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in our Annual Report.
As part of the filing of this Form 10-Q, we intend to revise, clarify and supplement our risk factors, including those contained in the Annual Report. The risk factor below should be considered together with the other risk factors described in the Annual Report and filings with the SEC under the Securities Exchange Act of 1934, as amended, after the Annual Report.
For additional information about our risk factors, see Item 1A of our Annual Report, as well as any risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
The widespread outbreak of an illness, pandemic (like COVID-19) or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.
In December 2019, a novel strain of coronavirus (SARS-Cov-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption, including disruption to the oil and natural gas and industrial industries. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, petroleum products and industrial products, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas, petroleum products and industrial products (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. These potential impacts, while uncertain, could adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2020 Quarter.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Information regarding mine safety and other regulatory action at our mines in Green River and Granger, Wyoming is included in Exhibit 95 to this Form 10-Q.

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
	4.2
Fourteenth Supplemental Indenture for 7.750% Senior Notes Due 2028, dated as of January 16, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Associations, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K dated January 16, 2020, File No. 001-12295).

*	10.1
Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 25, 2020, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto.

*	22.1	List of Issuers and Guarantor Subsidiaries.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 6, 2020	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)