Form 10-Q
period 2020-06-30
GENESIS ENERGY LP
filed 2020-08-05
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 5, 2020.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,020	$29,128
Restricted cash	17,481	27,277
Accounts receivable - trade, net	238,300	417,002
Inventories	109,531	65,137
Other	79,458	54,530
Total current assets	472,790	593,074
FIXED ASSETS, at cost	5,188,913	5,540,596
Less: Accumulated depreciation	(1,238,006)	(1,246,121)
Net fixed assets	3,950,907	4,294,475
MINERAL LEASEHOLDS, net of accumulated depletion	554,021	555,825
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	102,738	107,702
EQUITY INVESTEES	322,412	334,523
INTANGIBLE ASSETS, net of amortization	131,969	138,927
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	166,016	177,071
OTHER ASSETS, net of amortization	66,625	94,085
TOTAL ASSETS	$6,069,437	$6,597,641
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$118,606	$218,737
Accrued liabilities	185,051	196,758
Total current liabilities	303,657	415,495
SENIOR SECURED CREDIT FACILITY	1,053,000	959,300
SENIOR UNSECURED NOTES, net of debt issuance costs	2,379,576	2,469,937
DEFERRED TAX LIABILITIES	12,770	12,640
OTHER LONG-TERM LIABILITIES	388,687	393,850
Total liabilities	4,137,690	4,251,222

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at June 30, 2020 and December 31, 2019	790,115	790,115
Redeemable noncontrolling interests, 131,750 and 130,000 preferred units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	133,378	125,133

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at June 30, 2020 and December 31, 2019	1,018,342	1,443,320
Accumulated other comprehensive loss	(8,188)	(8,431)
Noncontrolling interests	(1,900)	(3,718)
Total partners' capital	1,008,254	1,431,171
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,069,437	$6,597,641
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Offshore pipeline transportation	$64,964	$78,427	$143,393	$156,744
Sodium minerals and sulfur services	192,624	274,606	436,014	550,092
Marine transportation	56,720	58,706	119,066	115,356
Onshore facilities and transportation	74,159	223,046	229,917	432,602
Total revenues	388,467	634,785	928,390	1,254,794
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	43,447	167,050	155,399	335,155
Onshore facilities and transportation operating costs	18,238	19,175	36,486	38,827
Marine transportation operating costs	38,561	44,836	81,498	88,569
Sodium minerals and sulfur services operating costs	167,010	219,894	372,243	438,602
Offshore pipeline transportation operating costs	16,403	4,117	35,064	22,575
General and administrative	25,413	13,412	34,786	25,098
Depreciation, depletion and amortization	80,120	79,353	154,477	156,991
Impairment expense	277,495	—	277,495	—
Total costs and expenses	666,687	547,837	1,147,448	1,105,817
OPERATING INCOME (LOSS)	(278,220)	86,948	(219,058)	148,977
Equity in earnings of equity investees	12,618	15,046	26,777	28,043
Interest expense	(51,618)	(55,507)	(106,583)	(111,208)
Other income (expense)	(4,550)	(4,692)	5,708	(7,668)
Income (loss) before income taxes	(321,770)	41,795	(293,156)	58,144
Income tax expense	(795)	(143)	(430)	(545)
NET INCOME (LOSS)	(322,565)	41,652	(293,586)	57,599
Net loss (income) attributable to noncontrolling interests	10	(1,532)	26	(1,525)
Net income attributable to redeemable noncontrolling interests	(4,159)	—	(8,245)	—
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(326,714)	$40,120	$(301,805)	$56,074
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,099)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(345,398)	$21,436	$(339,173)	$18,975
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(2.82)	$0.17	$(2.77)	$0.15
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(322,565)	$41,652	$(293,586)	$57,599
Other comprehensive income:
Amortization of prior service cost	243	—	243	—
Total Comprehensive income (loss)	(322,322)	41,652	(293,343)	57,599
Comprehensive loss (income) attributable to noncontrolling interests	10	(1,532)	26	(1,525)
Comprehensive income attributable to redeemable noncontrolling interests	(4,159)	—	(8,245)	—
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(326,471)	$40,120	$(301,562)	$56,074
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, March 31, 2020	122,579	$1,382,126	$(2,357)	$(8,431)	$1,371,338
Net loss	—	(326,714)	(10)	—	(326,724)
Cash distributions to partners	—	(18,386)	—	—	(18,386)
Cash contributions from noncontrolling interests	—	—	467	—	467
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2019	122,579	$1,621,314	$(10,601)	$939	$1,611,652
Net income	—	40,120	1,532	—	41,652
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	620	—	620
Distributions to Class A Convertible Preferred unitholders	—	(18,416)	—	—	(18,416)
Partners' capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2020	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net loss	—	(301,805)	(26)	—	(301,831)
Cash distributions to partners	—	(85,805)	—	—	(85,805)
Cash contributions from noncontrolling interests	—	—	1,844	—	1,844
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners' capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income	—	56,074	1,525	—	57,599
Cash distributions to partners	—	(134,838)	—	—	(134,838)
Cash contributions from noncontrolling interests	—	—	1,230	—	1,230
Distributions to Class A Convertible Preferred unitholders	—	(36,436)	—	—	(36,436)
Partners' capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(293,586)	$57,599
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	154,477	156,991
Impairment expense	277,495	—
Amortization and write-off of debt issuance costs and discount	14,971	5,370
Amortization of unearned income and initial direct costs on direct financing leases	(5,802)	(6,227)
Payments received under direct financing leases	10,334	10,334
Equity in earnings of investments in equity investees	(26,777)	(28,043)
Cash distributions of earnings of equity investees	25,923	27,735
Non-cash effect of long-term incentive compensation plans	(3,647)	3,822
Deferred and other tax liabilities	130	335
Unrealized (gains) losses on derivative transactions	(9,811)	13,304
Cancellation of debt income	(19,725)	—
Other, net	8,662	(7,703)
Net changes in components of operating assets and liabilities (Note 14)	19,518	(37,907)
Net cash provided by operating activities	152,162	195,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(69,438)	(68,666)
Cash distributions received from equity investees - return of investment	13,036	10,811
Proceeds from asset sales	304	861
Net cash used in investing activities	(56,098)	(56,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	684,500	387,000
Repayments on senior secured credit facility	(590,800)	(390,100)
Proceeds from issuance of senior unsecured notes due 2028	750,000	—
Repayment of senior unsecured notes	(820,713)	—
Debt issuance costs	(13,297)	—
Contributions from noncontrolling interests	1,844	1,230
Distributions to common unitholders	(85,805)	(134,838)
Distributions to preferred unitholders	(37,368)	(6,138)
Other, net	4,671	3,509
Net cash used in financing activities	(106,968)	(139,337)
Net decrease in cash, restricted cash, and cash equivalents	(10,904)	(721)
Cash, restricted cash and cash equivalents at beginning of period	56,405	10,300
Cash, restricted cash and cash equivalents at end of period	$45,501	$9,579
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
        We currently manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as processing of high sulfur (or "sour") gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or "NaHS", commonly pronounced "nash");
•Onshore facilities and transportation, which include terminalling, blending, storing, marketing, and transporting crude oil, petroleum products, and CO2; and
•Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
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
Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel restrictions that are expected to continue in the near future. Our results for the second quarter of 2020 were negatively impacted, primarily through lower volumes and demand for our assets, by the macroeconomic conditions and current operating environment. We considered the impact of lower commodity prices and Covid-19 on the assumptions and estimates reflected in our financial statements. As a result, we concluded that the net fixed assets and right of use assets, net associated with our rail logistics business, which is included within our onshore facilities and transportation segment, was impaired and we recognized a non-cash impairment expense of $277.5 million to reduce the carrying value of the associated assets to their estimated realizable value (refer to Note 6 for additional discussion).

In response to the pandemic and as part of our overall cost savings strategy, we recorded a one-time charge of approximately $13 million associated with restructuring and severance expenses incurred during the period. We believe we are still well positioned and have adequate liquidity, especially when considering our cash obligations, to operate through the rest of the pandemic and continue our natural path of deleveraging our balance sheet. See further discussion on Covid-19 in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. Recent Accounting Developments
Recently Adopted
        We have adopted guidance under ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as of January 1, 2020 . The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to our consolidated financial statements as of the adoption date and for the three and six months ended June 30, 2020.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$64,964	$—	$56,720	$21,845	$143,529
Product Sales	—	172,410	—	52,314	224,724
Refinery Services	—	20,214	—	—	20,214
	$64,964	$192,624	$56,720	$74,159	$388,467

	Three Months Ended June 30, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$78,427	$—	$58,706	$37,764	$174,897
Product Sales	—	252,089	—	185,282	437,371
Refinery Services	—	22,517	—	—	22,517
	$78,427	$274,606	$58,706	$223,046	$634,785

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$143,393	$—	$119,066	$62,835	$325,294
Product Sales	—	387,776	—	167,082	554,858
Refinery Services	—	48,238	—	—	48,238
	$143,393	$436,014	$119,066	$229,917	$928,390

	Six Months Ended June 30, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$156,744	$—	$115,356	$75,776	$347,876
Product Sales	—	509,932	—	356,826	866,758
Refinery Services	—	40,160	—	—	40,160
	$156,744	$550,092	$115,356	$432,602	$1,254,794

        The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

Contract Assets and Liabilities
        The table below depicts our contract asset and liability balances at December 31, 2019 and June 30, 2020:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2019	$21,912	$54,232	$2,896	$23,170
Balance at June 30, 2020	35,913	28,013	3,081	21,597

Transaction Price Allocations to Remaining Performance Obligations
        We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2020. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2020	$36,542	$31,735
2021	60,357	22,271
2022	70,546	4,703
2023	59,698	—
2024	53,778	—
Thereafter	156,136	—
Total	$437,057	$58,709

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
        Our Right of Use Assets, net balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our remaining provision for each period presented for our cease-use provision for railcars no longer in use. Our short-term and long-term lease liabilities are recorded within "Accrued liabilities" and "Other long-term liabilities," respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
        We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
        We act as a lessor in our revenue contract associated with the M/T American Phoenix, included in our marine transportation segment, and on our Free State pipeline system, included in our onshore facilities and transportation segment. These revenues are recorded within its respective segment's revenues in the Unaudited Condensed Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
M/T American Phoenix	$6,734	$6,734	$13,377	$13,394
Free State Pipeline	1,499	1,272	3,422	2,884
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        The following table details the fixed lease payments we will receive for our lessor arrangements as of June 30, 2020:

	Operating Leases		Direct Financing Lease
Maturity of Lessor Receipts	Marine Transportation	Onshore Facilities and Transportation	Onshore Facilities and Transportation
Remainder of 2020	$6,660	$600	$10,334
2021	—	1,200	20,668
2022	—	1,200	20,668
2023	—	1,200	20,668
2024	—	1,200	20,668
Thereafter	—	4,100	72,336
Total Lease Receipts	6,660	9,500	165,342
Less: Interest	—	—	(52,841)
Total Net Lease Receipts	$6,660	$9,500	$112,501
        The present value of our lease receivables for our direct finance lease includes a current portion of $9.8 million, which is recorded in other current assets on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020.

5. Inventories
The major components of inventories were as follows:

	June 30, 2020	December 31, 2019
Petroleum products	$4,235	$2,721
Crude oil	35,676	5,271
Caustic soda	4,973	5,965
NaHS	14,757	10,845
Raw materials - Alkali operations	7,320	6,238
Work-in-process - Alkali operations	12,784	8,579
Finished goods, net - Alkali operations	16,614	14,168
Materials and supplies, net - Alkali operations	13,172	11,350
Total	$109,531	$65,137

        Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories was adjusted $3.7 million below cost as of June 30, 2020, with no such adjustment as of December 31, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	June 30, 2020	December 31, 2019
Crude oil pipelines and natural gas pipelines and related assets	$2,883,553	$2,891,489
Alkali facilities, machinery, and equipment	600,325	591,547
Onshore facilities, machinery, and equipment	264,208	640,376
Transportation equipment	18,728	19,864
Marine vessels	991,623	979,171
Land, buildings and improvements	217,719	238,451
Office equipment, furniture and fixtures	22,001	22,645
Construction in progress	148,865	115,162
Other	41,891	41,891
Fixed assets, at cost	5,188,913	5,540,596
Less: Accumulated depreciation	(1,238,006)	(1,246,121)
Net fixed assets	$3,950,907	$4,294,475

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2020	December 31, 2019
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(11,998)	(10,194)
Mineral leaseholds, net of accumulated depletion	$554,021	$555,825

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$75,089	$73,206	$144,331	$144,878
Depletion expense	841	965	1,804	2,284

During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation has become uneconomic for producers and the current demand and outlook for our rail logistics assets has declined. Due to this, we identified a triggering event that required us to perform an impairment test.
For our recoverability test, we utilized management's estimates, including current contractual commitments, for our future cash inflows, and our costs and expenses were determined based on the estimated fixed and variable requirements to operate and maintain the related assets. As our rail logistics asset groups did not pass the initial recoverability assessment, we subsequently performed a fair value calculation using a discounted cash flow model under the income approach. As a result of this test, we recognized impairment expense of $277.5 million associated with the rail logistics assets in our onshore facilities and transportation segment, as the carrying value of our assets exceeded the estimated realizable value, including $272.7 million of net fixed assets and $4.8 million of right of use assets, net on the Unaudited Condensed Consolidated Balance Sheet.
The fair value estimates used in the long-lived asset test were primarily based on level 3 inputs of the fair value hierarchy.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
        We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2019:

ARO liability balance, December 31, 2019	$175,081
Accretion expense	4,510
Changes in estimate	560
Settlements	(9,851)
ARO liability balance, June 30, 2020	$170,300
        Of the ARO balances disclosed above, $11.6 million and $26.6 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, respectively. The remainder of the ARO liability as of June 30, 2020 and December 31, 2019 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
        With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2020	$4,868
	2021	$9,497
	2022	$9,513
	2023	$10,183
	2024	$10,900
        Certain of our unconsolidated affiliates have AROs recorded at June 30, 2020 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2020 and December 31, 2019, the unamortized excess cost amounts totaled $343.1 million and $350.9 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Genesis’ share of operating earnings	$16,490	$18,918	$34,522	$35,788
Amortization of excess purchase price	(3,872)	(3,872)	(7,745)	(7,745)
Net equity in earnings	$12,618	$15,046	$26,777	$28,043
Distributions received	$18,394	$20,721	$38,959	$38,546

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	June 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets
Current assets	$19,440	$30,307
Fixed assets, net	179,471	187,091
Other assets	1,933	2,113
Total assets	$200,844	$219,511
Liabilities and equity
Current liabilities	$11,385	$15,558
Other liabilities	238,223	245,976
Equity	(48,764)	(42,023)
Total liabilities and equity	$200,844	$219,511

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INCOME STATEMENT DATA:
Revenues	$30,419	$34,387	$63,311	$65,439
Operating income	$21,922	$25,655	$45,528	$47,960
Net income	$20,636	$23,295	$42,219	$43,145

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$27,800	$25,752	$2,048	$27,800	$23,033	$4,767
Offshore pipeline contract intangibles	158,101	40,912	117,189	158,101	36,752	121,349
Other	26,045	13,313	12,732	34,291	21,480	12,811
Total	$211,946	$79,977	$131,969	$220,192	$81,265	$138,927

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets	$4,146	$4,812	$8,262	$9,101

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2020	$7,355
	2021	$10,553
	2022	$10,394
	2023	$10,126
	2024	$9,811
9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$1,053,000	$—	$1,053,000	$959,300	$—	$959,300
6.750% senior unsecured notes due 2022	—	—	—	750,000	9,349	740,651
6.000% senior unsecured notes due 2023	398,905	3,015	395,890	400,000	3,557	396,443
5.625% senior unsecured notes due 2024	341,135	3,391	337,744	350,000	3,923	346,077
6.500% senior unsecured notes due 2025	535,498	6,241	529,257	550,000	7,020	542,980
6.250% senior unsecured notes due 2026	406,980	5,179	401,801	450,000	6,214	443,786
7.750% senior unsecured notes due 2028	727,044	12,160	714,884	—	—	—
Total long-term debt	$3,462,562	$29,986	$3,432,576	$3,459,300	$30,063	$3,429,237
(1) Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $6.0 million and $7.6 million as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.50% to 3.00% on Eurodollar borrowings and from 0.50% to 2.00% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2020, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.50% to 3.00% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At June 30, 2020, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At June 30, 2020, our commitment fee rate on the unused committed amount was 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        On March 25, 2020, we amended our credit agreement. This amendment, among other things, (i) sets the maximum Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) at 3.25 to 1.00 throughout the remaining term of the facility, and (ii) allows us to purchase certain of our outstanding senior unsecured notes, subject to certain customary conditions.
On July 24, 2020, we further amended our credit agreement. The amendment increases our Consolidated Leverage Ratio from 5.50X to 5.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 5.50X for the remaining term of the agreement. Additionally, it decreases our Consolidated Interest Coverage Ratio from 3.0X to 2.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 3.0X for the remaining term of the agreement.
At June 30, 2020, we had $1,053.0 million borrowed under our $1.7 billion credit facility, with $32.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at June 30, 2020. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2020 was $645.9 million, subject to compliance with covenants.
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
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750.0 million in aggregate principal amount of our 7.75% senior unsecured notes due February 15, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $736.7 million net of issuance costs incurred. The net proceeds were used to purchase $527.9 million of our existing 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”), including the related accrued interest and tender premium on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 senior unsecured notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded as "Other income (expense)" in our Unaudited Consolidated Statements of Operations for the six months ended June 30, 2020.
During 2020, we repurchased certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $18.5 million and $19.7 million for the three and six months ended June 30, 2020, respectively. These are recorded within "Other income (expense)" in our Unaudited Consolidated Statements of Operations.

10. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2020, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions
We paid or will pay the following distributions to our common unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.5500	$67,419
2nd Quarter	August 14, 2019		$0.5500	$67,419
3rd Quarter	November 14, 2019		$0.5500	$67,419
4th Quarter	February 14, 2020		$0.5500	$67,419
2020
1st Quarter	May 15, 2020		$0.1500	$18,387
2nd Quarter	August 14, 2020	(1)	$0.1500	$18,387
(1) This distribution was declared on July 8, 2020 and will be paid to unitholders of record as of July 31, 2020.

Class A Convertible Preferred Units
At June 30, 2020 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
Accounting for the Class A Convertible Preferred Units
        Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. Because our Class A Convertible Preferred Units are not currently redeemable and we do not have plans or expect any events that constitute a change of control in our partnership agreement, we present our Class A Convertible Preferred Units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our Class A Convertible Preferred Units.
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

        Net Income (Loss) Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $18.7 million and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$37.4 million for the three and six months ended June 30, 2020, and $18.7 million and $37.1 million for the three and six months ended June 30, 2019.

        We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.7374	$18,684
4th Quarter	February 14, 2020		$0.7374	$18,684
2020
1st Quarter	May 15, 2020		$0.7374	$18,684
2nd Quarter	August 14, 2020	(1)	$0.7374	$18,684
(1) This distribution was declared on July 8, 2020 and will be paid to unitholders of record as of July 31, 2020.

Redeemable Noncontrolling Interests
        On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively "GSO") purchased $55,000,000 (or 55,000 Alkali preferred units) and committed to purchase up to $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. In consideration for the amendment, we issued 1,750 Alkali preferred units to GSO, which was accounted for as issuance costs.
As of June 30, 2020, we have received cash of $122.9 million for the 131,750 Alkali Holdings preferred units issued to date net of issuance costs, which is inclusive of our transaction related expenses and one-time commitment fee.
Accounting for Redeemable Noncontrolling Interests
        Classification
        The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
        Initial and Subsequent Measurement
        We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of June 30, 2020 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Income (Loss) Attributable to Genesis Energy, L.P. for the three months ended June 30, 2020 includes $4.2 million of adjustments, of which $3.4 million was allocated to the PIK distributions on the outstanding Alkali Holdings preferred units and $0.8 million was attributable to redemption accretion value adjustments. Additionally, Net Income (Loss) Attributable to Genesis Energy, L.P. for the six months ended June 30, 2020 includes $8.2 million of adjustments, of which $6.7 million was allocated to the PIK distributions and $1.5 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended June 30, 2020 in-kind to our Alkali Holdings preferred unitholders. These PIK distributions increase the unitholders liquidation preference on each Alkali Holdings preferred unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of June 30, 2020, the redemption amount would be equal to $194.7 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.
        The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2019 to June 30, 2020:

Balance as of December 31, 2019	$125,133
PIK distributions	6,708
Redemption accretion	1,537
Balance as of June 30, 2020	$133,378

11. Net Income (Loss) Per Common Unit
        Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
        The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and six months ended June 30, 2020, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
        The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to Genesis Energy L.P.	$(326,714)	$40,120	$(301,805)	$56,074
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,099)
Net Income (Loss) Available to Common Unitholders	$(345,398)	$21,436	$(339,173)	$18,975

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$(2.82)	$0.17	$(2.77)	$0.15

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Business Segment Information
        We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as processing high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, NaHS;
•Onshore facilities and transportation – terminalling, blending, storing, marketing and transporting crude oil, petroleum products (primarily fuel oil, asphalt, and other heavy refined products) and CO2 ;and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended June 30, 2020
Segment margin (a)	$75,148	$24,824	$21,215	$18,138	$139,325
Capital expenditures (b)	$1,983	$33,462	$829	$3,493	$39,767
Revenues:
External customers	$64,964	$194,543	$74,690	$54,270	$388,467
Intersegment (c)	—	(1,919)	(531)	2,450	$—
Total revenues of reportable segments	$64,964	$192,624	$74,159	$56,720	$388,467
Three Months Ended June 30, 2019
Segment margin (a)	$76,528	$57,705	$35,920	$13,959	$184,112
Capital expenditures (b)	$2,521	$26,137	$3,009	$7,696	$39,363
Revenues:
External customers	$78,427	$276,513	$223,778	$56,067	$634,785
Intersegment (c)	—	(1,907)	(732)	2,639	$—
Total revenues of reportable segments	$78,427	$274,606	$223,046	$58,706	$634,785
Six Months Ended June 30, 2020
Segment Margin (a)	$160,394	$61,765	$49,314	$37,140	$308,613
Capital expenditures (b)	$3,010	$48,437	$1,986	$17,725	$71,158
Revenues:
External customers	$143,393	$440,078	$231,489	$113,430	$928,390
Intersegment (c)	—	(4,064)	(1,572)	5,636	$—
Total revenues of reportable segments	$143,393	$436,014	$229,917	$119,066	$928,390
Six Months Ended June 30, 2019
Segment Margin (a)	$152,918	$116,344	$61,523	$26,891	$357,676
Capital expenditures (b)	$2,979	$48,843	$3,784	$16,924	$72,530
Revenues:
External customers	$156,744	$553,862	$434,803	$109,385	$1,254,794
Intersegment (c)	—	(3,770)	(2,201)	5,971	$—
Total revenues of reportable segments	$156,744	$550,092	$432,602	$115,356	$1,254,794

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        Total assets by reportable segment were as follows:

	June 30, 2020	December 31, 2019
Offshore pipeline transportation	$2,230,159	$2,306,946
Sodium minerals and sulfur services	1,976,792	2,019,905
Onshore facilities and transportation	1,083,460	1,457,190
Marine transportation	739,073	772,383
Other assets	39,953	41,217
Total consolidated assets	$6,069,437	$6,597,641
(a)A reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P. for the periods is presented below.
(b)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(c)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Segment Margin	$139,325	$184,112	$308,613	$357,676
Corporate general and administrative expenses	(24,867)	(13,502)	(31,359)	(24,602)
Depreciation, depletion, amortization and accretion	(82,580)	(66,104)	(158,558)	(146,041)
Interest expense	(51,618)	(55,507)	(106,583)	(111,208)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(5,776)	(5,675)	(12,182)	(10,503)
Other non-cash items (2)	(23,291)	(11,012)	8,777	(17,103)
Cash payments from direct financing leases in excess of earnings	(2,294)	(2,079)	(4,532)	(4,107)
Cancellation of debt income (3)	18,532	—	19,725	—
Loss on extinguishment of debt (3)	—	—	(23,480)	—
Differences in timing of cash receipts for certain contractual arrangements (4)	(11,638)	9,848	(16,128)	12,135
Impairment expense (5)	(277,495)	—	(277,495)	—
Provision for leased items no longer in use	(58)	182	72	372
Redeemable noncontrolling interest redemption value adjustments (6)	(4,159)	—	(8,245)	—
Income tax expense	(795)	(143)	(430)	(545)
Net income (loss) attributable to Genesis Energy, L.P.	$(326,714)	$40,120	$(301,805)	$56,074
(1) Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)  The three and six months ended June 30, 2020 include a $21.8 million unrealized loss and $10.7 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2019 include a $4.7 million unrealized loss and $7.7 million unrealized loss, respectively, from the valuation of the embedded derivative. Refer to Note 16 for details.
(3)  Refer to Note 9 for details surrounding the extinguishment of our 2022 notes and note repurchases.
(4) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5) Refer to Note 6 for details surrounding impairment expense.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenues from services and fees to Poseidon(1)	$3,035	$3,236	$6,182	$6,401
Revenues from product sales to ANSAC	48,695	81,784	121,774	172,463
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon(1)	249	255	503	502
Charges for services from ANSAC	629	1,279	1,461	2,336
(1)We own a 64% interest in Poseidon

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

Poseidon
        At June 30, 2020 and December 31, 2019, Poseidon owed us $1.5 million and $2.4 million, respectively, for services rendered.
        We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2020 reflect $2.3 million and $4.6 million, respectively. Our revenues for the three and six months ended June 30, 2019 reflect $2.2 million and $4.5 million, respectively of fees we earned through the provision of services under that agreement.

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
        ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of June 30, 2020, such amount is not estimable.
        Net Sales to ANSAC were $48.7 million and $121.8 million during the three and six months ended June 30, 2020 and were $81.8 million and $172.5 million during the three and six months ended June 30, 2019. The costs charged to us by ANSAC, included in operating costs, were $0.6 million and $1.5 million during the three and six months ended June 30, 2020 and were $1.3 million and $2.3 million during the three and six months ended June 30, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Receivables:
ANSAC	$45,973	$68,075
Payables:
ANSAC	$630	$2,103

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2020	2019
(Increase) decrease in:
Accounts receivable	$178,509	$34,843
Inventories	(44,394)	(11,298)
Deferred charges	9,240	463
Other current assets	(9,919)	(14,804)
Decrease in:
Accounts payable	(93,080)	(5,705)
Accrued liabilities	(20,838)	(41,406)
Net changes in components of operating assets and liabilities	$19,518	$(37,907)
Payments of interest and commitment fees were $97.8 million and $107.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We capitalized interest of $1.0 million and $1.7 million during the six months ended June 30, 2020 and June 30, 2019, respectively.
At June 30, 2020 and June 30, 2019, we had incurred liabilities for fixed and intangible asset additions totaling $25.5 million and $15.1 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
        At June 30, 2020, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	745	—
Weighted average contract price per bbl	$35.40	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	460	333
Weighted average contract price per bbl	$35.77	$37.86
Natural gas swaps:
Contract volumes (10,000 MMBTU)	412	—
Weighted average price differential per MMBTU	$0.31	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	46	455
Weighted average contract price per MMBTU	$1.82	$2.40
Crude oil options:
Contract volumes (1,000 bbls)	27	5
Weighted average premium received/paid	$5.72	$12.22
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2020 and December 31, 2019:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2020	December 31, 2019
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$921	$207
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(921)	(207)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	937	1,382
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$283	$4
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(283)	(4)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(40,809)	(51,515)
Natural Gas Swap (undesignated hedge)	Accrued Liabilities	(67)	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,155)	$(2,079)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	3,155	1,064
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$(1,015)
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,282)	$(50)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	3,282	50
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
 (1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2020, we had a net broker receivable of approximately $7.8 million (consisting of initial margin of $6.8 million increased by $1.0 million of variation margin).  As of December 31, 2019, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $0.8 million increased by $0.1 million of variation margin).  At June 30, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
        A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Income (Expense) in our Unaudited Condensed Consolidated Statement of Operations. At June 30, 2020, the fair value of this embedded derivative was a liability of $40.8 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(10,936)	$23	$(10,207)	$(719)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(2,642)	(1,399)	(4,017)	(8,091)
Total commodity derivatives		$(13,578)	$(1,376)	$(14,224)	$(8,810)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$983	$(284)	$551	$1,235

Preferred Distribution Rate Reset Election	Other income (expense)	$(21,839)	$(4,692)	$10,706	$(7,668)
16. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:
(1)Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;
(2)Level 2 fair values are based on pricing inputs other than quoted prices in active markets for identical assets and liabilities and are either directly or indirectly observable as of the measurement date; and
(3)Level 3 fair values are based on unobservable inputs in which little or no market data exists.

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Fair Value at			Fair Value at
	June 30, 2020			December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,204	$937	$—	$211	$1,382	$—
Liabilities	$(6,437)	$(67)	$—	$(2,129)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(40,809)	$—	$—	$(51,515)

Rollforward of Level 3 Fair Value Measurements

        The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Six Months Ended June 30,
2020
Balance as of December 31, 2019	$(51,515)
Unrealized gain for the period included in earnings	10,706
Balance as of June 30, 2020	$(40,809)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2020.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, credit spread, default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at June 30, 2020. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. During second quarter of 2020, we recorded an unrealized loss of $21.8 million, while in the first quarter of 2020, we recorded an unrealized gain of $32.5 million, due to the significant changes and fluctuations in the energy industry credit markets and our common unit price during the period. These effects are recorded within "Other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2020 our senior unsecured notes had a carrying value of $2.4 billion and fair value of $2.2 billion compared to a carrying value and fair value of $2.5 billion at December 31, 2019. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview

We reported Net Loss Attributable to Genesis Energy, L.P. of $326.7 million during the three months ended June 30, 2020 (“2020 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $40.1 million during the three months ended June 30, 2019 (“2019 Quarter”). Net Loss Attributable to Genesis Energy, L.P. in the 2020 Quarter was negatively impacted, relative to the 2019 Quarter, by: (i) impairment expense of $277.5 million associated with the rail logistics assets included within our onshore and facilities segment; (ii) lower segment margin of $44.8 million; (iii) an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $21.8 million compared to an unrealized (non-cash) loss of $4.7 million during the 2019 Quarter (which is recorded within "other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations); (iv) higher general and administrative expenses primarily due to a one-time charge of approximately $13 million associated with certain severance and restructuring costs; and (v) lower non-cash revenues of $21.5 million within our offshore pipeline transportation and onshore facilities and transportation segments as a result of how we recognize revenue in accordance with GAAP on certain contracts. Additionally, the 2019 Quarter included positive changes in estimated abandonment costs for certain of our non-operating offshore gas assets of $15.7 million (which is recorded within "offshore pipeline transportation operating costs" on the Unaudited Condensed Consolidated Statements of Operations). These decreases were partially offset by cancellation of debt income of $18.5 million associated with the open market repurchase and extinguishment of certain of our senior unsecured notes and lower interest expense of $3.9 million during the 2020 Quarter.
Cash flow from operating activities was $62.6 million for the 2020 Quarter compared to $81.6 million for the 2019 Quarter. This decrease is primarily attributable to lower segment margin during the 2020 Quarter partially offset by positive working capital changes.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $50.4 million for the 2020 Quarter, a decrease of $43.1 million, or 46.1%, from the 2019 Quarter, primarily due to a decline in our reported Segment Margin. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $139.3 million for the 2020 Quarter, a decrease of $44.8 million, or 24%, from the 2019 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
        See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
        Distribution
In July 2020, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2020 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2020 to unitholders of record at the close of business on July 31, 2020.

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
        We have a designated internal management team to provide resources, updates, and support to our entire workforce during this pandemic, while maintaining a focus to ensure the safety and well-being of our employees, the families of our employees, and the communities in which our businesses operate. We will continue to act in the best interests of our employees, stakeholders, customers, partners, and suppliers and make any necessary changes as required by federal, state, or local authorities as we continue to actively monitor the situation.
        Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel restrictions that are expected to continue in the near future. Additionally, actions taken by OPEC and other oil exporting nations beginning in early March 2020 caused additional significant declines and volatility in the price of oil and gas. These low and volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from Covid-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
        Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted during the 2020 Quarter (which is further discussed in Results from Operations on a segment by segment basis). As a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we recorded a non-cash impairment charge of $277.5 million in our onshore facilities and transportation segment. We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in further impairment charges that could be material to our results of operations.
Although the potential future limitations and impact of Covid-19 are still unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time (and we expect a similar impact on demand when global restrictions are in place limiting the economy and industrial product use), we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which included the reduction of our distribution to common unitholders. We also took the opportunity to repurchase certain of our senior unsecured notes on the open market for a gain of $18.5 million during the 2020 Quarter, which allowed us to reduce our overall outstanding indebtedness and related interest charges. Additionally, given the current operating environment and our overall cost savings initiative, we recorded a one-time charge of approximately $13 million associated with certain severance and restructuring expenses. During April 2020, we also amended our agreements with GSO associated with the expansion of our Granger soda ash facility to, among other things, extend the construction timeline of the project by as much as one year.

Results of Operations
Revenues and Costs and Expenses
        Our revenues for the 2020 Quarter decreased $246.3 million, or 39%, from the 2019 Quarter and our total costs and expenses (excluding impairment expense) as presented on the Unaudited Condensed Consolidated Statements of Operations decreased $158.6 million, or 29%, between the two periods, with a net change to our operating income of $87.7 million. During the 2020 Quarter, we reported a decrease in segment margin of $44.8 million, an increase to general and administrative expenses primarily due to a one-time charge of approximately $13 million associated with certain severance and restructuring expenses, and an increase to offshore pipeline transportation operating costs of $12.3 million, which is primarily due to the 2019 Quarter including positive changes in estimated abandonment costs for certain of our non-operating offshore gas assets of $15.7 million. Additionally, non-cash revenues within our offshore pipeline transportation and onshore facilities and transportation segments were $21.5 million lower in the 2020 Quarter due to how we recognize recognize in accordance with GAAP on certain contracts. We describe the impact on revenues and costs from each of our businesses below.
        A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our crude oil marketing business, which is included in the onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in the sodium minerals and sulfur services segment. The decrease in our revenues and our costs and expenses between the 2020 Quarter and the 2019 Quarter is primarily attributable to: (i) decreases in crude oil and petroleum product prices and, to an extent, sales volumes; and (ii) lower sales volumes in our sodium minerals and sulfur services segment due to lower economic and market demand as a result of Covid-19 and lower contractual export pricing as it relates to our Alkali Business.
        As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 53% to $27.85 per barrel in the 2020 Quarter, as compared to $59.79 per barrel in the 2019 Quarter. Additionally, impacts from Covid-19 along with actions taken by OPEC and other oil exporting nations beginning in early March 2020 caused additional significant price declines and volatility in oil and gas prices. These low and volatile commodity prices are expected to continue at least for the near term and possibly longer. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
        As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Typically, our selling prices for volumes sold internationally and through ANSAC are contracted for the current year (in a majority of cases, annually) in the prior December and January of the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net Income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2020 Quarter as noted above, we had negative effects to our revenues (with a lesser impact to costs) due to lower export pricing and lower sales volumes of soda ash during the 2020 Quarter as a result of lower economic and market demand. For additional information, see our segment-by-segment analysis below.
        In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of billions of dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which is one of the leading producers and marketers of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of over 95% of the volumes transported on our onshore crude pipelines, and refiners contract for over 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
        Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
        The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Offshore pipeline transportation	$75,148	$76,528	$160,394	$152,918
Sodium minerals and sulfur services	24,824	57,705	61,765	116,344
Onshore facilities and transportation	21,215	35,920	49,314	61,523
Marine transportation	18,138	13,959	37,140	26,891
Total Segment Margin	$139,325	$184,112	$308,613	$357,676
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

        A reconciliation of total Segment Margin to Net Income (Loss) Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Segment Margin	$139,325	$184,112	$308,613	$357,676
Corporate general and administrative expenses	(24,867)	(13,502)	(31,359)	(24,602)
Depreciation, depletion, amortization and accretion	(82,580)	(66,104)	(158,558)	(146,041)
Interest expense	(51,618)	(55,507)	(106,583)	(111,208)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(5,776)	(5,675)	(12,182)	(10,503)
Other non-cash items (2)	(23,291)	(11,012)	8,777	(17,103)
Cash payments from direct financing leases in excess of earnings	(2,294)	(2,079)	(4,532)	(4,107)
Cancellation of debt income	18,532	—	19,725	—
Provision for leased items no longer in use	(58)	182	72	372
Differences in timing of cash receipts for certain contractual arrangements (3)	(11,638)	9,848	(16,128)	12,135
Loss on debt extinguishment (4)	—	—	(23,480)	—
Impairment expense	(277,495)	—	(277,495)	—
Redeemable noncontrolling interest redemption value adjustments (5)	(4,159)	—	(8,245)	—
Income tax expense	(795)	(143)	(430)	(545)
Net Income (Loss) Attributable to Genesis Energy, L.P.	$(326,714)	$40,120	$(301,805)	$56,074
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2020 include a $21.8 million unrealized loss and $10.7 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2019 include a $4.7 million unrealized loss and $7.7 million unrealized loss, respectively, from the valuation of the embedded derivative.
(3)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(4)Includes our transaction costs associated with the tender of $527.9 million and redemption of $222.1 million of our 2022 Notes in the first quarter of 2020, along with the write-off of our unamortized issuance costs and discount associated with these notes.
(5) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
        Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$61,003	$59,976	$130,584	$124,170
Offshore natural gas pipeline revenue, excluding non-cash revenues	10,302	13,415	23,639	24,348
Offshore pipeline operating costs, excluding non-cash expenses	(14,010)	(17,159)	(31,742)	(33,238)
Distributions from equity investments (1)	17,853	20,296	37,913	37,638
Offshore pipeline transportation Segment Margin	$75,148	$76,528	$160,394	$152,918

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	196,962	228,931	219,572	235,307
Poseidon	253,341	264,802	266,261	259,167
Odyssey	114,006	150,039	133,375	150,953
GOPL (3)	2,631	11,990	4,940	10,173
Total crude oil offshore pipelines	566,940	655,762	624,148	655,600

Natural gas transportation volumes (MMBtus/d)	329,876	445,734	375,283	432,888

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	196,962	228,931	219,572	235,307
Poseidon	162,138	169,473	170,407	165,867
Odyssey	33,062	43,511	38,679	43,776
GOPL (3)	2,631	11,990	4,940	10,173
Total crude oil offshore pipelines	394,793	453,905	433,598	455,123

Natural gas transportation volumes (MMBtus/d)	106,919	174,490	127,695	167,748
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2020 and 2019, respectively.
(2)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Offshore pipeline transportation Segment Margin for the 2020 Quarter decreased $1.4 million, or 2%, from the 2019 Quarter, primarily due to lower volumes on our crude oil and natural gas pipeline systems. These lower volumes are attributable to planned downtime, which in some cases was extended due to the economic environment, certain producer shut-ins (specifically in May) that impacted the throughput on our crude oil systems, and weather interruptions from Tropical Storm Cristobal. For the most part, the production from these fields came back online during June at or near their normal levels. These lower volumes were almost fully offset by increased flow from the Buckskin and Hadrian North fields during the 2020 Quarter, which saw first production late in the 2019 Quarter. The Buckskin and Hadrian North fields are both fully dedicated to our 100% owned SEKCO pipeline, and further downstream, our 64% owned Poseidon oil pipeline system.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
        Offshore pipeline transportation Segment Margin for the first six months of 2020 increased $7.5 million, or 5%, from the first six months of 2019, primarily due to increased volumes flowing from the Buckskin and Hadrian North production fields (which had first oil towards the end of the 2019 Quarter), which is fully dedicated to our 100% owned SEKCO pipeline, and further downstream, our 64% owned Poseidon oil pipeline system. This increase was partially offset by lower volumes on certain of our other crude oil and natural gas pipelines during 2020, primarily in the second quarter, due to planned downtime, weather interruptions, and producer shut-ins. For the most part, the production from these fields came back online during June at or near their normal levels.

        Sodium Minerals and Sulfur Services Segment
        Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Volumes sold:
NaHS volumes (Dry short tons "DST")	21,942	34,527	52,024	70,270
Soda Ash volumes (short tons sold)	594,810	824,881	1,417,057	1,695,410
NaOH (caustic soda) volumes (dry short tons sold)	20,326	20,525	36,629	41,327

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$23,326	$41,054	$56,517	$84,002
NaOH (caustic soda) revenues	8,644	10,745	16,085	22,558
Revenues associated with Alkali Business	141,898	200,871	318,134	404,201
Other revenues	462	1,325	1,105	2,941
Total external segment revenues, excluding non-cash revenues(1)	$174,330	$253,995	$391,841	$513,702

Segment Margin (in thousands)	$24,824	$57,705	$61,765	$116,344

Average index price for NaOH per DST(2)	$698	$697	$673	$707
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Sodium minerals and sulfur services Segment Margin for the 2020 Quarter decreased $32.9 million, or 57% from the 2019 Quarter. This decrease is primarily due to lower volumes and pricing in our Alkali Business and lower NaHS volumes in our refinery services business. During the 2020 Quarter, we experienced lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020, which is expected to continue, to some extent, for at least the rest of 2020. This was coupled with lower ANSAC and domestic sales volumes of soda ash during the 2020 Quarter due to the demand destruction from the worldwide economic shutdowns and uncertainty from the pandemic, which we expect to continue until restrictions are lifted globally. During the 2020 Quarter, we also made the decision to cold stack our existing Granger facility, removing approximately 550,000 tons of annual soda ash production to facilitate balancing supply with the significantly reduced demand worldwide resulting from Covid-19. As currently configured, Granger is our highest cost production facility. While we could resume operations at Granger within a 3-6 month period subject to market requirements, it is our intent at this point to keep it in cold stack mode and bring an optimized Granger facility, expanded to more than 1.2 million tons a year of production capacity, into full production mode in late 2023. Such optimized and expanded Granger facility will have production costs in-line with our Westvaco facility, which is one of the most economic soda ash production facilities in the world. In our refinery services business, we experienced a decline in NaHS volumes during the 2020 Quarter due to lower demand from certain of our mining customers, both domestically and in South America, and lower demand from our domestic pulp and paper customers. In South America (primarily in Peru), the lower volume demand is directly a result of customer shut-ins amidst the spread of Covid-19 and we expect these volumes to return to their normal levels later in 2020. Domestically, many of our pulp and paper customers' spring turnarounds and outages were pushed back or even cancelled due to Covid-19. We saw improvement near the end of the 2020 Quarter as it relates to these domestic customers with pulp mills back up and running at their normal capacity.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
        Sodium minerals and sulfur services Segment Margin for the first six months of 2020 decreased $54.6 million, or 47%. This decrease is primarily due to lower volumes and pricing in our Alkali Business and lower NaHS volumes in our refinery services business. In our Alkali Business, the six months ended June 30, 2020 was negatively impacted by lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020, which is expected to continue, to some extent, for at lease the rest of 2020. Demand for our soda ash volumes declined during 2020, primarily in the second quarter, as a result of economic shutdowns and uncertainty from the Covid-19 pandemic. We expect to see lower soda ash sales volumes in the next few quarters as a result of Covid-19 and until restrictions are lifted globally. In our refinery services business, we experienced a decline in NaHS volumes during 2020 due to lower demand from our mining customers in South America as a result of customer shut-ins, primarily in Peru, due to the spread of Covid-19 and we expect these volumes to return to normal levels later in 2020, and further upon the economy restrictions being lifted globally. This decline was coupled with lower demand from certain of our domestic mining and pulp and paper customers.

Onshore Facilities and Transportation Segment
        Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail facilities and CO2 pipelines operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:
•facilitating the transportation of crude oil from producers to refineries and from owned and third party terminals to refiners via pipelines;
•transporting CO2 from natural and anthropogenic sources to crude oil fields owned by our customers;
•shipping crude oil and refined products to and from producers and refiners via trucks, pipelines, and railcars;
•Unloading railcars at our crude-by-rail terminals;
•storing and blending of crude oil and intermediate and finished refined products;
•purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining; and
•purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers and selling those products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets.
        We also use our terminal facilities to take advantage of contango market conditions, to gather and market crude oil, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. During the 2020 Quarter, crude oil price markets were in contango, and we were able to use our available capacity to profit from this strategy during the period.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$59,830	$204,607	$195,137	$396,138
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	14,145	17,157	34,006	34,252
Payments received under direct financing leases not included in income	2,294	2,079	4,532	4,107
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(42,783)	(165,398)	(154,277)	(332,776)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(17,877)	(18,271)	(36,370)	(36,989)
Other	5,606	(4,254)	6,286	(3,209)
Segment Margin	$21,215	$35,920	$49,314	$61,523

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	62,261	47,229	73,380	45,117
Jay	5,067	10,171	7,540	10,823
Mississippi	4,883	6,032	5,646	5,974
Louisiana (1)	62,537	131,456	112,637	113,738
Onshore crude oil pipelines total	134,748	194,888	199,203	175,652

CO2 pipeline (average Mcf/day):
Free State	94,282	76,297	114,558	91,062

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	21,874	30,788	23,996	32,262
Rail unload volumes	4,150	99,519	49,095	92,345
(1) Total daily volume for the three and six months ended June 30, 2020 include 28,851 and 36,586 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and six months ended June 30, 2019 includes 64,574 and 58,472 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Onshore facilities and transportation Segment Margin for the 2020 Quarter decreased by $14.7 million, or 40.9%, from the 2019 Quarter primarily due to the 2019 Quarter including the receipt of a cash payment of $10 million associated with the resolution of a crude oil supply agreement. Additionally, during the 2020 Quarter, we had lower volumes throughout our onshore facilities and transportation asset base, primarily in Louisiana at our Baton Rouge corridor assets and our Raceland rail facility. Due to the decline in crude oil prices and the collapse in the differential of Western Canadian Select (WCS) to the Gulf Coast, which has made crude-by-rail to the Gulf Coast uneconomic, the volumes at our Baton Rouge facilities were below our minimum take-or-pay levels and we were only able to recognize our minimum volume commitment in segment margin during the 2020 Quarter. We anticipate volumes will remain below our minimum take-or-pay levels at our Baton Rouge facilities throughout the remainder of 2020. These lower volumes were partially offset by our ability to use our available crude oil storage capacity to profit on contango opportunities during the 2020 Quarter.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
        Onshore facilities and transportation Segment Margin for the six months ended June 30, 2020 decreased $12.2 million, or 19.8%, primarily due to 2019 including the receipt of a cash payment of $10 million associated with the resolution of a crude oil supply agreement. Additionally, we had lower rail unload volumes during 2020 at our Raceland rail facility. These decreases were partially offset by higher volumes on our Texas system, which is capable of receiving and transporting barrels that originate in the Gulf of Mexico, including our 100% owned CHOPS pipeline to markets in Webster and Texas City.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (in thousands):
Inland freight revenues	$25,805	$26,312	$53,377	$51,438
Offshore freight revenues	22,268	18,272	43,359	36,572
Other rebill revenues (1)	8,647	14,122	22,330	27,346
Total segment revenues	$56,720	$58,706	$119,066	$115,356

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$38,582	$44,747	$81,926	$88,465

Segment Margin (in thousands)	$18,138	$13,959	$37,140	$26,891

Fleet Utilization: (2)
Inland Barge Utilization	87.6%	98.7%	90.5%	97.7%
Offshore Barge Utilization	96.8%	93.9%	98.1%	95.1%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Marine transportation Segment Margin for the 2020 Quarter increased $4.2 million, or 30%, from the 2019 Quarter. During the 2020 Quarter, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets coupled with increased utilization relative to the 2019 Quarter. In our inland business, we continued to see increased day rates throughout the period which offset the lower utilization. We expect to see continued pressure on our utilization, and to an extent, the spot rates in our inland business as refineries continue to lower their utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
        Marine transportation Segment Margin for the six months ended June 30, 2020 increased $10.2 million, or 38%. During 2020, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets coupled with increased utilization relative to 2019. In our inland business, we continued to see increased day rates throughout the period which offset the lower utilization. We expect to see continued pressure on our utilization, and to an extent, the spot rates on our inland business as refineries continue to lower their utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.

Other Costs, Interest, and Income Taxes
        General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$23,364	$11,048	$34,157	$20,528
Segment	1,073	1,059	2,138	2,218
Long-term incentive compensation expense	955	964	(1,530)	1,894
Third party costs related to business development activities and growth projects	21	341	21	458
Total general and administrative expenses	$25,413	$13,412	$34,786	$25,098

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Total general and administrative expenses for the 2020 Quarter increased by $12.0 million primarily due to the effects of a one-time charge of approximately $13 million related to certain severance and restructuring expenses incurred during the period. This was partially offset by lower third party costs associated with business development activities and growth projects during the 2020 Quarter.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Total general and administrative expenses for the six months ended June 30, 2020 increased by $9.7 million primarily due to the effects of a one-time charge of approximately $13 million related to certain severance and restructuring expenses incurred during the period. This was partially offset by lower long-term incentive compensation (LTIP) expense due to the effect of changes in assumptions used to value our outstanding LTIP awards and lower third party costs associated with business development activities and growth projects during 2020.

        Depreciation, depletion, and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Depreciation and depletion expense	$75,930	$74,171	$146,135	$147,162
Amortization expense	4,190	4,812	8,342	9,101
Amortization of CO2 volumetric production payments	—	370	—	728
Total depreciation, depletion and amortization expense	$80,120	$79,353	$154,477	$156,991
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Total depreciation, depletion, and amortization expense for the 2020 Quarter increased by $0.8 million. This increase is primarily due to additional assets being placed into service during the 2020 Quarter, partially offset by a decline in amortization expense during the period.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Total depreciation, depletion, and amortization expense for the six months ended June 30, 2020 decreased $2.5 million primarily due to the six months ended June 30, 2019 including an increase in depreciation charges associated with one of our non-core gas offshore assets in which the abandonment timing was accelerated and higher amortization expense. This was partially offset by an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service during 2019 and 2020.

Impairment Expense
As previously discussed, during the three and six months ended June 30, 2020, we recorded impairment expense of $277.5 million associated with the rail logistics assets included within our onshore facilities and transportation segment.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$9,664	$14,304	$20,409	$28,462
Interest expense, senior unsecured notes	40,202	39,547	82,560	79,094
Amortization of debt issuance costs and discount	2,200	2,688	4,591	5,370
Capitalized interest	(448)	(1,032)	(977)	(1,718)
Net interest expense	$51,618	$55,507	$106,583	$111,208

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
        Net interest expense for the 2020 Quarter decreased $3.9 million primarily due to a lower interest rate on our revolving credit facility during the period. The decline in our interest rate during the 2020 Quarter is due to the decrease in LIBOR rates during the 2020 Quarter, which is one of the main drivers of interest expense on our credit facility. Additionally, we repurchased $86.2 million of our senior unsecured notes on the open market during the 2020 Quarter for a gain of $18.5 million, which reduced our overall outstanding indebtedness and interest expense during the period.
These decreases were partially offset by higher interest expense on our senior unsecured notes and lower capitalized interest during the 2020 Quarter. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75%, and we purchased and extinguished $527.9 million of our $750 million 2022 Notes that accrued interest at 6.75% on January 15, 2020 through a tender offer and we redeemed the remaining $222.1 million of our 2022 Notes on February 16, 2020.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Net interest expense for the six months ended June 30, 2020 decreased by $4.6 million primarily due to a lower interest rate on our revolving credit facility during the period. The decline in our interest rate during 2020 is due to the decrease in LIBOR rates during the period, which is one of the main drivers of interest expense on our credit facility. Additionally, we repurchased $86.2 million of our senior unsecured notes on the open market during the 2020 Quarter for a gain of $18.5 million, which reduced our overall outstanding indebtedness and interest expense during 2020.
These decreases were partially offset by higher interest expense on our senior unsecured notes and lower capitalized interest during the 2020 Quarter. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75%, and we purchased and extinguished $527.9 million of our $750 million 2022 Notes that accrued interest at 6.75% on January 15, 2020 through a tender offer and we redeemed the remaining $222.1 million of our 2022 Notes on February 16, 2020.
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

Liquidity and Capital Resources
        General
        As of June 30, 2020, our balance sheet and liquidity position remained strong, including $645.9 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth and maintenance projects;
•acquisitions of assets or businesses;
•payments related to servicing and reducing outstanding debt; and
•quarterly cash distributions to our preferred and common unitholders.
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
        At June 30, 2020, our long-term debt totaled approximately $3,432.6 million, which is a reduction of $8.0 million sequentially from March 31, 2020, and consists of $1,053.0 million outstanding under our credit facility (including $32.3 million borrowed under the inventory sublimit tranche) and $2,379.6 million of senior unsecured notes, comprising $395.9 million carrying amount due on May 15, 2023, $337.7 million carrying amount due on June 15, 2024, $529.3 million carrying amount due October 2025, $401.8 million carrying amount due May 2026, and $714.9 million carrying amount due February 15, 2028. Given the market conditions during the 2020 Quarter, we took the opportunity to repurchase approximately $86.2 million of our senior unsecured notes on the open market in exchange for $67.7 million, which was borrowed under our credit facility, and reduced our total indebtedness by $18.5 million.
        On September 23, 2019, we announced the expansion of our existing Granger facility (the "Granger Optimization Project" or "GOP"). We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is anticipated in mid to late 2023. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of June 30, 2020 we had issued 131,750 Alkali Holdings preferred units for the construction. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
        Equity Distribution Program and Shelf Registration Statements
        We expect to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
        In 2016, we implemented an equity distribution program that will allow us to consummate “at the market” offerings of common units from time to time through brokered transactions. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf allows us to issue up to $1.0 billion of equity and debt securities, whether pursuant to our equity distribution program or otherwise. Our EDP Shelf will expire in October 2020. As of June 30, 2020, we had issued no units under this program.
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
 See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the six months ended June 30, 2020 and June 30, 2019.
        Net cash flows provided by our operating activities for the six months ended June 30, 2020 were $152.2 million compared to $195.6 million for the six months ended June 30, 2019. This decrease is primarily attributable to lower segment margin and transactions costs incurred during 2020 associated with the tender and redemption of our previously held 2022 Notes, partially offset by positive changes in working capital.
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

Capital Expenditures
        A summary of our expenditures for fixed assets, business and other asset acquisitions for the six months ended June 30, 2020 and June 30, 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,097	$2,942
Sodium minerals and sulfur services assets	12,051	21,581
Marine transportation assets	17,725	16,924
Onshore facilities and transportation assets	1,618	1,132
Information technology systems	99	672
Total maintenance capital expenditures	33,590	43,251
Growth capital expenditures:
Offshore pipeline transportation assets	913	37
Sodium minerals and sulfur services assets	36,386	27,262
Marine transportation assets	—	—
Onshore facilities and transportation assets	368	2,652
Information technology systems	2,515	1,226
Total growth capital expenditures	40,182	31,177
Total capital expenditures	$73,772	$74,428
        Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
        Growth Capital Expenditures
        On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is anticipated in mid to late 2023. We issued 1,750 preferred units to GSO in consideration for the amendment. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of June 30, 2020 we had issued 131,750 Alkali Holdings preferred units for the construction. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
        Except for the Granger Optimization Project, we do not anticipate spending material growth capital expenditures on any individual projects during 2020.
        Maintenance Capital Expenditures
        Maintenance capital expenditures incurred during 2020 relate to expenditures in our Alkali Business and in our marine transportation segment. Our Alkali Business, which is included in our sodium minerals and sulfur services segment, incurs expenditures to maintain its equipment and facilities due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned drydocks. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
        Distributions to Unitholders
        On August 14, 2020, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2020 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

        With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2020 to unitholders of record at the close of business on July 31, 2020.
Guarantor Summarized Financial Information
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	June 30, 2020	December 31, 2019
ASSETS:
Current assets	$250,138	$323,492
Fixed assets, net	3,182,335	3,538,450
Non-current assets	892,423	951,276

LIABILITIES AND CAPITAL:(1)
Current liabilities	201,043	292,941
Non-current liabilities	3,736,282	3,738,816
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Six Months Ended June 30, 2020	Twelve Months Ended December 31. 2019
Revenues	$597,774	$1,617,170
Operating costs	819,840	1,454,040
Operating income (loss)	(222,066)	163,130
Income (loss) before income taxes	(289,749)	566
Net loss(1)	(290,179)	(122)
Less: Accumulated distributions to Class A Convertible Preferred Units	(37,368)	(74,467)
Net loss available to common unitholders	(327,547)	(74,589)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
        Excluded from non-current assets in the table above are $76.7 million and $76.2 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of June 30, 2020 and December 31, 2019, respectively.
Non-GAAP Financial Measure Reconciliations
        For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(326,714)	$40,120
Income tax expense	795	143
Depreciation, depletion, amortization and accretion	82,580	66,104
Impairment expense	277,495	—
Plus (minus) Select Items, net	40,809	12,270
Maintenance capital utilized (1)	(9,900)	(6,425)
Cash tax expense	(150)	(60)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments (2)	4,159	—
Available Cash before Reserves	$50,390	$93,468
(1)For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2020 Quarter and 2019 Quarter were $13.0 million and $25.2 million, respectively.
(2)Includes PIK distributions attributable to the period and accretion on the redemption feature.

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

		Three Months Ended June 30,
		2020	2019
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$11,638	$(9,848)
	Adjustment regarding direct financing leases (2)	2,294	2,079
	Certain non-cash items:
	Unrealized losses on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	21,108	9,065
	Adjustment regarding equity investees (4)	5,776	5,675
	Other	2,183	1,947
	Sub-total Select Items, net (5)	42,999	8,918
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (6)	21	341
	Other	(2,211)	3,011
	Total Select Items, net (7)	$40,809	$12,270
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
(3) The 2020 Quarter includes a $21.8 million unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2019 Quarter includes a $4.7 million unrealized loss from the valuation of the embedded derivative.
(4) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5) Represents all Select Items applicable to Segment Margin and Available Cash before Reserves.
(6) Represents transaction costs relating to certain merger, acquisition, transition, and financing transactions incurred in advance of acquisition.
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
As we exist today, a substantial amount of our maintenance capital expenditures from time to time will be (a) related to our assets other than pipelines, such as our marine vessels, trucks and similar assets, (b) discretionary in nature and (c) potentially material in amount as compared to our Available Cash before Reserves measure. Those expenditures will be discretionary (or non-mandatory) in nature because we will have significant discretion as to whether or when we incur them. We will not be forced to incur them in order to continue to operate the related assets in a safe and reliable manner. If we chose not to make those expenditures, we would be able to continue to operate those assets economically, although in lieu of maintenance capital expenditures, we would incur increased operating expenses, including maintenance expenses. An example of a discretionary (or non-mandatory) maintenance capital expenditure would be replacing an older marine vessel with a new marine vessel with substantially similar specifications, even though one could continue to economically operate the older vessel in spite of its increasing maintenance and other operating expenses.
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, our expectations regarding the potential impact of the Covid-19 pandemic, the impact of our cost saving measures and the amount of such cost savings, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, caustic soda and CO2, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, pandemics (including Covid-19), the actions of OPEC and other oil exporting nations, conservation and technological advances;
•our ability to successfully execute our business and financial strategies;

•our ability to realize cost savings from our recent cost saving measures;
•the realized benefits of the preferred equity investment in Alkali Holdings by GSO or our ability to comply with the GOP agreements and maintain control over and ownership of the Alkali Business;
•throughput levels and rates;
•changes in, or challenges to, our tariff rates;
•our ability to successfully identify and close strategic acquisitions on acceptable terms (including obtaining third-party consents and waivers of preferential rights), develop or construct infrastructure assets, make cost saving changes in operations and integrate acquired assets or businesses into our existing operations;
•service interruptions in our pipeline transportation systems, processing operations, or mining facilities;
•shutdowns or cutbacks at refineries, petrochemical plants, utilities, individual plants, or other businesses for which we transport crude oil, petroleum, natural gas or other products or to whom we sell soda ash, petroleum, or other products;
•risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;
•changes in laws and regulations to which we are subject, including tax withholding issues, regulations regarding qualifying income, accounting pronouncements, and safety, environmental and employment laws and regulations;
•the effects of production declines resulting from a suspension of drilling in the Gulf of Mexico or otherwise;
•the effects of future laws and regulations;
•planned capital expenditures and availability of capital resources to fund capital expenditures, and our ability to access the credit and capital markets to obtain financing on terms we deem acceptable;
•our inability to borrow or otherwise access funds needed for operations, expansions or capital expenditures as a result of our credit agreement and the indentures governing our notes, which contain various affirmative and negative covenants;
•loss of key personnel;
•cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level or to increase quarterly cash distributions in the future;
•an increase in the competition that our operations encounter;
•cost and availability of insurance;
•hazards and operating risks that may not be covered fully by insurance;
•our financial and commodity hedging arrangements, which may reduce our earnings, profitability and cash flow;
•changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates;
•the impact of natural disasters, pandemics (including Covid-19), epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
•reduction in demand for our services resulting in impairments of our assets;
•changes in the financial condition of customers or counterparties;
•adverse rulings, judgments, or settlements in litigation or other legal or tax matters;
•the treatment of us as a corporation for federal income tax purposes or if we become subject to entity-level taxation for state tax purposes;
•the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our unit price; and
•a cyberattack involving our information systems and related infrastructure, or that of our business associates.
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
There were no changes during the 2020 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
For additional information about our risk factors, see Item 1A of our Annual Report and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as any other risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
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
Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 24, 2020, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto.

	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-12295).
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 5, 2020	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)