Form 10-Q
period 2020-09-30
GENESIS ENERGY LP
filed 2020-11-05
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 5, 2020.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,504	$29,128
Restricted cash	7,512	27,277
Accounts receivable - trade, net	247,819	417,002
Inventories	89,811	65,137
Net investment in direct financing leases, net of unearned income	69,370	9,293
Other	65,576	45,237
Total current assets	516,592	593,074
FIXED ASSETS, at cost	5,209,403	5,540,596
Less: Accumulated depreciation	(1,295,654)	(1,246,121)
Net fixed assets	3,913,749	4,294,475
MINERAL LEASEHOLDS, net of accumulated depletion	553,417	555,825
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	—	107,702
EQUITY INVESTEES	321,541	334,523
INTANGIBLE ASSETS, net of amortization	129,178	138,927
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	159,488	177,071
OTHER ASSETS, net of amortization	57,426	94,085
TOTAL ASSETS	$5,953,350	$6,597,641
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$151,762	$218,737
Accrued liabilities	181,840	196,758
Total current liabilities	333,602	415,495
SENIOR SECURED CREDIT FACILITY	984,800	959,300
SENIOR UNSECURED NOTES, net of debt issuance costs	2,373,928	2,469,937
DEFERRED TAX LIABILITIES	12,665	12,640
OTHER LONG-TERM LIABILITIES	378,870	393,850
Total liabilities	4,083,865	4,251,222

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at September 30, 2020 and December 31, 2019	790,115	790,115
Redeemable noncontrolling interests, 139,359 and 130,000 preferred units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	137,475	125,133

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at September 30, 2020 and December 31, 2019	951,554	1,443,320
Accumulated other comprehensive loss	(8,066)	(8,431)
Noncontrolling interests	(1,593)	(3,718)
Total partners' capital	941,895	1,431,171
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,953,350	$6,597,641
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Offshore pipeline transportation	$53,893	$79,738	$197,286	$236,482
Sodium minerals and sulfur services	206,731	277,527	642,745	827,619
Marine transportation	51,912	59,404	170,978	174,760
Onshore facilities and transportation	130,589	205,028	360,506	637,630
Total revenues	443,125	621,697	1,371,515	1,876,491
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	103,245	160,772	258,644	495,927
Onshore facilities and transportation operating costs	16,984	19,550	53,470	58,377
Marine transportation operating costs	36,342	44,831	117,840	133,400
Sodium minerals and sulfur services operating costs	178,688	222,304	550,931	660,906
Offshore pipeline transportation operating costs	21,698	22,932	56,762	45,507
General and administrative	11,072	14,999	45,858	40,097
Depreciation, depletion and amortization	67,733	83,522	222,210	240,513
Impairment expense	3,331	—	280,826	—
Total costs and expenses	439,093	568,910	1,586,541	1,674,727
OPERATING INCOME (LOSS)	4,032	52,787	(215,026)	201,764
Equity in earnings of equity investees	14,439	11,830	41,216	39,873
Interest expense	(51,312)	(54,673)	(157,895)	(165,881)
Other income, net	7,406	7,974	13,114	306
Income (loss) before income taxes	(25,435)	17,918	(318,591)	76,062
Income tax expense	(145)	(111)	(575)	(656)
NET INCOME (LOSS)	(25,580)	17,807	(319,166)	75,406
Net loss (income) attributable to noncontrolling interests	12	22	38	(1,503)
Net income attributable to redeemable noncontrolling interests	(4,149)	(272)	(12,394)	(272)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(29,717)	$17,557	$(331,522)	$73,631
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(55,783)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(48,401)	$(1,127)	$(387,574)	$17,848
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.39)	$(0.01)	$(3.16)	$0.15
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(25,580)	$17,807	$(319,166)	$75,406
Other comprehensive income:
Amortization of prior service cost	122	—	365	—
Total Comprehensive income (loss)	(25,458)	17,807	(318,801)	75,406
Comprehensive loss (income) attributable to noncontrolling interests	12	22	38	(1,503)
Comprehensive income attributable to redeemable noncontrolling interests	(4,149)	(272)	(12,394)	(272)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(29,595)	$17,557	$(331,157)	$73,631
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254
Net loss	—	(29,717)	(12)	—	(29,729)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	319	—	319
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2020	122,579	$951,554	$(1,593)	$(8,066)	$941,895
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2019	122,579	$1,575,599	$(8,449)	$939	$1,568,089
Net income	—	17,557	(22)	—	17,535
Cash distributions to partners	—	(67,418)	—	—	(67,418)
Cash contributions from noncontrolling interests	—	—	2,375	—	2,375
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2019	122,579	$1,507,054	$(6,096)	$939	$1,501,897

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2020	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net loss	—	(331,522)	(38)	—	(331,560)
Cash distributions to partners	—	(104,192)	—	—	(104,192)
Cash contributions from noncontrolling interests	—	—	2,163	—	2,163
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners' capital, September 30, 2020	122,579	$951,554	$(1,593)	$(8,066)	$941,895
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, January 1, 2019	122,579	$1,690,799	$(11,204)	$939	$1,680,534
Net income	—	73,631	1,503	—	75,134
Cash distributions to partners	—	(202,256)	—	—	(202,256)
Cash contributions from noncontrolling interests	—	—	3,605	—	3,605
Distributions to Class A Convertible Preferred unitholders	—	(55,120)	—	—	(55,120)
Partners' capital, September 30, 2019	122,579	$1,507,054	$(6,096)	$939	$1,501,897
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(319,166)	$75,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	222,210	240,513
Impairment expense	280,826	—
Amortization and write-off of debt issuance costs and discount	17,515	8,065
Amortization of unearned income and initial direct costs on direct financing leases	(8,217)	(9,271)
Payments received under direct financing leases	56,837	15,501
Equity in earnings of investments in equity investees	(41,216)	(39,873)
Cash distributions of earnings of equity investees	40,773	39,725
Non-cash effect of long-term incentive compensation plans	(2,806)	6,298
Deferred and other tax liabilities	25	296
Unrealized (gains) losses on derivative transactions	(19,582)	4,231
Cancellation of debt income	(20,534)	—
Other, net	16,817	(3,518)
Net changes in components of operating assets and liabilities (Note 14)	72,146	(5,644)
Net cash provided by operating activities	295,628	331,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(100,381)	(109,598)
Cash distributions received from equity investees - return of investment	14,943	18,333
Proceeds from asset sales	447	890
Net cash used in investing activities	(84,991)	(90,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	814,100	597,500
Repayments on senior secured credit facility	(788,600)	(620,600)
Proceeds from issuance of senior unsecured notes due 2028	750,000	—
Net proceeds from issuance of preferred units (Note 10)	—	49,400
Repayment of senior unsecured notes	(827,031)	—
Debt issuance costs	(15,279)	—
Contributions from noncontrolling interests	2,163	3,605
Distributions to common unitholders	(104,192)	(202,256)
Distributions to preferred unitholders	(56,052)	(24,822)
Other, net	1,865	2,128
Net cash used in financing activities	(223,026)	(195,045)
Net increase (decrease) decrease in cash, restricted cash, and cash equivalents	(12,389)	46,309
Cash, restricted cash and cash equivalents at beginning of period	56,405	10,300
Cash, restricted cash and cash equivalents at end of period	$44,016	$56,609
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
    Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report").
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
Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Beginning in the second quarter of 2020, our results were negatively impacted, primarily through lower volumes and demand for our assets, by the macroeconomic conditions and current operating environment. Additionally, as a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we recognized a non-cash impairment charge associated with these assets in our onshore facilities and transportation segment during the second quarter of 2020 (refer to Note 6 for additional discussion). In response to the pandemic and as part of our overall cost savings strategy, during the second quarter of 2020 we recorded a one-time charge of approximately $13 million associated with restructuring and severance expenses incurred during the period.
In addition to Covid-19, which continued to negatively impact our results due to the lower demand and volumes across our businesses during the third quarter of 2020, we experienced several hurricanes, including Hurricane Laura, which caused downtime and damage to certain of our assets in the Gulf of Mexico causing a one-time increase in operating costs of approximately $5 million in our offshore pipeline transportation segment. As we exited the third quarter of 2020, we began to see a slight recovery in volumes and demand as certain regions of the United States and the world begin to re-open their economies. We considered the impact of lower commodity prices and Covid-19 on the assumptions and estimates reflected in our financial statements.
We believe we are still well positioned and have adequate liquidity, especially when considering our recurring and estimated nonrecurring cash obligations, to operate through the rest of the pandemic and continue our natural path of deleveraging our balance sheet. See further discussion on Covid-19 in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

2. Recent Accounting Developments
Recently Adopted
    We have adopted guidance under ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as of January 1, 2020. The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to our consolidated financial statements as of the adoption date and for the three and nine months ended September 30, 2020.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$53,893	$—	$51,912	$22,406	$128,211
Product Sales	—	188,201	—	108,183	296,384
Refinery Services	—	18,530	—	—	18,530
	$53,893	$206,731	$51,912	$130,589	$443,125

	Three Months Ended September 30, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$79,738	$—	$59,404	$36,937	$176,079
Product Sales	—	259,332	—	168,091	427,423
Refinery Services	—	18,195	—	—	18,195
	$79,738	$277,527	$59,404	$205,028	$621,697
    The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$197,286	$—	$170,978	$85,241	$453,505
Product Sales	—	575,977	—	275,265	851,242
Refinery Services	—	66,768	—	—	66,768
	$197,286	$642,745	$170,978	$360,506	$1,371,515

	Nine Months Ended September 30, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$236,482	$—	$174,760	$112,713	$523,955
Product Sales	—	769,264	—	524,917	1,294,181
Refinery Services	—	58,355	—	—	58,355
	$236,482	$827,619	$174,760	$637,630	$1,876,491

    The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
    The table below depicts our contract asset and liability balances at December 31, 2019 and September 30, 2020:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2019	$21,912	$54,232	$2,896	$23,170
Balance at September 30, 2020	36,558	20,209	3,020	20,929

Transaction Price Allocations to Remaining Performance Obligations
    We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2020. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

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

    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2020	$17,015	$15,868
2021	62,937	22,271
2022	73,204	4,703
2023	61,503	—
2024	53,778	—
Thereafter	156,136	—
Total	$424,573	$42,842

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
Operating Leases
    During the three and nine months ended September 30, 2020, we acted as a lessor in our revenue contract associated with our Free State pipeline system, included in our onshore facilities and transportation segment, and the M/T American Phoenix, included in our marine transportation segment. These revenues are recorded within its respective segment's revenues in the Unaudited Condensed Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
M/T American Phoenix	$6,787	$6,808	$20,164	$20,202
Free State Pipeline	1,467	1,290	4,889	4,174
The following table details the fixed future lease payments we will receive for our lessor arrangements classified as operating leases as of September 30, 2020:

Maturity of Lessor Receipts	Onshore Facilities and Transportation
Remainder of 2020	$300
2021	1,200
2022	1,200
2023	1,200
2024	1,200
Thereafter	4,100
Total Lease Receipts	$9,200

Direct Finance Lease
    Our direct finance lease includes a lease of the Northeast Jackson Dome ("NEJD") pipeline. Under the terms of the agreement, we are paid a quarterly payment, which commenced in August 2008. These payments are fixed at approximately $5.2 million per quarter during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we will convey all of our interest in the NEJD pipeline to the lessee for a nominal payment. During the third quarter of 2020, our customer defaulted under the agreement and we exercised a letter of credit we had issued to us as beneficiary and collected approximately $41 million in cash. As of September 30, 2020, the present value of our lease receivables for our direct finance lease is $69.4 million, which is inclusive of our unamortized initial direct costs, and is presented as current on the Unaudited Condensed Consolidated Balance Sheet in accordance with the default terms under the arrangement.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Inventories
The major components of inventories were as follows:

	September 30, 2020	December 31, 2019
Petroleum products	$1,868	$2,721
Crude oil	29,012	5,271
Caustic soda	5,510	5,965
NaHS	10,056	10,845
Raw materials - Alkali operations	7,194	6,238
Work-in-process - Alkali operations	8,565	8,579
Finished goods, net - Alkali operations	15,086	14,168
Materials and supplies, net - Alkali operations	12,520	11,350
Total	$89,811	$65,137

    Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories was adjusted $4.1 million below cost as of September 30, 2020, with no such adjustment as of December 31, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	September 30, 2020	December 31, 2019
Crude oil pipelines and natural gas pipelines and related assets	$2,880,802	$2,891,489
Alkali facilities, machinery, and equipment	614,403	591,547
Onshore facilities, machinery, and equipment	264,763	640,376
Transportation equipment	19,336	19,864
Marine vessels	993,346	979,171
Land, buildings and improvements	217,770	238,451
Office equipment, furniture and fixtures	21,993	22,645
Construction in progress	155,099	115,162
Other	41,891	41,891
Fixed assets, at cost	5,209,403	5,540,596
Less: Accumulated depreciation	(1,295,654)	(1,246,121)
Net fixed assets	$3,913,749	$4,294,475

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2020	December 31, 2019
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(12,602)	(10,194)
Mineral leaseholds, net of accumulated depletion	$553,417	$555,825

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$62,499	$77,228	$206,830	$222,106
Depletion expense	604	1,204	2,408	3,488

Impairment Expense
During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation became uneconomic for producers and the current demand and outlook for our rail logistics assets declined. Due to this, we identified a triggering event that required us to perform an impairment test.
For our recoverability test, we utilized management's estimates, including current contractual commitments, for our future cash inflows, and our costs and expenses were determined based on the estimated fixed and variable requirements to operate and maintain the related assets. As our rail logistics asset groups did not pass the initial recoverability assessment, we subsequently performed a fair value calculation using a discounted cash flow model under the income approach. As a result of this test, we recognized impairment expense of approximately $277 million associated with the rail logistics assets in our onshore facilities and transportation segment, as the carrying value of our assets exceeded the estimated realizable value, including approximately $272 million of net fixed assets and approximately $5 million of right of use assets, net on the Unaudited Condensed Consolidated Balance Sheet. The fair value estimates used in the long-lived asset test were primarily based on level 3 inputs of the fair value hierarchy.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition to this, we recognized impairment expense of $3.3 million during the third quarter of 2020 primarily associated with the full write-down of a non-core gas platform in our offshore transportation segment due to it not having a future use for our operations.

Asset Retirement Obligations
    We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2019:

ARO liability balance, December 31, 2019	$175,081
Accretion expense	6,809
Changes in estimate	609
Settlements	(11,547)
ARO liability balance, September 30, 2020	$170,952
    Of the ARO balances disclosed above, $11.2 million and $26.6 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, respectively. The remainder of the ARO liability as of September 30, 2020 and December 31, 2019 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet.
    With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2020	$2,619
	2021	$9,493
	2022	$9,513
	2023	$10,183
	2024	$10,900
    Certain of our unconsolidated affiliates have AROs recorded at September 30, 2020 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2020 and December 31, 2019, the unamortized excess cost amounts totaled $339.2 million and $350.9 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Genesis’ share of operating earnings	$18,312	$15,703	$52,834	$51,491
Amortization of excess purchase price	(3,873)	(3,873)	(11,618)	(11,618)
Net equity in earnings	$14,439	$11,830	$41,216	$39,873
Distributions received	$16,757	$19,512	$55,716	$58,058

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	September 30, 2020	December 31, 2019
BALANCE SHEET DATA:
Assets
Current assets	$30,868	$30,307
Fixed assets, net	175,628	187,091
Other assets	1,833	2,113
Total assets	$208,329	$219,511
Liabilities and equity
Current liabilities	$11,047	$15,558
Other liabilities	240,527	245,976
Equity	(43,245)	(42,023)
Total liabilities and equity	$208,329	$219,511

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INCOME STATEMENT DATA:
Revenues	$35,351	$30,602	$98,662	$96,041
Operating income	$27,002	$21,745	$72,530	$69,705
Net income	$25,831	$19,431	$68,050	$62,576

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles(1)	$800	$561	$239	$27,800	$23,033	$4,767
Offshore pipeline contract intangibles	158,101	42,992	115,109	158,101	36,752	121,349
Other	27,009	13,179	13,830	34,291	21,480	12,811
Total	$185,910	$56,732	$129,178	$220,192	$81,265	$138,927
(1) The contract intangible associated with the M/T American Phoenix became fully amortized and retired as of September 30, 2020.

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets	$4,555	$4,928	$12,817	$14,029

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2020	$2,781
	2021	$10,729
	2022	$10,571
	2023	$10,303
	2024	$9,988
9. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2020			December 31, 2019
	Principal	Unamortized Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$984,800	$—	$984,800	$959,300	$—	$959,300
6.750% senior unsecured notes due 2022	—	—	—	750,000	9,349	740,651
6.000% senior unsecured notes due 2023	398,905	2,749	396,156	400,000	3,557	396,443
5.625% senior unsecured notes due 2024	341,135	3,177	337,958	350,000	3,923	346,077
6.500% senior unsecured notes due 2025	534,834	5,936	528,898	550,000	7,020	542,980
6.250% senior unsecured notes due 2026	400,712	4,883	395,829	450,000	6,214	443,786
7.750% senior unsecured notes due 2028	726,849	11,762	715,087	—	—	—
Total long-term debt	$3,387,235	$28,507	$3,358,728	$3,459,300	$30,063	$3,429,237
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheet) were $6.9 million and $7.6 million as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.75% to 3.50% on Eurodollar borrowings and from 0.75% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2020, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.75% to 3.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At September 30, 2020, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At September 30, 2020, our commitment fee rate on the unused committed amount was 0.50%.
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
On July 24, 2020, we further amended our credit agreement. This amendment increases our Consolidated Leverage Ratio from 5.50X to 5.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 5.50X for the remaining term of the agreement. Additionally, it decreases our Consolidated Interest Coverage Ratio from 3.0X to 2.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 3.0X for the remaining term of the agreement.
At September 30, 2020, we had $984.8 million borrowed under our $1.7 billion credit facility, with $27.8 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at September 30, 2020. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2020 was $714.1 million, subject to compliance with covenants.
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
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750.0 million in aggregate principal amount of our 7.75% senior unsecured notes due February 15, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $736.7 million net of issuance costs incurred. The net proceeds were used to purchase $527.9 million of our existing 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”), including the related accrued interest and tender premium on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 senior unsecured notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in "Other income, net" in our Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2020.
During 2020, we repurchased certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $0.8 million and $20.5 million for the three and nine months ended September 30, 2020, respectively. These are recorded within "Other income, net" in our Unaudited Consolidated Statements of Operations.

10. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2020, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions
We paid or will pay the following distributions to our common unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.5500	$67,419
2nd Quarter	August 14, 2019		$0.5500	$67,419
3rd Quarter	November 14, 2019		$0.5500	$67,419
4th Quarter	February 14, 2020		$0.5500	$67,419
2020
1st Quarter	May 15, 2020		$0.1500	$18,387
2nd Quarter	August 14, 2020		$0.1500	$18,387
3rd Quarter	November 13, 2020	(1)	$0.1500	$18,387
(1) This distribution was declared on October 6, 2020 and will be paid to unitholders of record as of October 30, 2020.

Class A Convertible Preferred Units
At September 30, 2020 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
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

    Net Income (Loss) Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $18.7 million and

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$56.1 million for the three and nine months ended September 30, 2020, and $18.7 million and $55.8 million for the three and nine months ended September 30, 2019.

    We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2019 and 2020:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.7374	$18,684
4th Quarter	February 14, 2020		$0.7374	$18,684
2020
1st Quarter	May 15, 2020		$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.7374	$18,684
3rd Quarter	November 13, 2020	(1)	$0.7374	$18,684
(1) This distribution was declared on October 6, 2020 and will be paid to unitholders of record as of October 30, 2020.

Redeemable Noncontrolling Interests
    On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively "GSO") purchased $55,000,000 (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As of September 30, 2020, there are 139,359 Alkali Holdings preferred units outstanding.

Accounting for Redeemable Noncontrolling Interests
    Classification
    The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
    Initial and Subsequent Measurement
    We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of September 30, 2020 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Income (Loss) Attributable to Genesis Energy, L.P. for the three months ended September 30, 2020 includes $4.2 million of adjustments, of which $3.5 million was allocated to the PIK distributions on the outstanding Alkali Holdings preferred units and $0.7 million was attributable to redemption accretion value adjustments. Additionally, Net Income (Loss) Attributable to Genesis Energy, L.P. for the nine months ended September 30, 2020 includes $12.4 million of adjustments, of which $10.2 million was allocated to the PIK distributions and $2.2 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended September 30, 2020 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and these PIK distributions and is reduced by tax distributions, which are

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
required to be paid by us to fulfull the income tax liabilities of each holder of Alkali Holdings preferred units, paid to the unitholders.
    As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of September 30, 2020, the redemption amount would be equal to $194.8 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2019 to September 30, 2020:

Balance as of December 31, 2019	$125,133
Issuance of preferred units, net of issuance costs(1)	7,457
PIK distributions	10,216
Redemption accretion	2,178
Tax distributions	$(7,509)
Balance as of September 30, 2020	$137,475
(1) In July 2020, we submitted a tax call notice to GSO and issued 7,609 Alkali Holdings preferred units to satisfy the company's obligation to pay         tax distributions.

11. Net Income (Loss) Per Common Unit
    Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
    The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and nine months ended September 30, 2020, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
    The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss) Attributable to Genesis Energy L.P.	$(29,717)	$17,557	$(331,522)	$73,631
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(55,783)
Net Income (Loss) Available to Common Unitholders	$(48,401)	$(1,127)	$(387,574)	$17,848

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$(0.39)	$(0.01)	$(3.16)	$0.15

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
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under direct financing leases.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended September 30, 2020
Segment margin (a)	$57,380	$27,592	$61,298	$15,587	$161,857
Capital expenditures (b)	$2,899	$19,225	$1,446	$5,273	$28,843
Revenues:
External customers	$53,870	$208,909	$130,440	$49,906	$443,125
Intersegment (c)	23	(2,178)	149	2,006	$—
Total revenues of reportable segments	$53,893	$206,731	$130,589	$51,912	$443,125
Three Months Ended September 30, 2019
Segment margin (a)	$81,060	$55,258	$24,829	$14,672	$175,819
Capital expenditures (b)	$1,996	$26,415	$1,599	$12,741	$42,751
Revenues:
External customers	$79,738	$279,416	$205,913	$56,630	$621,697
Intersegment (c)	—	(1,889)	(885)	2,774	$—
Total revenues of reportable segments	$79,738	$277,527	$205,028	$59,404	$621,697
Nine Months Ended September 30, 2020
Segment Margin (a)	$217,774	$89,357	$110,612	$52,727	$470,470
Capital expenditures (b)	$5,909	$67,662	$3,432	$22,998	$100,001
Revenues:
External customers	$197,263	$648,987	$361,929	$163,336	$1,371,515
Intersegment (c)	23	(6,242)	(1,423)	7,642	$—
Total revenues of reportable segments	$197,286	$642,745	$360,506	$170,978	$1,371,515
Nine Months Ended September 30, 2019
Segment Margin (a)	$233,978	$171,602	$86,352	$41,563	$533,495
Capital expenditures (b)	$4,975	$75,258	$5,383	$29,665	$115,281
Revenues:
External customers	$236,482	$833,278	$640,716	$166,015	$1,876,491
Intersegment (c)	—	(5,659)	(3,086)	8,745	$—
Total revenues of reportable segments	$236,482	$827,619	$637,630	$174,760	$1,876,491

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Total assets by reportable segment were as follows:

	September 30, 2020	December 31, 2019
Offshore pipeline transportation	$2,202,649	$2,306,946
Sodium minerals and sulfur services	1,959,863	2,019,905
Onshore facilities and transportation	1,027,353	1,457,190
Marine transportation	724,929	772,383
Other assets	38,556	41,217
Total consolidated assets	$5,953,350	$6,597,641
(a)A reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P. for the periods is presented below.
(b)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(c)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment Margin	$161,857	$175,819	$470,470	$533,495
Corporate general and administrative expenses	(10,801)	(15,276)	(42,160)	(39,878)
Depreciation, depletion, amortization and accretion	(70,203)	(87,209)	(228,761)	(233,250)
Interest expense	(51,312)	(54,673)	(157,895)	(165,881)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(2,318)	(7,682)	(14,500)	(18,185)
Other non-cash items (2)	7,712	9,880	16,489	(7,223)
Cash payments from direct financing leases in excess of earnings (3)	(44,088)	(2,131)	(48,620)	(6,238)
Cancellation of debt income (4)	809	—	20,534	—
Loss on extinguishment of debt (4)	—	—	(23,480)	—
Differences in timing of cash receipts for certain contractual arrangements (5)	(13,052)	(1,249)	(29,180)	10,886
Impairment expense (6)	(3,331)	—	(280,826)	—
Provision for leased items no longer in use	(696)	461	(624)	833
Redeemable noncontrolling interest redemption value adjustments (7)	(4,149)	(272)	(12,394)	(272)
Income tax expense	(145)	(111)	(575)	(656)
Net income (loss) attributable to Genesis Energy, L.P.	$(29,717)	$17,557	$(331,522)	$73,631
(1)    Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)     The three and nine months ended September 30, 2020 include a $6.7 million unrealized gain and $17.4 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2019 include a $8.0 million unrealized gain and $0.3 million unrealized gain, respectively, from the valuation of the embedded derivative. Refer to Note 16 for details.
(3)    Represents the net effect of adding cash receipts from direct financing leases and deducting expenses relating to direct financing leases. The the three and nine months ended September 30, 2020 include the cash we received associated with the exercise of a letter of credit we had issued to us as beneficiary from a customer that defaulted under our agreement.
(4)     Refer to Note 9 for details surrounding the extinguishment of our 2022 notes and note repurchases.
(5)    Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6)    Refer to Note 6 for details surrounding impairment expense.
(7) Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues from services and fees to Poseidon(1)	$3,102	$3,019	$9,284	$9,420
Revenues from product sales to ANSAC	44,095	99,878	165,869	272,341
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services from Poseidon(1)	231	240	734	742
Charges for services from ANSAC	528	1,020	1,989	3,356
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

Poseidon
    At September 30, 2020 and December 31, 2019, Poseidon owed us $1.9 million and $2.4 million, respectively, for services rendered.
    We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2020 reflect $2.3 million and $6.8 million, respectively. Our revenues for the three and nine months ended September 30, 2019 reflect $2.2 million and $6.7 million, respectively of fees we earned through the provision of services under that agreement.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with it. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of September 30, 2020, such amount is not estimable.
    Net Sales to ANSAC were $44.1 million and $165.9 million during the three and nine months ended September 30, 2020 and were $99.9 million and $272.3 million during the three and nine months ended September 30, 2019. The costs charged to us by ANSAC, included in operating costs, were $0.5 million and $2.0 million during the three and nine months ended September 30, 2020 and were $1.0 million and $3.4 million during the three and nine months ended September 30, 2019.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
Receivables:
ANSAC	$26,106	$68,075
Payables:
ANSAC	$305	$2,103

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2020	2019
(Increase) decrease in:
Accounts receivable	$165,505	$6,294
Inventories	(24,674)	709
Deferred charges	17,616	135
Other current assets	(1,620)	(10,358)
Increase (decrease) in:
Accounts payable	(59,477)	46,530
Accrued liabilities	(25,204)	(48,954)
Net changes in components of operating assets and liabilities	$72,146	$(5,644)
Payments of interest and commitment fees were $138.3 million and $145.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. We capitalized interest of $1.4 million and $2.9 million during the nine months ended September 30, 2020 and September 30, 2019, respectively.
At September 30, 2020 and September 30, 2019, we had incurred liabilities for fixed and intangible asset additions totaling $26.5 million and $17.7 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
    At September 30, 2020, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	444	—
Weighted average contract price per bbl	$38.55	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	495	312
Weighted average contract price per bbl	$41.36	$42.97
Natural gas swaps:
Contract volumes (10,000 MMBTU)	274	—
Weighted average price differential per MMBTU	$0.27	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	92	318
Weighted average contract price per MMBTU	$2.25	$2.48
Fuel oil futures:
Contract volumes (1,000 bbls)	15	20
Weighted average contract price per bbl	$37.10	$37.05
Crude oil options:
Contract volumes (1,000 bbls)	33	13
Weighted average premium received/paid	$0.82	$0.15
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2020 and December 31, 2019:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2020	December 31, 2019
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,139	$207
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,139)	(207)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	1,145	1,382
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$690	$4
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(690)	(4)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(34,120)	(51,515)
Natural Gas Swap (undesignated hedge)	Accrued Liabilities	—	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(568)	$(2,079)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	568	1,064
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$(1,015)
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(1,428)	$(50)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	1,428	50
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
 (1)    These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2020, we had a net broker receivable of approximately $4.6 million (consisting of initial margin of $4.0 million increased by $0.6 million of variation margin).  As of December 31, 2019, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $0.8 million increased by $0.1 million of variation margin).  At September 30, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
    A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other income, net in our Unaudited Condensed Consolidated Statement of Operations. At September 30, 2020, the fair value of this embedded derivative was a liability of $34.1 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(854)	$227	$(11,061)	$(492)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	1,175	1,373	(2,842)	(6,718)
Total commodity derivatives		$321	$1,600	$(13,903)	$(7,210)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$666	$81	$1,217	$1,316

Preferred Distribution Rate Reset Election	Other income, net	$6,689	$7,974	$17,395	$306
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Fair Value at			Fair Value at
	September 30, 2020			December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,829	$1,145	$—	$211	$1,382	$—
Liabilities	$(1,996)	$—	$—	$(2,129)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(34,120)	$—	$—	$(51,515)

Rollforward of Level 3 Fair Value Measurements

    The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Nine Months Ended September 30,
2020
Balance as of December 31, 2019	$(51,515)
Unrealized gain for the period included in earnings	17,395
Balance as of September 30, 2020	$(34,120)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2020.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, credit spread, default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at September 30, 2020. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to significant changes and fluctuations in the energy industry credit markets and our common unit price during the period, we recorded an unrealized gain of $6.7 million and $17.4 million, respectively, for the three and nine months ended September 30, 2020. These effects are recorded within "Other income, net" on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2020 our senior unsecured notes had a carrying value of $2.4 billion and fair value of $2.1 billion compared to a carrying value and fair value of $2.5 billion at December 31, 2019. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

18. Subsequent Events
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to them the ownership of our remaining CO2 assets, including the NEJD and Free State pipelines. As a part of the agreement, we will receive total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreement, and the remaining $70 million will be paid in equal installments in each quarter during 2021. We will record a loss of approximately $21.5 million in the fourth quarter which represents the difference between the proceeds and the net book value of the assets transferred.

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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview

We reported Net Loss Attributable to Genesis Energy, L.P. of $29.7 million during the three months ended September 30, 2020 (“2020 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $17.6 million during the three months ended September 30, 2019 (“2019 Quarter”). Net Loss Attributable to Genesis Energy, L.P. in the 2020 Quarter was negatively impacted, relative to the 2019 Quarter, by: (i) lower segment margin of $14.0 million, which is inclusive of approximately $41 million of incremental cash receipts received in the 2020 Quarter and included in the 2020 Quarter's segment margin, associated with principal repayments on our direct financing lease; and (ii) lower non-cash revenues of $11.8 million within our offshore pipeline transportation and onshore facilities and transportation segments as a result of how we recognize revenue in accordance with GAAP on certain contracts. These decreases were partially offset by (i) lower depreciation, depletion and amortization expense of $15.8 million during the 2020 Quarter due to lower depreciation expense on our rail logistics assets as they were impaired during the second quarter of 2020; and (ii) lower interest expense of $3.4 million during the 2020 Quarter.
Cash flow from operating activities was $143.5 million for the 2020 Quarter compared to $136.1 million for the 2019 Quarter. This increase is primarily attributable to positive working capital changes and higher payments received under our direct financing lease during the 2020 Quarter offset by lower revenues amongst our operating segments, which is discussed further below under "Results of Operations."
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $70.7 million for the 2020 Quarter, a decrease of $11.8 million, or 14.3%, from the 2019 Quarter, primarily due to a decline in our reported Segment Margin. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $161.9 million for the 2020 Quarter, a decrease of $14.0 million, or 8%, from the 2019 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
    See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
    Distribution
In October 2020, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2020 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 13, 2020 to unitholders of record at the close of business on October 30, 2020.

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
    Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Additionally, actions taken by OPEC and other oil exporting nations beginning in early March 2020 caused additional significant declines and volatility in the price of oil and gas. These low and volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from Covid-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
    Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted beginning in the second quarter of 2020. As a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we identified a triggering event and subsequently recognized a non-cash impairment charge associated with these assets in our onshore facilities and transportation segment during the second quarter of 2020.
During the 2020 Quarter, demand and volumes in our businesses continued to be negatively impacted by Covid-19 and the economic effects from commodity prices. However, as we exited the 2020 Quarter, we believe we have begun to see a slight recovery in demand as certain regions of the United States and the world slowly begin their re-opening phases. Specifically, in our sodium minerals and sulfur services operating segment, domestic and ANSAC volume demand and NaHS demand in South America have shown signs of recovery that we expect to continue into the fourth quarter of 2020 and into 2021.
However, we will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in further impairment charges that could be material to our results of operations.
Although the potential future limitations and impact of Covid-19 are still unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time (and we expect a similar impact on demand when global restrictions are in place limiting the economy and industrial product use), we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which included the reduction of our distribution to common unitholders beginning in the first quarter of 2020 . We also took the opportunity to repurchase certain of our senior unsecured notes on the open market and recorded a gain of $20.5 million, which allowed us to reduce our overall outstanding indebtedness and related interest charges. Additionally, during the second quarter of 2020, given the current operating environment and our overall cost savings initiative, we recorded a one-time charge of approximately $13 million associated with certain severance and restructuring expenses. We began to realize a portion of our estimated cost savings associated with this initiative during the 2020 Quarter. During April 2020, we also amended our agreements with GSO associated with the expansion of our Granger soda ash facility to, among other things, extend the construction timeline of the project by as much as one year.

Results of Operations
Revenues and Costs and Expenses
    Our revenues for the 2020 Quarter decreased $178.6 million, or 29%, from the 2019 Quarter and our total costs and expenses (excluding impairment expense) as presented on the Unaudited Condensed Consolidated Statements of Operations decreased $133.1 million, or 23%, between the two periods, with a net change to our operating income of $45.5 million.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil and petroleum products in our crude oil marketing business, which is included in the onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in the sodium minerals and sulfur services segment. The decrease in our revenues and our costs and expenses between the 2020 Quarter and the 2019 Quarter is primarily attributable to: (i) decreases in crude oil and petroleum product prices and, to an extent, sales volumes; and (ii) lower sales volumes in our sodium minerals and sulfur services segment due to lower economic and market demand as a result of Covid-19 and lower contractual export pricing as it relates to our Alkali Business. Additionally, our offshore transportation segment experienced lower volumes and revenue due to Hurricanes Laura and Marco which impacted our assets in the Gulf of Mexico during the 2020 Quarter, and also resulted in an increase to our operating expenses due to the costs incurred to perform the required inspections and analysis on our assets. Depreciation, depletion, and amortization expense was $15.8 million lower during the 2020 Quarter as compared to the 2019 Quarter due to lower depreciation expense associated with our rail logistics assets, as they were impaired during the second quarter of 2020. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
    As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased 27% to $40.93 per barrel in the 2020 Quarter, as compared to $56.42 per barrel in the 2019 Quarter. Additionally, impacts from Covid-19 along with actions taken by OPEC and other oil exporting nations beginning in early March 2020 caused additional significant price declines and volatility in oil and gas prices. These low and volatile commodity prices are expected to continue at least for the near term and possibly longer. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
    As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Typically, our selling prices for volumes sold internationally and through ANSAC are contracted for the current year (in a majority of cases, annually) in the prior December and January of the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net Income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2020 Quarter as noted above, we had negative effects to our revenues (with a lesser impact to costs) due to lower sales volumes and lower export pricing of soda ash during the 2020 Quarter as a result of lower economic and market demand. For additional information, see our segment-by-segment analysis below.
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
Segment Margin
    The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Offshore pipeline transportation	$57,380	$81,060	$217,774	$233,978
Sodium minerals and sulfur services	27,592	55,258	89,357	171,602
Onshore facilities and transportation	61,298	24,829	110,612	86,352
Marine transportation	15,587	14,672	52,727	41,563
Total Segment Margin	$161,857	$175,819	$470,470	$533,495

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

    A reconciliation of total Segment Margin to Net Income (Loss) Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment Margin	$161,857	$175,819	$470,470	$533,495
Corporate general and administrative expenses	(10,801)	(15,276)	(42,160)	(39,878)
Depreciation, depletion, amortization and accretion	(70,203)	(87,209)	(228,761)	(233,250)
Interest expense	(51,312)	(54,673)	(157,895)	(165,881)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(2,318)	(7,682)	(14,500)	(18,185)
Other non-cash items (2)	7,712	9,880	16,489	(7,223)
Cash payments from direct financing leases in excess of earnings (3)	(44,088)	(2,131)	(48,620)	(6,238)
Cancellation of debt income	809	—	20,534	—
Provision for leased items no longer in use	(696)	461	(624)	833
Differences in timing of cash receipts for certain contractual arrangements (4)	(13,052)	(1,249)	(29,180)	10,886
Loss on debt extinguishment (5)	—	—	(23,480)	—
Impairment expense	(3,331)	—	(280,826)	—
Redeemable noncontrolling interest redemption value adjustments (6)	(4,149)	(272)	(12,394)	(272)
Income tax expense	(145)	(111)	(575)	(656)
Net Income (Loss) Attributable to Genesis Energy, L.P.	$(29,717)	$17,557	$(331,522)	$73,631
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2020 include a $6.7 million unrealized gain and a $17.4 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2019 include a $8.0 million unrealized gain and a $0.3 million unrealized gain, respectively, from the valuation of the embedded derivative.
(3)Represents the net effect of adding cash receipts from direct financing leases and deducting expenses relating to direct financing leases. The the three and nine months ended September 30, 2020 include the cash we received associated with the exercise of a letter of credit we had issued to us as beneficiary from a customer that defaulted under our agreement.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5)Includes our transaction costs associated with the tender of $527.9 million and redemption of $222.1 million of our 2022 Notes in the first quarter of 2020, along with the write-off of our unamortized issuance costs and discount associated with these notes.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
    Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$52,157	$63,945	$182,741	$188,115
Offshore natural gas pipeline revenue, excluding non-cash revenues	8,166	17,043	31,805	41,391
Offshore pipeline operating costs, excluding non-cash expenses	(19,221)	(19,002)	(50,963)	(52,240)
Distributions from equity investments (1)	16,278	19,074	54,191	56,712
Offshore pipeline transportation Segment Margin	$57,380	$81,060	$217,774	$233,978

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	98,626	231,635	178,962	234,070
Poseidon	274,008	249,209	268,862	255,811
Odyssey	84,902	144,995	117,100	148,945
GOPL (3)	1,266	9,796	3,706	10,046
Total crude oil offshore pipelines	458,802	635,635	568,630	648,872

Natural gas transportation volumes (MMBtus/d)	265,465	396,408	337,039	420,595

Volumetric Data net to our ownership interest (2):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	98,626	231,635	178,962	234,070
Poseidon	175,365	159,494	172,072	163,719
Odyssey	24,622	42,049	33,959	43,194
GOPL (3)	1,266	9,796	3,706	10,046
Total crude oil offshore pipelines	299,879	442,974	388,699	451,029

Natural gas transportation volumes (MMBtus/d)	83,833	151,864	112,501	162,396
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

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Offshore pipeline transportation Segment Margin for the 2020 Quarter decreased $23.7 million, or 29%, from the 2019 Quarter, primarily due to lower overall volumes on our crude oil and natural gas pipeline systems and a relative increase in operating costs. During the 2020 Quarter, our Gulf of Mexico assets experienced unplanned downtime and interruption from Hurricanes Laura and Marco as a result of producers shutting in during the storm and us taking the necessary precautions to remove all personnel from the platform assets that we operate and maintain. While the 2019 Quarter was negatively impacted by Hurricane Barry, the effects during the 2020 Quarter on our assets were more significant and longer lasting. In addition to the majority of our assets being shut in for approximately one to two weeks, our 100% owned CHOPS pipeline, although not damaged, has been out of service since August 26, 2020 due to damage at a junction platform that the CHOPS system goes up and over. We are currently in the process of undergoing the required regulatory inspections and analysis to address any platform issues caused by Hurricane Laura in an effort to safely return our assets to operation as soon as possible, and we incurred approximately $5 million of incremental operating costs in the 2020 Quarter associated with these efforts. During this time, we have successfully diverted all CHOPS barrels to our 64% owned and operated Poseidon oil pipeline system and expect to continue so during the fourth quarter of 2020. We expect volumes on our other offshore pipeline transportation assets to return to normal pre-hurricane levels in the fourth quarter of 2020, with the exception of unexpected downtime we incurred in October due to Hurricanes Delta and Zeta that impacted our operations by some 15 days.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
    Offshore pipeline transportation Segment Margin for the first nine months of 2020 decreased $16.2 million, or 7%, from the first nine months of 2019, primarily due to lower overall volumes on our crude oil and natural gas pipeline systems and a relative increase in operating costs. These lower volumes and higher operating costs are the results of: (i) unplanned downtime during 2020 as a result of Tropical Storm Cristobal and Hurricanes Laura and Marco; (ii) planned downtime, which in some cases was extended due to the economic environment (primarily in the second quarter of 2020); and (iii) the fact that the 2019 Segment Margin included volumes and margin contribution from one of our non-core gas pipelines that was abandoned near the end of 2019. These decreases were partially offset by increased volumes flowing from the Buckskin and Hadrian North production fields in 2020 (which had first oil towards the end of the second quarter of 2019), which is fully dedicated to our 100% owned SEKCO pipeline, and further downstream, our 64% owned Poseidon oil pipeline system.

    Sodium Minerals and Sulfur Services Segment
    Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Volumes sold:
NaHS volumes (Dry short tons "DST")	28,105	26,806	80,129	97,076
Soda Ash volumes (short tons sold)	588,949	951,172	2,006,006	2,646,582
NaOH (caustic soda) volumes (dry short tons sold)	20,922	18,844	57,551	60,171

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$29,271	$30,793	$85,788	$114,795
NaOH (caustic soda) revenues	9,256	9,644	25,341	32,202
Revenues associated with Alkali Business	151,227	219,617	469,361	623,818
Other revenues	624	1,167	1,729	4,108
Total external segment revenues, excluding non-cash revenues(1)	$190,378	$261,221	$582,219	$774,923

Segment Margin (in thousands)	$27,592	$55,258	$89,357	$171,602

Average index price for NaOH per DST(2)	$697	$692	$681	$702
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Sodium minerals and sulfur services Segment Margin for the 2020 Quarter decreased $27.7 million, or 50% from the 2019 Quarter, primarily due to lower volumes and pricing in our Alkali Business. During the 2020 Quarter, we experienced lower ANSAC and domestic sales volumes of soda ash relative to the 2019 Quarter due to the continued demand destruction from the worldwide economic shutdowns and uncertainty from the pandemic. This was coupled with lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020, which is expected to continue, to some extent, for at least the rest of 2020. While the soda ash volumes sold during the 2020 Quarter were relatively flat compared to the second quarter of 2020, we began to see an uptick in demand both domestically and on ANSAC volumes throughout the 2020 Quarter as certain regions of the world are beginning to re-open their economies and we expect continued demand recovery throughout the rest of 2020 and into 2021. In our refinery services business, we experienced a slight increase in NaHS volumes during the 2020 Quarter due to higher demand from certain of our domestic pulp and paper customers. Additionally, in South America (primarily in Peru),we began to see some recovery in demand from previous customer shut-ins amidst the spread of Covid-19 and we expect these volumes to continue recovering to their normal levels throughout the rest of 2020.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
    Sodium minerals and sulfur services Segment Margin for the first nine months of 2020 decreased $82.2 million, or 48%. This decrease is primarily due to lower volumes and pricing in our Alkali Business and lower NaHS volumes in our refinery services business. In our Alkali Business, the nine months ended September 30, 2020 was negatively impacted by lower demand for our soda ash volumes during 2020, primarily in the second and third quarters, as a result of economic shutdowns and uncertainty from the Covid-19 pandemic. This was coupled with lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020, which is expected to continue, to some extent, for at least the rest of 2020. In our refinery services business, we experienced a decline in NaHS volumes during 2020 due to lower demand from our mining customers in South America as a result of customer shut-ins, primarily in Peru, due to the spread of Covid-19 and we expect these volumes to return to normal levels later in 2020, and further upon the economy restrictions being lifted globally. This decline was coupled with lower demand from certain of our domestic mining and pulp and paper customers throughout the nine months ended September 30, 2020.

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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$115,929	$187,988	$311,066	$584,126
Crude oil and CO2 pipeline tariffs and revenues from direct financing leases of CO2 pipelines	14,208	16,080	48,214	50,332
Payments received under direct financing leases not included in income	44,088	2,131	48,620	6,238
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(104,197)	(163,314)	(258,474)	(496,090)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(15,895)	(20,466)	(52,265)	(57,455)
Other	7,165	2,410	13,451	(799)
Segment Margin	$61,298	$24,829	$110,612	$86,352

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	64,635	51,492	70,444	47,265
Jay	9,731	10,292	8,276	10,644
Mississippi	5,523	6,015	5,605	5,988
Louisiana (1)	73,482	115,519	99,490	114,337
Onshore crude oil pipelines total	153,371	183,318	183,815	178,234

CO2 pipeline (average Mcf/day):
Free State	90,649	76,914	106,530	86,294

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	29,284	33,244	25,772	32,593
Rail unload volumes	3,860	78,696	33,907	87,745
(1) Total daily volume for the three and nine months ended September 30, 2020 include 33,874 and 35,676 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and nine months ended September 30, 2019 includes 45,657 and 54,153 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Onshore facilities and transportation Segment Margin for the 2020 Quarter increased by $36.5 million, or 146.9%, from the 2019 Quarter primarily due to the 2020 Quarter including the receipt of a cash payment of approximately $41 million associated with the exercise of a letter of credit we had issued to us as beneficiary from a customer that defaulted under a twenty year term agreement. This increase was partially offset by lower volumes throughout our onshore facilities and transportation asset base, primarily in Louisiana at our Baton Rouge corridor assets and our Raceland rail facility. Due to the decline in crude oil prices and the collapse in the differential of Western Canadian Select (WCS) to the Gulf Coast, which has made crude-by-rail to the Gulf Coast uneconomic, the volumes at our Baton Rouge facilities were below our minimum take-or-pay levels and we were only able to recognize our minimum volume commitment in segment margin during the 2020 Quarter. We expect to only recognize our minimum volume commitment in segment margin through the rest of 2020 and as we enter 2021 due to the lower anticipated volumes and the prepaid transportation credits that our customer has accumulated over the last six months.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
    Onshore facilities and transportation Segment Margin for the nine months ended September 30, 2020 increased $24.3 million, or 28.1%, primarily due to: (i) 2020 including the receipt of a cash payment of approximately $41 million associated with the exercise of a letter of credit we had issued to us as beneficiary from a customer that defaulted under a twenty year term agreement, and (ii) higher volumes on our Texas system in 2020, which is capable of receiving and transporting barrels that originate in the Gulf of Mexico, including our 100% owned CHOPS pipeline, amongst others, to markets in Webster and Texas City. This was partially offset by the fact that the 2019 results included the receipt of a cash payment of $10 million associated with the resolution of a crude oil supply agreement and lower rail unload volumes during 2020 due to crude-by-rail to the Gulf Coast becoming uneconomic as a result of the decline in crude oil prices and the collapse in the differential of Western Canadian Select (WCS) to the Gulf Coast.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (in thousands):
Inland freight revenues	$21,347	$26,237	$74,724	$77,675
Offshore freight revenues	21,132	19,975	64,491	56,547
Other rebill revenues (1)	9,433	13,192	31,763	40,538
Total segment revenues	$51,912	$59,404	$170,978	$174,760

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$36,325	$44,732	$118,251	$133,197

Segment Margin (in thousands)	$15,587	$14,672	$52,727	$41,563

Fleet Utilization: (2)
Inland Barge Utilization	74.0%	97.2%	85.0%	97.5%
Offshore Barge Utilization	95.7%	92.4%	97.3%	94.2%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Marine transportation Segment Margin for the 2020 Quarter increased $0.9 million, or 6%, from the 2019 Quarter. During the 2020 Quarter, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets coupled with increased utilization relative to the 2019 Quarter. This was partially offset by lower utilization and day rates in our inland business. We expect to see continued pressure on our utilization, and to an extent, the spot rates in our inland business as Midwest and Gulf Coast refineries continue to lower their utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. Additionally, the five year contract associated with our M/T American Phoenix tanker ended on September 30, 2020. We have re-contracted the tanker beginning in the fourth quarter of 2020 at a marginally lower rate and shorter term. We have continued to enter into short term contracts (less than a year) in both the inland and offshore (including the M/T American Phoenix) markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
    Marine transportation Segment Margin for the nine months ended September 30, 2020 increased $11.2 million, or 27%. During 2020, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets coupled with increased utilization relative to 2019. In our inland business, 2020 day rates increased relative to 2019 over the nine month periods, which more than offset the lower utilization. We expect to see continued pressure on our utilization, and to an extent, the spot rates on our inland business as Midwest and Gulf Coast refineries continue to lower their utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.

Other Costs, Interest, and Income Taxes
    General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,846	$9,856	$44,003	$30,384
Segment	1,048	1,065	3,186	3,283
Long-term incentive compensation expense	143	1,114	(1,387)	3,008
Third party costs related to business development activities and growth projects	35	2,964	56	3,422
Total general and administrative expenses	$11,072	$14,999	$45,858	$40,097

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Total general and administrative expenses for the 2020 Quarter decreased by $3.9 million primarily due to the 2019 Quarter including third party transaction costs associated with the closing of our financing transaction for the Granger expansion. Additionally, the 2020 Quarter had lower long term incentive compensation expense due to the assumptions used to value our outstanding awards for each respective period.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Total general and administrative expenses for the nine months ended September 30, 2020 increased by $5.8 million primarily due to the effects of a one-time charge of approximately $13 million related to certain severance and restructuring expenses incurred during the second quarter of 2020. This was partially offset by lower long-term incentive compensation expense due to the effect of changes in assumptions used to value our outstanding awards and lower third party costs associated with business development activities and growth projects during 2020 as 2019 included costs associated with the closing of our financing transaction for the Granger expansion.

    Depreciation, depletion, and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Depreciation and depletion expense	$63,103	$78,432	$209,238	$225,594
Amortization expense	4,630	4,928	12,972	14,029
Amortization of CO2 volumetric production payments	—	162	—	890
Total depreciation, depletion and amortization expense	$67,733	$83,522	$222,210	$240,513

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Total depreciation, depletion, and amortization expense for the 2020 Quarter decreased by $15.8 million. This decrease is primarily due to lower depreciation expense in the 2020 Quarter associated with our rail logistics assets as they were impaired during the second quarter of 2020. Additionally, the 2019 Quarter included an increase in depreciation charges associated with one of our non-core gas offshore assets in which the abandonment timing was accelerated.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Total depreciation, depletion, and amortization expense for the nine months ended September 30, 2020 decreased $18.3 million. This decrease is primarily due to lower depreciation expense in 2020 associated with our rail logistics assets as they were impaired during the second quarter of 2020. Additionally, the nine months ended September 30, 2019 included an increase in depreciation charges associated with one of our non-core gas offshore assets in which the abandonment timing was accelerated and higher overall amortization expense.

Impairment Expense
As previously discussed, during the nine months ended September 30, 2020, we recorded impairment expense of approximately $277 million associated with the rail logistics assets included within our onshore facilities and transportation segment. We also recorded approximately $3 million of impairment expense in the 2020 Quarter associated with the full write-off of one of our non-core offshore gas platforms which does not have a future use with our operations.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$9,415	$13,572	$29,824	$42,034
Interest expense, senior unsecured notes	39,842	39,547	122,402	118,641
Amortization of debt issuance costs and discount	2,454	2,695	7,045	8,065
Capitalized interest	(399)	(1,141)	(1,376)	(2,859)
Net interest expense	$51,312	$54,673	$157,895	$165,881

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
    Net interest expense for the 2020 Quarter decreased $3.4 million primarily due to a lower interest rate on our revolving credit facility during the period. The decline in our interest rate during the 2020 Quarter is due to the decrease in LIBOR rates during the 2020 Quarter, which is one of the main drivers of interest expense on our credit facility. Additionally, we have repurchased a total of $97.6 million of our senior unsecured notes on the open market during 2020 for a gain of $20.5 million, which reduced our overall outstanding indebtedness and interest expense during the period.
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
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Net interest expense for the nine months ended September 30, 2020 decreased by $8.0 million primarily due to a lower interest rate on our revolving credit facility during the period. The decline in our interest rate during 2020 is due to the decrease in LIBOR rates during the period, which is one of the main drivers of interest expense on our credit facility. Additionally, we repurchased a total of $97.6 million of our senior unsecured notes on the open market during 2020 for a gain of $20.5 million, which reduced our overall outstanding indebtedness and interest expense during the year.
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

Liquidity and Capital Resources
    General
    As of September 30, 2020, our balance sheet and liquidity position remained strong, including $714.1 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
    At September 30, 2020, our long-term debt totaled approximately $3,358.7 million, which is a reduction of $73.9 million sequentially from June 30, 2020, and consists of $984.8 million outstanding under our credit facility (including $27.8 million borrowed under the inventory sublimit tranche) and $2,374 million of senior unsecured notes, comprising $396.2 million carrying amount due on May 15, 2023, $338.0 million carrying amount due on June 15, 2024, $528.9 million carrying amount due October 2025, $395.8 million carrying amount due May 2026, and $715.1 million carrying amount due February 15, 2028. Given the market conditions during 2020, we continued to take the opportunity to repurchase certain of our senior unsecured notes. As of September 30, 2020, we have repurchased approximately $97.5 million of our senior unsecured notes on the open market in exchange for $77.0 million, which was borrowed under our credit facility, and reduced our total indebtedness by $20.5 million. We remain focused on continuing to be a net payer of debt and reducing our operating leverage.
    On September 23, 2019, we announced the expansion of our existing Granger facility (the "Granger Optimization Project" or "GOP"). We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is anticipated in late 2023. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
    Equity Distribution Program and Shelf Registration Statements
    We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
    In 2016, we implemented an equity distribution program that allowed us to consummate “at the market” offerings of common units from time to time through brokered transactions. In connection with implementing our equity distribution program, we filed a universal shelf registration statement (our "EDP Shelf") with the SEC. Our EDP Shelf expired in October 2020 and we have no plans to file a replacement EDP Shelf. We did not issue any units under this program.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the nine months ended September 30, 2020 and September 30, 2019.
    Net cash flows provided by our operating activities for the nine months ended September 30, 2020 were $295.6 million compared to $331.7 million for the nine months ended September 30, 2019. This decrease is primarily attributable to lower segment margin and transactions costs incurred during 2020 associated with the tender and redemption of our previously held 2022 Notes, partially offset by positive changes in working capital.
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

Capital Expenditures
    A summary of our expenditures for fixed assets, business and other asset acquisitions for the nine months ended September 30, 2020 and September 30, 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$3,641	$4,870
Sodium minerals and sulfur services assets	23,647	32,653
Marine transportation assets	22,998	29,665
Onshore facilities and transportation assets	2,988	1,989
Information technology systems	213	909
Total maintenance capital expenditures	53,487	70,086
Growth capital expenditures:
Offshore pipeline transportation assets	2,268	105
Sodium minerals and sulfur services assets	44,015	42,605
Marine transportation assets	—	—
Onshore facilities and transportation assets	444	3,394
Information technology systems	4,175	1,798
Total growth capital expenditures	50,902	47,902
Total capital expenditures	$104,389	$117,988
    Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
    Growth Capital Expenditures
    On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is anticipated in late 2023. We issued 1,750 preferred units to GSO in consideration for the amendment. The Alkali Holdings preferred unitholders will receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of September 30, 2020 we had issued 139,359 Alkali Holdings preferred units. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
    Except for the Granger Optimization Project, we do not anticipate spending material growth capital expenditures on any individual projects during the rest of 2020.
    Maintenance Capital Expenditures
    Maintenance capital expenditures incurred during 2020 primarily relate to expenditures in our Alkali Business and in our marine transportation segment. Our Alkali Business, which is included in our sodium minerals and sulfur services segment, incurs expenditures to maintain its equipment and facilities due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned drydocks. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
    Distributions to Unitholders
    On November 13, 2020, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2020 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

    With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 13, 2020 to unitholders of record at the close of business on October 30, 2020.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	September 30, 2020	December 31, 2019
ASSETS:
Current assets	$246,540	$323,492
Fixed assets, net	3,143,374	3,538,450
Non-current assets	876,996	951,276

LIABILITIES AND CAPITAL:(1)
Current liabilities	223,939	292,941
Non-current liabilities	3,654,873	3,738,816
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Nine Months Ended September 30, 2020	Twelve Months Ended December 31. 2019
Revenues	$882,751	$1,617,170
Operating costs	1,104,748	1,454,040
Operating income (loss)	(221,997)	163,130
Income (loss) before income taxes	(316,653)	566
Net loss(1)	(317,227)	(122)
Less: Accumulated distributions to Class A Convertible Preferred Units	(56,052)	(74,467)
Net loss available to common unitholders	(373,279)	(74,589)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
    Excluded from non-current assets in the table above are $29.9 million and $76.2 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2020 and December 31, 2019, respectively.
Non-GAAP Financial Measure Reconciliations
    For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(29,717)	$17,557
Income tax expense	145	111
Depreciation, depletion, amortization and accretion	70,203	87,209
Impairment expense	3,331	—
Plus (minus) Select Items, net	52,091	2,990
Maintenance capital utilized (1)	(10,600)	(6,825)
Cash tax expense	(250)	(149)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments (2)	4,149	272
Available Cash before Reserves	$70,668	$82,481
(1)For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2020 Quarter and 2019 Quarter were $19.9 million and $26.8 million, respectively.
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

		Three Months Ended September 30,
		2020	2019
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$13,052	$1,249
	Adjustment regarding direct financing leases (2)	44,088	2,131
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	(9,772)	(10,398)
	Adjustment regarding equity investees (4)	2,318	7,682
	Other	2,060	518
	Sub-total Select Items, net (5)	51,746	1,182
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (6)	55	2,964
	Other	290	(1,156)
	Total Select Items, net (7)	$52,091	$2,990
(1) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) Represents the net effect of adding cash receipts from direct financing leases and deducting expenses relating to direct financing leases. The 2020 Quarter includes the cash we received associated with the exercise of a letter of credit we had issued to us as beneficiary from a customer that defaulted under our agreement.
(3) The 2020 Quarter includes a $6.7 million unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2019 Quarter includes a $8.0 million unrealized gain from the valuation of the embedded derivative.
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
(7) Represents Select Items applicable to Available Cash before Reserves.

Non-GAAP Financial Measures
General
    To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of total Segment Margin to net income (loss) is also included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of total Segment Margin to net income (loss) is included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 5, 2020	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)