Form 10-K
period 2020-12-31
GENESIS ENERGY LP
filed 2021-03-01
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2020 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $755.4 million based on $7.22 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On March 1, 2021, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2020 FORM 10-K ANNUAL REPORT

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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events, pandemics (including Covid-19), the actions of OPEC (as defined below) and other oil exporting nations, conservation and technological advances;
•our ability to successfully execute our business and financial strategies;
•our ability to realize cost savings from our recent cost saving measures;
•the realized benefits of the preferred equity investment in Alkali Holdings (as defined below) by GSO (as defined below) or our ability to comply with the GOP (as defined below) agreements and maintain control over and ownership of the Alkali Business;
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
•service interruptions in our pipeline transportation systems, processing operations or mining facilities;
•shutdowns or cutbacks at refineries, petrochemical plants, utilities, individual plants or other businesses for which we transport crude oil, petroleum, natural gas or other products or to whom we sell soda ash, petroleum or other products;
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
•loss of key personnel;
•cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions at the current level, pay our quarterly distribution on our Class A Convertible Preferred Units (as defined below), or to increase quarterly cash distributions in the future;
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
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. We provide services to one of the most active drilling and development regions in the U.S.- the Gulf of Mexico- a producing region representing approximately 15% of the crude oil production in the U.S. during 2020. Our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S. focus on providing a suite of services primarily to refiners, which includes our sulfur removal services, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners, as well as perform other handling activities. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products.
The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products, and has been operating for over 70 years. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. Our Alkali Business has an estimated remaining reserve life (based on 2020 production) of over 100 years related to the seam currently being mined, which is disclosed in further detail in the Reporting of Ore and Mineral Reserve section of Item 1. Our existing leases have other seams available to us for future mining that would increase our available reserve quantities.
Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:
•one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2020;
•one of the leading providers of crude oil and petroleum transportation, storage, and other handling services for two of the largest refinery complexes in the U.S., one located in Baton Rouge, Louisiana and one in Baytown, Texas, both of which have been operational for approximately 100 years;
•one of the leading producers (based on tons produced) of natural soda ash in the world; and
•one of the largest producers and marketers (based on tons produced) of sodium hydrosulfide (or NaHS, pronounced "nash") in North and South America.
We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. Our outstanding common units (including our Class B common units), and our outstanding Class A convertible preferred units (our "Class A Convertible Preferred Units"), representing limited partner interests, constitute all of the economic equity interests in us.
We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. For additional information, please review the section entitled "Financial Measures."

Offshore Pipeline Transportation Segment
    We conduct our offshore crude oil and natural gas pipeline transportation and handling operations through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, and Mississippi. This segment provides services to one of the most active drilling and development regions in the U.S.- the Gulf of Mexico- a producing region representing approximately 15% of the crude oil production in the U.S. during 2020. Even though the large-reservoir properties, related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil and gas companies and large independent crude oil and natural gas producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,422 miles of crude oil pipelines with an aggregate design capacity of approximately 1,944 MBbls per day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon pipeline system and 100% of the Cameron Highway pipeline system, or CHOPS, which is one of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon Pipeline Company, LLC ("SEKCO"), which is a deepwater pipeline servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of Mexico.
Our interests in operating offshore natural gas pipeline systems and related infrastructure include approximately 764 miles of pipe with an aggregate design capacity of approximately 2,308 MMcf per day. We also own an interest in four offshore hub platforms, three of which are operational, with an aggregate processing capacity of approximately 711 MMcf per day of natural gas and 159 MBbls per day of crude oil.
Our offshore pipelines generate cash flows from fees charged to customers or substantially similar arrangements that otherwise limit our direct exposure to changes in commodity prices. Each of our offshore pipelines currently has significant available long-term capacity (with minimal to no additional capital investment required from us) to accommodate future growth in the fields from which the production is dedicated to that pipeline, including fields that have yet to commence production activities, as well as volumes from non-dedicated fields.
Sodium Minerals and Sulfur Services Segment
Our sodium minerals and sulfur services segment includes our Alkali Business and our sulfur removal business.
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
Our Alkali Business holds leases covering approximately 87,000 acres of land, containing an estimated 890 million short tons of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years. It also owns and operates soda ash production facilities, underground trona ore mines and solution mining operations and related equipment, logistics and other assets.
Our Alkali Business has been mining trona and producing soda ash in the Green River, Wyoming trona patch for over 70 years. All of our Alkali Business’ mining and processing activities are conducted at its “Westvaco” and “Granger” facilities in Wyoming. Utilizing our two facilities near Green River, our Alkali Business involves the mining of trona ore, the processing of the trona ore into soda ash, also known as sodium carbonate (Na2CO3), and the marketing, selling and distribution of the soda ash and specialty products.
We sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells through the American Natural Soda Ash Corporation, or ANSAC, exclusively in all other markets. ANSAC is a nonprofit foreign sales association of which our Alkali Business and two other U.S. soda ash producers were members during 2020, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. ANSAC is our Alkali Business’ largest customer. See Note 14 for a further discussion of ANSAC.
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

As part of our sulfur services business, we primarily (i) provide sulfur removal services by processing refineries high sulfur (or "sour") gas streams to remove the sulfur at ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of approximately three years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in the mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
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
We own four onshore crude oil pipeline systems, with approximately 450 miles of pipe located primarily in Alabama, Florida, Louisiana, Mississippi and Texas that are rate regulated by the Federal Energy Regulatory Commission, or FERC. The rates for certain segments of our Texas onshore pipeline are regulated by the Railroad Commission of Texas. Our onshore pipelines generate cash flows from fees charged to customers. Each of our onshore pipelines has significant available capacity to accommodate potential future growth in volumes.
    We own four operational crude oil rail unloading facilities located in Baton Rouge, Louisiana; Raceland, Louisiana; Walnut Hill, Florida; and Natchez, Mississippi, which provide synergies to our existing asset footprint. We generally earn a fee for unloading railcars at these facilities. Three of these facilities, our Baton Rouge, Louisiana, Raceland, Louisiana, and Walnut Hill, Florida facilities are directly connected to our existing integrated crude oil pipeline and terminal infrastructure.
    In addition to the above, we have access to a suite of trucks, trailers, and railcars, as well as terminals and tankage with approximately 4.2 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast, which we use to service customers and for our own account. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
Marine Transportation Segment
We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners accounted for approximately 80% of our marine transportation volumes for 2020.
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
Our Objectives and Strategies
Our primary objective continues to be to generate and grow stable cash flows and deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. In addition to this, we believe that (i) the new long-term contracted commercial opportunities that will provide significant incremental volumes on our already constructed offshore pipeline transportation assets that require minimal to no additional investment from us; (ii) the normalization of soda ash markets, including both price and volume recovery; (iii) our minimal expected growth capital expenditures for the foreseeable future with the exception of the Granger Optimization Project (as defined below), which can be fully funded externally, subject to compliance with the covenants contained in our agreements with GSO; (iv) the continued realization of our cost saving initiatives implemented in mid-2020; (v) the disposition and early monetization of our non-core legacy CO2 business; and (vi) our recent debt transactions, including our at the market repurchases of certain of our senior unsecured notes of approximately $153.6 million, the tender and redemption of our 2023 Notes (as defined below), and the issuance of our $750 million 2027 Notes (Note 10), allow us the financial flexibility to naturally deleverage our balance sheet. We are also currently working with our banks to renew and extend the maturity on our senior secured credit facility that is currently set to mature in 2022. These allow us to further enhance our financial flexibility to opportunistically pursue accretive organic projects and acquisitions should they present themselves.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Successfully executing this strategy should enable us to generate and grow stable cash flows.
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. The integrated and large independent energy companies that use our offshore oil pipelines produce oil that is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S. focus on providing a suite of services primarily to refiners, which include our sulfur removal services, transportation, storage, and other handling services. In 2020, refiners were the shippers of approximately 97% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 80% of the use of our inland barges during 2020, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes.
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
We intend to develop our business by:
•Identifying and exploiting incremental profit opportunities, including cost synergies, across an increasingly integrated footprint;
•Economically expanding our pipeline and terminal operations by utilizing capacity currently available on our existing assets that requires minimal to no additional investment;
•Optimizing our existing assets and creating synergies through additional commercial and operating advancement;
•Leveraging customer relationships across business segments;
•Attracting new customers and expanding our scope of services offered to existing customers;
•Expanding the geographic reach of our businesses;
•Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and
•Focusing on health, safety and environmental stewardship.

Financial Strategy
We believe that preserving financial flexibility is an important factor in our overall strategy and success. Over the long-term, we intend to:
•Increase the relative contribution of recurring and throughput-based revenues, emphasizing longer-term contractual arrangements;
•Prudently manage our limited direct commodity price risks;
•Maintain a sound, disciplined capital structure, including our current and forward path to deleveraging (including minimal growth capital requirements in the foreseeable future outside of our Granger Optimization Project, which can be fully funded externally, subject to compliance with the covenants contained in our agreements with GSO), as well as being cash flow positive in 2021 and the foreseeable future; and
•Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:
•Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across segments. Our businesses are primarily focused on (i) providing offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies, (ii) producing sodium minerals and performing sulfur removal services and (iii) providing onshore-based refinery-centric crude oil and refined products transportation and handling services. We are not dependent upon any one customer or principal location for our revenues.
•Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry . We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2020. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We believe we are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for approximately 100 years.

•We are financially flexible and have significant liquidity. As of December 31, 2020, we had $1,055.2 million available under our $1.7 billion revolving credit agreement, subject to compliance with our covenants, including up to $165.6 million available under the $200 million petroleum products inventory loan sublimit and $198.9 million available for letters of credit. Our inventory borrowing base was $34.4 million at December 31, 2020.
•Our businesses provide relatively consistent consolidated financial performance. Our historically consistent financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable and increasing cash flows.
•We have limited direct commodity price risk exposure in our oil and gas and NaHS businesses. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with NYMEX derivatives to limit our direct exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires us to monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory not in excess of $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties, in one of the most active drilling and development regions in the U.S.-the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the U.S. during 2020.

•Our Alkali Business has significant cost advantages over synthetic production methods. Our Alkali Business has significant cost advantages over synthetic production methods, including lower raw material and energy requirements. According to IHS, on average, the cash cost to produce material soda ash has been about half of the cost to produce synthetic soda ash.

•Our expertise and reputation for high performance standards and quality enable us to provide refiners with economic and proven services. Our extensive understanding of the sulfur removal process and crude oil refining can provide us with an advantage when evaluating new opportunities and/or markets.
•Some of our pipeline transportation and related assets are strategically located. Our pipelines are critical to the ongoing operations of our refiner and producer customers. In addition, a majority of our terminals are located in areas that can be accessed by pipeline, truck, rail or barge.

•Some of our onshore facilities and transportation assets are operationally flexible. Our portfolio of trucks, railcars, barges and terminals affords us flexibility within our existing regional footprint and provides us the capability to enter new markets and expand our customer relationships.

•Our marine transportation assets provide waterborne transportation throughout North America. Our fleet of barges and boats provide service to both inland and offshore customers within a large North American geographic footprint. All of our vessels operate under the U.S. flag and are qualified for U.S. coastwise trade under the Jones Act.

•We have an experienced, knowledgeable and motivated executive management team with a proven track record. Our executive management team has an average of more than 25 years of experience in the midstream sector. Its members have worked in leadership roles at a number of large, successful public companies, including other publicly-traded partnerships. Through their equity interest in us and compensation package (including long term incentive awards based on available cash before reserves, leverage, and safety metrics), our executive management team is incentivized to create value by increasing cash flows.
Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2019. Additional information regarding most of these items may be found elsewhere in this report.
Granger Production Facility Expansion
On September 23, 2019, we announced the expansion of our existing Granger facility (the "Granger Optimization Project" or "GOP") currently expected to be completed near the end of 2023. We entered into agreements with funds affiliated with GSO Capital Partners LP (collectively, "GSO") for the purchase of up to $350 million of preferred units in Genesis Alkali Holdings Company ("Alkali Holdings"). The proceeds we receive from GSO will fund up to 100% of the anticipated cost of the GOP, subject to compliance with the covenants contained in our agreements with GSO. The preferred unitholders receive payment-in-kind in lieu of cash distributions during the anticipated construction period.
On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year, to late 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As of December 31, 2020, there are 141,249 Alkali Holdings preferred units outstanding.
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
Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Beginning in the second quarter of 2020, our results were negatively impacted, primarily through lower volumes and demand for our assets, by the macroeconomic conditions and current operating environment. Additionally, as a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we recognized a non-cash impairment charge associated with these assets in our onshore facilities and transportation segment during the second quarter of 2020 (refer to Note 7 for additional discussion). In response to the pandemic and as part of our overall cost savings strategy, during the second quarter of 2020 we recorded a one-time charge of approximately $13 million associated with restructuring and severance expenses incurred during the period.
In addition to Covid-19, we experienced several major weather disruptions, including Tropical Storm Cristobal and Hurricanes Laura, Marco, Delta and Zeta, which caused significant downtime and damage to certain of our assets in the Gulf of Mexico causing an increase to our operating costs in our offshore pipeline transportation segment. As a result of these named storms, we sustained damage to our Garden Banks 72 (GB 72) junction platform and had to take our CHOPS pipeline, which goes up and over GB72, out of service beginning on August 26, 2020. From this time through the end of 2020, we were able to successfully divert all volumes from CHOPS onto our 64% owned Poseidon oil pipeline. On February 4, 2021, we completed the construction of a bypass around the GB72 platform that allowed CHOPS to resume service.
During the end of the third quarter and throughout the remainder of 2020, our businesses began to see a slight recovery in volumes and demand as certain regions of the United States and the world begin to re-open their economies.
CO2 Assets Disposition
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to them the ownership of our remaining CO2 assets, including the North East Jackson Dome ("NEJD") and Free State pipelines. As a part of the agreement, we will receive total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreements, and the remaining $70 million will be paid in equal installments during each quarter of 2021. We recorded a loss of approximately $22 million during 2020 associated with the sale of our Free State pipeline, which represents the difference between the proceeds and the net book value of the assets transferred. Refer to Note 4 and Note 7 for additional discussion.
Credit Facility Amendments
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
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750.0 million in aggregate principal amount of our 7.75% senior unsecured notes due February 1, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of approximately $736.7 million, net of issuance costs incurred. The net proceeds were used to purchase $554.8 million of our existing 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”), including the related accrued interest and tender premium on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020.
On December 17, 2020, we issued $750.0 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. The net proceeds were used to purchase $316.5 million of our existing 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”), including the related accrued interest and tender premium and fees on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. We incurred a loss of approximately $8 million relating to the tender of our 2023 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs, which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020. On January 19, 2021 we redeemed the remaining principal of $80.9 million of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes.

During the year ended December 31, 2020, we repurchased $153.6 million of certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $27.3 million. This is recorded within "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.
The following chart depicts our organizational structure at December 31, 2020.
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
We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, soda ash production facilities and related equipment, trona reserves, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and large industrial and commercial enterprises, including those that use natural soda ash, NaHS and caustic soda. Our onshore-based operations, excluding those associated with our Alkali Business, occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. Within our Alkali Business, we sell our soda ash and specialty products to a diverse customer base directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico, a producing region representing approximately 15% of the crude oil production in the U.S. during 2020.

The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS	Genesis	380	500,000	100%	133,977	133,977
Poseidon	Genesis	358	490,000	64%	290,600	185,984
Odyssey	Shell Pipeline	120	200,000	29%	119,145	34,552
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	4,154	4,154
Total		1,042	1,229,000		547,876	358,667

Lateral Lines (2)
SEKCO	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

(1)Capacity figures presented represent 100% of the design capacity; except for Eugene Island, which represents our net capacity in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.
(2)Represents 100% owned lateral crude oil pipelines which ultimately flow into our other offshore crude oil pipelines (including CHOPS and Poseidon) and thus are excluded from main lines above.
•CHOPS. CHOPS is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries and terminals located in Port Arthur and Texas City, Texas. CHOPS also includes two strategically located multi-purpose offshore platforms.
•Poseidon. The Poseidon system is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon.
•Odyssey. The Odyssey system is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey.
•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil, ConocoPhillips and Shell Oil Company.
•SEKCO Pipeline. SEKCO is a deepwater pipeline serving the Lucius crude oil and natural gas field, Buckskin oil field and Hadrian North oil field located in the southern Keathley Canyon area of the Gulf of Mexico. SEKCO has crude oil transportation agreements with various Gulf of Mexico producers who have dedicated their production from Lucius, Buckskin and Hadrian North to the pipeline for the life of their reserves.

•Shenzi Crude Oil Pipeline. The Shenzi Crude Oil Pipeline gathers crude oil production from the Shenzi production field located in the Green Canyon area of the Gulf of Mexico offshore Louisiana for delivery to both our CHOPS and Poseidon pipeline systems.
•Allegheny Crude Oil Pipeline. The Allegheny Crude Oil Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with the CHOPS and Poseidon pipelines.
•Marco Polo Crude Oil Pipeline. The Marco Polo Crude Oil Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.
•Constitution Crude Oil Pipeline. The Constitution Crude Oil Pipeline gathers crude oil from the Constitution, Constellation, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of Mexico for delivery to either the CHOPS or Poseidon pipelines.
    None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day) (1)	Interest Owned
High Island Offshore System	Genesis	238	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	5	108	100%
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		764	2,308

(1)Capacity figures presented represent 100% of the design capacity.
•High Island. The High Island Offshore System (HIOS) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to interconnects with the Kinetica Energy Express. HIOS includes 152 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system included the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.
•Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area of the Gulf of Mexico for delivery to the Nautilus System.
•Green Canyon. The Green Canyon Laterals represent a collection of small diameter pipelines that gather natural gas for delivery to HIOS and various other downstream pipelines.
•Manta Ray. The Manta Ray Offshore Gathering System gathers natural gas from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico for delivery to numerous downstream pipelines, including the Nautilus System. This system includes three pipeline junction platforms.
•Nautilus. The Nautilus System connects the Anaconda Gathering system and Manta Ray Offshore Gathering System to the Neptune natural gas processing plant located in south Louisiana.
Offshore Hub Platforms
Offshore Hub platforms are typically used to: (i) interconnect the offshore pipeline network; (ii) provide an efficient means to perform pipeline maintenance; (iii) locate compression, separation and production handling equipment and similar assets; and (iv) conduct drilling operations during the initial development phase of a crude oil and natural gas property. The results of operations from offshore platform services are primarily dependent upon the level of commodity charges and/or demand-type fees billable to customers. Revenue from commodity charges is based on a fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered. Demand-type fees are similar to firm capacity reservation agreements for a pipeline in that they are charged to a customer regardless of the volume the customer actually delivers to the platform. Contracts for platform services often include both demand-type fees and commodity charges, but demand-type fees generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.

The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Occidental	4,300	300	120,000	100%
Garden Banks 72 (2)	Genesis	518	216	36,000	54%
East Cameron 373	Genesis	441	195	3,000	100%
Total			711	159,000

(1)Capacity figures presented represent 100% of the design capacity.
(2)We proportionately consolidate our undivided interest in the Garden Banks 72 platform.
•Marco Polo. The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas from production fields located in the South Green Canyon area of the Gulf of Mexico.
•Garden Banks. The Garden Banks 72 platform serves as a base for gathering deepwater production from the Garden Banks area of the Gulf of Mexico. This platform also serves as a junction platform for the CHOPS and Poseidon pipeline systems.
•East Cameron. The East Cameron 373 platform processes production from the Garden Banks and East Cameron areas of the Gulf of Mexico.
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
Alkali Business
Our Alkali Business is one of the leading producers of natural soda ash worldwide. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin in Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash is produced from trona or similar sodium carbonate containing materials, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali Business includes the following:

•Dry mining of trona ore underground at our Westvaco facility;

•Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through solution mining;

•Processing of raw trona ore into soda ash and specialty sodium alkali products; and

•Marketing, sale and distribution of alkali products.

Our Alkali Business has the ability to produce approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin.

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
    Marketing, Sale and Distribution of Alkali Products
We sell our alkali products to customers directly in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets. ANSAC is a nonprofit foreign sales association in which we and two other U.S. soda ash producers were members during 2020, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act.
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of approximately 3,600 covered hopper cars which we use to deliver over 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
We sell most of our Alkali products as soda ash. Soda ash is the only product we sell to ANSAC. Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. Demand for soda ash in the United States has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to Covid-19 (which began to recover during the end of the third quarter and throughout the remainder of 2020). Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
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
Sulfur Removal Business
Our sulfur services business primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners' high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten sulfur removal services contracts have an average remaining term of approximately three years. This includes the extended term of our renegotiated sulfur removal services contract with Phillips 66 at our Westlake, Louisiana facility, which extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our sodium minerals and sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our onshore facilities and transportation segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to approximately 130 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in the pulp and paper business, and in connection with mining operations (nickel, gold and separating copper from molybdenum) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers
Our natural soda ash is sold to a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business sells exclusively through the American Natural Soda Ash Corporation, or ANSAC, in all other markets. ANSAC is a nonprofit foreign sales association in which our Alkali Business and two other U.S. soda ash producers were members during 2020. The other ANSAC members have given notice that they will exit ANSAC in 2021 and 2022, respectively. ANSAC is our Alkali Business’ largest customer. Soda ash sold to ANSAC is later resold to other customers worldwide. Soda ash is utilized by our customers as basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products.
We provide on-site sulfur removal services utilizing NaHS units at ten refining locations. Even though some of our customers have elected to own the sulfur removal facilities located at their refineries, we operate those facilities. We market all of our NaHS as well as small amounts of NaHS for a handful of third parties.

We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum and the production of pulp and paper. We sell to customers in the copper mining industry in the western U.S., Canada and Mexico. We also export NaHS to South America for sale to customers for mining in Peru and Chile. No sulfur removal customer or NaHS sales customer is responsible for more than ten percent of our consolidated revenues. Many of the industries that our NaHS customers are in (such as copper mining and the pulp and paper industry) participate in global markets for their products. As a result, this creates an indirect exposure for NaHS to global demand for the end products of our customers. Provisions in our service contracts with refiners allow us to adjust our sour gas processing rates (sulfur removal) to maintain a balance between NaHS supply and demand.
We sell caustic soda to many of the same customers who purchase NaHS from us, including pulp and paper manufacturers and customers in the copper mining industry. We also supply caustic soda to some of the refineries in which we operate for use in cleaning processing equipment.
Competition- Alkali Business
The global soda ash market which our Alkali Business operates in is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Ciner Resources, L.P., and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California. Because of the structural cost advantages of natural soda ash production in the United States, including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce material soda ash has been about half the cost to produce synthetic soda ash. Sales of soda ash and specialty products outside of North America (principally through ANSAC) face competition from a variety of others, in most cases producers of soda ash using the synthetic method, but to a lesser extent producers of natural soda ash based in Turkey, China and Africa, and beginning in 2021, other U.S.-based natural soda ash operations. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. In addition, soda ash is used in paper production applications and other consumer and industrial applications. Demand for soda ash in the United States has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to Covid-19 (which began to recover during the end of the third quarter and throughout the remainder of 2020). Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
ANSAC is our Alkali Business's largest customer, with total sales representing 27% of total sales in the sodium minerals and sulfur services segment. Apart from ANSAC, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers, the loss of one of which would not have a material adverse effect on us.
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
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 27,000 barrels per day (as of December 31, 2020) of crude oil and petroleum products, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and railcars and incurring transportation related costs.
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

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil, Intermediates, and Refined Products
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2020 Throughput (Bbls/day)	62,213	8,443	5,638	90,319
System Miles	47	143	207	51
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	330,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC
•Texas System. Our Texas System transports crude oil from Hastings Junction (south of Houston) to several delivery points near Houston, Texas (including our Webster, Texas facility). This system also takes delivery of crude oil volumes at Texas City (which includes the capability of receiving various Gulf of Mexico pipeline volumes) for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.
•Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections to approximately 38 wells, additional crude oil storage capacity of approximately 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.
•Mississippi System. Our Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminals and other crude oil infrastructure located in the Midwest. That system is adjacent to several crude oil fields that are in various phases of being produced through tertiary recovery strategy, including CO2 injection and flooding. We provide transportation services on our Mississippi pipeline through an “incentive” tariff which provides that the average rate per barrel that we charge during any month decreases as our aggregate throughput for that month increases above specified thresholds.
•Louisiana System. Our Louisiana System transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm servicing Exxon Mobil Corporation's Baton Rouge refinery. This refinery is one of the largest refinery complexes in North America, with more than 500,000 barrels per day of refining capacity. Our Louisiana system also connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was also built to service Exxon's Baton Rouge refinery), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude pipeline and a dedicated intermediates pipeline. Total daily volume for the year ended December 31, 2020 includes 26,708 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. This pipeline system serves as a key asset in our increasingly integrated Baton Rouge area midstream infrastructure, which also includes terminal and rail facilities as discussed previously.

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
Within our onshore facilities and transportation business segment, we employ many types of logistically flexible assets. These assets include a suite of trucks, trailers, crude oil railcars, as well as terminals and other tankage with approximately 4.2 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned.
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
Competition
In our crude oil onshore facilities and transportation operations, we compete with other midstream service providers and regional and local companies who may have significant market share in the respective areas in which they operate. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries, production and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. In addition, as the majority of our onshore pipelines directly serve refineries, we believe that these pipelines are not subject to the same competitive pressures as those tied directly to crude oil production.
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
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports heavy refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries, (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean, and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving a customer along the Gulf Coast and Eastern Seaboard. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (Bbls) (in thousands)	2,285	884	330
Individual Vessel Capacity Range (Bbls) (in thousands) (1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	9	—
Barges	82	9	—
Product Tankers	—	—	1
(1)Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
    Customers
    Our marine customers are primarily refiners and large energy companies. Our M/T American Phoenix is currently operating under a charter with a refining customer. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
    A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2020 and 2019. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. We typically maintain a higher mix of term contracts to spot contracts to provide a predictable revenue stream while maintaining spot market exposure to take advantage of new business opportunities and existing customers’ peak demands. During 2020 and 2019, approximately 63% and 65%, respectively, of our marine transportation revenues were from term contracts and 37% and 35%, respectively, were from spot contracts.
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
When we market crude oil, petroleum products, NaHS, and soda ash and provide transportation and other services, we must determine the amount, if any, of the line of credit we will extend to any given customer. We have established procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met. We use similar procedures to manage our exposure to our customers in the offshore pipeline transportation and marine transportation segments.
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, Occidental Petroleum and ANSAC.
Human Capital
We believe our employees are our most important asset and the cornerstone of our organization. We take steps to attract and retain talented people to safely operate our assets, foster customer relationships, and achieve our long-term goals. We are committed to employee retention and we encourage our employees to maintain long-term careers with us. Human capital measures and objectives which we focus on in managing our business include safety, employee compensation and benefits, diversity and inclusion, and employee development.
Employees and Collective Bargaining Agreements
To carry out our business activities, we employed approximately 1,914 employees at December 31, 2020. Approximately 600 of those employees were covered under collective bargaining agreements. These collective bargaining agreements cover wage increases and other benefits, including the defined benefit pension plan, the post-employment benefit plan and the enhanced 401(k) retirement savings plan. We consider our relationship with the union strong, and our relationship with our employees, including those covered by collective bargaining agreements, to be in good standing.
Safety
Safety is one of our guiding principles and it is our intention to create and sustain a workplace free from recognized safety and health hazards. We have implemented safety programs and management practices to promote a culture of safety, which include policies, training, procedures, audits, inspections, incident evaluations, data analysis, reporting, and communications. We also established annual safety and health targets for total recordable injury and illness rates, and tied a portion of our management compensation to safety related goals to emphasize the importance of safety at the Company.
Our emphasis on safety extends to our approach to managing the risk of operational disruptions related to Covid-19. We have a designated internal management team to provide resources, updates, and support to our entire workforce during this pandemic, while maintaining a focus to ensure the safety and well-being of our employees, the families of our employees, and the communities in which our businesses operate.
Employee Compensation and Benefits
Our compensation programs are integrated with our overall business strategies and management processes to incentivize performance, maximize returns, and build shareholder value. We participate in market surveys as well as work with consultants to benchmark our compensation and benefits programs to help us offer competitive remuneration packages to attract and retain high-performing employees.
Further, to attract and meet the needs of our workforce, we offer a comprehensive and affordable benefits program that includes medical, dental, vision, life insurance, and disability protection, along with a generous retirement savings plan, including up to six percent matching. Our benefits package options may vary depending on the type of employee and date of hire. Additionally, we continuously look for ways to improve employee work-life balance and the well-being of our employees and their families.
Diversity and Inclusion
We are an equal opportunity employer. We believe that eliminating barriers to employment results in a more plentiful recruiting pool, diverse perspectives to problem solving, and stronger teams. We maintain a positive work environment by striving to create a strong culture of diversity and inclusion, supported by both our Code of Business Conduct and our employment practices.

We have policies in place that reinforce our commitment to diversity and inclusion within the workplace. Our employee handbook includes equal employment opportunity commitments and nondiscrimination and anti-harassment disclosures, which communicate our expectations with respect to maintaining a professional workplace free of harassment. We prohibit discrimination or harassment against any employee or applicant on the basis of sex, race, ethnicity, or any other protected categories. We are committed to a harassment free workplace, which is further supported through prevention training we provide for employees.
Employee Development
Our success as a company is measured by the successful performance of our employees in their respective roles. Thus, it is our policy to properly train and equip each employee to perform his or her job functions safely and in compliance with all laws, regulations, and internal procedures.
We develop our employees through performance management processes, regular coaching and supervisory and leadership training while also offering a tuition reimbursement program. Our annual performance management cycle enables managers and employees to collaborate to set performance goals and development objectives that align to business objectives. We also provide in-house health and safety training and emergency response training. Employee attendance at external workshops, conferences and other training events is also encouraged.
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

Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2020, the amount of our reclamation bonds totaled to approximately $80 million. The amount of the bonds are subject to change based upon periodic re-evaluation by WDEQ.
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
Water Discharges
The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules. Both the 2015 rules and the 2019 repeal are subject to ongoing legal challenges. Also, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. Several states and environmental groups have challenged the replacement rule. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
    On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, the Trump Administration directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On August 13, 2020, the EPA issued amendments to the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. Various state, municipal, and environmental groups have challenged the amendments, and, on January 20, 2021, President Biden issued an executive order directing the EPA to review the amendments consistent with several policy objectives, including reducing greenhouse gas emissions. Thus substantial uncertainty exists regarding the scope of New Source Performance standards for oil and natural gas operations. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
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
Endangered Species Act
The federal Endangered Species Act and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
Climate Change
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry and the U.S. Congress has from time to time considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. The net effect of this regulatory regime is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas.

Our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. The United States has indicated its plan to announce in advance of an April 22, 2021 climate summit, its nationally determined contribution, or its commitment to reduce its national GHG emissions to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the commitments set forth in the international accord.
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
    Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
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
Recently, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs. Many of the requirements will be phased in over an extended compliance schedule. Once effective, the rules also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Additional rulemakings are anticipated, including rulemakings to adjust repair criteria for gas transmission lines, to require inspection of gas pipelines following extreme events, and to extend regulatory safety requirements to certain gas gathering lines.
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
In most cases, states are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to intrastate hazardous liquids pipelines, including crude oil and natural gas pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Railroad Commission recently updated its pipeline safety regulations, including regulations pertaining to certain natural gas gathering lines, and hazardous liquids pipelines located in a rural area, effective January 6, 2020. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.
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
Reporting of Ore Reserve and Mineral Resources
As of December 31, 2020, we had estimated mineral ore reserves in our Alkali Business. Our Alkali Business extracts trona, a natural hydrous sodium carbonate mineral used in the production of soda ash in the Green River Basin of southwestern Wyoming, USA. Soda ash, the commercial term for sodium carbonate (Na2CO3), is a basic ingredient in many consumer goods and a raw material used in a diversity of manufacturing processes.
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
Our trona resources and mining operations are held under leases covering 86,997 acres (equivalent to 136 sq miles or 351 sq kilometers) over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks.  Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Occidental Petroleum. We lease approximately 25,215 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the

U.S. Bureau of Land Management (BLM). We lease 40,819 acres from Occidental, formerly Anadarko Land Corporation. Anadarko’s acquisition of the UPRG in 2000 included alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to UPRG under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 20,963 acres from the State of Wyoming. Royalty payments range from 6% to 8% of the sales value of soda ash products.
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
The following table summarizes the estimated in-place trona ore reserve of our Alkali Business:

Mine Deposit	Reserve Category	Million c tons (dry weight)	Grade (% Trona)

Dry extraction	Proven	289.7	89.6
	Probable	158.4	89.1
Dry-mining	Total Reserves	448.1	89.4

Solution mining	Proven	—	—
	Probable	442.0	86.3
Solution mining	Total Reserves	442.0	86.3
Alkali	Total Reserves	890.1	87.9
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
We use "measured and indicated" resources as the primary basis in determining our proven and probable reserves. We define proven reserves and probable reserves as follows:
•Proven dry-mining reserves are measured reserves that fall within a 0.5 mile radius from drillhole data points previously mined areas with a 7.0 ft minimum ore thickness.
•Probable dry-mining reserves are indicated reserves that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas with a 7.0 ft minimum ore thickness.
•All solution mining reserves are designated as probable based on the degree of confidence in the reserve estimate related to uncertainties involving solution flow paths, trona ore surface area available for dissolution, and the inaccuracy of depletion verification methods. They consist of both measured resources falling with a 0.5 mile radius from drillhole data points or previously mined areas and indicated resources that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas. Solution mining reserves are not limited to a minimum ore thickness, but rather are subjected to a 50 foot halo limit into large blocks of trona adjacent to areas impacted by previous dry mining and adjacent to areas planned for future dry mining.

Estimated dry mining ore reserves of 448.1 million short tons include dilution from un-mineralized material within and marginal to the trona ore bed. We exclude support pillars from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining, as described below. We apply a bulk density factor of 133 lb/cu ft (2.16 g/cc) for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness and minimum trona grade.
Our solution mining ore reserves of 442.0 million short tons are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20+ years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates.
Our dry mining reserves have a minimum trona grade of 77.4% and our solution mining reserves have a minimum trona grade of 69.8%. The balance of the ore consists of clays, shales, and other impurities.
Dry mined and solution mined trona are refined into soda ash at our Westvaco and Granger facilities, located within the boundaries of their respective contiguous lease blocks, and involve multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Our Green River trona mining and processing facilities typically operate at an effective capacity of about four million short tons of marketable soda ash per year. The approximately 500,000 short tons of soda ash capacity at our Granger facility was put in cold standby in April 2020 as a result of price and demand erosion driven largely by the Covid-19 pandemic.
The sum of our total proven and probable reserves estimated as of December 31, 2020, was 890.1 million short tons of trona ore equating to more than 500 million short tons of soda ash, sufficient to sustain production for over 100 years at our current production rates.
The economic viability of our reserves is based on our production costs, pricing, and cash flows for 2016-2020. We also apply certain additional assumptions when assessing whether the reserves meet the proven and probable standards and in determining the remaining life of our reserves, including, among other things, that:
•Annual production capacity remains approximately 4.0 million tons of soda ash per year.
•The average ore to ash ratio for the stated trona reserves is approximately 1.7:1.
•Sustaining capital is comparable over time to recent actual costs and short-term projections.
•Mining and processing costs including consumption rates for energy and other consumables and the cost of those consumables are substantially comparable to 2016-2020 actual results.
•Mine and plant overhead and administration costs remain similar to recent actual performance.
•Average selling prices remain the same as the 2016-2020 average as estimated in the January 2021 USGS Mineral Commodity Summary, at approximately $136 per short ton of soda ash, f.o.b. plant site.

•Bed 15, which lies approximately 35 to 55 feet below bed 17, can be effectively dry mined after the completion of dry mining the overlying areas of Bed 17.
•All leases remain valid throughout the time required to mine the reserves.
•All permits remain valid throughout the life of the operation, and no new laws are enacted that require any extraordinary compliance which would significantly impact production or cost.
•New permits and approved mine plans will be obtained for mining the reserves that lie within existing leases, but outside of our current mining permit areas.
•Tailings storage capacity will be developed as necessary over the life of the mine and processing plants.
•Our 2020 reserve disclosure is partially based on the report of a third-party consultant that generated an updated reserve estimate as of September 1, 2017. Our reported reserves reflect that estimate, reconciled with 2018, 2019 and 2020 depletion.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
Risk Factors Summary
Risks Related to the Operations of Our Business
•We may not be able to fully execute our growth strategy due to various factors, such as unreceptive capital markets and/or excessive competition for acquisitions.
•We may not have sufficient cash from operations to pay the current level of quarterly distribution following the establishment of cash reserves and payment of fees and expenses.
•Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, soda ash, NaHS and caustic soda-volumes, which often depend on actions and commitments by parties beyond our control.
•Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have been, and may continue to be, impacted by the deterioration in the commodity markets.
•Fluctuations in prices for crude oil, refined petroleum products, NaHS, soda ash and caustic soda could adversely affect our business.
Risks Related to Liquidity and Financing
•Our indebtedness could adversely restrict our ability to operate, affect our financial condition, prevent us from complying with requirements under our debt instruments and prevent us from paying cash distributions to our unitholders.
•We may not be able to access adequate capital (debt and/or equity) on economically viable terms, or any terms.
Risks Related to Legal and Regulatory Compliance
•Our operations are subject to federal, state and local environmental protection and safety laws and regulations.
•Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
•Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
Risks Related to Our Partnership Structure
•Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
•Our Class B Common Units may be transferred to a third party without unitholder consent, which could affect our strategic direction.
•The interruption of distributions to us from our subsidiaries and joint ventures could affect our ability to make payments on indebtedness or cash distributions to our unitholders.
•We do not have the same flexibility as other types of organizations to accumulate cash and equity to protect against illiquidity in the future.

Tax Risks to Our Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation (for U.S. federal income tax purposes) or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
•Our unitholders will be required to pay taxes on income (as well as deemed distributions, if any) from us even if they do not receive any cash distributions from us.
•Our unitholders will likely be subject to state and local taxes in states where they do not live as a result of an investment in our units.
General Risks
•We are exposed to the credit risk of our customers in the ordinary course of our business activities.
•A natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event could result in an economic slowdown, severe personal injury, property damage and/or environmental damage, which could curtail our operations or otherwise adversely affect our assets and cash flow.
•Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of common units.
•We may issue additional common units without unitholder’s approval, which would dilute their ownership interests.
Risks Related to the Operations of Our Business
We may not be able to fully execute our growth strategy due to various factors, such as unreceptive capital markets and/or excessive competition for acquisitions.
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
We may be unable to integrate successfully businesses we acquire. We may incur substantial expenses, delays or other problems in connection with our growth strategy that could negatively impact our results of operations. Moreover, acquisitions and business expansions involve numerous risks, including: difficulties in the assimilation of the operations, technologies, services and products of the acquired companies or business segments; inefficiencies and complexities that can arise because of unfamiliarity with new assets and the businesses associated with them, including unfamiliarity with their markets; and diversion of the attention of management and other personnel from day-to-day business to the development or acquisition of new businesses and other business opportunities.
We may not have sufficient cash from operations to pay the current level of quarterly distribution following the establishment of cash reserves and payment of fees and expenses.
The amount of cash we distribute on our common and Class A Convertible Preferred Units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products, and caustic soda; the volumes of sodium hydrosulfide, or NaHS, and soda ash that we receive for our sodium minerals and sulfur services and the prices at which we sell NaHS and soda ash; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors that include: the level of capital expenditures we make, including the cost of acquisitions (if any); our debt service requirements; fluctuations in our working capital; restrictions on distributions contained in our debt instruments or organizational documents governing our joint ventures and unrestricted subsidiaries; our ability to borrow under our working capital facility to pay distributions; and the amount of cash reserves required in the conduct of our business.
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
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity-crude oil, natural gas, refined products, soda ash, NaHS, and caustic soda-volumes. We access commodity volumes through various sources, such as our mines, producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, marine vessel and railcar transportation operations), we can acquire the commodity from our customer and resell it to another party, or, in the case of soda ash, we can produce the commodity ourselves.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The precipitous decline in crude oil and natural gas prices over the last six years has forced some producers to significantly curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
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
Even if reserves exist or refined products are produced in the areas accessed by our facilities, we may not be chosen by the refiners or producers to gather, refine, market, transport, store or otherwise handle any of these crude oil and natural gas reserves, NaHS, caustic soda, soda ash or other refined products. We compete with others for any such volumes on the basis of many factors, including: geographic proximity to the production and/or refineries; costs of connection; available capacity; rates; logistical efficiency in all of our operations; operational efficiency in our sulfur removal business; customer relationships; and access to markets.
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
    Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Additionally, many of our customers’ equity values have substantially declined. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects. For example, prices for crude oil declined precipitously in the second half of 2014 from approximately $109 per barrel in June 2014 to approximately $30 per barrel in January 2016 and settled to approximately $49 per barrel as of the end of December 2020 after a very volatile year, and such volatility may continue going forward.
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
    During the year ended December 31, 2020, our marine transportation segment received approximately 63% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 37% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
Risks Related to Liquidity and Financing
Our indebtedness could adversely restrict our ability to operate, affect our financial condition, prevent us from complying with requirements under our debt instruments and prevent us from paying cash distributions to our unitholders.
We have outstanding debt and the ability to incur more debt. As of December 31, 2020, we had approximately $643.7 million outstanding of senior secured indebtedness and an additional $2.8 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to unitholders. For example, they could increase our vulnerability to general adverse economic and industry conditions, limit our ability to make distributions; to fund future working capital, capital expenditures and other general partnership requirements; to engage in future acquisitions, construction or development activities; to access capital markets (debt and equity); or to otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness or to comply with any restrictive terms of our indebtedness; limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; and place us at a competitive disadvantage as compared to our competitors that have less debt.
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under new credit agreements of our unrestricted subsidiaries, under capital leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing or replacement credit agreement or under arrangements that may have terms and conditions at least as or even more restrictive as those contained in our existing credit agreement and the indentures governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
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
Our forecast contemplates significant expenditures for the development, construction or other acquisition of infrastructure and mining assets, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods: using cash from operations; delaying other planned projects; incurring additional indebtedness; or issuing additional debt or equity.
Any or all of these methods may not be available when needed, maybe prohibited or restricted by our or our joint venture's debt or other contractual arrangements, or may adversely affect our future results of operations.
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
Fluctuations in interest rates could adversely affect our business.
We have exposure to movements in interest rates. The interest rates on our credit facility ($643.7 million outstanding at December 31, 2020) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.
Risks Related to Legal and Regulatory Compliance
Our operations are subject to federal, state and local environmental protection and safety laws and regulations.
Our operations are subject to stringent federal, state and local environmental protection and safety laws and regulations. See "Regulation-Environmental Regulations." Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. Moreover, our operations, including the transportation and storage of crude oil, natural gas and other commodities, involves a risk that crude oil, natural gas and related hydrocarbons or other substances may be released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages, and significant business interruption. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through increased rates or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected.
Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting, and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring, reporting and emission control rules, our operations are not adversely and materially impacted by existing federal, state and local climate change initiatives. However, our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
    In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. The United States has indicated its plan to announce in advance of an April 22, 2021 climate summit, its nationally determined contribution, or its commitment to reduce its national GHG emissions to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the commitments set forth in the international accord.
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
Moreover, climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the oil and natural gas industry. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
Joe Biden's victory in the U.S. presidential election, as well as a democratic, albeit closely divided Congress, may create regulatory uncertainty in the oil and natural gas industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and gas operations, and pause new oil and gas leasing on public lands or in offshore waters. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our operations. However, such actions could materially increase our costs or impair our ability to explore and develop other projects, which could materially harm our business, financial condition and results of operations.
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
FERC regulates certain of our energy infrastructure assets engaged in interstate operations. Our intrastate pipeline operations are regulated by state agencies. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, as well as other federal and state regulatory agencies. This regulation extends to such matters as: rate structures; rates of return on equity; recovery of costs; the services that our regulated assets are permitted to perform; the acquisition, construction and disposition of assets; and to an extent, the level of competition in that regulated industry.
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
Events within the crude oil and natural gas industry may adversely affect our customers’ operations and, consequently, our operations and may also subject companies operating in the crude oil and natural gas industry, including us, to additional regulatory scrutiny and result in additional regulations and restrictions adversely affecting the U.S. crude oil and natural gas industry.
Risks Related to Our Partnership Structure
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 10.8% of our Class A Common Units and 77.0% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
Members of the Davison family own, control and have interests in diverse companies, some of which may (or could in the future) compete directly or indirectly with us. As a result, the interests of the members of the Davison family may not always be consistent with our interests or the interests of our other unitholders. Members of the Davison family could also pursue acquisitions or business opportunities that may be complementary to our business. Our organizational documents allow the holders of our units (including affiliates, like the Davisons) to take advantage of such corporate opportunities without first presenting such opportunities to us. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us and any member of the Davison family, those conflicts may be resolved in a manner adverse to us or you. Other potential conflicts may involve, among others, the following situations: our general partner is allowed to take into account the interest of parties other than us, such as one or more of its affiliates, in resolving conflicts of interest; our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty; our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, reimbursements and enforcement of obligations to the general partner and its affiliates, retention of counsel, accountants and service providers and cash reserves, each of which can also affect the amount of cash that is distributed to our unitholders; and our general partner determines which costs incurred by it and its affiliates are reimbursable by us and the reimbursement of these costs and of any services provided by our general partner could adversely affect our ability to pay cash distributions to our unitholders.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states in which we do business or may do business in from time to time in the future. Unitholders could be liable for any and all of our obligations as if unitholders were a general partner if a court or government agency were to determine that: we were conducting business in a state but had not complied with that particular state’s partnership statute; or unitholders right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.
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
The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception exists with respect to publicly traded partnerships, 90% or more of the gross income of which for each taxable year consists of “qualifying income.”
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
Although we do not believe based upon our current operations that we are treated as a corporation for federal income tax purposes, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would pay state income tax at varying rates. Distributions to our unitholders would generally be taxable to them again as corporate distributions and no income, gains, losses, or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
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
Our ability to deduct interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year may be limited in certain circumstances. If this limitation were to apply with respect to a taxable year, it could result in an increase in the taxable income allocable to a unitholder for such taxable year without any corresponding increase in the cash available for distribution to such unitholder. However, in certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business ("effectively connected income"). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be "effectively connected" with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the "amount realized" by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's "amount realized" generally includes any decrease of a partner's share of the partnership's liabilities, recently issued Treasury regulations provide that the "amount realized" on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner's share of a publicly traded partnership's liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transfer's broker. Non-U.S. unitholders should consult a tax advisor before investing in our units.
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

The Internal Revenue Service could challenge our treatment of the holders of Class A Convertible Preferred Units as partners for tax purposes, and if such challenge were sustained, certain holders of Class A Convertible Preferred Units could be adversely impacted.
The Internal Revenue Service, or IRS, may disagree with our treatment of the Class A Convertible Preferred Units as equity for U.S. federal income tax purposes, and no assurance can be given that our treatment will be sustained. If the IRS were to successfully characterize the Class A Convertible Preferred Units as indebtedness for tax purposes, certain holders of Class A Convertible Preferred Units may be subject to additional withholding and reporting requirements. Further, if the Class A Convertible Preferred Units were treated as indebtedness for U.S. federal tax purposes, rather than equity, distributions likely would be treated as payments of interest by us to the holders of Class A Convertible Preferred Units. Holders of Class A

Convertible Preferred Units are encouraged to consult their tax advisors regarding the tax consequences applicable to the re-characterization of the Class A Convertible Preferred Units as indebtedness for tax purposes.

The amount that a Class A Convertible Preferred unitholder would receive upon liquidation may be less than the liquidation value of the Class A Convertible Preferred Units.
In general, we intend to specially allocate to the Class A Convertible Preferred Units items of our gross income in an amount equal to the distributions paid in respect of the Class A Convertible Preferred Units during the taxable year. If the distributions paid in respect of the Class A Convertible Preferred Units during a taxable year exceed the amount of our gross income allocated to the Class A Convertible Preferred Units for such taxable year (as in the case of prior distributions during the PIK period), the per unit capital account balance of the Class A Convertible Preferred unitholders would be reduced by the amount of such excess. If we were to dissolve or liquidate, after satisfying all of our liabilities, our unitholders (including the Class A Convertible Preferred unitholders) would be entitled to receive liquidating distributions in accordance with their capital account balances. In such event, Class A Convertible Preferred unitholders would be specially allocated items of gross income and gain in a manner designed to cause the capital account balance of a preferred unit to equal the liquidation value of a preferred unit. If we were to have insufficient gross income and gain to cause the capital account balance to equal the liquidation value of a preferred unit, then the amount that a Class A Convertible Preferred unitholder would receive upon liquidation would be less than the liquidation value of the Class A Convertible Preferred Units, even though there may be cash available for distribution to the holders of common units or any other junior securities with respect to their capital accounts.
General Risks
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
Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.
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
As of December 31, 2020, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17 million or 14.2% of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
We may issue additional common units without unitholder’s approval, which would dilute their ownership interests.
We may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects: our unitholders’ proportionate ownership interest in us will decrease; the amount of cash available for distribution on each unit may decrease; the relative voting strength of each previously outstanding unit may be diminished; and the market price of our common units may decline.
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
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to recent SEC amendments to this item, we will be using a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose for this period.
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
    At March 1, 2021, we had 122,539,221 Class A common units outstanding. As of December 31, 2020, the closing price of our common units was $6.21 and we had approximately 33,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 25,336,778 Class A Convertible Preferred Units for which there is no established public trading market.
    Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:
•less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments, or other agreements; or
•provide funds for distributions to our unitholders for any one or more of the next four quarters;
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
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
    None.
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
    A core part of our focus is in the midstream sector of the crude oil and natural gas industry in the Gulf of Mexico and the Gulf Coast region of the United States. We provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
    Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties. We provide services to one of the most active drilling and development regions in the U.S.- the Gulf of Mexico-, a producing region representing approximately 15% of the crude oil production in the U.S. during 2020. Our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S. focus on providing a suite of services primarily to refiners, which includes our sulfur removal services, transportation, storage, and other handling services. Our operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners, as well as perform other handling activities. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products.
    The other core focus of our business is our Alkali Business. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for over 70 years and has an estimated remaining reserve life (based on 2020 production) of over 100 years.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2020 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Commitments and Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

Overview of 2020 Results
    We reported Net Loss Attributable to Genesis Energy, L.P. of $416.7 million in 2020 compared to Net Income Attributable to Genesis Energy, L.P. of $96.0 million in 2019.
Net Loss Attributable to Genesis Energy, L.P. in 2020 was negatively impacted, relative to 2019, by: (i) impairment expense of $280.8 million primarily associated with the rail logistics assets included within our onshore facilities and transportation segment; (ii) lower segment margin of $105.8 million, which is inclusive of approximately $59 million of incremental cash receipts received in 2020 and included in 2020's segment margin, associated with principal repayments on our direct financing lease and the proceeds received from the sale of our Free State pipeline; (iii) lower non-cash revenues of $49.3 million within our offshore pipeline transportation and onshore facilities and transportation segments as a result of how we recognize revenue in accordance with GAAP on certain contracts; (iv) a loss on the extinguishment of our 2022 and 2023 Notes during 2020 of approximately $32 million recorded in other income (expense); (v) a loss on sale of assets of $22.0 million; and (vi) net income attributable to our redeemable noncontrolling interests of $16.1 million during 2020 as compared to $2.2 million in 2019. Additionally, 2019 included positive changes in estimated abandonment costs for certain of our non-operating offshore gas assets of $15.7 million (which was recorded within "offshore pipeline transportation operating costs" in the Condensed Consolidated Statements of Operations).
These decreases were partially offset by (i) lower depreciation, depletion and amortization expense of $24.5 million during 2020 primarily due to lower depreciation expense on our rail logistics assets as they were impaired during the second quarter of 2020; (ii) cancellation of debt income of $27.3 million recorded in other income (expense) from the repurchase of certain of our senior unsecured notes on the open market during 2020; (iii) lower interest expense of $9.7 million during 2020; and (iv) higher equity in earnings of equity investees of $7.5 million during 2020 primarily due to increased volumes on our 64% owned Poseidon oil pipeline.
    Cash flow from operating activities was $296.7 million for the 2020 period compared to $382.3 million for 2019. This decrease was primarily attributable to lower segment margin reported during 2020.
    Available Cash before Reserves (as defined below in "Financial Measures") decreased $104.2 million in 2020 to $255.3 million as compared to 2019 Available Cash before Reserves of $359.5 million, primarily due to lower reported segment margin in 2020. See "Financial Measures" below for additional information on Available Cash before Reserves.
    Segment Margin was $607.5 million in 2020, a decrease of $105.8 million as compared to 2019. See "Results from Operations" below for discussion on our individual segments.
    We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation.
    A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
Distributions to Unitholders
    On February 12, 2021, we paid a distribution of $0.15 per unit related to the fourth quarter of 2020.
    With respect to our Class A Convertible Preferred Units, we have declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 12, 2021 to unitholders holders of record at the close of business January 29, 2021.
Recent Developments and Initiatives
Our primary objective continues to be to generate and grow stable cash flows and de-leverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe we are well positioned to do this as a result of the following initiatives:
•the new long-term contracted commercial opportunities that will provide significant incremental volumes on                 our already constructed offshore pipeline transportation assets that require minimal to no additional investment from us;
•the expected normalization of soda ash markets over time, including demand and price recovery;
•our minimal expected growth capital expenditures for the foreseeable future with the exception of our Granger Optimization Project (which can be fully funded externally, subject to compliance with the covenants contained in our agreements with GSO) discussed in more detail below;
•the continued realization, in 2021 and beyond, of our cost saving initiatives implemented in mid-2020 (discussed in more detail below) and the reduction of our distribution to common unitholders beginning in the first quarter of 2020;

•the disposition and early monetization of our non-core legacy CO2 business discussed in more detail below; and
•our recent debt transactions, which effectively refinanced our senior notes with the nearest maturities and lowered our overall outstanding indebtedness.
Granger Production Facility Expansion
On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with GSO for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) in Alkali Holdings. The proceeds we receive from GSO will fund up to 100% of the anticipated cost of the Granger Optimization Project. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the anticipated construction period.
On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year. The extended completion date of the project is currently anticipated to be near the end of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As part of the amendment, the total commitment of GSO was increased to, subject to compliance with the covenants contained in our agreements with GSO, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2020, there are 141,249 Alkali Holdings preferred units outstanding.
CO2 Assets
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to it the ownership of our remaining CO2 assets, including the North East Jackson Dome ("NEJD") and Free State pipelines. As a part of the agreement, we will receive total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreements, and the remaining $70 million will be paid in equal installments during each quarter of 2021. Refer to Note 4 and Note 7 for additional discussion.
Credit Facility Amendments
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
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750.0 million in aggregate principal amount of our 2028 Notes. That issuance generated net proceeds of approximately $736.7 million, net of issuance costs incurred. The net proceeds were used to purchase $554.8 million of our existing 2022 Notes, including the related accrued interest and tender premium on those notes, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020.
On December 17, 2020, we issued $750.0 million in aggregate principal amount of our 2027 Notes. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of our 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021 we redeemed the remaining principal of $80.9 million of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes.
During the year ended December 31, 2020, we repurchased $153.6 million of certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $27.3 million, which allowed us to reduce our overall indebtedness and associated interest charges.

Covid-19 and Market Update
In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. Our operations, which fall within the energy, mining and transportation sectors, are considered critical and essential by the Department of Homeland Security's Cybersecurity and Infrastructure Security Agency and we have continued to operate our assets during this pandemic.
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
    Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Additionally, actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other oil exporting nations beginning in early March 2020 caused additional significant declines and volatility in the price of oil and gas. These low and volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from Covid-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
    Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted beginning in the second quarter of 2020. As a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we identified a triggering event and subsequently recognized a non-cash impairment charge associated with these assets in our onshore facilities and transportation segment during 2020 ( See Note 7 for additional discussion).
As we closed out the year, we believe we have begun to see a slight recovery in demand as certain regions of the United States and the world slowly begin their re-opening phases. Specifically, in our sodium minerals and sulfur services operating segment, domestic and ANSAC volume demand and NaHS demand in South America have shown signs of recovery which we expect to continue into 2021.
In addition to Covid-19, we experienced several major weather disruptions, including Tropical Storm Cristobal and Hurricanes Laura, Marco, Delta and Zeta, which caused significant downtime and damage to certain of our assets in the Gulf of Mexico causing an increase to our operating costs in our offshore pipeline transportation segment.
Although the potential future limitations and impact of Covid-19 are still unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time (and we expect a similar impact on demand when global restrictions are in place limiting the economy and industrial product use), we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet as further explained above.
We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in further impairment charges that could be material to our results of operations.
Results of Operations
    In the discussions that follow, we will focus on our revenues, expenses and net income (loss), as well as two measures that we use to manage the business and to review the results of our operations- Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the "Financial Measures" section below.

Revenues, Costs and Expenses
    Our revenues for the year ended December 31, 2020 decreased $656.2 million, or 26%, from the year ended December 31, 2019, and our costs and expenses (excluding loss on sale of assets and impairment expense in 2020) decreased $440.4 million, or 20%, between the two periods, with a net change to operating income (loss) of $215.8 million.
    A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in our sodium minerals and sulfur services segment. The decrease in our revenues and costs between 2020 and 2019 is primarily attributable to: (i) decreases in crude oil and petroleum product prices, and to an extent, sales volumes; and (ii) lower sales volumes in our sodium minerals and sulfur services segment due to lower economic and market demand as a result of Covid-19 and lower contractual export pricing in our Alkali Business. Additionally, our offshore pipeline transportation segment experienced lower volumes and revenue due to several named weather events, which impacted our assets in the Gulf of Mexico during 2020, and also resulted in increased operating expenses due to the costs incurred to perform the required inspections and analysis on our assets. Depreciation, depletion, and amortization expense was $24.5 million lower during 2020 as compared to 2019 primarily due to lower depreciation expense associated with our rail logistics assets, as they were impaired during the second quarter of 2020. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") decreased approximately 31% to $39.40 in 2020 as compared to $56.96 per barrel in 2019. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section entitled “Risks Related to Our Business”.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate
(S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Typically, our selling prices for volumes sold internationally and through ANSAC are contracted for the current year (in a majority of cases, annually) in the prior December and January of the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net Income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash
(and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during 2020, as noted above, we had negative effects to our revenues (with a lesser impact to costs) due to lower sales volumes and lower export pricing of soda ash during 2020 as a result of lower economic and market demand. For additional information, see our segment-by-segment analysis below.
    In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses, including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 97% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net Income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
    Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
    Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, impairment expense and loss on sale of assets, interest and income taxes.
Segment Margin
    The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Offshore pipeline transportation	270,078	320,023	285,014
Sodium minerals and sulfur services	130,083	223,908	260,488
Onshore facilities and transportation	147,254	111,412	119,918
Marine transportation	60,058	57,919	47,338
Total Segment Margin	$607,473	$713,262	$712,758

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Offshore Pipeline Transportation Segment
    Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$221,508	$259,899
Offshore natural gas pipeline revenue, excluding non-cash revenues	39,973	54,108
Offshore pipeline operating costs, excluding non-cash expenses	(70,644)	(69,561)
Distributions from equity investments (1)	79,241	75,577
Offshore pipeline transportation Segment Margin	$270,078	$320,023

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS (2)	133,977	234,301
Poseidon(2)	290,600	264,931
Odyssey	119,145	144,785
GOPL (3)	4,154	8,845
Total crude oil offshore pipelines	547,876	652,862

Natural gas transportation volumes (MMBtus/d)	324,395	400,770

Volumetric Data net to our ownership interest (4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS (2)	133,977	234,301
Poseidon (2)	185,984	169,556
Odyssey	34,552	41,988
GOPL (3)	4,154	8,845
Total crude oil offshore pipelines	358,667	454,690

Natural gas transportation volumes (MMBtus/d)	106,781	152,388
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2020 and 2019, respectively.
(2)Our 100% owned CHOPS pipeline was out of service from August 26, 2020 to December 31, 2020 and had no volumes during this period due to damage at a junction platform that the CHOPS pipeline goes up and over. We were able to divert all 2020 volumes during this period onto our 64% owned Poseidon oil pipeline.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
    Offshore Pipeline Transportation Segment Margin for 2020 decreased $49.9 million, or 16%, from 2019, primarily due to lower overall volumes on our crude oil and natural gas pipeline systems and a relative increase in operating costs. During 2020, our Gulf of Mexico assets experienced a significant amount of unplanned maintenance downtime from certain fields connected to our assets and interruption from Tropical Storm Cristobal and Hurricanes Laura, Marco, Delta and Zeta as a result of producers shutting in during the storm and us taking the necessary precautions to remove all personnel from the platform assets that we operate and maintain. In addition to the majority of our assets being shut in, our 100% owned CHOPS pipeline, although not damaged, has been out of service since August 26, 2020 due to damage at a junction platform that the CHOPS pipeline goes up and over. We were able to successfully divert all CHOPS barrels to our 64% owned and operated Poseidon oil pipeline system, but continued to incur our fixed costs associated with the CHOPS pipeline. On February 4, 2021, we placed the CHOPS pipeline back into service upon the installation of a bypass that allows our pipeline to operate around the junction platform. We incurred approximately $8 million of incremental operating costs in 2020 as a result of our continued regulatory inspections to analyze damage associated with our assets from the previously named weather events. In addition to this unplanned downtime and interruption, we also experienced our normal planned downtime, which, at times during 2020, was extended due to the economic environment. Lastly, our 2019 segment margin included volumes and margin contribution from one of our non-core gas pipelines that was abandoned near the end of 2019.

These decreases were partially offset by increased volumes flowing from the Buckskin and Hadrian North production fields in 2020 (which had first oil towards the end of the second quarter of 2019), which is fully dedicated to our
100% owned SEKCO pipeline, and further downstream, our 64% owned Poseidon oil pipeline system.

Sodium Minerals and Sulfur Services Segment
    Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2020	2019
Volumes sold :
NaHS volumes (Dry short tons "DST")	107,428	126,443
Soda Ash volumes (short tons sold)	2,781,926	3,590,680
NaOH (caustic soda) volumes (dry short tons sold)	77,274	78,927

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$115,797	$148,812
NaOH (caustic soda) revenues	33,731	41,365
Revenues associated with our Alkali Business	645,582	836,125
Other revenues	2,506	5,001
Total segment revenues, excluding non-cash revenues (1)	$797,616	$1,031,303

Sodium minerals and sulfur services operating costs, excluding non-cash items (1)	(667,533)	(807,395)

Segment Margin (in thousands)	$130,083	$223,908

Average index price for NaOH per DST (2)	$674	$692

(1)Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2)Source: IHS Chemical.
    Sodium minerals and sulfur services Segment Margin for 2020 decreased $93.8 million, or 42%, from 2019. This decrease is primarily due to lower volumes and lower export pricing in our Alkali Business and lower NaHS volumes in our refinery services business. During 2020, our Alkali Business was negatively impacted by lower demand for our soda ash volumes, primarily in the second and third quarters, as a result of economic shutdowns amidst the uncertainty from the Covid-19 pandemic. In response to this we made the decision to put our Granger facility, which has an annual production capacity of 500,000 short tons, in cold standby. We began to see increased volume demand for soda ash as we exited the third quarter and throughout the fourth quarter of 2020, including selling out of 100% of the production from our Westvaco facility in the fourth quarter, and expect this trend to continue into 2021. These lower soda ash volumes during 2020 were coupled with lower export pricing due to supply and demand imbalances that existed at the time of our re-contracting phase in December 2019 and January 2020. We expect that both domestic and export prices in 2021 will be marginally lower than those we experienced this year. In our refinery services business, we experienced a decline in NaHS volumes during 2020 due to lower demand from our mining customers in South America as a result of customer shut-ins, primarily in Peru, due to the spread of

Covid-19. This decline was coupled with lower demand from certain of our domestic mining and pulp and paper customers throughout the year ended December 31, 2020.
Onshore Facilities and Transportation Segment
    Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, and rail unloading facilities operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2020:
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

    Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Gathering, marketing, and logistics revenue	$439,338	$747,619
Crude oil and CO2 pipeline tariffs and revenues	58,249	69,418
Distributions from unrestricted subsidiaries not included in income(1)	70,490	8,421
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(371,738)	(637,629)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(67,710)	(76,025)
Other	18,625	(392)
Segment Margin	$147,254	$111,412

Volumetric Data (average barrels/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	62,213	59,435
Jay	8,443	10,461
Mississippi	5,638	5,994
Louisiana (2)	90,319	117,130
Onshore crude oil pipelines total	166,613	193,020

CO2 pipeline (average Mcf/day):
Free State (3)	101,845	97,912

Total crude oil and petroleum products sales	27,073	31,681
Rail unload volumes (4)	32,174	79,530
(1)2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement. 2019 includes cash payments received from our NEJD pipeline of $8.4 million not included in income.
(2)Total daily volume for the years ended December 31, 2020 and 2019 include 26,708 and 51,267 barrels per day respectively of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(3)The volumes presented for 2020 represent the average Mcf/day through October 29, 2020, after which we divested the related asset.
(4)Includes total barrels for unloading at all rail facilities.
    Segment Margin for our onshore facilities and transportation segment increased $35.8 million, or 32% , in 2020 as compared to 2019. The increase is primarily due to: (i) 2020 including approximately $36 million of higher cash receipts compared to 2019 associated with our direct financing lease due to the acceleration of principal payments from our customer and (ii) distributions of $22.5 million received in the fourth quarter from the sale of our Free State pipeline. These increases were partially offset by lower volumes across our asset footprint in Louisiana, including our Baton Rouge corridor assets and our Raceland rail facility. During 2020, as a result of lower crude oil prices and the tightening of the differential of Western Canadian Select (WCS) to the Gulf Coast, crude-by-rail became an uneconomic mode of transportation for producers for a majority of the year. Lastly, our 2019 Segment Margin includes the receipt of a cash payment of $10 million associated with the resolution of a crude oil supply agreement.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2020	2019
Revenues (in thousands):
Inland freight revenues	$91,036	$104,756
Offshore freight revenues	81,158	77,630
Other rebill revenues (1)	38,064	53,259
Total segment revenues	$210,258	$235,645

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$150,200	$177,726

Segment Margin (in thousands)	$60,058	$57,919

Fleet Utilization: (2)
Inland Barge Utilization	77.8%	96.8%
Offshore Barge Utilization	95.4%	94.6%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
    Marine Transportation Segment Margin for 2020 increased $2.1 million, or 4%, from 2019. During 2020, in our offshore barge operation, we benefited from the continual improving rates in the spot and short term markets coupled with increased utilization relative to 2019. This was partially offset by lower utilization and day rates in our inland business. We expect to see continued pressure on our utilization, and to an extent, the spot rates in our inland business as Midwest and Gulf Coast refineries continue to lower their utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. Additionally, the five year contract associated with our M/T American Phoenix tanker ended on September 30, 2020. We have re-contracted the tanker beginning in the fourth quarter of 2020 at a lower rate and shorter term. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2020	2019
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$53,335	$40,718
Segment	4,088	4,266
Long-term incentive based compensation plan expense	(1,420)	3,948
Third party costs related to business development activities and growth projects	917	3,755
Total general and administrative expenses	$56,920	$52,687
    Total general and administrative expenses increased $4.2 million between 2020 and 2019. The increase is primarily due to the effects of a one-time charge of approximately $13 million related to certain severance and restructuring expenses incurred during the second quarter of 2020. This was partially offset by lower long-term incentive compensation expense due to the effect of changes in assumptions used to value our outstanding awards and lower third party costs associated with business development activities and growth projects during 2020, as 2019 included costs associated with the closing of our financing transaction for the Granger Optimization Project.

    Depreciation, depletion, and amortization expense

	Year Ended December 31,
	2020	2019
	(in thousands)
Depreciation and depletion expense	$279,605	$300,213
Amortization expense	15,717	18,704
Amortization of CO2 volumetric production payments	—	889
Total depreciation, depletion and amortization expense	$295,322	$319,806
    Total depreciation, depletion, and amortization expense decreased $24.5 million between 2020 and 2019. This decrease is primarily due to lower depreciation expense in 2020 associated with our rail logistics assets as they were impaired during the second quarter of 2020. Additionally, our contract intangible associated with the M/T American Phoenix became fully amortized on September 30, 2020, which resulted in lower overall amortization expense in 2020.
Impairment Expense and Loss on sale of assets
During the year ended December 31, 2020, we recorded impairment expense of approximately $277 million associated with the rail logistics assets included within our onshore facilities and transportation segment. We also recorded approximately $4 million of impairment expense in 2020 associated with the full write-off of one of our non-core offshore gas platforms that does not have a future use within our operations. See Note 7 for additional discussion.
During the year ended December 31, 2020, we recorded a loss on sale of assets of approximately $22 million associated with the divestiture of our Free State pipeline. The loss recorded represents the difference between the proceeds received and the net book value of the assets sold.
    Interest expense, net

	Year Ended December 31,
	2020	2019
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$38,842	$54,165
Interest expense, senior unsecured notes	163,330	158,188
Amortization of debt issuance costs and discount	9,499	10,766
Capitalized interest	(1,892)	(3,679)
Net interest expense	$209,779	$219,440
    Net interest expense decreased $9.7 million between 2020 and 2019, primarily due to a lower interest rate on our revolving credit facility during the period. The decline in our interest rate during 2020 is due to the decrease in LIBOR rates during the period, which is one of the main drivers of interest expense on our credit facility. Additionally, we repurchased a total of $153.6 million of our senior unsecured notes on the open market during 2020 for a gain of $27.3 million, which reduced our overall outstanding indebtedness and related interest expense during the year.
These decreases were partially offset by higher interest expense on our senior unsecured notes and lower capitalized interest during 2020. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75%, and we purchased and extinguished $527.9 million of our $750 million 2022 Notes that accrued interest at 6.75% on January 15, 2020 through a tender offer and we redeemed the remaining $222.1 million of our 2022 Notes on February 16, 2020. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8%, and we purchased and extinguished $308.8 million of our outstanding 2023 Notes that accrued interest at 6%.
Other Consolidated Results
    Net loss for the year ended December 31, 2020 included an unrealized loss on the valuation of our embedded derivative associated with our Class A Convertible Preferred Units of $0.9 million compared to an unrealized loss of $9.0 million for the year ended December 31, 2019. Those amounts are included in other income (expense) in the Consolidated Statement of Operations.

    A discussion of the operating results for the year ended December 31, 2019 compared with the year ended December 31, 2018 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2019 Form 10-K, which was filed with the SEC on February 27, 2020.
Financial Measures
Overview
This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in generally accepted accounting principles in the United States of America (GAAP). We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP. A reconciliation of Segment Margin to net income (loss) is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
    A reconciliation of Segment Margin to net income (loss) is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8.
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

		Year Ended December 31,
		2020	2019
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$40,848	$(8,478)
	Distributions from unrestricted subsidiaries not included in income(2)	70,490	8,421
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value	1,189	10,926
	Loss on debt extinguishment(3)	31,730	—
	Adjustment regarding equity investees(4)	17,042	20,847
	Other	3,465	3,651
	Sub-total Select Items, net(5)	164,764	35,367
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(6)	937	3,755
	Equity compensation adjustments	—	(137)
	Other	(454)	3,168
	Total Select Items, net(7)	$165,247	$42,153
(1) Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) 2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement. 2019 includes cash payments received from our NEJD pipeline of $8.4 million not included in income.
(3) Includes transaction costs associated with the tender and redemption of our 2022 Notes and tender of our 2023 Notes, along with the write-off of the associated unamortized issuance costs and discount associated with the previously held 2022 Notes.
(4) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5) Represents all Select Items applicable to Segment Margin.
(6) Represents transaction costs relating to certain merger, acquisition, transition and financing transactions incurred in advance of acquisition.
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

    Available Cash before Reserves for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(416,678)	$95,999
Income Tax expense	1,327	655
Depreciation, depletion, amortization, and accretion	302,602	308,115
Impairment expense	280,826	—
Loss on sale of assets	22,045	—
Plus (minus) Select Items, net	165,247	42,153
Maintenance capital utilized	(40,833)	(26,875)
Cash tax expense	(650)	(590)
Distributions to preferred unitholders	(74,736)	(62,190)
Redeemable noncontrolling interest redemption value adjustments(1)	16,113	2,233
Available Cash before Reserves	$255,263	$359,500
(1) Includes distributions paid in kind and accretion adjustments on the redemption feature.

Liquidity and Capital Resources
General
As of December 31, 2020, we believe our balance sheet and liquidity position remained strong, including $1,055.2 million of borrowing capacity available, subject to compliance with our covenants, under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our credit facility and the proceeds from issuances of equity (common and preferred) and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth (minimal) and maintenance projects;
•acquisitions of assets or businesses;
•interest payments related to outstanding debt;
•asset retirement obligations; and
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
    At December 31, 2020, we had $643.7 million borrowed under our credit facility, with $34.4 million of the borrowed amount designated as a loan under the inventory sublimit. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
    The total amount available for borrowings under our credit facility at December 31, 2020 was $1,055.2 million, subject to compliance with our covenants. We expect to extend and amend our Credit Agreement in 2021 prior to its maturity date.
    At December 31, 2020, our long-term debt totaled $3.4 billion, consisting of $643.7 million outstanding under our credit facility (including $34.4 million borrowed under the inventory sublimit tranche), $721.0 million of our 2028 notes,

$750.0 million of our 2027 Notes, $359.8 million of our 2026 Notes, $534.8 million of our 2025 Notes, $341.1 million of our 2024 Notes and $80.9 million of our 2023 Notes.
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

	2023 Notes(1)	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2028 Notes
Redemption right beginning on	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
(1) Refer to Note 23 for discussion surrounding the redemption of our remaining outstanding 2023 Notes during the first quarter of 2021.
    In January 2020, we issued $750 million in aggregate principal amount of our 2028 Notes. Interest payments are due February 1 and August 1 of each year with the initial interest payment due August 1, 2020. That issuance generated net proceeds of approximately $736.7 million, net of issuance costs incurred. Of the net proceeds, $554.8 million were used to repurchase the 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered in our tender offer for the 2022 Notes, and the remaining balance was used for repaying a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining balance of our 2022 Notes with a redemption date of February 16, 2020.
In December 2020, we issued $750 million in aggregate principal amount of our 2027 Notes. Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of our 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. In January 2021, we redeemed the remaining balance of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes.
During the year ended December 31, 2020, we repurchased $153.6 million of certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $27.3 million.
For additional information on our long-term debt and covenants see Note 10 to our Consolidated Financial Statements in Item 8.

    Class A Convertible Preferred Units
    On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our Class A Convertible Preferred Units. Our Class A Convertible Preferred Units are a new class of security that ranks senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
    Each of our Class A Convertible Preferred Units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we exercised our option to pay the holders of our Class A Convertible Preferred Units the applicable distribution in additional Class A Convertible Preferred Units equal the product of (i) the number of then outstanding Class A Convertible Preferred Units and (ii) the quarterly rate. For all subsequent periods ending after March 1, 2019, we have paid and will pay all distribution amounts in respect of our Class A Convertible Preferred Units in cash.
    Redeemable Noncontrolling interests
    On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the

"Securities Purchase Agreement") whereby GSO purchased $55,000,000 of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 of preferred units (or 350,000 preferred units) in Alkali Holdings. Alkali Holdings will use the net proceeds from the preferred units to fund up to 100% of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing near the end of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of GSO was increased to, subject to compliance with the covenants contained in our agreements with GSO, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2020, there are 141,249 Alkali Holdings preferred units outstanding.
    GSO has the right to a quarterly distribution equal to 10% per annum on the liquidation preference of each preferred unit. The liquidation preference is defined as one thousand dollars per preferred unit, plus any accrued and unpaid distributions (including as a result of any distributions paid in kind). Distributions are payable quarterly within 45 days after the end of the fiscal quarter. Distributions may be paid in-kind in lieu of cash distributions during the first 48 months following the September 23, 2019 initial closing date. Subsequent to the payment-in-kind period, all distributions must be paid in cash. In addition to the quarterly distributions paid to GSO, Alkali Holdings will distribute all of its distributable cash to the Partnership each quarter, which is equal to all cash and cash equivalents in the operating accounts of Alkali Holdings less cash reserves and a minimum $5 million cash balance to be maintained for working capital needs.
    From time to time after we have drawn at least $251,750,000, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date ("Base Preferred Return"). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least $251,750,000, and GSO is not a "defaulting member" under the LLC Agreement, GSO has the right to a make-whole amount on the number of undrawn preferred units.
    GSO is obligated to purchase a minimum of $251,750,000 of preferred units unless certain customary closing conditions are not satisfied, including the existence of a triggering event or a material uncured breach of the Securities Purchase Agreement by Alkali Holdings. A triggering event would occur if Alkali Holdings fails to pay cash distributions subsequent to the paid-in-kind period, fails to redeem preferred units when required to by a change of control event, or if any preferred units remain outstanding on the six and a half year anniversary date, amongst other events. The preferred units must be redeemed, in whole or in part, following certain change of control events, fundamental changes, or the liquidation, winding up, or dissolution of Alkali Holdings and, as applicable, the Partnership. If such an event were to occur, the preferred units would rank senior to Alkali Holdings common units and any class or series of equity of Alkali Holdings established after the issuance of the preferred units.
    At any time following the six and a half year anniversary of the Securities Purchase Agreement, or following the occurrence of certain triggering events, if the preferred units issued and outstanding have not been redeemed in full for cash, GSO has the right to gain control of the board of Alkali Holdings and effectuate a monetization event using its reasonable good faith efforts to maximize the consideration received to the holders of our common units, including the sale of Alkali Holdings (including all of its equity or assets and all of its equity in its subsidiaries), the proceeds of which would first be used to redeem the preferred units at the Base Preferred Return prior to any distribution to us.
    See Note 11 for additional information regarding our mezzanine capital.
Shelf Registration Statements
    We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
    In 2018, we implemented a universal shelf registration statement (our "2018 Shelf") on file with the SEC. Our 2018 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2018 Shelf will expire in April 2021. We expect to file a replacement universal shelf registration statement before our 2018 Shelf expires.
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our credit facility and/or to fund a portion of our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures and interest charges, and the timing of accounts receivable collections from our customers.
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
Net cash flows provided by our operating activities were $296.7 million and $382.3 million for 2020 and 2019, respectively. The decrease in operating cash flow for 2020 compared to 2019 was primarily due to lower reported segment margin during 2020.
Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects and distributions we pay to our common and preferred unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our credit facility, equity issuances (common and preferred units), and/or the issuance of senior unsecured notes.

Capital Expenditures and Business and Asset Acquisitions
The following table summarizes our expenditures for fixed assets, business and other asset acquisitions in the periods indicated:

	Years Ended December 31,
	2020	2019	2018
		(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$8,715	$16,848	$4,202
Sodium mineral and sulfur services assets	43,744	42,065	55,377
Marine transportation assets	31,357	40,820	18,308
Onshore facilities and transportation assets	3,644	2,966	3,340
Information technology systems	383	1,197	72
Total maintenance capital expenditures	87,843	103,896	81,299
Growth capital expenditures:
Offshore pipeline transportation assets	$4,608	$961	$501
Sodium minerals and sulfur services assets	51,767	65,772	19,335
Marine transportation assets	—	—	12,560
Onshore facilities and transportation assets	489	3,610	47,770
Information technology systems	6,331	2,301	2,704
Total growth capital expenditures	63,195	72,644	82,870
Total capital expenditures for fixed and intangible assets	151,038	176,540	164,169
Capital expenditures related to equity investees	—	—	3,018
Total capital expenditures	$151,038	$176,540	$167,187
    Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
    On September 23, 2019 we announced the Granger Optimization Project to expand our existing Granger facility. We entered into agreements with GSO for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds we receive from GSO will fund up to 100% of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing near the end of 2023. We issued 1,750 Alkali Holdings preferred units to GSO in consideration for the amendment. As part of the amendment, the total commitment of GSO was increased to, subject to compliance with the covenants contained in our agreements with GSO, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of December 31, 2020, we had issued 141,249 of preferred units to be used to fund the construction. The expansion is expected to increase our production at the Granger facility by approximately 750,000 tons per year.
    Except for the Granger Optimization Project, we do not anticipate spending material growth capital expenditures on any individual projects in the foreseeable future.

Maintenance Capital Expenditures
Maintenance capital expenditures incurred primarily relate to our marine transportation segment to replace and upgrade certain equipment associated with our vessels and in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain, and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2020's expenditures dependent upon the timing of when we incur certain costs. See previous discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
Our partnership agreement requires us to distribute 100% of our available cash (as defined therein) within 45 days after the end of each quarter to unitholders of record. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:
•less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments, or other agreements; or
•provide funds for distributions to our common and preferred unitholders for any one or more of the next four quarters;
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
    On February 12, 2021, we paid a distribution of $0.15 per unit related to the fourth quarter of 2020. With respect to our Class A Convertible Preferred Units, we have declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 12, 2021 to unitholders holders of record at the close of business January 29, 2021.
Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Common Unit Amount	Total Amount	Per Preferred Unit Amount (1)	Total Amount (1)
2018
4th Quarter	February 14, 2019		$0.5500	$67,419
2019
1st Quarter	May 15, 2019		$0.5500	$67,419	$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.5500	$67,419	$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.5500	$67,419	$0.7374	$18,684
4th Quarter	February 14, 2020		$0.5500	$67,419	$0.7374	$18,684
2020
1st Quarter	May 15, 2020		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 12, 2021	(2)	$0.1500	$18,387	$0.7374	$18,684

(1)Prior to the first quarter of 2019, all distributions on our Class A Convertible Preferred units were paid-in-kind.
(2)This distribution was paid on February 12, 2021 to unitholders of record as of January 29, 2021.

Guarantor Summarized Financial Information
    Our $2.8 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the "Guarantor Subsidiaries"), except the subsidiaries that hold our Alkali Business (collectively, the "Alkali Subsidiaries"), Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline LLC's pipeline was transferred on October 30, 2020. See Note 7 for additional information regarding our asset sales and divestitures. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P. The remaining non-Guarantor Subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the services agreement between the Partnership and Alkali Holdings dated as of September 23, 2019. Genesis Energy Finance Corporation has no independent assets or operations. See Note 10 for additional information regarding our consolidated debt obligations.
    The guarantees are senior unsecured obligations of each Guarantor Subsidiary and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor Subsidiary, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor Subsidiary. The guarantee of our senior unsecured notes by each Guarantor Subsidiary is subject to certain automatic customary releases, including in connection with the sale, disposition or transfer of all of the capital stock, or of all or substantially all of the assets, of such Guarantor Subsidiary to one or more persons that are not us or a restricted subsidiary, the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing our senior unsecured notes, the designation of such Guarantor Subsidiary as a non-Guarantor Subsidiary or as an unrestricted subsidiary in accordance with the indentures governing our senior unsecured notes, the release of such Guarantor Subsidiary from its guarantee under our senior secured credit facility, or liquidation or dissolution of such Guarantor Subsidiary (collectively, the “Releases”). The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to Genesis Energy, L.P.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	December 31, 2020	December 31, 2019
ASSETS:
Current assets	$313,328	$323,492
Fixed assets, net	3,115,492	3,538,450
Non-current assets	861,230	951,276

LIABILITIES AND CAPITAL:(1)
Current liabilities	266,688	292,941
Non-current liabilities	3,710,044	3,738,816
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Year Ended December 31, 2020	Year Ended December 31. 2019
Revenues	$1,156,428	$1,617,170
Operating costs	1,421,674	1,454,040
Operating income (loss)	(265,246)	163,130
Income (loss) before income taxes	(408,717)	566
Net loss(1)	(409,951)	(122)
Less: Accumulated distributions to Class A Convertible Preferred Units	(74,736)	(74,467)
Net loss available to common unitholders	(484,687)	(74,589)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
    Excluded from non-current assets in the table above are $95.7 million and $76.2 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2020 and December 31, 2019, respectively.
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
In addition to our credit facility discussed above, we have contractual obligations under operating leases as well as commitments to purchase crude oil and petroleum products. The table below summarizes our obligations and commitments at December 31, 2020.

	Payments Due by Period
Commercial Cash Obligations and Commitments	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years	Total
	(in thousands)
Contractual Obligations:
Long-term debt, net of debt issuance costs (1)	$80,355	$643,700	$867,367	$1,802,294	$3,393,716
Estimated interest payable on long-term debt (2)	226,366	396,576	346,455	189,668	1,159,065
Operating lease obligations	33,197	53,211	40,310	143,125	269,843
Unconditional purchase obligations (3)	119,727	8,100	8,100	4,050	139,977
Capital expenditure commitments (4)	52,756	14,679	—	—	67,435
Asset retirement obligations (5)	14,663	26,569	—	135,620	176,852
Total	$527,064	$1,142,835	$1,262,232	$2,274,757	$5,206,888
(1)Our credit facility allows us to repay and re-borrow funds at any time through the maturity date of May 9, 2022. We had $81 million in aggregate principal amount of our 2023 Notes that matured on May 15, 2023 for which we called for early redemption in December 2020, $341 million in aggregate principal amount of senior unsecured notes that mature on June 15, 2024 (the "2024 Notes"), $535 million in aggregate principal amount of senior unsecured notes that mature on October 1, 2025 (the"2025 Notes"), $360 million in aggregate principal amount of senior unsecured notes that mature on May 15, 2026 (the "2026 Notes"), $750 million in aggregate principal amount of our 2027 Notes that mature on January 15, 2027 and $721 million in aggregate principal amount of our 2028 Notes that mature on February 15, 2028.
(2)Interest on our long-term debt under our credit facility is at market-based rates. The interest rates on our 2023, 2024, 2025, 2026, 2027 and 2028 Notes are 6.00%, 5.625%, 6.50%, 6.25%, 8.00%, and 7.75% respectively. The amount shown for interest payments represents the amount that would be paid if the debt outstanding at December 31, 2020 under our credit facility remained outstanding through the final maturity date of May 9, 2022 and interest rates remained at the December 31, 2020 market levels through the final maturity date. Also included is the interest on our senior unsecured notes through their respective maturity dates.
(3)Unconditional purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. Contracts to purchase crude oil, petroleum products, and other chemicals and utilities are generally at market-based prices. For purposes of this table, estimated volumes and market prices at December 31, 2020 were used to value those obligations. The actual physical volumes and settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, changes in market prices and other conditions beyond our control.

(4)We have entered into approximately $67 million of committed payment contracts with third parties for the Granger Optimization Project. These commitments are expected to be, subject to compliance with the covenants contained in our agreements with GSO, funded by the issuance of Alkali Holdings preferred units to GSO. We expect to incur these costs within the next three years.
(5)Represents the estimated future asset retirement obligations on a discounted basis. The recorded asset retirement obligation on our balance sheet at December 31, 2020 was $176.9 million and is further discussed in Note 7 to our Consolidated Financial Statements.
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
We have defined critical accounting policies and estimates as those that are most important to the portrayal of our financial results and positions. These policies require management’s judgment and often employ the use of information that is inherently uncertain. Our most critical accounting policies are discussed below.
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
Impairment of Long-Lived Assets including Right of Use Assets, Intangibles and Goodwill
When events or changes in circumstances indicate that the carrying amount of a fixed asset, intangible asset, or right of use assets with finite lives may not be recoverable, we review our assets for impairment. We compare the carrying value of the fixed asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and/or contractual commitments, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment; we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. For the year ended December 31, 2020, we recognized impairment expense of $280.8 million associated with long-lived assets (refer to Note 7 for additional details). We did not record any impairments in 2019.
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
We performed a quantitative assessment as of October 1, 2020 for our refinery services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. No impairment was recorded in our refinery services reporting unit during 2020 as the fair value far exceeded the carrying value.
One of our other monitoring procedures is the comparison of our market capitalization to our book equity to determine if there is an indicator of impairment. During the reporting period, the Covid-19 pandemic affected global markets and commodity prices due to continued economic uncertainty. As a result, our market capitalization decreased below the book value of our book equity for a portion of the reporting period and as of December 31, 2020 we identified an indicator of impairment. We performed our goodwill impairment assessment on October 1, 2020 for our refinery services reporting unit (which is our only reporting unit with goodwill) and concluded that the fair value exceeded the carrying value, thus no impairment was recorded. There were no changes in the market factors and estimates used to determine our fair value between October 1, 2020 and December 31, 2020 that would indicate that the results of our assessment would result in a different conclusion for our refinery services segment. Additionally, we performed our assessment of long-lived assets impairment as of December 31, 2020 and noted no additional impairments to the ones discussed above regarding our rail logistics assets in the second quarter of 2020. As a result of our analyses, no impairment of goodwill was recorded during 2020.
For additional information regarding our goodwill, see Note 9 to our Consolidated Financial Statements in Item 8.
Equity Compensation Plan Accrual
Our 2010 Long-Term Incentive Plan provides for grantees, which may include key employees and directors, to receive cash at the vesting of the phantom units equal to the average of the closing market price of our common units for the twenty trading days prior to the vesting date. Our phantom units outstanding at December 31, 2020 under this plan are comprised of service-based awards granted to our directors. At December 31, 2020, we had 165,662 phantom units outstanding and recorded a credit of $1.0 million during 2020. The liability recorded for phantom units is expected to fluctuate with the market price of our common units. At the date of vesting, any difference between the estimates recorded and the actual cash paid to the grantee will be charged to expense.
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
    We also have embedded derivatives in our Class A Convertible Preferred Units that are accounted for as liabilities at fair value in our Consolidated Balance Sheet as of December 31, 2020. Derivatives related to the embedded derivatives in our Class A Convertible Preferred Units are valued using a model that contains inputs, including our common unit price, 30-year U.S. Treasury rates, default probabilities and timing estimates, which involve management judgment.
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
At December 31, 2020, we were not aware of any contingencies or liabilities that would have a material effect on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
    We have adopted the guidance under ASC Topic 326 Financial Instruments - Credit Losses ("ASC 326"), as of January 1, 2020. The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to consolidated financial statements as of the adoption date and for the year ended December 31, 2020.
During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X to go in effect January 4, 2021. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. As permitted by the amendment, we have early adopted the amendment and included the required summarized financial information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We elected to early adopt this standard as of January 1, 2017. See Note 9 for further information.

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
We utilize NYMEX commodity based futures contracts and option contracts to hedge our exposure to these market price fluctuations as needed. All of our open commodity price risk derivatives at December 31, 2020 were categorized as non-trading. On December 31, 2020 we had entered into NYMEX future contracts that will settle between February and May 2021 and NYMEX options contracts that settled during January 2021.
    Our Alkali Business relies on natural gas to generate heat and power for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. As of December 31, 2020 we had entered into NYMEX future contracts and over the counter swap contracts that will settle between January and June 2021.
    This accounting treatment is discussed further in Note 18 to our Consolidated Financial Statements. We believe our hedging activities have been successful in helping to mitigate these risks.
The table below presents information about our open commodity derivative contracts at December 31, 2020. Notional amounts in barrels or gallons, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or gallons multiplied by the December 31, 2020 quoted market prices. All of the hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the table below.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	902	Bbl	$42.85	$38,648	$5,213	$43,861
Natural Gas Swaps	MMBTU	136	MMBTU	$0.25	$344	$(616)	$(272)
Natural Gas	MMBTU	101	MMBTU	$2.54	$2,565	$(66)	$2,499

Buy (Long) Contracts:
Crude Oil	Bbl	160	Bbl	$39.08	$6,253	$1,525	$7,778
Natural Gas	MMBTU	205	MMBTU	$2.53	5,182	(35)	$5,147

Option Contracts
Written Contracts:
Crude Oil	Bbl	41	Bbl	$1.01	$41	$36	$77

Purchased Contracts:
Crude Oil	Bbl	23	Bbl	$1.21	$28	$1	$29

We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts. Given the competitive advantages associated with our naturally produced soda ash as previously discussed (relative to that which is synthetically produced), we believe this somewhat mitigates market risk within our Alkali Business.
We are also exposed to market risks due to the floating interest rates on our credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2020, we had $643.7 million of debt outstanding under our credit facility. Due to the significant decline in the LIBOR rate during 2020, a 10% change in LIBOR would have resulted in an immaterial impact to net income(loss) for the year ended December 31, 2020.
The Preferred Distribution Rate Reset Election of our Class A Convertible Preferred Units is an embedded derivative that must be bifurcated from the related host contract, the preferred unit purchase agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, U.S. treasury rates and dividend yields to ultimately calculate the fair value of our Class A Convertible Preferred Units with and without the Preferred Distribution Rate Reset Option. See Note 18 to our Consolidated Financial Statements for a discussion of embedded derivatives.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2020, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst &

Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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

The board of directors of our general partner (which we refer to as “our board of directors”) must approve significant matters (such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of common units, incurrences of debt or other financings and the payments of distributions on common and preferred units). The holders of our Class B Common Units are entitled to (i) vote in the election of our board of directors, subject to the Davison family’s rights under its unitholder rights agreement (described below), as well as (ii) vote on substantially all other matters on which our Class A holders are entitled to vote. The holders of our Class A Common Units are not entitled to vote in the election of directors, but they are entitled to vote in a very limited number of other circumstances, including our merger with another company. As is common with MLPs, our partnership structure does not grant our unitholders (in such capacity) the right to directly or indirectly participate in our management or operations other than through the exercise of their limited voting rights.

Collectively, members of the Davison family own approximately 10.8% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 10.8% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive, attributable to any period ending after March 1, 2019.
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
Risk Oversight
We face a number of risks, including exposure to matters relating to the environment, regulation, competition, fluctuations in commodity prices and interest rates, pandemics and severe weather. Management is responsible for the day-to-day management of the risks our company faces, although our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, our board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to our board of directors on strategic matters, operations, risk management and other matters, and are available to address any questions or concerns raised by our board of directors. Board of directors meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our company.
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
Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of March 1, 2021.

Name	Age	Position
Grant E. Sims	65	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	74	Director
James E. Davison	83	Director
James E. Davison, Jr.	54	Director
Sharilyn S. Gasaway	52	Director
Kenneth M. Jastrow II	73	Director
Jack T. Taylor	69	Director
Robert V. Deere	66	Chief Financial Officer
Edward T. Flynn	62	Executive Vice President
Richard R. Alexander	45	Vice President
Karen N. Pape	62	Senior Vice President and Controller
Kristen O. Jesulaitis	51	General Counsel
William S. Goloway	60	Vice President
Garland G. Gaspard	66	Senior Vice President
Chad A. Landry	57	Vice President
Ryan S. Sims	37	Senior Vice President

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
Kenneth M. Jastrow II has served as a director of our general partner since March 2010 and serves as our lead independent director and the chairperson of the G&C Committee. Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow is a director of MGIC Investment Corporation and Director Emeritus of KB Home.  Mr. Jastrow formerly served as Non-Executive Chairman of Forestar Group, Inc.  Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process, objectives and philosophy with respect to our Named Executive Officers (“NEOs”), for the fiscal year ended December 31, 2020.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2020 were:
•Grant E. Sims, Chief Executive Officer;
•Robert V. Deere, Chief Financial Officer;
•Edward T. Flynn, Executive Vice President;
•Garland G. Gaspard, Senior Vice President; and
•Kristen O. Jesulaitis, General Counsel.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are "independent," according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged BDO USA, LLP, or BDO, as its independent compensation adviser for 2020. We also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters such as obtaining exemptions from the “insider trading” rules under Section 16 of the Exchange Act in connection with certain acquisitions. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2020, the G&C Committee engaged BDO, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of BDO pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent BDO from serving as an independent consultant to the G&C Committee.
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
The peer group used for this market analysis in 2020 consisted of the following 17 companies in the energy industry: Antero Midstream, Calumet Specialty Products Partners, Crestwood Energy Partners, DCP Midstream Partners, Enable Midstream Partners, EnLink Midstream, Magellan Midstream Partners, NGL Energy Partners, NuStar Energy, Plains All American Pipeline, Summit Energy Partners, Sunoco LP, Delek US Holdings, Hi-Crush Inc., HollyFrontier Corp, Targa Resources Corp, and US Silica Holdings, Inc. These companies were selected as the compensation peer group for any or all of the following reasons:
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
Compensation Objectives and Philosophy
The primary objectives of our compensation program are to:
•encourage our executives to build and operate the partnership in a way that is aligned with our common unitholders’ interests, focusing on growing total unitholder returns and growing the asset base with an emphasis on maintaining a focus on the long-term stability of the enterprise so as to not promote inappropriate risk taking;
•offer near-term and long-term compensation opportunities that are consistent with industry norms; and
•provide appropriate levels of retention to the executive team to ensure long-term continuity and stability for the successful execution of key growth initiatives and projects.
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
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including annual and retention bonuses) is driven by the generation of Available Cash before Reserves (as defined in Item. 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Measures") (which is an important metric of value for our unitholders) and our safety record with the goal of retention of key employees and NEOs. Our long-term incentive plan is also linked to our generation of Available Cash before Reserves and safety record, as well as the partnership's leverage ratio as defined in its senior-secured credit facility agreement.

    Elements of Our Compensation Program and Compensation Decisions for 2020
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2020, the elements of our compensation program for the NEOs consisted of an annual base salary and discretionary annual cash and bonus awards.
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
In April 2020, the G&C Committee reviewed the assessments of market levels of compensation developed by BDO in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the 2020 base salaries of all NEOs remained the same from 2019, with the exception of Ms. Jesulaitis's base salary, which increased to $400,000 in 2020 from $375,000 in 2019 to more closely align her compensation with the increased responsibilities of her role and the significant contributions she makes to the partnership.
Bonuses
    Our NEOs typically participate in a bonus program, or the Bonus Plan, in which substantially all company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his or her base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2020 operational and financial performance, in the context of total NEO compensation, no performance based awards were earned by NEOs and it was determined by the G&C Committee that each NEO would instead be considered for a retention bonus for 2020, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2020, Mr. Sims was granted a retention bonus of $600,000, Ms. Jesulaitis was granted a retention bonus of $400,000, and Messrs. Deere and Gaspard were granted retention bonuses of $300,000 each, to be paid in five equal installments at the following dates: June 2021, September 2021, December 2021, March 2022, and June 2022 contingent upon continued employment at those dates. Given the near-term economic challenges faced by us and the industry generally, we believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them. Over the long term, the G&C committee intends to continue performance-based cash incentives as a cornerstone of our executive pay program.
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
In 2018, our G&C Committee adopted our 2018 LTIP. Like our 2010 LTIP, our 2018 LTIP permits awards of equity-based compensation in the form of phantom units and distribution equivalent rights, or DERs. Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. DERs are tandem rights to receive on a quarterly basis an amount of cash equal to the amount of distributions that would have been paid on outstanding phantom units had they been limited partner units issued by us. In addition, our 2018 LTIP permits cash-based awards.
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
    Prior to 2018, we have provided long-term-equity-based compensation for our officers, directors, and certain employees primarily in the form of phantom units and distribution equivalent rights, or DERs, with vesting conditions that were tied to continuing increases in our (i) quarterly distribution rate consistent with our then existing business strategy and (ii) our unit price. During 2018, management and the G&C Committee determined that we should change the basic structure of our LTIP awards to better align the interests of our employee plan participants with the interests of our long-term unitholders by awards of deferred cash compensation (in lieu of phantom units) allocated between service vesting and performance vesting.
    During 2018, 2019 and 2020, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions.
    During 2018 and 2019, we also granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2020 and 2019, the G&C Committee established the following long-term incentive cash grant values for each of our NEOs:

	2020 (1)	2019
Name	Long-Term Incentive Cash Grant Value
Grant E. Sims	$—	$2,200,000
Robert V. Deere	—	800,000
Edward T. Flynn	—	1,200,000
Garland G. Gaspard	—	500,000
Kristen O. Jesulaitis	—	450,000
(1) As a part of the process to reduce and control our cost structure, management recommended no awards to be granted to NEOs under the 2018 LTIP during 2020, which was approved by our board of directors.
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
Tax and Accounting Implications
Since we are a partnership and not a corporation for federal income tax purposes, we are not subject to the executive compensation tax deduction limitations of Section 162(m) of the Internal Revenue Code. Accordingly, none of the compensation paid to our NEOs is subject to limitation as to tax deductibility. However, if the relevant tax laws change in the future, the Committee will consider the implications of such changes to us. For our equity-based and cash-based compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 16 of our Consolidated Financial Statements in Item 8.
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
Our board of directors concluded that the following risk oversight and compensation design features guard against excessive risk-taking:
•the company has strong internal financial controls;
•base salaries are consistent with employees’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;
•the determination of incentive awards is based on a review of a variety of indicators of performance as well as a meaningful subjective assessment of personal performance, thus diversifying the risk associated with any single indicator of performance;
•incentive awards are capped by the G&C Committee;
•compensation decisions include discretionary authority to adjust annual awards and payments, which further reduces any business risk associated with our plans; and
•long-term incentive awards are designed to provide appropriate awards for dedication to a corporate strategy that delivers long-term returns to unitholders.
Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2020, 2019 and 2018.

Name & Principal Position	Year	Salary ($)	Bonus ($) (2)	All Other Compensation ($) (3)	Total ($)
Grant E. Sims	2020	$650,000	$480,000	$37,034	$1,167,034
Chief Executive Officer	2019	650,000	—	87,176	737,176
(Principal Executive Officer)	2018	650,000	—	193,201	843,201
Robert V. Deere	2020	450,000	240,000	46,814	736,814
Chief Financial Officer	2019	450,000	—	80,813	530,813
(Principal Financial Officer)	2018	450,000	—	137,864	587,864
Edward T. Flynn (1)	2020	500,000	850,000	27,868	1,377,868
Executive Vice President	2019	500,000	980,000	26,396	1,506,396
	2018	500,000	200,958	20,730	721,688
Garland G. Gaspard	2020	340,000	390,000	36,721	766,721
Senior Vice President	2019	340,000	198,000	51,151	589,151
	2018	325,000	68,000	44,535	437,535
Kristen O. Jesulaitis	2020	400,000	318,750	28,773	747,523
General Counsel	2019	375,000	134,750	35,283	545,033
	2018	340,000	116,000	40,168	496,168

(1)Mr. Flynn's bonus for 2020 includes a discretionary bonus of $360,000 relating to 2019 but paid in March 2020, contingent upon Mr. Flynn's continued employment on the payment date. Mr. Flynn's bonus for 2019 includes a discretionary bonus of $730,000 relating to 2018 but paid in March 2019, contingent upon his continued employment on the payment date.
(2)The amounts shown represent any retention bonuses vested and paid during each of 2018, 2019, and 2020 as well as any cash or special bonus awards earned relative to each year.

(3)The following table presents the components of "All Other Compensation" for each NEO for the year ended December 31, 2020.

Name	401(k) Matching and Profit Sharing Contributions (a)	Insurance Premiums (b)	Other Compensation (c)	Totals
Grant E. Sims	$14,000	$12,954	$10,080	$37,034
Robert V. Deere	31,100	8,154	7,560	46,814
Edward T. Flynn	19,654	8,214	—	27,868
Garland G. Gaspard	26,215	8,154	2,352	36,721
Kristen O. Jesulaitis	24,411	2,346	2,016	28,773
The amounts in this table represent:
(a)Contributions by us to our 401(k) plan on each NEO’s behalf.
(b)Term life insurance premiums paid by us on each NEO’s behalf.
(c)This column includes cash distributions paid in connection with outstanding phantom units under the 2010 LTIP during 2020.
Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2019 and 2018. There were no cash-based awards granted to our NEOs under the 2018 LTIP Plan during 2020.

		Potential Future Payouts Under
		2018 LTIP (1)
Name	Grant Date	Threshold	Target	Maximum
Grant E. Sims	4/17/2019	$1,320,000	$2,200,000	$3,960,000
	4/10/2018	1,080,000	1,800,000	3,240,000
Robert V. Deere	4/17/2019	480,000	800,000	1,440,000
	4/10/2018	360,000	600,000	1,080,000
Edward T. Flynn	4/17/2019	720,000	1,200,000	2,160,000
	4/10/2018	540,000	900,000	1,620,000
Garland G. Gaspard	4/17/2019	300,000	500,000	900,000
	4/10/2018	270,000	450,000	810,000
Kristen O. Jesulaitis	4/17/2019	292,500	450,000	765,000
	4/10/2018	195,000	300,000	510,000

(1)Represents the dollar amount of cash to be paid to each NEO under awards granted on April 17, 2019 and April 10, 2018, if the company meets certain performance conditions (threshold, target and maximum) during the fourth quarter of 2021 and 2020, respectively, assuming no forfeitures and considering a 1.0 UAM. See additional discussion in "Long-Term Incentive Compensation" above relating to the 2018 LTIP. The LTIP awards granted on April 10, 2018 are expected to pay out at a level below the threshold based on our relative achievement of the performance conditions tied to the awards.

Phantom Units Vested
    The following table presents the information regarding the vesting of phantom units during the year ended December 31, 2020 with respect to our NEOs.

	Phantom Unit Awards
Name	Number of Phantom Units Vested (#)	Value Realized on Vesting ($)
Grant E. Sims	22,908	$—
Robert V. Deere	13,745	—
Edward T. Flynn	—	—
Garland G. Gaspard	10,691	17,275
Kristen O. Jesulaitis	9,164	14,807
    The phantom unit awards granted to our NEOs in 2017 vested on April 11, 2020. Pursuant to our 2010 LTIP, the value realized upon vesting was computed by multiplying the average closing price of our common units for the 20 trading days immediately prior to the date of vesting by the number of units that vested for the service based awards. Those phantom unit awards were paid in cash. Due to our distribution reset during 2017, our performance based awards that vested during 2020 had a fair value of $0 upon vesting.
There were no outstanding equity based awards to our NEOs as of December 31, 2020.
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
Potential Payments upon Termination or Change of Control
Under a change of control under the 2018 LTIP, the unvested service tranche of the cash award granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 150% of the performance metric.
    Based upon a hypothetical termination date of December 31, 2020, the termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.
If termination occurs due to death or disability, Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP, including the awards granted in both 2018 and 2019. Utilizing the closing price of our common units for the twenty trading days prior to December 31, 2020 would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$4,000,000
Robert V. Deere	1,400,000
Edward T. Flynn	2,100,000
Garland G. Gaspard	950,000
Kristen O. Jesulaitis	750,000

Based on a hypothetical simultaneous change of control and termination date of December 31, 2020, the change of control termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Robert V. Deere	Edward T. Flynn	Garland G. Gaspard	Kristen O. Jesulaitis
Cash payment for vested awards under 2018 LTIP granted in 2019	3,080,000	1,120,000	1,680,000	700,000	607,500
Cash payment for vested awards under 2018 LTIP granted in 2018	2,520,000	840,000	1,260,000	630,000	405,000
Total	$5,600,000	$1,960,000	$2,940,000	$1,330,000	$1,012,500
Director Compensation in Fiscal Year 2020
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$84,000	$100,000	$17,170	$201,170
James E. Davison, Jr.	84,000	100,000	17,170	201,170
Sharilyn S. Gasaway	106,500	112,500	19,316	238,316
Kenneth M. Jastrow II	96,500	112,500	19,316	228,316
Conrad P. Albert	96,500	102,500	17,600	216,600
Jack T. Taylor	94,500	102,500	17,600	214,600

(1)Amounts include annual retainer fees and fees for attending meetings.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.
(3)Outstanding awards to directors at December 31, 2020 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 26,295 outstanding phantom units, Messrs. Jastrow, Albert, Taylor and Ms. Gasaway hold 29,583, 26,953, 26,953 and 29,583 outstanding phantom units, respectively.
(4)Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
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
We identified the median employee by examining the 2020 total cash compensation for all individuals excluding our CEO, who were employed by us on December 31, 2020. As of December 31, 2020, the company had 1,914 employees, including 1,897 full-time employees, and 17 part-time and temporary employees.
Consistent with Item 402(u), we initially excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s Publication 15A: "Employer’s Supplemental Tax Guide". We selected December 31, 2020, which is within the last three months of 2020, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2020. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of our employees are located in the United States, including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.
After identifying the median employee based on total cash compensation, we calculated the annual total compensation for that employee using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO, had 2020 annual total compensation of $1,167,034, as reflected in the Summary Compensation Table.  Our median employee’s annual total compensation for 2020 was $113,610.  Based on this information, Mr. Sims’ total annual compensation was approximately ten times that of our median employee in 2020, or 10:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of March 1, 2021, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,626,282	(2)	3.0%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,000,000	(4)	2.4%	7,087	17.7%
Robert V. Deere	829,987	(5)	*	1,052	2.6%
Edward T. Flynn	71,000		*	—	—
Richard R. Alexander	15,500	(6)	*	—	—
Karen N. Pape	152,131		*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Ryan S. Sims	16,300		*	—	—
William S. Goloway	10,000		*	—	—
Garland G. Gaspard	7,820		*	—	—
Chad A. Landry	30,000		*	—	—
All directors and executive officers as a group (16 in total)	13,725,262		11.2%	32,321	80.8%

Steven K. Davison	2,197,941	(7)	1.7%	7,676	19.2%
JPMorgan Chase & Co.	11,580,051		9.5%	—
Invesco LTD	15,284,155		12.5%	—
ALPS Advisors, Inc.	13,749,956		11.2%	—

*    Less than 1%

(1)The Class B Common Units, which also are included in the Class A Common Unit total, are identical in most respects to the Class A Common Units and have voting and distribution rights equivalent to those of the Class A Common Units. In addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions.
(2)Mr. Davison pledged 1,049,406 of these Class A Common Units as collateral for a loan from a bank. In addition to his direct ownership interests, Mr. Davison is the sole stockholder of Terminal Services, Inc., which owns 1,010,835 Class A Common Units.
(3)1,339,383 of these Class A Common Units are held by trusts for Mr. Davison's children. 187,856 of these Class A Common Units are held by the James E. and Margaret A. B. Davison Special Trust.
(4)Mr. Sims pledged 2,943,650 of these Class A Common Units as collateral for loans from a bank.
(5)Mr. Deere pledged 700,000 of these Class A Common Units as collateral for a loan from a bank.
(6)Mr. Alexander pledged 10,000 Class A Common Units as collateral for margin brokerage accounts.
(7)Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.

Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2020, regarding the beneficial ownership of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

Name and Address of Beneficial Owner	Class A Convertible Preferred Units
	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	12,668,389	50.0%
KKR Rodeo Aggregator L.P.(3)	12,668,389	50.0%

(1)The percentage of beneficial ownership is calculated based on 25,336,778 Class A Convertible Preferred Units deemed outstanding as of December 31, 2020.
(2)Reflects Class A Convertible Preferred Units directly owned by GSO Rodeo Holdings LP. GSO Rodeo Holdings Associates LLC is the general partner of GSO Rodeo Holdings LP. GSO Holdings I L.L.C. is the managing member of GSO Rodeo Holdings Associates LLC. Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings II L.P. The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP, L.L.C. Blackstone Group Management L.L.C. is the sole holder of Class C common stock of The Blackstone Group Inc. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. In addition, Bennett J. Goodman may be deemed to have shared voting power and/or investment power with respect to the securities held by GSO Rodeo Holdings LP. Each of the foregoing (other than GSO Rodeo Holdings LP) disclaims beneficial ownership of the Class A Convertible Preferred Units beneficially owned by GSO Rodeo Holdings LP. The business address for GSO Rodeo Holdings LP is c/o GSO Capital Partners LP, 345 Park Avenue, New York, New York 10154.
(3)Reflects Class A Convertible Preferred Units directly owned by KKR Aggregator L.P.. KKR Rodeo Aggregator GP LLC, as the general partner of KKR Rodeo Aggregator L.P., KKR Global Infrastructure Investors II (Rodeo) L.P., as the sole member of KKR Rodeo Aggregator GP LLC, KKR Associates Infrastructure II AIV L.P., as the general partner of KKR Global Infrastructure Investors II (Rodeo) L.P., KKR Infrastructure II AIV GP LLC, as the general partner of KKR Associates Infrastructure II AIV L.P., KKR Financial Holdings LLC, as the Class B member of KKR Infrastructure II AIV GP LLC, KKR Fund Holdings L.P., as the Class A member of KKR Infrastructure II AIV GP LLC and the sole member of KKR Financial Holdings LLC, KKR Fund Holdings GP Limited, as a general partner of KKR Fund Holdings L.P., KKR Group Holdings Corp., as the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P., KKR & Co. Inc., as the sole shareholder of KKR Group Holdings Corp., KKR Management LLC, as the Class B common stockholder of KKR & Co. Inc., and Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, may be deemed to be the beneficial owners having shared voting and investment power with respect to the Class A Convertible Preferred Units described in this footnote. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2020. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2020, Mr. Sims (our CEO and a director) had two sons that worked for us- one as senior vice president of finance and corporate development and the other as vice president and general manager of refined products. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director), that worked as a director in our onshore facilities and transportation department in 2020. In the aggregate, these family members received total W-2 compensation of less than $1,100,000.

On September 23, 2019 we announced the Granger Optimization Project to expand our existing Granger facility. We entered into agreements with GSO, the beneficial owner of more than 5% of our Class A Convertible Preferred Units, for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds we receive from GSO will fund up to 100% of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing near the end of 2023. We issued 1,750 Alkali Holdings preferred units to GSO in consideration for the amendment. As part of the amendment, the total commitment of GSO was increased to, subject to compliance with the covenants contained in our agreements with GSO, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. During 2020, we issued 9,499 Alkali Holdings preferred units to GSO to satisfy the company's obligation to pay tax distributions, and 13,811 Alkali Holdings preferred units to GSO as PIK distribution. As of December 31, 2020, we had issued 141,194 of preferred units to be used to fund the construction.
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
Item 14. Principal Accounting Fees and Services
    The following table summarizes the fees for professional services rendered by Ernst & Young for the years ended December 31, 2020 and 2019.

	2020	2019
	(in thousands)
Audit Fees (1)	$2,804	$2,141
All Other Fees (2)	6	8
Total	$2,810	$2,149

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.
(2)Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
    The services by Ernst & Young in 2020 and 2019 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
    Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
    In considering the nature of the non-audit services provided by Ernst & Young in 2020 and 2019, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

3.9
Certificate of Incorporation of Genesis Energy Finance Corporation, dated as of November 27, 2006 (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).

3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-12295).

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

4.13
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

4.15
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

4.20
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

4.22
Tenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of December 11, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 001-12295).

4.23
Eleventh Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 10, 2016, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, File No. 001-12295).

4.24
Twelfth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 29, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.25
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

4.27
Fifteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-12295).

4.28
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 21, 2015, File No. 001-12295).

4.29
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

4.31
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

4.33
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

4.34
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

4.35
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

4.36
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

4.37
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

4.38
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

4.39
Eleventh Supplemental Indenture for 6.250% Senior Notes Due 2026, dated as of December 11, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 11, 2017, File No. 001-12295).

4.40
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

4.41
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

4.42
Fourteenth Supplemental Indenture for 7.750% Senior Notes due 2028, dated as of January 16, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2020, File No. 001-12295).

4.43
Fifteenth Supplemental Indenture for 8.0% Senior Notes due 2027, dated as of December 17, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corproation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 17, 2020, File No. 001-12295).

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

10.11
Tenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 25, 2020, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File No. 001-12295).

10.12
Eleventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 24, 2020, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A. and Bank of Montreal, as co-syndication agents, U.S. Bank National Association, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, File No. 001-12295).

10.13
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010, File No. 001-12295).

10.14	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
10.15	+
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

10.17	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Employee Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).

10.18	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
10.19	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
10.20	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
10.21	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
10.22
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

	10.23
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	21.1	Subsidiaries of the Registrant.
*	22.1	List of Issuers and Guarantor Subsidiaries.
*	23.1	Consent of Ernst & Young LLP.
*	23.2	Consent of Ernst & Young LLP.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	99.1	Financial Statements of Poseidon Oil Pipeline Company, LLC for the three years ended December 31, 2020 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
*	95	Mine Safety Disclosure Exhibit
*	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	XBRL Schema Document.
*	101.CAL	XBRL Calculation Linkbase Document.
*	101.LAB	XBRL Label Linkbase Document.
*	101.PRE	XBRL Presentation Linkbase Document.
*	101.DEF	XBRL Definition Linkbase Document.
*	104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

    Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	March 1, 2021	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	March 1, 2021
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	March 1, 2021
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	March 1, 2021
/s/ JAMES E. DAVISON James E. Davison	Director	March 1, 2021
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	March 1, 2021
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	March 1, 2021
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	March 1, 2021
/s/ JACK T. TAYLOR Jack T. Taylor	Director	March 1, 2021

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
As described in Note 3 to the consolidated financial statements, the Partnership’s Offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the performance obligation period, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. As of December 31, 2020, the Partnership has recognized $36.5 million and $12.1 million in current and non-current contract assets, respectively, and $3.0 million and $19.8 million in current and non-current contract liabilities, respectively, in the consolidated financial statements.

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

1

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

To test the Partnership’s estimates of variable consideration, we performed audit procedures that included, among others, evaluating management’s determination of the performance obligations in each arrangement and information used to establish or reassess the estimates including contractual pipeline capacity reserved, historical actual throughput volumes and third party production forecasts. We tested these assumptions by inspecting contracts, testing completeness and accuracy of production volumes and contract billings, and evaluating information obtained by management from customers and whether the information is consistent with publicly available information. We also performed a retrospective analysis of forecasted production volumes by comparing them to the actual volumes transported, and we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership's significant assumptions discussed herein. We also recalculated the Partnership’s revenue recognized for these arrangements and the recorded contract assets and liabilities as of and for the year ended December 31, 2020.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2017.
Houston, Texas
March 1, 2021

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Genesis Energy, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesis Energy, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2020 and the related notes, and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, TX
March 1, 2021

3

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,282	$29,128
Restricted cash	5,736	27,277
Accounts receivable—trade, net	392,465	417,002
Inventories	99,877	65,137
Other	60,809	54,530
Total current assets	580,169	593,074
FIXED ASSETS, at cost	5,173,475	5,540,596
Less: Accumulated depreciation	(1,322,141)	(1,246,121)
Net fixed assets	3,851,334	4,294,475
MINERALS LEASEHOLDS, net of accumulated depletion	552,575	555,825
NET INVESTMENT IN DIRECT FINANCING LEASES, net of unearned income	—	107,702
EQUITY INVESTEES	319,068	334,523
INTANGIBLE ASSETS, net of amortization	128,742	138,927
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	153,925	177,071
OTHER ASSETS, net of amortization	45,847	94,085
TOTAL ASSETS	$5,933,619	$6,597,641
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$198,433	$218,737
Accrued liabilities	184,978	196,758
Total current liabilities	383,411	415,495
SENIOR SECURED CREDIT FACILITY	643,700	959,300
SENIOR UNSECURED NOTES, net of debt issuance costs	2,750,016	2,469,937
DEFERRED TAX LIABILITIES	13,317	12,640
OTHER LONG-TERM LIABILITIES	393,018	393,850
Total liabilities	4,183,462	4,251,222

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at December 31, 2020 and 2019	790,115	790,115
Redeemable noncontrolling interests, 141,249 and 130,000 preferred units issued and outstanding at December 31, 2020 and 2019, respectively	141,194	125,133

COMMITMENTS AND CONTINGENCIES (Note 21)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 and 122,579,218 units issued and outstanding at December 31, 2020 and 2019, respectively	829,326	1,443,320
Accumulated other comprehensive loss	(9,365)	(8,431)
Noncontrolling interests	(1,113)	(3,718)
Total partners' capital	818,848	1,431,171
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,933,619	$6,597,641
The accompanying notes are an integral part of these consolidated financial statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Offshore pipeline transportation	$237,146	$318,116	$284,544
Sodium minerals and sulfur services	877,769	1,105,987	1,174,434
Marine transportation	210,258	235,645	219,937
Onshore facilities and transportation	499,482	821,072	1,233,855
Total revenues	1,824,655	2,480,820	2,912,770
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	373,127	637,699	1,037,688
Onshore facilities and transportation operating costs	70,241	77,205	89,042
Marine transportation operating costs	149,557	178,032	172,527
Sodium minerals and sulfur services operating costs	745,858	883,692	912,491
Offshore pipeline transportation operating costs	76,717	58,996	66,668
General and administrative	56,920	52,687	66,898
Depreciation, depletion and amortization	295,322	319,806	313,190
Impairment expense	280,826	—	126,282
Loss (gain) on sale of assets	22,045	—	(42,264)
Total costs and expenses	2,070,613	2,208,117	2,742,522
OPERATING INCOME (LOSS)	(245,958)	272,703	170,248
Equity in earnings of equity investees	64,019	56,484	43,626
Interest expense	(209,779)	(219,440)	(229,191)
Other income (expense)	(7,269)	(9,026)	5,023
Income (loss) from operations before income taxes	(398,987)	100,721	(10,294)
Income tax expense	(1,327)	(655)	(1,498)
NET INCOME (LOSS)	(400,314)	100,066	(11,792)
Net loss (income) attributable to noncontrolling interests	(251)	(1,834)	5,717
Net income attributable to redeemable noncontrolling interests	(16,113)	(2,233)	—
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(416,678)	$95,999	$(6,075)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,736)	(74,467)	(69,801)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(491,414)	$21,532	$(75,876)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$(4.01)	$0.18	$(0.62)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579
`
The accompanying notes are an integral part of these consolidated financial statements.
5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(400,314)	$100,066	$(11,792)
Other comprehensive income (loss):
Decrease (increase) in benefit plan liability	(934)	(9,370)	1,543
Total Comprehensive income (loss)	(401,248)	90,696	(10,249)
Comprehensive (income) loss attributable to noncontrolling interests	(251)	(1,834)	5,717
Comprehensive income attributable to redeemable noncontrolling interests	(16,113)	(2,233)	—
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(417,612)	$86,629	$(4,532)
The accompanying notes are an integral part of these consolidated financial statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners' Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
December 31, 2017	122,579	$2,026,147	$(8,079)	$(604)	$2,017,464
Impact of adoption of ASC 606	—	(3,550)	—	—	(3,550)
Partners’ capital, January 1, 2018	122,579	2,022,597	(8,079)	(604)	2,013,914
Net loss	—	(6,075)	(5,717)	—	(11,792)
Cash distributions to partners, net	—	(257,416)	—	—	(257,416)
Cash contributions from noncontrolling interests	—	—	2,592	—	2,592
Other comprehensive income	—	—	—	1,543	1,543
Distributions to preferred unitholders	—	(68,307)	—	—	(68,307)
December 31, 2018	122,579	1,690,799	(11,204)	939	1,680,534
Net income	—	95,999	1,834	—	97,833
Cash distributions to partners, net	—	(269,674)	—	—	(269,674)
Cash contributions from noncontrolling interests	—	—	5,652	—	5,652
Other comprehensive loss	—	—	—	(9,370)	(9,370)
Distributions to preferred unitholders	—	(73,804)	—	—	(73,804)
December 31, 2019	122,579	1,443,320	(3,718)	(8,431)	1,431,171
Net loss	—	(416,678)	251	—	(416,427)
Cash distributions to partners, net	—	(122,580)	—	—	(122,580)
Cash contributions from noncontrolling interests	—	—	2,354	—	2,354
Other comprehensive loss	—	—	—	(934)	(934)
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
The accompanying notes are an integral part of these consolidated financial statements.

7

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(400,314)	$100,066	$(11,792)
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	295,322	319,806	313,190
Loss (gain) on sale of assets	22,045	—	(42,264)
Impairment expense	280,826	—	126,282
Amortization and write-off of debt issuance costs and premium or discount	22,610	10,766	12,165
Amortization of unearned income and initial direct costs on direct financing leases	(8,847)	(12,247)	(13,035)
Payments received under direct financing leases	56,837	20,668	20,668
Equity in earnings of investments in equity investees	(64,019)	(56,484)	(43,626)
Cash distributions of earnings of equity investees	63,721	56,081	42,735
Non-cash effect of long-term incentive compensation plans	(3,693)	8,496	3,941
Deferred and other tax benefits	512	65	663
Cancellation of debt income	(27,302)	—	—
Unrealized (gains) losses on derivative transactions	1,191	12,586	(11,795)
Other, net	19,229	(6,418)	(4,941)
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 15)	38,627	(71,098)	(2,152)
Net cash provided by operating activities	296,745	382,287	390,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(144,133)	(163,248)	(195,367)
Cash distributions received from equity investees—return of investment	17,340	21,250	28,979
Investments in equity investees	—	—	(3,018)
Proceeds from asset sales	23,037	1,187	310,099
Net cash used in (provided by) investing activities	(103,756)	(140,811)	140,693
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,023,000	815,100	980,700
Repayments on senior secured credit facility	(1,338,600)	(825,900)	(1,109,800)
Proceeds from issuance of senior unsecured notes (Note 10)	1,500,000	—	—
Net proceeds from issuance of preferred units (Note 11)	—	122,900	—
Repayment of senior unsecured notes (Note 10)	(1,185,096)	—	(145,170)
Debt issuance costs	(26,680)	—	(242)
Contributions from noncontrolling interests	2,354	5,652	2,592
Distributions to Class A Convertible Preferred unitholders (Note 11)	(74,736)	(43,506)	—
Distributions to common unitholders (Note 11)	(122,580)	(269,674)	(257,416)
Other, net	(38)	57	(137)
Net cash provided used in financing activities	(222,376)	(195,371)	(529,473)
Net increase (decrease) in cash and cash equivalents and restricted cash	(29,387)	46,105	1,259
Cash and cash equivalents and restricted cash at beginning of period	56,405	10,300	9,041
Cash and cash equivalents and restricted cash at end of period	$27,018	$56,405	$10,300
The accompanying notes are an integral part of these consolidated financial statements.
8

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
    We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf Coast region of the United States, Wyoming, and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprise and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, and selling business based on Wyoming (our "Alkali Business"), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
    We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes processing of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced "nash");
•Onshore facilities and transportation, which include terminaling, blending, storing, marketing, and transporting crude oil and petroleum products; and
•Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America
Covid-19 and Market Update
    In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. Our operations, which fall within the energy, mining and transportation sectors, are considered critical and essential by the Department of Homeland Security's Cybersecurity and Infrastructure Security Agency and we have continued to operate our assets during this pandemic.
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
Covid-19 has caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Additionally, actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other oil exporting nations beginning in early March 2020 caused additional significant declines and volatility in the price of oil and gas. These low and volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from Covid-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted beginning in the second quarter of 2020. As a result of lower current demand and the outlook for our crude-by-rail logistics assets, and rail becoming an uneconomic means of transportation for producers to get crude oil to their refineries, we identified a triggering event and subsequently recognized a non-cash impairment charge associated with these assets in our onshore facilities and transportation segment during 2020 ( See Note 7 for additional discussion). In response to the pandemic and as part of our overall cost savings strategy, we recorded a one-time charge of approximately $13 million associated with restructuring and severance expenses incurred during the period.
As we closed out the year, we believe we have begun to see a slight recovery in demand as certain regions of the United States and the world slowly begin their re-opening phases. Specifically, in our sodium minerals and sulfur services operating segment, domestic and ANSAC volume demand and NaHS demand in South America have shown signs of recovery which we expect to continue into 2021.
In addition to Covid-19, we experienced several major weather disruptions, including Tropical Storm Cristobal and Hurricanes Laura, Marco, Delta and Zeta, which caused significant downtime and damage to certain of our assets in the Gulf of Mexico causing an increase to our operating costs in our offshore pipeline transportation segment.
9

We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in further impairment charges that could be material to our results of operations.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
    The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2020 and 2019 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2020, 2019 and 2018. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
    Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
    We participate in several joint ventures, including, in our offshore pipeline transportation segment, a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (or "Poseidon"), a 25.7% interest in Neptune Pipeline Company, LLC, a 29% interest in Odyssey Pipeline L.L.C. (or "Odyssey"), and a 26.8% interest in Paloma Pipeline Company (or "Paloma"). We account for our investments in these joint ventures by the equity method of accounting. See Note 8.
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
Restricted Cash
    Our restricted cash balance represents cash held to be used for purposes of our Granger expansion project (the "Granger Optimization Project"), as well as a minimum working capital balance we are required to maintain at our unrestricted subsidiary level under contractual agreement and is classified as current on our Consolidated Balance Sheets (Note 11).
Accounts Receivable
    We review our outstanding accounts receivable balances on a regular basis and record an allowance for amounts that we expect will not be fully recovered. An allowance for credit losses is determined based upon historical collectability trends, recoveries, historical write-offs, and current market data for the Partnership’s customers. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted.
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
10

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
Asset Retirement Obligations
    Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 7.
Lease Accounting
    We enter into operating lease contracts for the right to utilize certain transportation equipment, facilities and equipment, and office space from third parties. For contracts that contain a lease and extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our Consolidated Balance Sheet. The present value of each lease is based on the future minimum lease payments in accordance with ASC 842 and is determined by discounting these payments using an incremental borrowing rate. From time to time, we enter into agreements in which we are lessors of our property or equipment. For operating leases, revenue is recognized upon the satisfaction of the respective performance obligation. For direct finance leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction. The pipeline cost is not included in fixed assets. Refer to Note 4 for additional information.
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
11

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
Goodwill
    Goodwill represents the excess of purchase price over fair value of net assets acquired. We evaluate, and test if necessary, goodwill for impairment annually at October 1, and more frequently if indicators of impairment are present. During the evaluation, we may perform a qualitative assessment of relevant events and circumstances to determine the likelihood of goodwill impairment. If it is deemed more likely than not that the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not necessary. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. If the calculated fair value of the reporting unit exceeds its carrying value including associated goodwill amounts, no impairment charge is required. If the fair value of the reporting unit is less than its carrying value including associated goodwill amounts, the goodwill of that reporting unit is considered to be impaired and a charge to earnings must be recorded. The impact to earnings is the excess amount of carrying value over fair value, however the charge is not to exceed the total amount of goodwill allocated to the reporting unit under evaluation. See Note 9 for further information.
Environmental Liabilities
    We provide for the estimated costs of environmental contingencies when liabilities are probable to occur and a reasonable estimate of the associated costs can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.
Equity-Based Compensation
    Our phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units outstanding at December 31, 2020 include only service-based awards issued to our directors. See Note 16 for more information.
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
12

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
Derivative Instruments and Hedging Activities
    When we hold inventory positions in crude oil and petroleum products, we use derivative instruments to hedge exposure to price risk. Derivative transactions, which can include forward contracts and futures positions on the NYMEX, are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (Los) (“AOCI”) and reclassified into earnings when the underlying position affects earnings.
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
Recent and Proposed Accounting Pronouncements
    We have adopted guidance under ASC Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as of January 1, 2020. The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to our consolidated financial statements as of the adoption date and for the year ended December 31, 2020.
During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X to go in effect January 4, 2021. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. As permitted by the amendment, we have early adopted the amendment and included the required summarized financial information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
    We have adopted guidance under ASC Topic 606, Revenue from Contracts with Customers, and all related ASUs (collectively "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of adoption. Refer to Note 3 for further details.
13

    We have adopted guidance under ASC Topic 842, Lease Accounting ("ASC 842"), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients, which among other things, allows us to carry over previous lease conclusions reached under ASC 840. Refer to Note 4 for further details.
    In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). ASU 2017-07 requires employers to separate the service cost component from the other components of net benefit cost in the period. The new standard requires the other components of net benefit costs (excluding service costs), be reclassified to "Other expense" from "General and administrative." We adopted this standard as of January 1, 2018. This standard is applied retrospectively. The effect was not material to our financial statements for any of the years presented.

3. Revenue Recognition
Revenue from Contracts with Customers
    The following table reflects the disaggregation of our revenues by major category for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively:

	Year Ended December 31, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$237,146	$—	$210,258	$106,092	$553,496
Product Sales	—	789,307	—	393,390	1,182,697
Refinery Services	—	88,462	—	—	88,462
	$237,146	$877,769	$210,258	$499,482	$1,824,655

	Year Ended December 31, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$318,116	$—	$235,645	$160,431	$714,192
Product Sales	—	1,023,667	—	660,641	1,684,308
Refinery Services	—	82,320	—	—	82,320
	$318,116	$1,105,987	$235,645	$821,072	$2,480,820

	Year Ended December 31, 2018
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$284,544	$—	$219,937	$156,266	$660,747
Product Sales	—	1,071,634	—	1,077,589	2,149,223
Refinery Services	—	102,800	—	—	102,800
	$284,544	$1,174,434	$219,937	$1,233,855	$2,912,770

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
Contract Assets and Liabilities
    The table below depicts our contract asset and liability balances at December 31, 2020 and December 31, 2019:

	Contract Assets	Contract Assets	Contract Liabilities	Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2019	$21,912	$54,232	$2,896	$23,170
Balance at December 31, 2020	36,500	12,065	2,988	19,834

    $3.2 million and $2.0 million that were previously classified as a contract liability at the beginning of the period was recognized as revenue for the years ended December 31, 2020 and 2019, respectively.

Transaction Price Allocations to Remaining Performance Obligations
    We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2020. However, ASC 606 provides the following practical expedients and exemptions that we utilized:

1)Performance obligations that are part of a contract with an expected duration of one year or less;

2)Revenue recognized from the satisfaction of performance obligations where we have a right to consideration in an amount that corresponds directly with the value provided to customers; and

3)Contracts that contain variable consideration, such as index-based pricing or variable volumes, that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that is part of a series.

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

    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
2021	$64,064	$22,271
2022	75,623	4,703
2023	63,982	—
2024	56,326	—
2025	60,311	—
Thereafter	97,761	—
Total	$418,067	$26,974

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
    As a lessee, we do not have any finance leases and none of our leases contain material residual value guarantees or material restrictive covenants. In addition, most of our leases do not provide an implicit rate, and as such, we determined our incremental borrowing rate based on the information available at the inception of the lease in determining the present value of lease payments.
Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within Right of Use Assets, net on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within Accrued liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2020 and December 31, 2019.

Leases	Classification	Financial Statement Caption	December 31, 2020	December 31, 2019
Assets
	Transportation Equipment	Right of Use Assets, net	$88,038	$98,588
	Office Space & Equipment	Right of Use Assets, net	7,489	11,085
	Facilities and Equipment	Right of Use Assets, net	58,398	67,398
Total Right of Use Assets, net			$153,925	$177,071
Liabilities
Current		Accrued liabilities	23,348	28,406
Non-Current		Other long-term liabilities	131,623	144,910
Total Lease Liability			$154,971	$173,316

    Our Right of Use Assets, net balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our cease-use provision for railcars no longer in use.
    We recorded total operating lease expense of $30.2 million, $27.2 million, and $30.8 million for the years ended December 31, 2020, 2019, and 2018. The total operating lease expense is net of the variable railcar mileage credits we receive in our Alkali Business of $18.4 million, $24.8 million, and $26.2 million for the years ended December 31, 2020, 2019, and 2018. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
    The maturities of our operating lease liabilities as of December 31, 2020 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2021	$23,226	$3,100	$6,871	$33,197
2022	19,988	2,472	5,558	28,018
2023	18,992	697	5,504	25,193
2024	17,978	708	4,980	23,666
2025	10,973	655	5,016	16,644
Thereafter	16,678	1,071	125,376	143,125
Total Lease Payments	107,835	8,703	153,305	269,843
Less: Interest	(17,993)	(1,042)	(95,837)	(114,872)
Present value of operating lease liabilities	$89,842	$7,661	$57,468	$154,971

    The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	13.10 years	12.53 years
Weighted-average discount rate	7.68%	7.61%

    The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$41,308	$44,046
Leased assets obtained in exchange for new operating lease liabilities (1)	8,035	198,389
(1) 2019 is inclusive of our transition adjustment as of January 1, 2019.

Lessor Arrangements
    We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
    During the years ended December 31, 2020, 2019, and 2018, we acted as a lessor in our revenue contracts associated with our Free State pipeline system, included in our onshore facilities and transportation segment, and the M/T American Phoenix, included in our marine transportation segment. Revenues associated with these contracts were recorded within their respective segment's revenue in the Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the years ended December 31, 2020, 2019, and 2018, respectively:
19

	Year Ended December 31,
	2020	2019	2018
M/T American Phoenix	$24,116	$27,010	26,959
Free State Pipeline(1)	5,234	6,090	6,586
(1) We sold the Free State pipeline to a subsidiary of Denbury Inc. on October 30, 2020. The 2020 revenues presented above reflect operations through October 29, 2020 as that was the last date the asset operated under our ownership.

Direct Finance Lease
    We formerly held a direct finance lease of the Northeast Jackson Dome ("NEJD") Pipeline. Under the terms of the agreement, we were paid a quarterly payment, which commenced in August 3, 2008. These payments were fixed at approximately $5.2 million per quarter during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028, we would convey all of our interest in the NEJD Pipeline to the lessee for a nominal payment. During the third quarter of 2020, our customer, a subsidiary of Denbury, Inc., defaulted under the agreement and we exercised a letter of credit we had issued to us as beneficiary and collected approximately $41 million in accelerated principal payments. On October 30, 2020 we executed an agreement with our customer to accelerate the remaining principal payments on the NEJD direct financing lease. As of December 31, 2020, we have an outstanding receivable (included within "Accounts receivable- trade, net" on the Consolidated Balance Sheets) of $70.0 million from Denbury for the remaining payments due in 2021 per the agreement. Additionally as part of this agreement, we transferred to it the ownership of all of our CO2 assets, inclusive of the Free State pipeline system, noted previously.
The present value of our lease receivables for our direct finance lease as of December 31, 2019 includes a current portion of $9.3 million, which is recorded in other current assets on the Consolidated Balance Sheets.

5. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2020	2019
Accounts receivable - trade	$398,723	$418,064
Allowance for credit losses	(6,258)	(1,062)
Accounts receivable - trade, net	$392,465	$417,002
The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2020	2019	2018
Balance at beginning of period	$1,062	$7,393	$8,468
Charged to costs and expenses, net of recoveries	5,504	(5,572)	31
Amounts written off	(308)	(759)	(1,106)
Balance at end of period	$6,258	$1,062	$7,393
20

6. Inventories
    The major components of inventories were as follows:

	December 31,
	2020	2019
Petroleum products	$5,840	$2,721
Crude oil	37,661	5,271
Caustic soda	5,167	5,965
NaHS	9,101	10,845
Raw materials - Alkali Operations	7,120	6,238
Work-in-process - Alkali Operations	9,355	8,579
Finished goods, net - Alkali Operations	13,002	14,168
Materials and supplies, net - Alkali Operations	12,631	11,350
Total	$99,877	$65,137
    Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were recorded below cost by $5.0 million as of December 31, 2020, therefore we reduced the value of inventory in our Consolidated Financial Statements by this amount. There was no such adjustment as of December 31, 2019.
    Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
    Fixed assets consisted of the following:

	December 31,
	2020	2019
Crude oil pipelines and natural gas pipelines and related assets	$2,811,030	$2,891,489
Alkali facilities, machinery, and equipment	622,598	591,547
Onshore facilities, machinery, and equipment	267,810	640,376
Transportation equipment	19,470	19,864
Marine vessels	998,553	979,171
Land, buildings and improvements	219,382	238,451
Office equipment, furniture and fixtures	22,001	22,645
Construction in progress	170,740	115,162
Other	41,891	41,891
Fixed assets, at cost	5,173,475	5,540,596
Less: Accumulated depreciation	(1,322,141)	(1,246,121)
Net fixed assets	$3,851,334	$4,294,475
Mineral Leaseholds
Our Mineral Leaseholds, relating to our acquired Alkali Business, consist of the following:

	December 31, 2020	December 31, 2019
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(13,444)	(10,194)
Mineral leaseholds, net	$552,575	$555,825

21

    Depreciation expense was $276.4 million, $295.6 million and $286.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Depletion expense was $3.2 million, $4.7 million, and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Asset Sales and Divestitures
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to it the ownership of our remaining CO2 assets, including the NEJD and Free State pipelines, included within our onshore facilities and transportation segment. As a part of the agreement, we will receive total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreements, and the remaining $70 million will be paid in equal installments in each quarter during 2021. We recorded a loss of $22 million, which represents the difference between the proceeds and the net book value of the assets transferred, and is recorded within loss (gain) on sale of assets on the Consolidated Statements of Operations for the year ended December 31, 2020.
On October 11, 2018, we completed the divestiture of our Powder River Basin midstream assets, included in our onshore facilities and transportation segment, and received total net proceeds of approximately $300 million. This sale resulted in a gain of $38.9 million recorded in loss (gain) on sale of assets in the Consolidated Statements of Operations for the year ended December 31, 2018. Additionally, we recorded an impairment expense of $21.2 million on our remaining non-core midstream assets in the Powder River Basin as the carrying value exceeded the fair value in the current market at December 31, 2018. We divested these assets during the fourth quarter of 2019.

Impairment Expense
During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation became uneconomic for producers and the current demand and outlook for our rail logistics assets declined. Due to this, we identified a triggering event that required us to perform an impairment test. For our recoverability test, we utilized management's estimates, including current contractual commitments, for our future cash inflows, and our costs and expenses were determined based on the estimated fixed and variable requirements to operate and maintain the related assets. As our rail logistics asset groups did not pass the initial recoverability assessment, we subsequently performed a fair value calculation using a discounted cash flow model under the income approach. As a result of this test, we recognized impairment expense of approximately $277 million associated with the rail logistics assets in our onshore facilities and transportation segment, as the carrying value of our assets exceeded the estimated realizable value, including approximately $272 million of net fixed assets and approximately $5 million of right of use assets, net on the Condensed Consolidated Balance Sheet. The fair value estimates used in the long-lived asset test were primarily based on level 3 inputs of the fair value hierarchy.
In addition to this, we recognized impairment expense of $3.3 million during the third quarter of 2020 primarily associated with the full write-down of a non-core gas platform in our offshore transportation segment due to it not having a future use for our operations.
    During 2018, we recorded impairment expense of $82.0 million associated with certain of our non-core offshore gas assets in the Gulf of Mexico due to a change in contractual arrangements. Included in this amount is the acceleration in timing of the abandonment of one of our offshore hub platforms and pipelines and the write-off of its associated asset retirement obligation assets. The fair value of our assets was determined based on present value techniques.
22

Asset Retirement Obligations
    We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. For any AROs acquired, we record AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2018	$239,865
Accretion expense	9,402
Revisions in timing and estimated costs of AROs	(20,529)
Settlements	(53,657)
December 31, 2019	175,081
Accretion expense	9,131
Revisions in timing and estimated costs of AROs	5,792
Settlements	(13,152)
December 31, 2020	$176,852
    At December 31, 2020 and December 31, 2019, $14.7 million and $26.6 million are included as current in "Accrued liabilities" on our Consolidated Balance Sheets, respectively. Revisions in timing and estimated costs during 2020 and 2019 are primarily attributable to the accelerated timing and revised costs associated with the abandonment of certain of our non-core offshore gas assets in the Gulf of Mexico. As there are significant judgements involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates. The remainder of the ARO liability at each period is included in "Other long-term liabilities" on our Consolidated Balance Sheet.
    With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2021	$10,058
2022	$9,384
2023	$9,128
2024	$9,783
2025	$10,487
    Certain of our unconsolidated affiliates have AROs recorded at December 31, 2020 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Consolidated Financial Statements.
8. Equity Investees
    We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2020 and 2019, the unamortized differences in carrying value totaled $335.4 million and $350.9 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees.

	Year Ended December 31,
	2020	2019	2018
Genesis’ share of operating earnings	$79,510	$71,975	$59,255
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,491)	(15,491)	(15,629)
Net equity in earnings	$64,019	$56,484	$43,626
Distributions received	$81,061	$77,331	$71,714

23

    The following tables present the combined balance sheet information for the last two years and income statement data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2020	2019
BALANCE SHEET DATA:
Assets
Current assets	$42,565	$44,129
Fixed assets, net	299,315	321,752
Other assets	25,654	16,739
Total assets	$367,534	$382,620
Liabilities and equity
Current liabilities	$13,411	$20,081
Other liabilities	248,857	252,331
Equity	105,266	110,208
Total liabilities and equity	$367,534	$382,620

	Year Ended December 31,
	2020	2019	2018
INCOME STATEMENT DATA:
Revenues	$214,687	$209,674	$180,056
Operating Income	$153,640	$155,920	$129,160
Net Income	$147,560	$139,436	$115,669

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

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
    The following table reflects the components of intangible assets being amortized at December 31, 2020 and 2019:

		December 31, 2020			December 31, 2019
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles(1)	20	$800	$571	$229	$27,800	$23,033	$4,767
Offshore pipeline contract intangibles	19	158,101	45,073	113,028	158,101	36,752	121,349
Other	9	29,244	13,759	15,485	34,291	21,480	12,811
Total		$188,145	$59,403	$128,742	$220,192	$81,265	$138,927
(1) The marine contract intangible associated with the M/T American Phoenix became fully amortized and retired as of September 30, 2020.
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
24

Amortization expense on intangible assets was $15.5 million, $18.7 million and $21.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
    The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2021	2022	2023	2024	2025
Marine contract intangibles	$37	$35	$34	$33	$31
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	2,595	2,438	2,171	1,857	1,691
Total	$10,953	$10,794	$10,526	$10,211	$10,043

Goodwill
    The carrying amount of goodwill in our sodium minerals and sulfur services segment was $301.9 million at December 31, 2020 and 2019. During 2018, we recognized a goodwill impairment loss of $23.1 million related to our onshore facilities and transportation segment during the period. The goodwill impairment was specifically related to our supply and logistics reporting unit, that primarily includes our legacy crude oil and refined products marketing and trucking businesses. Due to our efforts to rightsize these businesses, along with the volatility of crude oil prices and the impact this volatility has on the availability of crude oil and heavy refined products for us to market, the fair value of the reporting unit was determined to be lower than the carrying value of the reporting unit, including goodwill. The fair value was derived using a discounted cash flow present value technique.
Other Assets
    Other assets consisted of the following:

	December 31,
	2020	2019
Deferred marine charges, net (1)	$20,714	$24,098
Long-term contract assets (2)	12,065	54,232
Other deferred costs (3)	13,068	15,755
Other assets, net of amortization	$45,847	$94,085
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2)
(2)    See Revenue Recognition (Note 3) for discussion on the circumstances that result in the recognition of contract assets.
(3)    Includes unamortized debt issuance costs associated with our senior secured credit facility, which were $5.8 million and $7.6 million as of December 31, 2020 and December 31, 2019, respectively. (Note 10)
10. Debt
    At December 31, 2020 and 2019, our obligations under debt arrangements consisted of the following:

	December 31, 2020			December 31, 2019
	Principal	Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$643,700	$—	$643,700	$959,300	$—	$959,300
6.750% senior unsecured notes due 2022	—	—	—	750,000	9,349	740,651
6.000% senior unsecured notes due 2023	80,859	504	80,355	400,000	3,557	396,443
5.625% senior unsecured notes due 2024	341,135	2,963	338,172	350,000	3,923	346,077
6.500% senior unsecured notes due 2025	534,834	5,639	529,195	550,000	7,020	542,980
6.250% senior unsecured notes due 2026	359,799	4,189	355,610	450,000	6,214	443,786
8.000% senior unsecured notes due 2027	750,000	13,022	736,978	—	—	—
7.750% senior unsecured notes due 2028	720,975	11,269	709,706	—	—	—
Total long-term debt	$3,431,302	$37,586	$3,393,716	$3,459,300	$30,063	$3,429,237
25

(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Consolidated Balance Sheets) were $5.8 million and $7.6 million as of December 31, 2020 and December 31, 2019, respectively.
Senior Secured Credit Facility
The key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.75% to 3.50% on Eurodollar borrowings and from 0.75% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2020, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Eurodollar rate borrowings.
•Letter of credit fees range from 1.75% to 3.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At December 31, 2020, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio (0.50% at December 31, 2020).
•Our credit facility contains a $300 million accordion feature, giving us the ability to expand the size of the facility up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
    Our credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit facility, we are required to meet three primary financial metrics—a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material acquisitions. In general, our leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit facility). On March 25, 2020, we amended our credit agreement. This amendment, among other things, (i) sets the maximum Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) at 3.25 to 1.00 throughout the remaining term of the facility, and (ii) allows us to purchase certain of our outstanding senior unsecured notes, subject to certain customary conditions. On July 24, 2020, we further amended our credit agreement. This amendment increased our Consolidated Leverage Ratio from 5.50X to 5.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 5.50X for the remaining term of the agreement. Additionally, it decreases our Consolidated Interest Coverage Ratio from 3.0X to 2.75X from September 30, 2020 through March 31, 2021, after which time it reverts back to 3.0X for the remaining term of the agreement.
    At December 31, 2020, we had $643.7 million borrowed under our credit facility, with $34.4 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $200 million of the capacity to be used for letters of credit, of which $1.1 million was outstanding at December 31, 2020. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of May 9, 2022. The total amount available for borrowings under our credit facility at December 31, 2020 was $1,055.2 million, subject to compliance with our covenants. Our credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
As a result of our two unsecured notes refinancings completed in 2020 and terming out our senior secured credit facility by approximately $350 million with longer-term, higher coupon fixed rate debt, it is likely that we will not remain in full compliance with the interest coverage ratio in our existing senior secured credit facility. However, we believe it is highly probable that we will obtain an amendment or waiver to our existing facility that would enable us to meet all covenants for the twelve-month period following the issuance of our financial statements included in this report. We are currently in discussions with our lenders to amend and extend our senior secured credit facility, which would contain provisions, among others, to give us additional flexibility on our covenants and extended tenor. Management expects to close such new facility with our senior secured lenders in the first or second quarter of 2021. However, if we are unsuccessful in amending and/or extending the facility, we would have to obtain alternative financing or take strategic actions.
As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis
Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor
Subsidiaries except, in the case of Alkali Holdings (as defined below) and Genesis Energy, L.P., to the extent agreed to in the
26

services agreement between the Partnership and Alkali Holdings dated as of September 23, 2019.
Senior Unsecured Notes

    On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes due June 15, 2024 (the "2024 Notes"). Our 2024 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year with the initial interest payment due December 15, 2014. Our 2024 Notes mature on June 15, 2024. The net proceeds were used to repay borrowings under our credit facility and for general partnership purposes.

    On May 21, 2015, we issued $400 million in aggregate principal amount of 6.00% senior unsecured notes due May 15, 2023 (the "2023 Notes"). Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. Our 2023 Notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. On December 17, 2020, $308.8 million of these notes were validly tendered and repaid upon the issuance of our $750.0 million unsecured notes due in 2027 (the "2027 Notes"), as discussed below. We incurred a loss of approximately $8.2 million relating to the tender of our 2023 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs, which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020. On January 19, 2021 we redeemed the remaining $80.9 million of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes.
    On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due August 1, 2022 (the "2022 Notes"). Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. Our 2022 Notes mature on August 1, 2022. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition. On January 16, 2020, $554.8 million of these notes were validly tendered and repaid upon the issuance of our $750 million unsecured notes due in 2028 (the "2028 Notes"), as discussed below. On February 16, 2020, the remaining $222.1 million of the remaining 2022 notes were redeemed. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020.
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
On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% 2028 Notes (the "2028 Notes"). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $736.7 million net of issuance costs incurred. Our 2028 Notes mature on February 15, 2028. We used $554.8 million of the net proceeds to redeem the portion of the 6.75% 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% 2027 Notes due on January 15, 2027 (the "2027 Notes"). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. That issuance generated net proceeds of approximately $737 million net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. We incurred a loss of approximately $8.2 million relating to the tender of our 2023 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs, which is recorded as "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020.
27

During the year ended December 31, 2020, we repurchased $153.6 million of certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $27.3 million. This is recorded within "Other income (expense)" in our Consolidated Statements of Operations for the year ended December 31, 2020.
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

	2023 Notes(1)	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2028 Notes
Redemption right beginning on	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	May 15, 2018	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
(1) Refer to Note 23 for discussion surrounding our redemption of our 2023 Notes during the first quarter of 2021.
    Guarantees of our 2023, 2024, 2025, 2026, 2027 and 2028 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
Covenants and Compliance
    Our credit agreement and the indentures governing the senior notes contain cross-default provisions. Our credit documents prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, those agreements contain various covenants limiting our ability to, among other things:
•incur indebtedness if certain financial ratios are not maintained;
•grant liens;
•engage in sale-leaseback transactions; and
•sell substantially all of our assets or enter into a merger or consolidation.
    A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2020, we were in compliance with the financial covenants contained in our credit facility and indentures.
11. Partners’ Capital, Mezzanine Equity and Distributions
    At December 31, 2020, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At December 31, 2020, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
Distributions
    Generally, we will distribute 100% of our available cash (as defined by our partnership agreement) within 45 days after the end of each quarter to common unitholders of record. Available cash generally means, for each fiscal quarter, all cash on hand at the end of the quarter:
•less the amount of cash reserves that our general partner determines in its reasonable discretion is necessary or appropriate to:
•provide for the proper conduct of our business;
28

•comply with applicable law, any of our debt instruments, or other agreements; or
•provide funds for distributions to our common and preferred unitholders for any one or more of the next four quarters;
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
We paid common unitholders distributions in 2021, 2020 and 2019 as follows:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2018
4th Quarter	February 14, 2019	$0.5500	$67,419
2019
1st Quarter	May 15, 2019	$0.5500	$67,419
2nd Quarter	August 14, 2019	$0.5500	$67,419
3rd Quarter	November 14, 2019	$0.5500	$67,419
4th Quarter	February 14, 2020	$0.5500	$67,419
2020
1st Quarter	May 15, 2020	$0.1500	$18,387
2nd Quarter	August 14, 2020	$0.1500	$18,387
3rd Quarter	November 13, 2020	$0.1500	$18,387
4th Quarter	February 12, 2021	$0.1500	$18,387

Equity Issuances and Contributions
    Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs. We did not issue any common units during the periods presented.

Class A Convertible Preferred Units
        On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our Class A Convertible Preferred Units. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
    Each of our Class A Convertible Preferred Units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. We elected to pay all distributions from inception through March 1, 2019 with additional Class A Convertible Preferred Units. For the quarter ended March 31, 2019, we paid a portion of our distribution in cash, and a portion in Class A Convertible Preferred Units. For each quarter ending after March 1, 2019, we paid all distribution amounts in respect of our Class A Convertible Preferred Units in cash.
    From time to time after September 1, 2020, we will have the right to cause the conversion of all or a portion of outstanding Class A Convertible Preferred Units into our common units, subject to certain conditions; provided, however, that we will not be permitted to convert more than 7,416,498 of our Class A Convertible Preferred Units in any consecutive twelve-month period. At any time after September 1, 2020, if we have fewer than 592,768 of our Class A Convertible Preferred Units outstanding, we will have the right to convert each outstanding Class A Convertible Preferred Unit into our common units at a conversion rate equal to the greater of (i) the then-applicable conversion rate and (ii) the quotient of (a) the Issue Price and (b)
29

95% of the volume-weighted average price of our common units for the 30-trading day period ending prior to the date that we notify the holders of our outstanding Class A Convertible Preferred Units of such conversion.
    Upon certain events involving certain changes of control in which more than 90% of the consideration payable to the holders of our common units is payable in cash, our Class A Convertible Preferred Units will automatically convert into common units at a conversion ratio equal to the greater of (a) the then applicable conversion rate and (b) the quotient of (i) the product of (A) the sum of (1) the Issue Price and (2) any accrued and accumulated but unpaid distributions on our Class A Convertible Preferred Units, and (B) a premium factor (ranging from 115% to 101% depending on when such transaction occurs) plus a prorated portion of unpaid partial distributions, and (ii) the volume weighted average price of the common units for the 30 trading days prior to the execution of definitive documentation relating to such change of control.
    In connection with other change of control events that do not meet the 90% cash consideration threshold described above, each holder of our Class A Convertible Preferred Units may elect to (a) convert all of its Class A Convertible Preferred Units into our common units at the then applicable conversion rate, (b) if we are not the surviving entity (or if we are the surviving entity, but our common units will cease to be listed), require us to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or if we are unable to cause such substantially equivalent securities to be issued, to convert its Class A Convertible Preferred Units into common units in accordance with clause (a) above or exchanged in accordance with clause (d) below or convert at a specified conversion rate), (c) if we are the surviving entity, continue to hold our Class A Convertible Preferred Units or (d) require us to exchange our Class A Convertible Preferred Units for cash or, if we so elect, our common units valued at 95% of the volume-weighted average price of our common units for the 30 consecutive trading days ending on the fifth trading day immediately preceding the closing date of such change of control, at a price per unit equal to the sum of (i) the product of (x) 101% and (y) the Issue Price plus (ii) accrued and accumulated but unpaid distributions and (iii) a prorated portion of unpaid partial distributions.
    For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a “Rate Reset Election”) to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. To become effective, the Rate Reset Election requires approval of holders of at least a majority of our then outstanding Class A Convertible Preferred Units and such majority must include each of our initial purchasers (or any affiliate to whom they have transferred their Class A Convertible Preferred Units) if such initial purchaser (including its affiliates) holds at least 25% of the then outstanding Class A Convertible Preferred Units.
    Upon the occurrence of a Rate Reset Election, we may redeem our Class A Convertible Preferred Units for cash, in whole or in part (subject to certain minimum value limitations) for an amount per preferred unit equal to such preferred unit’s liquidation value (equal to the Issue Price plus any accrued and accumulated but unpaid distributions, plus a prorated portion of certain unpaid partial distributions in respect of the immediately preceding quarter and the current quarter) multiplied by (i) 110%, prior to September 1, 2024, and (ii) 105% thereafter. Each holder of our Class A Convertible Preferred Units may elect to convert all or any portion of its Class A Convertible Preferred Units into common units initially on a one-for-one basis (subject to customary adjustments and an adjustment for accrued and accumulated but unpaid distributions and limitations) at any time after September 1, 2019 (or earlier upon a change of control, liquidation, dissolution or winding up), provided that any conversion is for at least $50 million or such lesser amount if such conversion relates to all of a holder’s remaining Class A Convertible Preferred Units or has otherwise been approved by us.
    If we fail to pay in full any preferred unit distribution amount after March 1, 2019 in respect of any two quarters, whether or not consecutive, then until we pay such distributions in full, we will not be permitted to (a) declare or make any distributions (subject to a limited exceptions for pro rata distributions on our Class A Convertible Preferred Units and parity securities), redemptions or repurchases of any of our limited partner interests that rank junior to or pari passu with our Class A Convertible Preferred Units with respect to rights upon distribution and/or liquidation (including our common units), or (b) issue any such junior or parity securities. If we fail to pay in full any preferred unit distribution after March 1, 2019 in respect of any two quarters, whether or not consecutive, then the preferred unit distribution amount will be reset to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to the then-current annualized distribution rate plus 200 basis points until such default is cured.
    In addition to their right to veto a Rate Reset Election under certain circumstances, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units; (ii) the right to purchase up to 50% of any parity securities on substantially the same terms offered to other purchasers for so long as an initial purchaser (including its affiliates) owns at least 11,124,747 of our Class A Convertible Preferred Units, and (iii) the right to appoint two directors to our general partner’s board of directors if
30

(and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive, attributable to any quarter ending after March 1, 2019.
    The Rate Reset Election of these Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. See further information in Note 18. The Class A Convertible Preferred Units themselves are classified as mezzanine capital on our Consolidated Balance Sheets.
    Accounting for the Class A Convertible Preferred Units
    Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheet. The Class A Convertible Preferred Units have been recorded at their issuance date fair value, net of issuance costs. Because our Class A Convertible Preferred Units are not currently redeemable and we do not have plans or expect any events which constitute a change of control in our partnership agreement, we present our Class A Convertible Preferred Units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our Class A Convertible Preferred Units.
    Preferred unit distributions are recognized on the date in which they are declared. Paid in kind distributions were declared and issued as follows:

Distribution Declared	Date Issued	Number of Units	Total Amount
2019
January 2019	February 14, 2019	534,576	$18,021
April 2019	May 15, 2019	364,180	$12,277
    We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019	$0.2458	$6,138
2nd Quarter	August 14, 2019	$0.7374	$18,684
3rd Quarter	November 14, 2019	$0.7374	$18,684
4th Quarter	February 14, 2020	$0.7374	$18,684
2020
1st Quarter	May 15, 2020	$0.7374	$18,684
2nd Quarter	August 14, 2020	$0.7374	$18,684
3rd Quarter	November 13, 2020	$0.7374	$18,684
4th Quarter	February 12, 2021	$0.7374	$18,684
    The following table shows the change in our Class A Convertible Preferred Units from December 31, 2018:

	Class A Convertible Preferred Units
	Units	$
Balance as of December 31, 2018	24,438,022	$761,466
Distributions paid-in-kind	898,756	30,298
Allocation of Distributions paid-kind to Preferred Distribution Rate Reset Election (Note 18)	—	(1,649)
Balance as of December 31, 2019	25,336,778	$790,115
All quarterly distributions subsequent to the first quarter of 2019 are payable in cash and as such there have been no changes to the number of Class A Convertible Preferred Units outstanding during 2020.
    Net income (loss) attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $74.7 million,
31

$74.5 million, and $69.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, as a result of distributions that accumulated during the period.
Redeemable Noncontrolling Interests
    On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing, and selling business, including its Granger facility near Green River, Wyoming, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively, "GSO") purchased $55,000,000 of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 of preferred units (or 350,000 preferred units) in Alkali Holdings. Alkali Holdings will use the net proceeds from the preferred units to fund up to 100% of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing near the end of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of GSO was increased to, subject to compliance with the covenants contained in the agreements with GSO, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2020, there are 141,249 Alkali Holdings preferred units outstanding.
    GSO has the right to a quarterly distribution equal to 10% per annum on the liquidation preference of each preferred unit. The liquidation preference is defined as one thousand dollars per preferred unit, plus any accrued and unpaid distributions (including as a result of any distributions paid in kind). Distributions are payable quarterly within 45 days after the end of the fiscal quarter. Distributions may be paid in-kind in lieu of cash distributions during the first 48 months following the September 23, 2019 initial closing date. Subsequent to the payment-in-kind period, all distributions must be paid in cash. In addition to the quarterly distributions paid to GSO, Alkali Holdings will distribute all of its distributable cash to the Partnership each quarter, which is equal to all cash and cash equivalents in the operating accounts of Alkali Holdings less cash reserves and a minimum $5 million cash balance to be maintained for working capital needs.
    From time to time after we have drawn at least 251,750,000, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date ("Base Preferred Return"). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least 251,750,000, and GSO is not a "defaulting member" under the LLC Agreement, the Sponsor has the right to a make-whole amount on the number of undrawn preferred units.
    GSO is obligated to purchase a minimum of 251,750,000 of preferred units unless certain customary closing conditions are not satisfied, including the existence of a triggering event or a material uncured breach of the Securities Purchase Agreement by Alkali Holdings. A triggering event would occur if Alkali Holdings fails to pay cash distributions subsequent to the paid-in-kind period, fails to redeem preferred units when required to by a change of control event, or if any preferred units remain outstanding on the six and a half year anniversary date, amongst other events. The preferred units must be redeemed, in whole or in part, following certain change of control events, fundamental changes, or the liquidation, winding up, or dissolution of Alkali Holdings and, as applicable, the Partnership. If such an event were to occur, the preferred units would rank senior to Alkali Holdings common units and any class or series of equity of Alkali Holdings established after the issuance of the preferred units.
    At any time following the six and a half year anniversary of the Securities Purchase Agreement, or following the occurrence of certain triggering events, if the preferred units issued and outstanding have not been redeemed in full for cash, GSO has the right to gain control of the board of Alkali Holdings and effectuate a monetization event using its reasonable good faith efforts to maximize the consideration received to the holders of our common units, including the sale of Alkali Holdings (including all of its equity or assets and all of its equity in its subsidiaries), the proceeds of which would first be used to redeem the preferred units at the Base Preferred Return prior to any distribution to us.
    Pursuant to the LLC Agreement, the Board of Managers (the "Board") for Alkali Holdings will consist of 5 managers, including 3 designated by the Partnership, 1 designated by GSO, and 1 independent manager. The independent manager is entitled to only attend Board meetings if the Board is required to vote on matters related to a bankruptcy of Alkali Holdings, and is permitted to only vote on such matters.
    See Item 7 for additional information regarding our non-Guarantor subsidiaries.
32

Accounting for Redeemable Noncontrolling Interests
    Classification
    The preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Consolidated Balance Sheet due to the redemption features for a change of control.
    Initial and Subsequent Measurement
    We recorded the preferred units at their issuance date fair value, net of issuance costs. The fair value as of December 31, 2020 represents the carrying amount based on the issued and outstanding preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2020 includes $16.1 million of adjustments, of which $13.8 million was allocated to the distribution paid in-kind on the outstanding preferred units and $2.3 million was attributable to redemption accretion value adjustments. Net Income Attributable to Genesis Energy, L.P. for the year ended December 31, 2019 includes $2.3 million of adjustments, of which $1.8 million was allocated to the distribution paid in-kind on the outstanding preferred units and $0.5 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the periods ended December 31, 2020 and December 31, 2019 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and these PIK distributions and is reduced by tax distributions, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units, paid to the unitholders. As of December 31, 2020, there are 141,249 Alkali Holdings preferred units outstanding.
    As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the preferred units.
If the preferred units were redeemed on the reporting date of December 31, 2020, the redemption amount would be equal to $194.8 million, which would be the multiple of invested capital metric applied to the preferred units outstanding plus the make-whole amount on the undrawn minimum preferred units.
    The following table shows the change in our redeemable noncontrolling interests from initial measurement at September 23, 2019 to December 31, 2020:

Year Ended December 31,
2020
Issuance of Preferred Units	$55,000
Issuance costs	(5,600)
Balance as of September 23, 2019	49,400
Issuance of preferred units, net of issuance costs	73,500
Distribution paid-in-kind	1,750
Redemption accretion	483
Balance as of December 31, 2019	125,133
Issuance of preferred units, net of issuance costs(1)	9,311
Distribution paid-in-kind	13,811
Redemption accretion	2,302
Tax distributions	(9,363)
Balance as of December 31, 2020	$141,194
    (1) During 2020, we issued 9,499 Alkali Holdings preferred units to GSO to satisfy the company's obligation to pay tax distributions.

12. Net Income (Loss) Per Common Unit
    Basic net income per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
    The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period
33

(beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2020, 2019, and 2018, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
    The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Net Income (Loss) Attributable to Genesis Energy L.P.	$(416,678)	$95,999	$(6,075)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,736)	(74,467)	(69,801)
Net Income (Loss) Available to Common Unitholders	$(491,414)	$21,532	$(75,876)

Weighted Average Outstanding Units	122,579	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$(4.01)	$0.18	$(0.62)

13. Business Segment Information
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
•Onshore facilities and transportation – terminaling, blending, storing, marketing, and transporting crude oil, and petroleum products (primarily fuel oil, asphalt, and other heavy refined products); and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
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
34

    Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2020
Segment Margin (a)	$270,078	$130,083	$147,254	$60,058	$607,473
Capital expenditures (b)	$13,323	$95,511	$4,133	$31,357	$144,324
Revenues:
External customers	$237,123	$886,078	$500,420	$201,034	$1,824,655
Intersegment (c)	23	(8,309)	(938)	9,224	$—
Total revenues of reportable segments	$237,146	$877,769	$499,482	$210,258	$1,824,655
Year Ended December 31, 2019
Segment Margin (a)	$320,023	$223,908	$111,412	$57,919	$713,262
Capital expenditures (b)	$17,809	$107,837	$6,576	$40,820	$173,042
Revenues:
External customers	$318,116	$1,113,623	$824,148	$224,933	$2,480,820
Intersegment (c)	—	(7,636)	(3,076)	10,712	$—
Total revenues of reportable segments	$318,116	$1,105,987	$821,072	$235,645	$2,480,820
Year Ended December 31, 2018
Segment Margin (a)	$285,014	$260,488	$119,918	$47,338	$712,758
Capital expenditures (b)	$4,703	$74,712	$51,110	$30,868	$161,393
Revenues:
External customers	$284,544	$1,181,578	$1,240,382	$206,266	$2,912,770
Intersegment (c)	—	(7,144)	(6,527)	13,671	$—
Total revenues of reportable segments	$284,544	$1,174,434	$1,233,855	$219,937	$2,912,770
    Total assets by reportable segment were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Offshore pipeline transportation	$2,187,083	$2,306,946	$2,359,013
Sodium minerals and sulfur services	1,962,146	2,019,905	1,844,845
Onshore facilities and transportation	1,035,662	1,457,190	1,431,910
Marine transportation	711,058	772,383	800,243
Other assets	37,670	41,217	43,060
Total consolidated assets	$5,933,619	$6,597,641	$6,479,071
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
35

    Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Year Ended December 31,
	2020	2019	2018
Total Segment Margin	$607,473	$713,262	$712,758
Corporate general and administrative expenses	(51,457)	(52,755)	(64,683)
Depreciation, depletion, amortization and accretion	(302,602)	(308,115)	(317,186)
Interest expense	(209,779)	(219,440)	(229,191)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(17,042)	(20,847)	(28,088)
Non-cash items not included in Segment Margin	(5,847)	(14,642)	9,698
Distributions from unrestricted subsidiaries not included in income (2)	(70,490)	(8,421)	(7,633)
Cancellation of debt income (Note 10)	27,302	—	—
Loss on extinguishment of debt (Note 10)	(31,730)	—	(3,339)
Differences in timing of cash receipts for certain contractual arrangements (3)	(40,848)	8,478	6,629
(Loss) gain on sales of assets (Note 7)	(22,045)	—	42,264
Non-cash provision for leased items no longer in use	(1,347)	1,367	476
Income tax expense	(1,327)	(655)	(1,498)
Redeemable noncontrolling interest redemption value adjustments(4)	(16,113)	(2,233)	—
Impairment expense (Note 7)	(280,826)	—	(126,282)
Net income (loss) attributable to Genesis Energy, L.P.	$(416,678)	$95,999	$(6,075)
(1)    Includes distributions attributable to the period and received during or promptly following such period.
(2)    2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement. 2019 and 2018 include cash payments received from our NEJD pipeline of $8.4 and $7.6 million not included in income, respectively.
(3)    Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(4)     Includes distributions paid in kind attributable to the period and accretion on the redemption feature.
14. Transactions with Related Parties
    Transactions with related parties were as follows:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Sales of CO2 to Sandhill Group, LLC (1)	$—	$—	$1,233
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC (2)	12,902	12,669	12,557
Revenues from product sales to ANSAC	236,408	367,133	373,606

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC (2)	960	975	994
Charges for services from ANSAC	2,460	4,446	5,284
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
36

Transactions with Unconsolidated Affiliates
Poseidon
    We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement . Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2020, 2019 and 2018 reflect $9.2 million, $8.9 million and $8.6 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2020, and 2019, Poseidon Oil Pipeline Company, LLC owed us $2.6 million and $2.4 million, respectively, for services rendered.
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
    ANSAC is considered a variable interest entity (VIE) as we do experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of December 31, 2020, such amount is not material to us.
    Net sales to ANSAC were $236.4 million, $367.1 million and $373.6 million for the years ended December 31, 2020, 2019 and 2018. The costs charged to us by ANSAC, included in operating costs, were $2.5 million, $4.4 million and $5.3 million for the years ended December 31, 2020, 2019 and 2018.
    As of December 31, 2020 and 2019, our receivables from and payables to ANSAC were:

	December 31	December 31
	2020	2019
Receivables:
ANSAC	$43,400	$68,075
Payables:
ANSAC	$470	$2,103

37

15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2020	2019	2018
(Increase) decrease in:
Accounts receivable	$88,116	$(80,126)	$130,573
Inventories	(34,740)	7,659	20,963
Deferred charges	24,590	4,093	(5,826)
Other current assets	1,188	(4,874)	9,337
Increase (decrease) in:
Accounts payable	(9,742)	81,915	(130,991)
Accrued liabilities	(30,785)	(79,765)	(26,208)
Net changes in components of operating assets and liabilities	$38,627	$(71,098)	$(2,152)
    Payments of interest and commitment fees were $200.6 million, $212.4 million and $228.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. We capitalized interest of $1.9 million, $3.7 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018.
    During the years ended December 31, 2020, 2019 and 2018, we paid taxes of $0.8 million, $0.8 million and $0.2 million.
    At December 31, 2020, 2019 and 2018, we had incurred liabilities for fixed and intangible asset additions totaling $29.1 million, $22.6 million and $9.4 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows.

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
    The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 Plan is adjusted to recognize changes in the estimated compensation cost and vesting. Management’s estimates of the fair value of these awards granted in 2020 are adjusted for assumptions about expected forfeitures of units prior to vesting. For our performance-based awards, our fair value estimates are weighted based on probabilities for each performance condition applicable to the award.
    During 2020, we granted 107,572 phantom units with tandem DERs at a weighted average grant fair value of $5.86 per unit. During 2019, we granted 29,606 phantom units with tandem DERs at a weighted average grant date fair value of $21.28 per unit. During 2018, we granted 28,484 phantom units with tandem DERs at a weighted average grant date fair value of $22.12 per unit. The phantom units granted for 2018, 2019, and 2020 were made only to directors. Awards to management and other key employees during 2018 and 2019 were made under the 2018 LTIP plan, and were not equity-based awards.
38

    A summary of our phantom unit activity for our service-based and performance-based awards is set forth below:

	Service-Based Awards			Performance-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2019	148,077	$27.85	$4,124	162,771	$32.02	$5,214
Granted	107,572	$5.86	630	—	$—	—
Forfeited	(244)	$32.43	(8)	(367)	$32.43	(12)
Settled	(89,743)	$32.24	(2,893)	(162,404)	$32.03	(5,202)
Unvested at December 31, 2020	165,662	$11.19	$1,853	—	$—	$—
    We recorded a credit of $1.0 million and a charge of $1.8 million to compensation expense for the years ended December 31, 2020 and 2019, respectively. Our liability for these awards totaled $1.1 million and $2.8 million at December 31, 2020 and 2019, respectively.

Equity-Based Compensation Plan Expense
    Equity-based compensation expense (credit) during the three years ended December 31, 2020 was as follows:

	Expense(Credit) Related to Equity-Based Compensation Plans
Consolidated Statement of Operations	2020	2019	2018
Onshore facilities and transportation operating costs	$(209)	$250	$140
Marine transportation operating costs	(51)	173	183
Sodium minerals and sulfur services operating costs	(115)	140	112
Offshore pipeline operating costs	(277)	269	297
General and administrative expenses	(333)	1,087	1,239
Total	$(985)	$1,919	$1,971

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
    In 2020 and 2019 our largest customer was ANSAC, which accounted for 13% and 15% of total consolidated revenues, respectively. As discussed in Note 14, we are a member of ANSAC, an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.
39

During 2020, 2019 and 2018, Shell Oil Company was one of our largest customers, which accounted for 6%, 8% and 11% of total revenues, respectively. The revenues from Shell Oil Company in all years relate primarily to our onshore facilities and transportation operations.

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
    At December 31, 2020, we had the following outstanding derivative commodity contracts that were entered into to economically hedge inventory or fixed price purchase commitments.
40

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	444	—
Weighted average contract price per bbl	$43.39	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	458	160
Weighted average contract price per bbl	$42.32	$39.08
Natural gas swaps:
Contract volumes (10,000 MMBTU)	136	—
Weighted average price differential per MMBTU	$0.25	—
Natural gas futures:
Contract volumes (10,000 MMBTU)	101	205
Weighted average contract price per MMBTU	$2.54	$2.53
Crude oil options:
Contract volumes (1,000 bbls)	41	23
Weighted average premium received/paid	$1.01	$1.21
Financial Statement Impacts
    The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in Other current assets (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories	Excess, if any, over effective portion of hedge is recorded in Onshore facilities and transportation costs - product costs
Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil and natural gas futures, forward contracts, swaps and call options	Volatility in crude oil, natural gas and petroleum products prices - effect on market value of inventory or purchase commitments	Derivative is recorded in Other current assets (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in Onshore facilities and transportation costs - product costs and Sodium minerals and sulfur services operating costs
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Preferred Units	Derivative is recorded in Other long-term liabilities	Entire amount of change in fair value of derivative is recorded in Other income (expense)
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

41

    The following tables reflect the estimated fair value gain (loss) position of our derivatives at December 31, 2020 and 2019:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2020	December 31, 2019
Asset Derivatives:
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$732	$207
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(732)	(207)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	616	1,382
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,022	$4
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(1,022)	(4)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other Long-Term Liabilities (2)	$(52,372)	$(51,515)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	—	—
Commodity derivatives—futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(2,114)	$(2,079)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	2,114	1,064
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$(1,015)
Commodity derivatives—futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,345)	$(50)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other (1)	3,073	50
Net amount of liabilities presented in the Consolidated Balance Sheets		$(272)	$—

(1)These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under Current Assets - Other.
(2)Refer to Note 11 and Note 19 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2020, we had a net broker receivable of approximately $3.4 million (consisting of initial margin
42

of $3.3 million increased by $0.1 million of variation margin).  As of December 31, 2019, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $0.8 million increased by $0.1 million of variation margin).  At December 31, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
    A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of the Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other Income (Expense) in our Consolidated Statement of Operations. At December 31, 2020, the fair value of this embedded derivative was a liability of $52.4 million. See Note 11 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Location	2020	2019	2018
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(14,454)	$(786)	$(544)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(5,475)	(7,790)	3,914
Total commodity derivatives		$(19,929)	$(8,576)	$3,370

Natural Gas Swaps	Sodium minerals and sulfur services operating costs	1,186	$1,941	$1,906

Preferred Distribution Rate Reset Election (Note 19)	Other income (expense)	$(857)	$(9,026)	$8,360
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
43

    Our assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels.
    The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,754	$616	$—	$211	$1,382	$—
Liabilities	$(5,459)	$—	$—	$(2,129)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(52,372)	$—	$—	$(51,515)

Rollforward of Level 3 Fair Value Measurements

    The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2018	$(40,840)
Net loss for the period including earnings	(9,026)
Allocation of Distribution Paid-in-kind	(1,649)
Balance as of December 31, 2019	(51,515)
Net loss for the period included in earnings	(857)
Balance as of December 31, 2020	$(52,372)

    Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2020.
    The fair value of embedded derivative feature is based on a valuation model that estimates the fair value of the convertible preferred units with and without a Rate Reset Election. This model contains inputs, including our common unit price, a ten year history of the dividend yield, default probabilities and timing estimates which involve management judgment. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. We report unrealized gains and losses associated with this embedded derivative in our Consolidated Statements of Operations as Other income (expense).
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
Other Fair Value Measurements
    We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2020 our senior unsecured notes had a carrying value of $2.8 billion and fair value of $2.7 billion, compared to a carrying value and fair value of $2.5 billion at December 31, 2019. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
44

20. Employee Benefit Plans
    We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We account for the Alkali Business pension plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheet. Under the Alkali Business pension plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant's years of service. During 2019, we completed collective bargaining negotiations with our union employees. As a result, the pension plan was amended to increase the future benefit rate and pension supplement amounts.
    The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheet are as follows:

	December 31,
	2020	2019
Change in benefit obligation:
Benefit Obligation, beginning of year	$42,291	$24,511
Service Cost	5,493	4,351
Interest Cost	1,469	1,340
Plan Amendment	—	6,569
Actuarial Loss	4,005	5,981
Benefits Paid	(748)	(461)
Benefit Obligation, end of year	52,510	42,291

Change in plan assets:
Fair Value of Plan Assets, beginning of year	24,051	15,716
Actual Return on Plan Assets	4,123	4,025
Employer Contributions	4,617	4,771
Benefits Paid	(748)	(461)
Fair Value of Plan assets, end of year	32,043	24,051
Funded Status at end of period	$(20,467)	$(18,240)
Amounts recognized in the Consolidated Balance Sheet:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(20,467)	(18,240)
Net Liability at end of year	$(20,467)	$(18,240)

Amounts recognized in accumulated other comprehensive loss:
Prior Service Cost	5,676	6,163
Net actuarial loss	3,689	2,268
Amounts recognized in accumulated other comprehensive loss:	$9,365	$8,431

45

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2021 Contributions by Employer	$3,905
Future Expected Benefit Payments
2021	$1,052
2022	1,307
2023	1,487
2024	1,647
2025	1,828
2026-2030	11,754

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2020	2019	2018
Service Cost	$5,493	$4,351	$5,153
Interest Cost	1,469	1,340	862
Expected Return on Assets	(1,539)	(1,252)	(973)
Amortization of Prior Service Cost	487	406	—
Total Net Periodic Benefit Costs	$5,910	$4,845	$5,042

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

Weighted average assumptions used to determine benefit obligation:	December 31, 2020	December 31, 2019
Discount Rate	3.06%	3.56%
Expected Long-term Rate of Return	5.47%	6.06%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 3.56%.

Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan, which was last amended in November 2020. The target allocation is designed based on the strategic objectives, spending policy and risk tolerance of the plan. Pension plan asset allocations at December 31, 2020 by asset category are as follows:
46

December 31, 2020
	Target %	Minimum	Maximum
Equity securities	67%	58%	76%
Fixed Income	20%	11%	29%
Alternative Investments	11%	2%	20%
Cash and Equivalents	2%	—%	7%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2020				2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32,043	$—	$—	$32,043	$1,311	$—	$—	$1,311
Equity securities	—	—	—	—	13,192	—	—	13,192
Mutual and other exchange traded funds	—	—	—	—	9,548	—	—	9,548
	$32,043	$—	$—	$32,043	$24,051	$—	$—	$24,051

As identified above, all of our plan assets as of December 31, 2020 were held in cash and equivalents. On January 1, 2021 we switched the trustee of our plan assets and the investment advisors for our plan assets, also modifying our investment advisor fiduciary services from a 3(21) to a 3(38) which allows the advisors more investment discretion. In order to prepare for this switch, we had to move our investments to cash and equivalents on December 31, 2020. Beginning in January 2021, we plan to align with our target allocations discussed above.
21. Commitments and Contingencies
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
47

    Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	650	591	810
Total current income tax expense	$650	$591	$810
Deferred:
Federal	$78	$930	$114
State	599	(866)	574
Total deferred income tax expense	$677	$64	$688
Total income tax expense	$1,327	$655	$1,498

    Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,918	$12,557
Other	985	927
Total long-term deferred tax asset	15,903	13,484
Valuation allowances	(2,366)	(2,172)
Total deferred tax assets	$13,537	$11,312
Deferred tax liabilities:
Long-term:
Fixed assets	$(1,882)	$(1,958)
Intangible assets	(23,251)	(20,730)
Other	(1,721)	(1,264)
Total long-term liability	(26,854)	(23,952)
Total deferred tax liabilities	$(26,854)	$(23,952)
Total net deferred tax liability	$(13,317)	$(12,640)
    We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
48

    The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Income (loss) from operations before income taxes	$(398,987)	$100,721	$(10,294)
Partnership income not subject to federal income tax	398,729	(99,832)	10,824
Income (loss) subject to federal income taxes	$(258)	$889	$530
Tax expense (benefit) at federal statutory rate	$(54)	$187	$111
State income taxes, net of federal tax	1,213	729	1,285
Return to provision, federal and state	(383)	(219)	(128)
Other	117	(42)	230
Valuation allowance	434	—	—
Income tax expense	$1,327	$655	$1,498
Effective tax rate on income (loss) from operations before income taxes	(0.3)%	0.7%	(14.6)%

    At December 31, 2020, 2019 and 2018, we had no uncertain tax positions.
49

23. Subsequent Events

    On January 19, 2021 we redeemed the remaining principal balance outstanding of $80.9 million on our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes. We will record the loss associated with the redemption fee and the write-off of the unamortized issuance costs in the first quarter of 2021.
50