Form 10-Q
period 2021-03-31
GENESIS ENERGY LP
filed 2021-05-05
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 5, 2021.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,449	$21,282
Restricted cash	15,338	5,736
Accounts receivable - trade, net	473,929	392,465
Inventories	72,427	99,877
Other	64,000	60,809
Total current assets	644,143	580,169
FIXED ASSETS, at cost	5,206,508	5,173,475
Less: Accumulated depreciation	(1,381,384)	(1,322,141)
Net fixed assets	3,825,124	3,851,334
MINERAL LEASEHOLDS, net of accumulated depletion	551,663	552,575
EQUITY INVESTEES	310,024	319,068
INTANGIBLE ASSETS, net of amortization	127,848	128,742
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	149,711	153,925
OTHER ASSETS, net of amortization	39,141	45,847
TOTAL ASSETS	$5,949,613	$5,933,619
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$257,728	$198,433
Accrued liabilities	196,366	184,978
Total current liabilities	454,094	383,411
SENIOR SECURED CREDIT FACILITY	699,000	643,700
SENIOR UNSECURED NOTES, net of debt issuance costs	2,671,262	2,750,016
DEFERRED TAX LIABILITIES	13,389	13,317
OTHER LONG-TERM LIABILITIES	410,189	393,018
Total liabilities	4,247,934	4,183,462

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at March 31, 2021 and December 31, 2020	790,115	790,115
Redeemable noncontrolling interests, 161,209 and 141,249 preferred units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	163,655	141,194

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at March 31, 2021 and December 31, 2020	758,031	829,326
Accumulated other comprehensive loss	(9,243)	(9,365)
Noncontrolling interests	(879)	(1,113)
Total partners' capital	747,909	818,848
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,949,613	$5,933,619
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Offshore pipeline transportation	$64,384	$78,429
Sodium minerals and sulfur services	227,287	243,390
Marine transportation	40,331	62,346
Onshore facilities and transportation	189,217	155,758
Total revenues	521,219	539,923
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	160,751	111,952
Onshore facilities and transportation operating costs	16,262	18,248
Marine transportation operating costs	33,086	42,937
Sodium minerals and sulfur services operating costs	184,431	205,233
Offshore pipeline transportation operating costs	20,716	18,661
General and administrative	11,666	9,373
Depreciation, depletion and amortization	66,286	74,357
Total costs and expenses	493,198	480,761
OPERATING INCOME	28,021	59,162
Equity in earnings of equity investees	20,660	14,159
Interest expense	(57,829)	(54,965)
Other income (expense)	(20,065)	10,258
Income (loss) from operations before income taxes	(29,213)	28,614
Income tax (expense) benefit	(222)	365
NET INCOME (LOSS)	(29,435)	28,979
Net loss attributable to noncontrolling interests	2	16
Net income attributable to redeemable noncontrolling interests	(4,791)	(4,086)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(34,224)	$24,909
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(52,908)	$6,225
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.43)	$0.05
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(29,435)	$28,979
Other comprehensive income:
Amortization of prior service cost	122	—
Total Comprehensive income (loss)	(29,313)	28,979
Comprehensive loss attributable to noncontrolling interests	2	16
Comprehensive income attributable to redeemable noncontrolling interests	(4,791)	(4,086)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(34,102)	$24,909
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2021	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net loss	—	(34,224)	(2)	—	(34,226)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	236	—	236
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, March 31, 2021	122,579	$758,031	$(879)	$(9,243)	$747,909
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, January 1, 2020	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net income	—	24,909	(16)	—	24,893
Cash distributions to partners	—	(67,419)	—	—	(67,419)
Cash contributions from noncontrolling interests	—	—	1,377	—	1,377
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, March 31, 2020	122,579	$1,382,126	$(2,357)	$(8,431)	$1,371,338
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,435)	$28,979
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	66,286	74,357
Amortization and write-off of debt issuance costs and discount	3,210	11,527
Amortization of non-cash costs on previously owned direct financing leases	—	(2,929)
Payments received under previously owned direct financing leases (Note 4)	17,500	5,167
Equity in earnings of investments in equity investees	(20,660)	(14,159)
Cash distributions of earnings of equity investees	19,929	13,505
Non-cash effect of long-term incentive compensation plans	1,560	(5,027)
Deferred and other tax liabilities (benefits)	72	(515)
Unrealized (gains) losses on derivative transactions	17,599	(31,118)
Other, net	6,160	2,231
Net changes in components of operating assets and liabilities (Note 14)	(5,062)	7,534
Net cash provided by operating activities	77,159	89,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(39,388)	(38,001)
Cash distributions received from equity investees - return of investment	9,314	7,060
Proceeds from asset sales	23	61
Net cash used in investing activities	(30,051)	(30,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	212,000	393,500
Repayments on senior secured credit facility	(156,700)	(375,400)
Proceeds from issuance of senior unsecured notes due 2028	—	750,000
Net proceeds from issuance of preferred units (Note 10)	17,738	—
Repayment of senior unsecured notes	(80,859)	(750,000)
Debt issuance costs	(1,916)	(13,295)
Contributions from noncontrolling interests	236	1,377
Distributions to common unitholders	(18,387)	(67,419)
Distributions to preferred unitholders	(18,684)	(18,684)
Other, net	6,233	6,353
Net cash used in financing activities	(40,339)	(73,568)
Net increase (decrease) in cash, restricted cash, and cash equivalents	6,769	(14,896)
Cash, restricted cash and cash equivalents at beginning of period	27,018	56,405
Cash, restricted cash and cash equivalents at end of period	$33,787	$41,509
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
    We are a growth-oriented master limited partnership formed in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are located primarily in the Gulf Coast region of the United States, Wyoming, and the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, and selling business based in Wyoming (our "Alkali Business"), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
    We currently manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation and processing of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as the processing of high sulfur (or "sour") gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or "NaHS", commonly pronounced "nash");
•Onshore facilities and transportation, which include the terminalling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products); and
•Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
Basis of Presentation and Consolidation
    The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries, including our general partner, Genesis Energy, LLC.
    Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report").
    Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Covid-19 and Market Update
    In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. As further discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the impact of the Covid-19 pandemic and the related economic, business and market disruptions continues to evolve and its future effects, including the severity and duration, remain uncertain.
We continue to monitor the market environment and will evaluate whether any triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
2. Recent Accounting Developments
Recently Adopted
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the 2021 Quarter and the three months ended March 31, 2020 (the "2020 Quarter"), respectively:

	Three Months Ended March 31, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$64,384	$—	$40,331	$24,394	$129,109
Product Sales	—	204,778	—	164,823	369,601
Refinery Services	—	22,509	—	—	22,509
	$64,384	$227,287	$40,331	$189,217	$521,219

	Three Months Ended March 31, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$78,429	$—	$62,346	$40,990	$181,765
Product Sales	—	215,366	—	114,768	330,134
Refinery Services	—	28,024	—	—	28,024
	$78,429	$243,390	$62,346	$155,758	$539,923

    The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

Contract Assets and Liabilities
    The table below depicts our contract asset and liability balances at December 31, 2020 and March 31, 2021:

	Contract Assets		Contract Liabilities
	Current	Non-Current	Current	Non-Current
Balance at December 31, 2020	$36,500	$12,065	$2,988	$19,834
Balance at March 31, 2021	35,930	3,174	2,849	19,187

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocations to Remaining Performance Obligations
    We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2021. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

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

    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2021	$48,198	$14,369
2022	75,623	4,703
2023	63,982	—
2024	56,326	—
2025	60,311	—
Thereafter	97,761	—
Total	$402,201	$19,072

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
    Our Right of Use Assets, net balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our remaining provision for our cease-use provision for railcars no longer in use. Our short-term and long-term lease liabilities are recorded within "Accrued liabilities" and "Other long-term liabilities," respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
    We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
    During the 2021 Quarter and 2020 Quarter, we acted as a lessor in revenue contracts associated with the M/T American Phoenix, which is included in our marine transportation segment. During the 2020 Quarter, we acted as a lessor in our Free State pipeline system, which is included in our onshore facilities and transportation segment. These revenues are recorded within their respective segment's revenues in the Unaudited Condensed Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below:

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
M/T American Phoenix	$3,420	$6,643
Free State Pipeline (1)	—	1,923
(1) We sold the Free State pipeline to a subsidiary of Denbury, Inc. ("Denbury") on October 30, 2020.

Direct Finance Lease
    We formerly held a direct finance lease of the Northeast Jackson Dome ("NEJD") Pipeline. Under the terms of the finance lease, we were paid a quarterly payment, which commenced in August 3, 2008. During the third quarter of 2020, our customer, Denbury, defaulted under the agreement. On October 30, 2020 we executed an agreement with our customer to accelerate the remaining principal payments on the previously owned NEJD direct financing lease, payable in four equal installments. During the period ending March 31, 2021, we collected $17.5 million and we have an outstanding receivable (included within "Accounts receivable- trade, net" on the Unaudited Condensed Consolidated Balance Sheets) of $52.5 million as of March 31, 2021 from Denbury for the remaining payments due in 2021 per the agreement. Additionally as part of this transaction, we transferred the ownership of all of our CO2 assets to Denbury, including the Free State pipeline system as noted previously.

5. Inventories
The major components of inventories were as follows:

	March 31, 2021	December 31, 2020
Petroleum products	$2,584	$5,840
Crude oil	14,633	37,661
Caustic soda	5,108	5,167
NaHS	7,736	9,101
Raw materials - Alkali operations	6,492	7,120
Work-in-process - Alkali operations	10,700	9,355
Finished goods, net - Alkali operations	11,988	13,002
Materials and supplies, net - Alkali operations	13,186	12,631
Total	$72,427	$99,877

    Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were recorded below cost by $0.4 million and $5.0 million as of March 31, 2021 and December 31, 2020, respectively, therefore we reduced the value of our inventory in our Unaudited Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	March 31, 2021	December 31, 2020
Crude oil pipelines and natural gas pipelines and related assets	$2,810,931	$2,811,030
Alkali facilities, machinery, and equipment	635,446	622,598
Onshore facilities, machinery, and equipment	268,571	267,810
Transportation equipment	19,520	19,470
Marine vessels	1,002,601	998,553
Land, buildings and improvements	220,454	219,382
Office equipment, furniture and fixtures	22,096	22,001
Construction in progress	183,628	170,740
Other	43,261	41,891
Fixed assets, at cost	5,206,508	5,173,475
Less: Accumulated depreciation	(1,381,384)	(1,322,141)
Net fixed assets	$3,825,124	$3,851,334

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2021	December 31, 2020
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(14,356)	(13,444)
Mineral leaseholds, net of accumulated depletion	$551,663	$552,575

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$62,702	$69,242
Depletion expense	912	963

Asset Retirement Obligations
    We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2020:

ARO liability balance, December 31, 2020	$176,852
Accretion expense	2,584
Changes in estimate	797
Settlements	(2,017)
ARO liability balance, March 31, 2021	$178,216

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Of the ARO balances disclosed above, $13.6 million and $14.7 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, respectively. The remainder of the ARO liability as of March 31, 2021 and December 31, 2020 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheets.
    With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2021	$7,532
	2022	$9,384
	2023	$9,128
	2024	$9,783
	2025	$10,487
    Certain of our unconsolidated affiliates have AROs recorded at March 31, 2021 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2021 and December 31, 2020, the unamortized excess cost amounts totaled $331.5 million and $335.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2021	2020
Genesis’ share of operating earnings	$24,533	$18,032
Amortization of excess purchase price	(3,873)	(3,873)
Net equity in earnings	$20,660	$14,159
Distributions received	$29,516	$20,565

The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	March 31, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets
Current assets	$17,531	$30,465
Fixed assets, net	168,723	171,732
Other assets	5,036	4,673
Total assets	$191,290	$206,870
Liabilities and equity
Current liabilities	$11,720	$9,958
Other liabilities	229,008	237,595
Equity	(49,438)	(40,683)
Total liabilities and equity	$191,290	$206,870

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
INCOME STATEMENT DATA:
Revenues	$42,413	$32,892
Operating income	$32,161	$23,606
Net income	$31,145	$21,583

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$580	$220	$800	$571	$229
Offshore pipeline contract intangibles	158,101	47,153	110,948	158,101	45,073	113,028
Other	30,949	14,269	16,680	29,244	13,759	15,485
Total	$189,850	$62,002	$127,848	$188,145	$59,403	$128,742

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2021	2020
Amortization of intangible assets	$2,600	$4,116
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2021	$8,323
	2022	$10,973
	2023	$10,705
	2024	$10,390
	2025	$10,222

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2021			December 31, 2020
	Principal	Unamortized Debt Issuance Costs (1)	Net Value	Principal	Unamortized Discount and Debt Issuance Costs (1)	Net Value
Senior secured credit facility	$699,000	$—	$699,000	$643,700	$—	$643,700
6.000% senior unsecured notes due 2023	—	—	—	80,859	504	80,355
5.625% senior unsecured notes due 2024	341,135	2,749	338,386	341,135	2,963	338,172
6.500% senior unsecured notes due 2025	534,834	5,343	529,491	534,834	5,639	529,195
6.250% senior unsecured notes due 2026	359,799	3,994	355,805	359,799	4,189	355,610
8.000% senior unsecured notes due 2027	750,000	12,524	737,476	750,000	13,022	736,978
7.750% senior unsecured notes due 2028	720,975	10,871	710,104	720,975	11,269	709,706
Total long-term debt	$3,405,743	$35,481	$3,370,262	$3,431,302	$37,586	$3,393,716
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheets) were $4.8 million and $5.8 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, we were in compliance with the financial covenants contained in our credit agreement and senior unsecured notes indentures.
Senior Secured Credit Facility
At March 31, 2021, the key terms for rates under our $1.7 billion senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate as established by the administrative agent for the credit facility, (ii) the federal funds effective rate plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 1.75% to 3.50% on Eurodollar borrowings and from 0.75% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2021, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Eurodollar rate borrowings.
•Letter of credit fee rates range from 1.75% to 3.50% based on our leverage ratio as computed under the credit facility. The rate can fluctuate quarterly. At March 31, 2021, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the $1.7 billion maximum facility amount. The commitment fee rates on the unused committed amount will range from 0.25% to 0.50% per annum depending on our leverage ratio. At March 31, 2021, our commitment fee rate on the unused committed amount was 0.50%.
•The accordion feature is $300.0 million, giving us the ability to expand the size of the facility to up to $2.0 billion for acquisitions or growth projects, subject to lender consent.
At March 31, 2021, we had $699.0 million borrowed under our $1.7 billion credit facility, with $13.0 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $200.0 million of the capacity to be used for letters of credit, of which $1.3 million was outstanding at March 31, 2021. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our existing credit facility at March 31, 2021 was $999.7 million, subject to compliance with covenants.
On April 8, 2021, we entered into an amended and restated credit facility agreement to, among other things, extend the term of our existing credit facility. Refer to Note 18 for additional details.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 15, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year. That issuance generated net proceeds of $736.7 million, net of issuance costs incurred. We used $554.8 million of the net proceeds to redeem a portion of the 6.75% senior unsecured notes due August 1, 2022 (the "2022 Notes"), including principal, accrued interest and tender premium that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 senior unsecured notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the 2020 Quarter.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the "2027 Notes"). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the "2023 Notes") (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 senior unsecured notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the 2021 Quarter.
On April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of the 2027 Notes. The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes we issued on December 17, 2020. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. Refer to Note 18 for details around this additional offering.

10. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2021, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.15	$18,387
2nd Quarter	August 14, 2020		$0.15	$18,387
3rd Quarter	November 13, 2020		$0.15	$18,387
4th Quarter	February 12, 2021		$0.15	$18,387
2021
1st Quarter	May 14, 2021	(1)	$0.15	$18,387
(1) This distribution was declared on April 7, 2021 and will be paid to unitholders of record as of April 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class A Convertible Preferred Units
At March 31, 2021 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
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
Initial and Subsequent Measurement
    We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs. We will not be required to adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed. Our Class A Convertible Preferred Units contain a distribution Rate Reset Election (as defined in Note 15). This Rate Reset Election is bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period. Refer to Note 15 and Note 16 for additional discussion.
    Net Income (Loss) Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $18.7 million for the 2021 Quarter and 2020 Quarter.
    We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.7374	$18,684
4th Quarter	February 12, 2021		$0.7374	$18,684
2021
1st Quarter	May 14, 2021	(1)	$0.7374	$18,684
(1) This distribution was declared on April 7, 2021 and will be paid to unitholders of record as of April 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
    On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively "GSO") purchased $55,000,000 (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year, which we currently anticipate completing near the end of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of GSO was increased to, subject to compliance with the covenants contained in the agreements with GSO, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. As of March 31, 2021, there are 161,209 Alkali Holdings preferred units outstanding.
Accounting for Redeemable Noncontrolling Interests
    Classification
    The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
    Initial and Subsequent Measurement
    We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of March 31, 2021 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Income (Loss) Attributable to Genesis Energy, L.P. for the 2021 Quarter includes $4.8 million of adjustments, of which $4.1 million was allocated to the paid-in-kind ("PIK") distributions on the outstanding Alkali Holdings preferred units and $0.7 million was attributable to redemption accretion value adjustments. Net Income (Loss) Attributable to Genesis Energy, L.P. for the 2020 Quarter includes $4.1 million of adjustments, of which $3.3 million was allocated to the PIK distributions and $0.8 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended March 31, 2021 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and these PIK distributions and is reduced by tax distributions paid to the unitholders, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units.
    As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of March 31, 2021, the redemption amount would be equal to $212.9 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2020 to March 31, 2021:

Balance as of December 31, 2020	$141,194
Issuance of preferred units, net of issuance costs (1)	19,561
PIK distribution	4,093
Redemption accretion	698
Tax distributions (1)	(1,891)
Balance as of March 31, 2021	$163,655
(1) During the 2021 Quarter, we issued 1,860 Alkali Holdings preferred units to GSO to satisfy the company's obligation to pay tax distributions. Additionally, we issued 18,100 Alkali Holdings preferred units to GSO in the 2021 Quarter to continue to fund the expansion of our Granger facility.

11. Net Income (Loss) Per Common Unit
    Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
    The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the 2021 Quarter, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
    The following table reconciles net income (loss) and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2021	2020
Net Income (Loss) Attributable to Genesis Energy L.P.	$(34,224)	$24,909
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)
Net Income (Loss) Available to Common Unitholders	$(52,908)	$6,225

Weighted Average Outstanding Units	122,579	122,579

Basic and Diluted Net Income (Loss) per Common Unit	$(0.43)	$0.05

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Business Segment Information
    We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, NaHS;
•Onshore facilities and transportation – terminalling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products); and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
    Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion), and segment general and administrative expenses, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under the previously owned direct financing lease.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended March 31, 2021
Segment Margin (a)	$84,269	$43,720	$20,999	$7,109	$156,097
Capital expenditures (b)	$11,528	$10,038	$1,099	$11,714	$34,379
Revenues:
External customers	$64,384	$229,306	$188,150	$39,379	$521,219
Intersegment (c)	—	(2,019)	1,067	952	$—
Total revenues of reportable segments	$64,384	$227,287	$189,217	$40,331	$521,219
Three Months Ended March 31, 2020
Segment Margin (a)	$85,246	$36,941	$28,099	$19,002	$169,288
Capital expenditures (b)	$1,027	$14,975	$1,157	$14,232	$31,391
Revenues:
External customers	$78,429	$245,535	$156,799	$59,160	$539,923
Intersegment (c)	—	(2,145)	(1,041)	3,186	$—
Total revenues of reportable segments	$78,429	$243,390	$155,758	$62,346	$539,923
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Total assets by reportable segment were as follows:

	March 31, 2021	December 31, 2020
Offshore pipeline transportation	$2,169,156	$2,187,083
Sodium minerals and sulfur services	1,958,893	1,962,146
Onshore facilities and transportation	1,065,316	1,035,662
Marine transportation	715,404	711,058
Other assets	40,844	37,670
Total consolidated assets	$5,949,613	$5,933,619

Reconciliation of total Segment Margin to net income (loss) attributable to Genesis Energy, L.P.:

	Three Months Ended March 31,
	2021	2020
Total Segment Margin	$156,097	$169,288
Corporate general and administrative expenses	(11,152)	(6,492)
Depreciation, depletion, amortization and accretion	(68,997)	(75,978)
Interest expense	(57,829)	(54,965)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(8,856)	(6,406)
Other non-cash items (2)	(18,444)	33,261
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(2,238)
Loss on extinguishment of debt (4)	(1,627)	(23,480)
Differences in timing of cash receipts for certain contractual arrangements (5)	(299)	(4,490)
Provision for leased items no longer in use	(604)	130
Redeemable noncontrolling interest redemption value adjustments (6)	(4,791)	(4,086)
Income tax (expense) benefit	(222)	365
Net income (loss) attributable to Genesis Energy, L.P.	$(34,224)	$24,909
(1)    Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)     The 2021 Quarter and 2020 Quarter include a $18.4 million unrealized loss and $32.5 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. Refer to Note 16 for details.
(3)    The 2021 Quarter and 2020 Quarter include $17.5 million and $2.2 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility. See Note 4 for details.
(4)     The 2021 Quarter includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. The 2020 Quarter includes the transaction costs associated with the tender and redemption of our 2022 Notes, along with the write-off of the unamortized issuance costs and discount associated with these notes. Refer to Note 9 for details.
(5)    Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenues from services and fees to Poseidon(1)	$3,786	$3,147
Revenues from product sales to ANSAC	67,955	73,079
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from Poseidon(1)	240	254
Charges for services from ANSAC	178	832
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

Poseidon
    We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement renews automatically annually unless terminated by either party (as defined in the agreement). Our revenues for the 2021 Quarter and 2020 Quarter reflect $2.4 million and $2.3 million, respectively, of fees we earned through the provision of services under that agreement. At March 31, 2021 and December 31, 2020, Poseidon owed us $1.5 million and $2.6 million, respectively, for services rendered.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of March 31, 2021, such amount is not material to us.
    Net Sales to ANSAC were $68.0 million during the 2021 Quarter and were $73.1 million during the 2020 Quarter. The costs charged to us by ANSAC, included in operating costs, were $0.2 million during the 2021 Quarter and were $0.8 million during the 2020 Quarter.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Receivables:
ANSAC	$52,972	$43,400
Payables:
ANSAC	$349	$470

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2021	2020
(Increase) decrease in:
Accounts receivable	$(99,504)	$101,405
Inventories	27,450	(5,024)
Deferred charges	7,731	2,783
Other current assets	(2,294)	(3,746)
Increase (decrease) in:
Accounts payable	38,994	(62,365)
Accrued liabilities	22,561	(25,519)
Net changes in components of operating assets and liabilities	$(5,062)	$7,534
Payments of interest and commitment fees were $35.4 million and $33.7 million for the 2021 Quarter and 2020 Quarter, respectively. We capitalized interest of $0.7 million and $0.5 million during the 2021 Quarter and 2020 Quarter, respectively.
At March 31, 2021 and March 31, 2020, we had incurred liabilities for fixed and intangible asset additions totaling $27.1 million and $17.2 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
    At March 31, 2021, we entered into the following outstanding derivative commodity contracts to economically hedge inventory or fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	92	—
Weighted average contract price per bbl	$56.75	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	411	318
Weighted average contract price per bbl	$59.47	$60.42
Natural gas swaps:
Contract volumes (10,000 MMBTU)	46	—
Weighted average price differential per MMBTU	$0.47	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	90	126
Weighted average contract price per MMBTU	$2.56	$2.55
Crude oil options:
Contract volumes (1,000 bbls)	16	—
Weighted average premium received/paid	$4.68	$—
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the estimated fair value gain (loss) position of our derivatives at March 31, 2021 and December 31, 2020:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2021	December 31, 2020
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$243	$732
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(243)	(732)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	127	616
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$670	$1,022
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(670)	(1,022)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(70,810)	(52,372)
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	—	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(505)	$(2,114)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	505	2,114
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(892)	$(3,345)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	892	3,073
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$(272)
 (1)    These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2021, we had a net broker receivable of approximately $1.8 million (consisting of initial margin of $1.1 million increased by $0.7 million of variation margin).  As of December 31, 2020, we had a net broker receivable of approximately $3.4 million (consisting of initial margin of $3.3 million increased by $0.1 million of variation margin).  At March 31, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
    A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in Other income, net in our Unaudited Condensed Consolidated Statement of Operations. At March 31, 2021, the fair value of this embedded derivative was a liability of $70.8 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2021	2020
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(5,897)	$729
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	(3,921)	(1,375)
Total commodity derivatives		$(9,818)	$(646)

Natural Gas Swap Liability	Sodium minerals and sulfur services operating costs	$(67)	$(432)

Preferred Distribution Rate Reset Election	Other income (expense)	$(18,438)	$32,545
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value at			Fair Value at
	March 31, 2021			December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$913	$127	$—	$1,754	$616	$—
Liabilities	$(1,397)	$—	$—	$(5,459)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(70,810)	$—	$—	$(52,372)

Rollforward of Level 3 Fair Value Measurements

    The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Three Months Ended March 31,
2021
Balance as of December 31, 2020	$(52,372)
Unrealized loss for the period included in earnings	(18,438)
Balance as of March 31, 2021	$(70,810)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2021.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, credit spread, default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at March 31, 2021. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to a decrease in our discount yield compared to the preceding quarter, as well as the passage of time as we draw nearer to our coupon rate reset date in 2022, we recorded an unrealized loss of $18.4 million for the 2021 Quarter. During the 2020 Quarter, we recorded an unrealized gain of $32.5 million due to the significant changes in the energy industry credit markets and our common unit price during the period. The unrealized loss in the 2021 Quarter and the unrealized gain in the 2020 Quarter are recorded within "Other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2021 our senior unsecured notes had a carrying value and fair value of $2.7 billion compared to a carrying value of $2.8 billion and fair value of $2.7 billion at December 31, 2020. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

18. Subsequent Events
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our "new credit agreement") to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprising a term loan facility of $300 million and a revolving loan facility of $650 million, with the ability to increase the aggregate size of the revolving loan facility by an additional $200 million subject to lender consent and certain other customary conditions. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The additional notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes we issued on December 17, 2020. The $250 million of the 2027 Notes were issued at a premium of 103.75%, plus accrued interest from December 17, 2020. We intend to use the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new revolving loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview

We reported Net Loss Attributable to Genesis Energy, L.P. of $34.2 million during the 2021 Quarter compared to Net Income Attributable to Genesis Energy, L.P. of $24.9 million during the 2020 Quarter. Net Loss Attributable to Genesis Energy, L.P. in the 2021 Quarter was impacted, relative to the 2020 Quarter, by: (i) lower Segment Margin of $13.2 million, which is inclusive of approximately $12.3 million of incremental cash receipts received in the 2021 Quarter associated with principal repayments on our previously owned NEJD pipeline not included in income and included in the 2021 Quarter's Segment Margin; and (ii) an unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $18.4 million in the 2021 Quarter compared to an unrealized gain of $32.5 million during the 2020 Quarter recorded within Other income (expense). These decreases were partially offset by (i) lower depreciation, depletion and amortization expense of $8.1 million during the 2021 Quarter primarily due to lower depreciation expense on our rail logistics assets as they were impaired during the second quarter of 2020, and (ii) higher equity in earnings of equity investees of $6.5 million during the 2021 Quarter primarily due to increased volumes on our 64% owned Poseidon oil pipeline.
Cash flow from operating activities was $77.2 million for the 2021 Quarter compared to $89.6 million for the 2020 Quarter. This decrease is primarily attributable to lower Segment Margin of $13.2 million in the 2021 Quarter.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $54.6 million for the 2021 Quarter, a decrease of $27.2 million, or 33.2%, from the 2020 Quarter, primarily due to lower Segment Margin of $13.2 million, as well as higher maintenance capital utilized, general and administrative expenses, and interest expense in the 2021 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $156.1 million for the 2021 Quarter, a decrease of $13.2 million, or 8%, from the 2020 Quarter. A more detailed discussion of our segment results and other costs is included below in "Results of Operations".
    See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
    Distribution
In April 2021, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2021 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 14, 2021 to unitholders of record at the close of business on April 30, 2021.

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
    Covid-19 has caused commodity prices to fluctuate due to, among other things, reduced industrial activity and travel demand that are expected to continue in the near future. Additionally, actions taken by OPEC and other oil exporting nations beginning in early March 2020 caused additional significant volatility in the price of oil and gas. These volatile commodity prices are expected to continue at least for the near-term and possibly longer, reflecting fears of a global recession and potential further global economic damage from Covid-19, including factory shutdowns, travel bans, closings of schools and stores, and cancellations of conventions and similar events, resulting in, among other things, reduced fuel demand, lower manufacturing activity, and high inventories of oil, natural gas, and petroleum products, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
    Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted throughout 2020 beginning in the second quarter. Additionally, during 2020, our businesses were negatively impacted by lower refinery utilization, crude differentials, supply and demand imbalances in our Alkali Business, and an unprecedented hurricane season. However, we began to see economic recovery across a majority of our asset footprint as we exited 2020, which continued during the 2021 Quarter. Specifically, during the 2021 Quarter, our offshore pipeline transportation segment experienced volumes at its normal run rate as we exited the quarter with our CHOPS pipeline back in service. Additionally, our Alkali Business sold out of all production at its Westvaco facility.
We continue to monitor the market environment and will evaluate whether any triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the potential future limitations and impact of Covid-19 are still unknown at this time, and although we tend to experience less demand for certain of our services and products when commodity prices decrease significantly over extended periods of time (and we expect a similar impact on demand when global restrictions are in place limiting the economy and industrial product use), we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which included the reduction of our distribution to common unitholders beginning in the first quarter of 2020 and continuing to recognize the benefits from our cost savings initiative in the second quarter of 2020. Additionally, subsequent to the 2021 Quarter, we successfully refinanced and extended our senior secured credit facility and issued an additional $250 million in aggregate principal amount of our 2027 Notes. These two events resulted in no scheduled maturities of long-term debt until 2024, other than the minimal quarterly payments due on the term loan component of our credit facility beginning at the end of 2021. Refer to "Liquidity and Capital Resources" for addition discussion.

Results of Operations
Revenues and Costs and Expenses
    Our revenues for the 2021 Quarter decreased $18.7 million, or 3%, from the 2020 Quarter and our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations increased $12.4 million, or 3%, between the two periods, with a net decrease to our operating income of $31.1 million.
The decrease in our operating income during the 2021 Quarter is primarily driven by lower Segment Margin of $13.2 million, which is inclusive of approximately $12.3 million of incremental cash receipts received not included in income from our previously owned NEJD pipeline and incremental cash distributions received from our equity investees of $9.0 million. A more detailed discussion of our individual segment results is included in the section below, "Segment Margin." This was partially offset by lower depreciation, depletion, and amortization expense of $8.1 million during the 2021 Quarter primarily associated with our rail logistics assets, as they were impaired during the second quarter of 2020.
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
    As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased 25% to $57.84 per barrel in the 2021 Quarter, as compared to $46.17 per barrel in the 2020 Quarter. Impacts from Covid-19 along with actions taken by OPEC and other oil exporting nations beginning in early 2020 have caused significant price volatility in oil and gas prices.
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
    As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Typically, our selling prices for volumes sold internationally and through ANSAC are contracted for the current year (in a majority of cases, annually) in the prior December and January of the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, net income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2021 Quarter as noted above, we had negative effects to our revenues (with a lesser impact to costs) due to lower sales volumes as a result of our Granger facility being put in a cold standby in 2020 and lower domestic pricing of soda ash during the 2021. During the 2021 Quarter, we were able to generate cost efficiencies due to our cost savings initiative, and lower energy consumption and maintenance spending. For additional information, see our segment-by-segment analysis below.
    In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop numerous large-reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of over 95% of the volumes transported on our onshore crude pipelines, and refiners contract for 75% of the use of our inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in relatively low commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our net income, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
    Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
    The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Offshore pipeline transportation	$84,269	$85,246
Sodium minerals and sulfur services	43,720	36,941
Onshore facilities and transportation	20,999	28,099
Marine transportation	7,109	19,002
Total Segment Margin	$156,097	$169,288

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

    A reconciliation of total Segment Margin to Net Income (Loss) Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended March 31,
	2021	2020
Total Segment Margin	$156,097	$169,288
Corporate general and administrative expenses	(11,152)	(6,492)
Depreciation, depletion, amortization and accretion	(68,997)	(75,978)
Interest expense	(57,829)	(54,965)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(8,856)	(6,406)
Other non-cash items (2)	(18,444)	33,261
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(2,238)
Provision for leased items no longer in use	(604)	130
Differences in timing of cash receipts for certain contractual arrangements (4)	(299)	(4,490)
Loss on debt extinguishment (5)	(1,627)	(23,480)
Redeemable noncontrolling interest redemption value adjustments (6)	(4,791)	(4,086)
Income tax (expense) benefit	(222)	365
Net Income (Loss) Attributable to Genesis Energy, L.P.	$(34,224)	$24,909
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The 2021 Quarter and 2020 Quarter include a $18.4 million unrealized loss and a $32.5 million unrealized gain, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The 2021 Quarter and 2020 Quarter include $17.5 million and $2.2 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The 2021 Quarter includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. The 2020 Quarter includes the transaction costs associated with the tender and redemption of our 2022 Notes, as well as the write-off of the unamortized issuance costs and discount associated with these notes.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
    Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$62,662	$69,581
Offshore natural gas pipeline revenue, excluding non-cash revenues	10,397	13,337
Offshore pipeline operating costs, excluding non-cash expenses	(18,006)	(17,732)
Distributions from equity investments (1)	29,216	20,060
Offshore pipeline transportation Segment Margin	$84,269	$85,246

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	116,427	242,182
Poseidon	339,409	279,181
Odyssey	138,445	149,440
GOPL (2)	6,776	7,249
Total crude oil offshore pipelines	601,057	678,052

Natural gas transportation volumes (MMBtus/d)	325,669	416,564

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	116,427	242,182
Poseidon	217,222	178,676
Odyssey	40,149	43,338
GOPL (2)	6,776	7,249
Total crude oil offshore pipelines	380,574	471,445

Natural gas transportation volumes (MMBtus/d)	102,498	147,067
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in the 2021 Quarter and 2020 Quarter, respectively.
(2)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
    Offshore pipeline transportation Segment Margin for the 2021 Quarter decreased $1.0 million, or 1%, from the 2020 Quarter, primarily due to lower overall volumes on our crude oil and natural gas pipeline systems. These lower volumes are primarily the result of our CHOPS pipeline being out of service through February 3, 2021 due to damage at a junction platform that the system goes up and over as a result of the 2020 hurricane season. On February 4, 2021, we placed the CHOPS pipeline back into service upon the installation of a bypass that allows our pipeline to operate around the junction platform. The lower CHOPS pipeline volumes during the 2021 Quarter were partially offset by increased distributions from our equity method investments, primarily associated with our 64% owned Poseidon oil pipeline system, as we were able to successfully divert CHOPS volumes to Poseidon during its out of service period. Additionally, we had higher volumes on our 100% owned SEKCO pipeline as a result of higher volumes from the Buckskin production field, which is fully dedicated to SEKCO and further downstream, Poseidon.

    Sodium Minerals and Sulfur Services Segment
    Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended March 31,
	2021	2020
Volumes sold:
NaHS volumes (Dry short tons "DST")	28,802	30,082
Soda Ash volumes (short tons sold)	762,820	822,247
NaOH (caustic soda) volumes (dry short tons sold)	20,262	16,303

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$30,136	$33,191
NaOH (caustic soda) revenues	8,407	7,441
Revenues associated with Alkali Business	167,324	176,236
Other revenues	930	643
Total external segment revenues, excluding non-cash revenues(1)	$206,797	$217,511

Segment Margin (in thousands)	$43,720	$36,941

Average index price for NaOH per DST(2)	$648	$648
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
    Sodium minerals and sulfur services Segment Margin for the 2021 Quarter increased $6.8 million, or 18%, from the 2020 Quarter. This increase is primarily due to increased production rates at our Westvaco facility and cost efficiencies recognized during the 2021 Quarter in our Alkali Business. Such cost efficiencies include favorable energy consumption, maintenance and other cost savings as implemented during the second quarter of 2020. These increases were partially offset by lower domestic pricing in our Alkali Business and lower volumes reported during the period. During the 2021 Quarter, we reported lower NaHS volumes in our refinery services business due to lower demand from our mining customers, primarily in Peru. We have begun to see some recovery in demand from previous customer shut-ins amidst the spread of Covid-19 and our customer's production levels and we expect these volumes to continue recovering to their normal levels as we move through 2021. We also reported lower soda ash volumes as a result of our Granger facility being put in cold standby during the second half of 2020. Our Granger facility is expected to come back online during the second half of 2023 upon the completion of our Granger facility expansion project.

Onshore Facilities and Transportation Segment
    Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail facilities operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our railcar and trucking fleets that support the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gathering, marketing, and logistics revenue	$178,562	$135,307
Crude oil and CO2 pipeline tariffs and revenues	9,975	19,861
Distributions from unrestricted subsidiaries not included in income (1)	17,500	2,238
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(161,984)	(111,494)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(15,266)	(18,493)
Other	(7,788)	680
Segment Margin	$20,999	$28,099

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	32,762	84,499
Jay	8,783	10,013
Mississippi	5,097	6,409
Louisiana (2)	120,726	162,736
Onshore crude oil pipelines total	167,368	263,657

CO2 pipeline (average Mcf/day):
Free State (3)	—	134,834

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	31,462	26,118
Rail unload volumes	40,252	94,040
(1) The 2021 Quarter includes cash payments received from our previously owned NEJD pipeline of $17.5 million not included in income. 2020 includes cash payments received from the NEJD pipeline of $2.2 million not included in income.
(2) Total daily volume for the 2021 Quarter includes 24,837 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the 2020 Quarter includes 44,322 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(3) The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
    Onshore facilities and transportation Segment Margin for the 2021 Quarter decreased $7.1 million, or 25%, primarily due to lower volumes on our onshore pipeline and rail logistics assets. These lower volumes are the result of: (i) lower rail unload and pipeline volumes in Louisiana due to lower utilization at the Gulf Coast refineries that our assets serve; (ii) lower volumes on our Texas pipeline primarily due to less receipts originating in the Gulf of Mexico from our CHOPS pipeline as it was out of service for a portion of the 2021 Quarter; and (iii) the divestiture of our Free State pipeline during the fourth quarter of 2020, which contributed positively to Segment Margin in the 2020 Quarter. These decreases were offset by higher cash receipts received during the 2021 Quarter from Denbury of approximately $12.3 million associated with our previously owned NEJD pipeline as a result of our agreement reached during the fourth quarter of 2020.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2021	2020
Revenues (in thousands):
Inland freight revenues	$17,515	$27,572
Offshore freight revenues	14,526	21,091
Other rebill revenues (1)	8,290	13,683
Total segment revenues	$40,331	$62,346

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	$33,222	$43,344

Segment Margin (in thousands)	$7,109	$19,002

Fleet Utilization: (2)
Inland Barge Utilization	72.0%	93.4%
Offshore Barge Utilization	95.7%	99.4%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
    Marine transportation Segment Margin for the 2021 Quarter decreased $11.9 million, or 63%, from the 2020 Quarter. This decrease is primarily attributable to lower utilization and day rates in our inland business during the 2021 Quarter and lower rates in our offshore barge operation, including our M/T American Phoenix tanker. We expect to see continued pressure on our utilization, and to an extent, the spot rates on our inland business as Midwest and Gulf Coast refineries have continued to run at lower utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows. We also re-contracted our M/T American Phoenix tanker beginning in the second quarter of 2021 through the first quarter of 2022 at a higher rate than the 2021 Quarter.

Other Costs, Interest, and Income Taxes
    General and administrative expenses

	Three Months Ended March 31,
	2021	2020
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,421	$10,793
Segment	1,051	1,065
Long-term incentive compensation expense	1,080	(2,485)
Third party costs related to business development activities and growth projects	114	—
Total general and administrative expenses	$11,666	$9,373

Three Months Ended March 31, 2021 Compared with March Months Ended March 31, 2020
Total general and administrative expenses for the 2021 Quarter increased by $2.3 million primarily due to higher long term incentive compensation expense in the 2021 quarter as a result of changes in assumptions used to value our outstanding awards between the two periods. This increase was partially offset by lower corporate general and administrative costs in the 2021 Quarter.
    Depreciation, depletion, and amortization expense

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Depreciation and depletion expense	$63,614	$70,205
Amortization expense	2,672	4,152
Total depreciation, depletion and amortization expense	$66,286	$74,357

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Total depreciation, depletion, and amortization expense for the 2021 Quarter decreased by $8.1 million due to lower depreciation expense associated with our rail logistics assets in the 2021 Quarter as they were impaired during the second quarter of 2020. Additionally, our contract intangible associated with the M/T American Phoenix became fully amortized on September 30, 2020, which resulted in lower amortization expense in the 2021 Quarter.

Interest expense, net

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$7,431	$10,745
Interest expense, senior unsecured notes	48,335	42,358
Amortization of debt issuance costs and discount	2,715	2,391
Capitalized interest	(652)	(529)
Net interest expense	$57,829	$54,965

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Net interest expense for the 2021 Quarter increased by $2.9 million primarily due to increased interest expense associated with our senior unsecured notes. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75%, and we purchased and extinguished our $750 million 2022 Notes that accrued interest at 6.75% during the 2020 Quarter. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00%. We used the net proceeds to repay a portion of our 6% 2023 Notes that were validly tendered and we redeemed the remaining principal balance of $80.9 million on our 6% 2023 Notes on January 19, 2021. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on our revolving credit facility.
The increase in interest expense on our senior unsecured notes was partially offset by lower interest expense on our senior secured credit facility. The decrease in interest expense on our senior secured credit facility was primarily due to a lower outstanding balance and a lower interest rate during the 2021 Quarter. Interest rates on our senior secured credit facility decreased as a result of lower LIBOR rates during the 2021 Quarter relative to the 2020 Quarter, which is one of the main drivers of interest expense on our credit facility.
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

Liquidity and Capital Resources
    General
    As of March 31, 2021, our balance sheet and liquidity position remained strong, which included $999.7 million of remaining borrowing capacity under our $1.7 billion senior secured revolving credit facility. We anticipate that our future internally-generated funds and the funds available under our new credit agreement discussed below will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our prior credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth and maintenance projects;
•acquisitions of assets or businesses;
•payments related to servicing and reducing outstanding debt; and
•quarterly cash distributions to our preferred and common unitholders.
On April 8, 2021, we entered into the new credit agreement to replace our existing agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprising a term loan facility of $300 million and a revolving loan facility of $650 million, with the ability to increase the aggregate size of the revolving loan facility by an additional $200 million subject to lender consent and certain other customary conditions. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. The successful completion of our new credit agreement has resulted in no scheduled maturities of long-term debt until 2024, other than the minimal quarterly payments due under the associated term loan facility each quarter beginning at the end of 2021 (which will be funded by the available capacity under our revolving loan facility).
Furthermore, on April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to issue price) and constitute part of the same series of the 2027 Notes we issued on December 17, 2020. The $250 million of the 2027 Notes were issued at a premium of 103.75%, plus accrued interest from December 17, 2020. We intend to use the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit facility. As a result of this issuance, we have been able to increase the available borrowing capacity on our new credit agreement, which provides us additional liquidity to comfortably satisfy our primary cash requirements discussed above.
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
    At March 31, 2021, our long-term debt totaled approximately $3,370.3 million, which is a reduction of $23.5 million sequentially from December 31, 2020, and consisted of $699.0 million outstanding under our prior credit facility (including $13.0 million borrowed under the inventory sublimit tranche) and $2,671.3 million of senior unsecured notes, net of issuance costs, comprising of $338.4 million carrying amount due on June 15, 2024, $529.5 million carrying amount due October 2025, $355.8 million carrying value due May 2026, $737.5 million carrying value due January 15, 2027, and $710.1 million carrying amount due February 15, 2028. We remain focused on continuing to be a net payer of debt and reducing our operating leverage.
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

Shelf Registration Statement
    We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
    We have a universal shelf registration statement (our "2021 Shelf") on file with the SEC which we filed on April 19, 2021 to replace our existing universal shelf registration statement that expired on April 20, 2021. Our 2021 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2021Shelf is set to expire in April 2024.
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
    See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the 2021 Quarter and 2020 Quarter.
    Net cash flows provided by our operating activities for the 2021 Quarter were $77.2 million compared to $89.6 million for the 2020 Quarter. This decrease is primarily attributable to lower Segment Margin during the 2021 Quarter.
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

Capital Expenditures
    A summary of our expenditures for fixed assets, business and other asset acquisitions for the 2021 Quarter and 2020 Quarter are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,817	$768
Sodium minerals and sulfur services assets	7,639	4,575
Marine transportation assets	11,714	14,232
Onshore facilities and transportation assets	980	908
Information technology systems	3	75
Total maintenance capital expenditures	26,153	20,558
Growth capital expenditures:
Offshore pipeline transportation assets	5,711	259
Sodium minerals and sulfur services assets	2,399	10,400
Marine transportation assets	—	—
Onshore facilities and transportation assets	119	249
Information technology systems	1,653	1,178
Total growth capital expenditures	9,882	12,086
Total capital expenditures for fixed and intangible assets	$36,035	$32,644
    Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
    Growth Capital Expenditures
    On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the Granger expansion project by one year. The extended completion date of the project is anticipated in late 2023. We issued 1,750 preferred units to GSO in consideration for the amendment. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of March 31, 2021 we had issued 161,209 Alkali Holdings preferred units. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
    Except for the Granger Optimization Project, we do not anticipate spending material growth capital expenditures on any individual projects during the rest of 2021.
    Maintenance Capital Expenditures
    Maintenance capital expenditures incurred during 2021 primarily relate to expenditures in our Alkali Business, our marine transportation segment, and in our offshore transportation segment. Our Alkali Business, which is included in our sodium minerals and sulfur services segment, incurs expenditures to maintain its equipment and facilities due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned dry-docks. Additionally, we incurred maintenance capital expenditures in our offshore transportation segment to replace certain pipeline and platform equipment and complete the installation of a bypass to allow our CHOPS pipeline to resume operations in the 2021 Quarter. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
    Distributions to Unitholders
    On May 14, 2021, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2021 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.

    With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 14, 2021 to unitholders of record at the close of business on April 30, 2021.
Guarantor Summarized Financial Information
    Our $2.7 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the "Guarantor Subsidiaries), except the subsidiaries that hold our Alkali Business (collectively, the "Alkali Subsidiaries"), Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline LLC's pipeline was transferred on October, 2020. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the Services Agreement. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	March 31, 2021	December 31, 2020
ASSETS:
Current assets	$383,742	$313,328
Fixed assets, net	3,096,330	3,115,492
Non-current assets	843,824	861,230

LIABILITIES AND CAPITAL:(1)
Current liabilities	354,508	266,688
Non-current liabilities	3,706,448	3,710,044
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Three Months Ended March 31, 2021	Twelve Months Ended December 31. 2020
Revenues	$351,527	$1,156,428
Operating costs	335,149	1,421,674
Operating income (loss)	16,379	(265,246)
Loss before income taxes	(40,856)	(408,717)
Net loss(1)	(41,077)	(409,951)
Less: Accumulated distributions to Class A Convertible Preferred Units	(74,736)	(74,736)
Net loss available to common unitholders	(115,813)	(484,687)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
    Excluded from non-current assets in the table above are $80.1 million and $95.7 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2021 and December 31, 2020, respectively.
Non-GAAP Financial Measure Reconciliations
    For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(34,224)	$24,909
Income tax expense (benefit)	222	(365)
Depreciation, depletion, amortization and accretion	68,997	75,978
Plus (minus) Select Items, net	46,495	4,806
Maintenance capital utilized (1)	(12,850)	(8,800)
Cash tax expense	(150)	(150)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments (2)	4,791	4,086
Available Cash before Reserves	$54,597	$81,780
(1)For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2021 Quarter and 2020 Quarter were $26.2 million and $20.6 million, respectively.
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

		Three Months Ended March 31,
		2021	2020
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$299	$4,490
	Distribution from unrestricted subsidiaries not included in income (2)	17,500	2,238
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	17,687	(31,002)
	Loss on debt extinguishment (4)	1,627	23,480
	Adjustment regarding equity investees (5)	8,856	6,406
	Other	757	(2,259)
	Sub-total Select Items, net	46,726	3,353
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (6)	114	—
	Other	(345)	1,453
	Total Select Items, net (7)	$46,495	$4,806
(1) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. The 2020 Quarter includes cash payments received from the NEJD pipeline of $2.2 million not included in income. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(3) The 2021 Quarter includes a $18.4 million unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2020 Quarter includes a $32.5 million unrealized gain from the valuation of the embedded derivative.
(4) The 2021 Quarter includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. The 2020 Quarter includes the transaction costs associated with the tender and redemption of our 2022 Notes, along with the write-off of the unamortized issuance costs and discount associated with these notes.
(5) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6) Represents transaction costs relating to certain merger, acquisition, transition, and financing transactions incurred in advance of acquisition.
(7) Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

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
•loss of key personnel;
•cash from operations that we generate could decrease or fail to meet expectations, either of which could reduce our ability to pay quarterly cash distributions (common and preferred) at the current level or to increase quarterly cash distributions in the future;
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
    You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report . These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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
There were no changes during the 2021 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material developments in legal proceedings since the filing of such Form 10-K.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
For additional information about our risk factors, see Item 1A of our Annual Report, as well as any other risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2021 Quarter.

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
Fifth Amended and Restated Credit Agreement, dated as of April 8, 2021, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto.

*	22.1	List of Issuers and Guarantor Subsidiaries
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 5, 2021	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)