Form 10-Q
period 2021-06-30
GENESIS ENERGY LP
filed 2021-08-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 4, 2021.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,205	$21,282
Restricted cash	22,083	5,736
Accounts receivable - trade, net	433,310	392,465
Inventories	78,327	99,877
Other	61,796	60,809
Total current assets	619,721	580,169
FIXED ASSETS, at cost	5,312,157	5,173,475
Less: Accumulated depreciation	(1,437,510)	(1,322,141)
Net fixed assets	3,874,647	3,851,334
MINERAL LEASEHOLDS, net of accumulated depletion	550,959	552,575
EQUITY INVESTEES	302,940	319,068
INTANGIBLE ASSETS, net of amortization	127,947	128,742
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	144,013	153,925
OTHER ASSETS, net of amortization	41,301	45,847
TOTAL ASSETS	$5,963,487	$5,933,619
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$301,676	$198,433
Accrued liabilities	218,327	184,978
Total current liabilities	520,003	383,411
SENIOR SECURED CREDIT FACILITY, net	415,653	643,700
SENIOR UNSECURED NOTES, net	2,927,489	2,750,016
DEFERRED TAX LIABILITIES	13,719	13,317
OTHER LONG-TERM LIABILITIES	422,299	393,018
Total liabilities	4,299,163	4,183,462

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at June 30, 2021 and December 31, 2020	790,115	790,115
Redeemable noncontrolling interests, 201,705 and 141,249 preferred units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	204,647	141,194

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at June 30, 2021 and December 31, 2020	679,278	829,326
Accumulated other comprehensive loss	(9,122)	(9,365)
Noncontrolling interests	(594)	(1,113)
Total partners' capital	669,562	818,848
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,963,487	$5,933,619
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Offshore pipeline transportation	$73,221	$64,964	$137,605	$143,393
Sodium minerals and sulfur services	237,087	192,624	464,374	436,014
Marine transportation	47,626	56,720	87,957	119,066
Onshore facilities and transportation	145,921	74,159	335,138	229,917
Total revenues	503,855	388,467	1,025,074	928,390
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	124,684	43,447	285,435	155,399
Onshore facilities and transportation operating costs	15,833	18,238	32,095	36,486
Marine transportation operating costs	39,118	38,561	72,204	81,498
Sodium minerals and sulfur services operating costs	196,971	167,010	381,402	372,243
Offshore pipeline transportation operating costs	21,264	16,403	41,980	35,064
General and administrative	12,907	25,413	24,573	34,786
Depreciation, depletion and amortization	67,541	80,120	133,827	154,477
Impairment expense	—	277,495	—	277,495
Total costs and expenses	478,318	666,687	971,516	1,147,448
OPERATING INCOME (LOSS)	25,537	(278,220)	53,558	(219,058)
Equity in earnings of equity investees	14,222	12,618	34,882	26,777
Interest expense	(59,169)	(51,618)	(116,998)	(106,583)
Other income (expense)	(15,845)	(4,550)	(35,910)	5,708
Loss from operations before income taxes	(35,255)	(321,770)	(64,468)	(293,156)
Income tax expense	(525)	(795)	(747)	(430)
NET LOSS	(35,780)	(322,565)	(65,215)	(293,586)
Net loss (income) attributable to noncontrolling interests	(136)	10	(134)	26
Net income attributable to redeemable noncontrolling interests	(5,766)	(4,159)	(10,557)	(8,245)
NET LOSS ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(41,682)	$(326,714)	$(75,906)	$(301,805)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,368)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(60,366)	$(345,398)	$(113,274)	$(339,173)
NET LOSS PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.49)	$(2.82)	$(0.92)	$(2.77)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(35,780)	$(322,565)	$(65,215)	$(293,586)
Other comprehensive income:
Amortization of prior service cost	121	243	243	243
Total Comprehensive loss	(35,659)	(322,322)	(64,972)	(293,343)
Comprehensive loss (income) attributable to noncontrolling interests	(136)	10	(134)	26
Comprehensive income attributable to redeemable noncontrolling interests	(5,766)	(4,159)	(10,557)	(8,245)
Comprehensive loss attributable to Genesis Energy, L.P.	$(41,561)	$(326,471)	$(75,663)	$(301,562)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, March 31, 2021	122,579	$758,031	$(879)	$(9,243)	$747,909
Net income (loss)	—	(41,682)	136	—	(41,546)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	149	—	149
Other comprehensive income	—	—	—	121	121
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, March 31, 2020	122,579	$1,382,126	$(2,357)	$(8,431)	$1,371,338
Net loss	—	(326,714)	(10)	—	(326,724)
Cash distributions to partners	—	(18,386)	—	—	(18,386)
Cash contributions from noncontrolling interests	—	—	467	—	467
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net income (loss)	—	(75,906)	134	—	(75,772)
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Cash contributions from noncontrolling interests	—	—	385	—	385
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners' capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2019	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net loss	—	(301,805)	(26)	—	(301,831)
Cash distributions to partners	—	(85,805)	—	—	(85,805)
Cash contributions from noncontrolling interests	—	—	1,844	—	1,844
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners' capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,215)	$(293,586)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation, depletion and amortization	133,827	154,477
Impairment expense	—	277,495
Amortization and write-off of debt issuance costs, premium and discount	6,965	14,971
Amortization of non-cash costs on previously owned direct financing leases	—	(5,802)
Payments received under previously owned direct financing leases (Note 4)	35,000	10,334
Equity in earnings of investments in equity investees	(34,882)	(26,777)
Cash distributions of earnings of equity investees	34,325	25,923
Non-cash effect of long-term incentive compensation plans	2,884	(3,647)
Deferred and other tax liabilities	402	130
Unrealized losses (gains) on derivative transactions	32,377	(9,811)
Cancellation of debt income	—	(19,725)
Other, net	11,229	8,662
Net changes in components of operating assets and liabilities (Note 14)	31,272	19,518
Net cash provided by operating activities	188,184	152,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(111,412)	(69,438)
Cash distributions received from equity investees - return of investment	17,015	13,036
Proceeds from asset sales	32	304
Net cash used in investing activities	(94,365)	(56,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	366,600	684,500
Repayments on senior secured credit facility	(592,100)	(590,800)
Proceeds from issuance of senior unsecured notes (Note 9)	259,375	750,000
Net proceeds from issuance of preferred units (Note 10)	53,018	—
Repayment of senior unsecured notes (Note 9)	(80,859)	(820,713)
Debt issuance costs	(11,365)	(13,297)
Contributions from noncontrolling interests	385	1,844
Distributions to common unitholders	(36,774)	(85,805)
Distributions to preferred unitholders	(37,368)	(37,368)
Other, net	4,539	4,671
Net cash used in financing activities	(74,549)	(106,968)
Net increase (decrease) in cash, restricted cash, and cash equivalents	19,270	(10,904)
Cash, restricted cash and cash equivalents at beginning of period	27,018	56,405
Cash, restricted cash and cash equivalents at end of period	$46,288	$45,501
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
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as the processing of high sulfur (or "sour") gas streams for refineries to remove the sulfur, and the selling of the related by-product, sodium hydrosulfide (or "NaHS", commonly pronounced "nash");
•Onshore facilities and transportation, which include the terminalling, blending, storing, marketing and transporting of crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products); and
•Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
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
We have a designated internal management team to provide resources, updates, and support to our entire workforce during this pandemic, while maintaining a focus to ensure safety and well-being of our employees, the families of our employees, and the communities in which our businesses operate. We will continue to operate in the best interests of our employees, stakeholders, customers, partners, and suppliers and make any necessary changes as required by federal, state, or local authorities as we continue to actively monitor the situation.

Beginning in March 2020, Covid-19 caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand. Additionally, actions taken by OPEC and other oil exporting nations in that timeframe caused additional significant declines and volatility in the price of oil and gas. We continue to monitor the market environment and will evaluate whether any triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$73,221	$—	$47,626	$18,176	$139,023
Product Sales	—	212,434	—	127,745	340,179
Refinery Services	—	24,653	—	—	24,653
	$73,221	$237,087	$47,626	$145,921	$503,855

	Three Months Ended June 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$64,964	$—	$56,720	$21,845	$143,529
Product Sales	—	172,410	—	52,314	224,724
Refinery Services	—	20,214	—	—	20,214
	$64,964	$192,624	$56,720	$74,159	$388,467

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$137,605	$—	$87,957	$42,570	$268,132
Product Sales	—	417,212	—	292,568	709,780
Refinery Services	—	47,162	—	—	47,162
	$137,605	$464,374	$87,957	$335,138	$1,025,074

	Six Months Ended June 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$143,393	$—	$119,066	$62,835	$325,294
Product Sales	—	387,776	—	167,082	554,858
Refinery Services	—	48,238	—	—	48,238
	$143,393	$436,014	$119,066	$229,917	$928,390

    The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products.

Contract Assets and Liabilities
    The table below depicts our contract asset and liability balances at December 31, 2020 and June 30, 2021:

	Contract Assets		Contract Liabilities
	Current Assets- Other	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2020	$36,500	$12,065	$2,988	$19,834
Balance at June 30, 2021	30,813	—	2,669	18,576

Transaction Price Allocations to Remaining Performance Obligations
    We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2021. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2021	$31,048	$9,604
2022	75,623	4,698
2023	63,982	—
2024	56,326	—
2025	60,311	—
Thereafter	97,761	—
Total	$385,051	$14,302

4. Lease Accounting
Lessee Arrangements
    We lease a variety of transportation equipment (including trucks, trailers, and railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (under 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use assets and associated lease liabilities. Leases with a term of less than 12 months are not recorded on our Unaudited Condensed Consolidated Balance Sheets. Lease expenses are recognized on a straight line basis over the lease term.
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
Operating Leases
    During the three and six months ended June 30, 2021 and 2020, we acted as a lessor in revenue contracts associated with the M/T American Phoenix, which is included in our marine transportation segment. During the three and six months ended June 30, 2020, we acted as a lessor in our Free State pipeline system, which was included in our onshore facilities and transportation segment. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
M/T American Phoenix	$3,819	$6,734	$7,239	$13,377
Free State Pipeline (1)	—	1,499	—	3,422
(1) We sold the Free State pipeline to a subsidiary of Denbury, Inc. ("Denbury") on October 30, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Direct Finance Lease
    We formerly held a direct finance lease of the Northeast Jackson Dome ("NEJD") Pipeline. Under the terms of the finance lease, we were paid a quarterly payment, which commenced in August 3, 2008. During the third quarter of 2020, our customer, Denbury, defaulted under the agreement. On October 30, 2020 we executed an agreement with our customer to accelerate the remaining principal payments on the previously owned NEJD direct financing lease, payable in four equal installments. During the six months ended June 30, 2021, we collected $35.0 million and we have an outstanding receivable (included within "Accounts receivable- trade, net" on the Unaudited Condensed Consolidated Balance Sheet) of $35.0 million as of June 30, 2021 from Denbury for the remaining payments due in 2021 per the agreement. Additionally as part of this transaction, we transferred the ownership of all of our CO2 assets to Denbury, including the Free State pipeline system as noted previously.

5. Inventories
The major components of inventories were as follows:

	June 30, 2021	December 31, 2020
Petroleum products	$1,308	$5,840
Crude oil	23,597	37,661
Caustic soda	4,459	5,167
NaHS	10,701	9,101
Raw materials - Alkali operations	7,230	7,120
Work-in-process - Alkali operations	4,455	9,355
Finished goods, net - Alkali operations	13,279	13,002
Materials and supplies, net - Alkali operations	13,298	12,631
Total	$78,327	$99,877

    Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were recorded below cost by $0.5 million and $5.0 million as of June 30, 2021 and December 31, 2020, respectively, therefore we reduced the value of our inventory in our Unaudited Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	June 30, 2021	December 31, 2020
Crude oil pipelines and natural gas pipelines and related assets	$2,821,996	$2,811,030
Alkali facilities, machinery, and equipment	641,619	622,598
Onshore facilities, machinery, and equipment	268,689	267,810
Transportation equipment	21,348	19,470
Marine vessels	1,011,171	998,553
Land, buildings and improvements	221,146	219,382
Office equipment, furniture and fixtures	22,185	22,001
Construction in progress	260,742	170,740
Other	43,261	41,891
Fixed assets, at cost	5,312,157	5,173,475
Less: Accumulated depreciation	(1,437,510)	(1,322,141)
Net fixed assets	$3,874,647	$3,851,334

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2021	December 31, 2020
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(15,060)	(13,444)
Mineral leaseholds, net of accumulated depletion	$550,959	$552,575

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$64,148	$75,089	$126,850	$144,331
Depletion expense	704	841	1,616	1,804

During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation became uneconomic for producers and the demand and outlook for our rail logistics assets declined. As a result, we recognized impairment expense of $277.5 million associated with the rail logistics assets in our onshore facilities and transportation segment, including $272.7 million of net fixed assets and $4.8 million of right of use assets, net on the Unaudited Condensed Consolidated Balance Sheet. The fair value was calculated utilizing the income approach and assumptions were primarily based on level 3 inputs of the fair value hierarchy.
Asset Retirement Obligations
    We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2020:

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARO liability balance, December 31, 2020	$176,852
Accretion expense	5,177
Changes in estimate	97
Settlements	(2,824)
ARO liability balance, June 30, 2021	$179,302
    Of the ARO balances disclosed above, $12.3 million and $14.7 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. The remainder of the ARO liability as of June 30, 2021 and December 31, 2020 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheets.
    With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2021	$4,975
	2022	$9,384
	2023	$9,128
	2024	$9,783
	2025	$10,487
    Certain of our unconsolidated affiliates have AROs recorded at June 30, 2021 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2021 and December 31, 2020, the unamortized excess cost amounts totaled $327.6 million and $335.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Genesis’ share of operating earnings	$18,094	$16,490	$42,627	$34,522
Amortization of excess purchase price	(3,872)	(3,872)	(7,745)	(7,745)
Net equity in earnings	$14,222	$12,618	$34,882	$26,777
Distributions received (1)	$21,914	$18,394	$51,430	$38,959
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	June 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets
Current assets	$17,546	$30,465
Fixed assets, net	167,764	171,732
Other assets	5,447	4,673
Total assets	$190,757	$206,870
Liabilities and equity
Current liabilities	$13,649	$9,958
Other liabilities	229,836	237,595
Equity (Deficit)	(52,728)	(40,683)
Total liabilities and equity	$190,757	$206,870

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INCOME STATEMENT DATA:
Revenues	$33,757	$30,419	$76,170	$63,311
Operating income	$24,636	$21,922	$56,797	$45,528
Net income	$23,610	$20,636	$54,755	$42,219

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$589	$211	$800	$571	$229
Offshore pipeline contract intangibles	158,101	49,233	108,868	158,101	45,073	113,028
Other	33,629	14,761	18,868	29,244	13,759	15,485
Total	$192,530	$64,583	$127,947	$188,145	$59,403	$128,742

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets	$2,580	$4,146	$5,180	$8,262

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2021	$5,673
	2022	$11,244
	2023	$10,976
	2024	$10,661
	2025	$10,494
9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2021			December 31, 2020
	Principal	Unamortized Premium and Debt Issuance Costs	Net Value	Principal	Unamortized Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan (1)	$118,200	$—	$118,200	$643,700	$—	$643,700
Senior secured credit facility-Term Loan (2)	300,000	2,547	297,453	—	—	—
6.000% senior unsecured notes due 2023	—	—	—	80,859	504	80,355
5.625% senior unsecured notes due 2024	341,135	2,534	338,601	341,135	2,963	338,172
6.500% senior unsecured notes due 2025	534,834	5,046	529,788	534,834	5,639	529,195
6.250% senior unsecured notes due 2026	359,799	3,799	356,000	359,799	4,189	355,610
8.000% senior unsecured notes due 2027	1,000,000	7,401	992,599	750,000	13,022	736,978
7.750% senior unsecured notes due 2028	720,975	10,474	710,501	720,975	11,269	709,706
Total long-term debt	$3,374,943	$31,801	$3,343,142	$3,431,302	$37,586	$3,393,716
(1)    Unamortized debt issuance costs associated with our senior secured credit facility Revolving Loan, as defined below (included in Other Long Term Assets on the Unaudited Condensed Consolidated Balance Sheets), were $5.5 million and $5.8 million as of June 30, 2021 and December 31, 2020, respectively.
(2)    Unamortized debt issuance costs associated with our senior secured credit facility Term Loan, as defined below (included in Senior Secured Credit Facility, net on the Unaudited Condensed Consolidated Balance Sheets), was $2.5 million as of June 30, 2021.
Senior Secured Credit Facility
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our "new credit agreement") to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of a revolving loan facility with a borrowing capacity of $650 million (the "Revolving Loan") and a term loan facility of $300 million (the "Term Loan"). The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. At June 30, 2021, the key terms for rates under our Revolving Loan (which are dependent on our leverage ratio as defined in the new credit agreement) and Term Loan, are as follows:
•Revolving Loan: The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity on such day plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Eurodollar borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2021, the applicable margins on our borrowings were 2.75% for alternate base rate borrowings and 3.75% for Eurodollar rate borrowings based on our leverage ratio.
•Term Loan: The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate and the Eurodollar rates for our Term Loan are calculated consistent with

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
our Revolving Loan discussed above, and the applicable margin is fixed at 3.75% on Eurodollar borrowings and 2.75% on alternate base rate borrowings for the Term Loan.
•Letter of credit fee rates range from 2.25% to 3.75% based on our leverage ratio as computed under the credit facility and can fluctuate quarterly. At June 30, 2021, our letter of credit rate was 3.75%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2021, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million, subject to lender consent and certain other customary conditions.
At June 30, 2021, we had $118.2 million outstanding under our Revolving Loan, with $19.6 million of the borrowed amount designated as a loan under the inventory sublimit. Our new credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.3 million was outstanding at June 30, 2021. Due to the revolving nature of loans under our Revolving Loan, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our Revolving Loan at June 30, 2021 was $530.5 million, subject to compliance with covenants.
At June 30, 2021, we had $300 million borrowed under our Term Loan. Principal repayments on the Term Loan under our new credit agreement are as follows:

Year	Principal Due (1)
2021	$15,000
2022	60,000
2023	100,000
2024	125,000
(1)    Principal repayments of $15 million are due at the end of each calendar quarter starting December 31, 2021 until December 31, 2022. Principal repayments of $25 million are due at the end of each calendar quarter during 2023, with the remaining balance due at the maturity date of March 15, 2024. We intend to make the scheduled repayments on our Term Loan with the available borrowing capacity under our Revolving Loan.
Under our new credit agreement, the permitted maximum consolidated leverage ratio is 5.85x through June 30, 2021, 5.75x through March 31, 2022, and then 5.50x thereafter. The permitted maximum consolidated senior secured leverage ratio is 2.50x, and the minimum interest coverage ratio is 2.50x for the full term of the agreement. As of June 30, 2021, we were in compliance with the financial covenants contained in our new credit agreement and indentures for our senior unsecured notes indentures as described below.
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 1, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year. That issuance generated net proceeds of $736.7 million, net of issuance costs incurred. We used $554.8 million of the net proceeds to redeem the portion of the 6.75% senior unsecured notes due August 1, 2022 (the "2022 Notes") (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the "2027 Notes"). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the "2023 Notes") (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
debt issuance costs, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit agreement.
During 2020, we repurchased certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $18.5 million and $19.7 million for the three and six months ended June 30, 2020, respectively. These are recorded within "Other income (expense)" in our Unaudited Consolidated Statements of Operations.

Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% owned domestic subsidiaries (the "Guarantor Subsidiaries"), except the subsidiaries that hold our Alkali Business, Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline LLC's pipeline was transferred in October 2020. Genesis NEJD Pipeline LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Genesis Alkali Holdings Company, LLC ("Alkali Holdings") and Genesis Energy, L.P., to the extent agreed to in the services agreement between Genesis Energy, L.P. and Alkali Holdings dated as of September 23, 2019 (the "Services Agreement").
10. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2021, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.15	$18,387
2nd Quarter	August 14, 2020		$0.15	$18,387
3rd Quarter	November 13, 2020		$0.15	$18,387
4th Quarter	February 12, 2021		$0.15	$18,387
2021
1st Quarter	May 14, 2021		$0.15	$18,387
2nd Quarter	August 13, 2021	(1)	$0.15	$18,387
(1) This distribution was declared on July 7, 2021 and will be paid to unitholders of record as of July 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class A Convertible Preferred Units
At June 30, 2021 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
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
    Net Loss Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net Loss Attributable to Genesis Energy, L.P. was reduced by $18.7 million and $37.4 million for the three and six months ended June 30, 2021 and 2020.
    We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.7374	$18,684
4th Quarter	February 12, 2021		$0.7374	$18,684
2021
1st Quarter	May 14, 2021		$0.7374	$18,684
2nd Quarter	August 13, 2021	(1)	$0.7374	$18,684
(1) This distribution was declared on July 7, 2021 and will be paid to unitholders of record as of July 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
    On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with GSO Capital Partners LP (collectively "GSO") purchased $55,000,000 (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility (the "Granger Optimization Project" or "GOP"). On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of GSO was increased to, subject to compliance with the covenants contained in the agreements with GSO, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. As of June 30, 2021, there are 201,705 Alkali Holdings preferred units outstanding.
Accounting for Redeemable Noncontrolling Interests
    Classification
    The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
    Initial and Subsequent Measurement
    We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of June 30, 2021 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Loss Attributable to Genesis Energy, L.P. for the three months ended June 30, 2021 includes $5.8 million of adjustments, of which $4.9 million was allocated to the paid-in-kind ("PIK") distributions on the outstanding Alkali Holdings preferred units and $0.9 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the six months ended June 30, 2021 includes $10.6 million of adjustments, of which $9.0 million was allocated to the PIK distributions on the outstanding Alkali Holdings preferred units and $1.6 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the three months ended June 30, 2020 includes $4.2 million of adjustments, of which $3.4 million was allocated to the PIK distributions and $0.8 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the six months ended June 30, 2020 includes $8.2 million of adjustments, of which $6.7 million was allocated to the PIK distributions and $1.5 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended June 30, 2021 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and PIK distributions and is reduced by tax distributions paid to the unitholders, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units.
    As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of June 30, 2021, the redemption amount would be equal to $248.9 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2020 to June 30, 2021:

Balance as of December 31, 2020	$141,194
Issuance of preferred units, net of issuance costs (1)	59,247
PIK distribution	8,955
Redemption accretion	1,602
Tax distributions (1)	(6,351)
Balance as of June 30, 2021	$204,647
(1) During the period ended June 30, 2021, we issued 6,356 Alkali Holdings preferred units to GSO to satisfy the company's obligation to pay tax distributions. Additionally, we issued 54,100 Alkali Holdings preferred units to GSO during the six months ended June 30, 2021 to continue to fund the GOP.

11. Net Loss Per Common Unit
    Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
    The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and six months ended June 30, 2021, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
    The following table reconciles net loss and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss Attributable to Genesis Energy L.P.	$(41,682)	$(326,714)	$(75,906)	$(301,805)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,368)
Net Loss Available to Common Unitholders	$(60,366)	$(345,398)	$(113,274)	$(339,173)

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Loss per Common Unit	$(0.49)	$(2.82)	$(0.92)	$(2.77)

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Business Segment Information
    We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and the selling of the related by-product, NaHS;
•Onshore facilities and transportation – terminalling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt, and other heavy refined products); and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
    Substantially all of our revenues are derived from our assets that are located in the United States.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended June 30, 2021
Segment margin (a)	$83,106	$38,194	$22,368	$8,468	$152,136
Capital expenditures (b)	$19,421	$80,560	$2,487	$11,157	$113,625
Revenues:
External customers	$73,221	$239,258	$144,406	$46,970	$503,855
Intersegment (c)	—	(2,171)	1,515	656	—
Total revenues of reportable segments	$73,221	$237,087	$145,921	$47,626	$503,855
Three Months Ended June 30, 2020
Segment margin (a)	$75,148	$24,824	$21,215	$18,138	$139,325
Capital expenditures (b)	$1,983	$33,462	$829	$3,493	$39,767
Revenues:
External customers	$64,964	$194,543	$74,690	$54,270	$388,467
Intersegment (c)	—	(1,919)	(531)	2,450	—
Total revenues of reportable segments	$64,964	$192,624	$74,159	$56,720	$388,467
Six Months Ended June 30, 2021
Segment Margin (a)	$167,375	$81,914	$43,367	$15,577	$308,233
Capital expenditures (b)	$30,949	$90,598	$3,586	$22,871	$148,004
Revenues:
External customers	$137,605	$468,564	$332,556	$86,349	$1,025,074
Intersegment (c)	—	(4,190)	2,582	1,608	—
Total revenues of reportable segments	$137,605	$464,374	$335,138	$87,957	$1,025,074
Six Months Ended June 30, 2020
Segment Margin (a)	$160,394	$61,765	$49,314	$37,140	$308,613
Capital expenditures (b)	$3,010	$48,437	$1,986	$17,725	$71,158
Revenues:
External customers	$143,393	$440,078	$231,489	$113,430	$928,390
Intersegment (c)	—	(4,064)	(1,572)	5,636	—
Total revenues of reportable segments	$143,393	$436,014	$229,917	$119,066	$928,390
(a)A reconciliation of total Segment Margin to net loss attributable to Genesis Energy, L.P. for the periods is presented below.
(b)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(c)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Total assets by reportable segment were as follows:

	June 30, 2021	December 31, 2020
Offshore pipeline transportation	$2,152,939	$2,187,083
Sodium minerals and sulfur services	2,041,083	1,962,146
Onshore facilities and transportation	1,011,805	1,035,662
Marine transportation	710,870	711,058
Other assets	46,790	37,670
Total consolidated assets	$5,963,487	$5,933,619

Reconciliation of total Segment Margin to net loss attributable to Genesis Energy, L.P.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Segment Margin	$152,136	$139,325	$308,233	$308,613
Corporate general and administrative expenses	(12,359)	(24,867)	(23,511)	(31,359)
Depreciation, depletion, amortization and accretion	(69,684)	(82,580)	(138,681)	(158,558)
Interest expense	(59,169)	(51,618)	(116,998)	(106,583)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,692)	(5,776)	(16,548)	(12,182)
Other non-cash items (2)	(14,683)	(23,291)	(33,127)	8,777
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(2,294)	(35,000)	(4,532)
Cancellation of debt income (4)	—	18,532	—	19,725
Loss on extinguishment of debt (4)	—	—	(1,627)	(23,480)
Differences in timing of cash receipts for certain contractual arrangements (5)	(6,446)	(11,638)	(6,745)	(16,128)
Impairment expense (6)	—	(277,495)	—	(277,495)
Provision for leased items no longer in use	6	(58)	(598)	72
Redeemable noncontrolling interest redemption value adjustments (7)	(5,766)	(4,159)	(10,557)	(8,245)
Income tax expense	(525)	(795)	(747)	(430)
Net loss attributable to Genesis Energy, L.P.	$(41,682)	$(326,714)	$(75,906)	$(301,805)
(1)    Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)     The three and six months ended June 30, 2021 include a $14.3 million unrealized loss and $32.8 million unrealized loss, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2020 include a $21.8 million unrealized loss and $10.7 million unrealized gain, respectively, from the valuation of the embedded derivative. Refer to Note 16 for details.
(3)    The three and six months ended June 30, 2021 include $17.5 million and $35.0 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. The three and six months ended June 30, 2020 include $2.3 million and $4.5 million, respectively, in cash receipts not included in income associated with principal repayments on our NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility. See Note 4 for details.
(4)     Refer to Note 9 for details surrounding the repurchases of certain of our senior unsecured notes and the extinguishment of our 2022 Notes and 2023 Notes.
(5)    Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6)    Refer to Note 6 for details surrounding our non-cash impairment expense recorded for the three and six months ended June 30, 2020.
(7) Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenues from services and fees to Poseidon(1)	$3,242	$3,035	$7,028	$6,182
Revenues from product sales to ANSAC	71,329	48,695	139,284	121,774
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon(1)	238	249	478	503
Charges for services from ANSAC	519	629	697	1,461
(1)We own a 64% interest in Poseidon.

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

Poseidon
    We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2021 reflect $2.4 million and $4.7 million, respectively, associated with this agreement. Our revenues for the three and six months ended June 30, 2020 reflect $2.3 million and $4.6 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2021 and December 31, 2020, Poseidon owed us $2.9 million and $2.6 million, respectively, for services rendered.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of June 30, 2021, such amount is not material to us.
    Net Sales to ANSAC were $71.3 million and $139.3 million during the three and six months ended June 30, 2021 and were $48.7 million and $121.8 million during the three and six months ended June 30, 2020. The costs charged to us by ANSAC, included in sodium minerals and sulfur services operating costs, were $0.5 million and $0.7 million during the three and six months ended June 30, 2021 and were $0.6 million and $1.5 million during the three and six months ended June 30, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Receivables:
ANSAC	$66,178	$43,400
Payables:
ANSAC	$169	$470

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2021	2020
(Increase) decrease in:
Accounts receivable	$(77,785)	$178,509
Inventories	21,550	(44,394)
Deferred charges	9,823	9,240
Other current assets	(4,835)	(9,919)
Increase (decrease) in:
Accounts payable	49,809	(93,080)
Accrued liabilities	32,710	(20,838)
Net changes in components of operating assets and liabilities	$31,272	$19,518
Payments of interest and commitment fees were $78.0 million and $97.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. We capitalized interest of $1.4 million and $1.0 million during the six months ended June 30, 2021 and June 30, 2020, respectively.
At June 30, 2021 and June 30, 2020, we had incurred liabilities for fixed and intangible asset additions totaling $71.5 million and $25.5 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our GOP, which has the ability to be fully financed with our Alkali Holding preferred units, subject to compliance with the covenants contained in the agreements with GSO (Note 10).

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
    Additionally, we enter into swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts and future purchase contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales. We had no outstanding swap contracts at June 30, 2021.
    At June 30, 2021, we entered into the following outstanding derivative commodity contracts to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	92	—
Weighted average contract price per bbl	$70.71	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	204	10
Weighted average contract price per bbl	$70.75	$72.66
Natural gas futures:
Contract volumes (10,000 MMBTU)	15	15
Weighted average contract price per MMBTU	$3.55	$3.14
Crude oil options:
Contract volumes (1,000 bbls)	8	—
Weighted average premium received/paid	$5.59	$—
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the estimated fair value gain (loss) position of our derivatives at June 30, 2021 and December 31, 2020:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2021	December 31, 2020
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$65	$732
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(65)	(732)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	—	616
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$13	$1,022
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(13)	(1,022)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(85,154)	(52,372)
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(605)	$(2,114)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	605	2,114
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(267)	$(3,345)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	267	3,073
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$(272)
 (1)    These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2021, we had a net broker receivable of approximately $1.5 million (consisting of initial margin of $1.5 million and no variation margin).  As of December 31, 2020, we had a net broker receivable of approximately $3.4 million

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(consisting of initial margin of $3.3 million increased by $0.1 million of variation margin).  At June 30, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
    A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in "Other income (expense)" in our Unaudited Condensed Consolidated Statement of Operations. At June 30, 2021, the fair value of this embedded derivative was a liability of $85.2 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(1,563)	$(10,936)	$(7,460)	$(10,207)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	(1,779)	(2,642)	(5,700)	(4,017)
Total commodity derivatives		$(3,342)	$(13,578)	$(13,160)	$(14,224)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	$30	$983	$(37)	$551

Preferred Distribution Rate Reset Election	Other income (expense)	$(14,344)	$(21,839)	$(32,782)	$10,706
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value at			Fair Value at
	June 30, 2021			December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$78	$—	$—	$1,754	$616	$—
Liabilities	$(872)	$—	$—	$(5,459)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(85,154)	$—	$—	$(52,372)

Rollforward of Level 3 Fair Value Measurements

    The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Six Months Ended June 30,
2021
Balance as of December 31, 2020	$(52,372)
Unrealized loss for the period included in earnings	(32,782)
Balance as of June 30, 2021	$(85,154)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2021.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, credit spread, default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at June 30, 2021. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to a decrease in our discount yield compared to the preceding quarters, as well as the passage of time as we draw nearer to our coupon rate reset date in 2022, we recorded unrealized losses of $14.3 million and $32.8 million, respectively, for the three and six months ended June 30, 2021. During the second quarter of 2020, we recorded an unrealized loss of $21.8 million, while in the first quarter of 2020, we recorded an unrealized gain of $32.5 million, due to the significant changes and fluctuations in the energy industry credit markets and our common unit price during the period. These effects are all recorded within "Other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2021 our senior unsecured notes had a carrying value of $2.9 billion and fair value of $3.0 billion compared to a carrying value of $2.8 billion and fair value of $2.7 billion at December 31, 2020. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the audited financial statements and related notes, together with our discussion and analysis of financial position and results of operations, included in our Annual Report.
Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are the following sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $41.7 million during the three months ended June 30, 2021 (the "2021 Quarter") compared to Net Loss Attributable to Genesis Energy, L.P. of $326.7 million during the three months ended June 30, 2020 (the "2020 Quarter").
Net Loss Attributable to Genesis Energy, L.P. in the 2020 Quarter was negatively impacted by impairment expense of $277.5 million associated with the rail logistics assets included within our onshore facilities and transportation segment and a one-time charge of approximately $13 million associated with certain severance and restructuring costs included within general and administrative costs and expenses. Additionally, the 2020 Quarter included cancellation of debt income of $18.5 million, which is recorded within "Other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations, associated with the open market repurchase and extinguishment of certain of our senior unsecured notes.
Net Loss Attributable to Genesis Energy, L.P. in the 2021 Quarter was impacted, relative to the 2020 Quarter, by: (i) lower depreciation, depletion and amortization expense of $12.6 million primarily due to lower depreciation expense on our rail logistics assets as they were impaired during 2020; (ii) an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $14.3 million in the 2021 Quarter compared to an unrealized (non-cash) loss of $21.8 million during the 2020 Quarter recorded within Other income (expense); and (iii) higher interest expense of $7.6 million (see "Other Costs, Interest, and Income Taxes" below for additional discussion regarding interest expense).
Cash flow from operating activities was $111.0 million for the 2021 Quarter compared to $62.6 million for the 2020 Quarter. This increase is primarily attributable to higher Segment Margin of $12.8 million in the 2021 Quarter and positive changes in working capital.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $49.6 million for the 2021 Quarter, a decrease of $0.8 million, or 1.7%, from the 2020 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $152.1 million for the 2021 Quarter, an increase of $12.8 million, or 9%, from the 2020 Quarter. A more detailed discussion of our segment results and other costs are included below in "Results of Operations".
    See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
    Distribution
In July 2021, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2021 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 13, 2021 to unitholders of record at the close of business on July 30, 2021.

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
    Beginning in March 2020, Covid-19 caused commodity prices to decline due to, among other things, reduced industrial activity and travel demand. Additionally, actions taken by OPEC and other oil exporting nations in that timeframe caused additional declines and volatility in the price of oil and gas. While we have seen some recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the continued uncertainty of the pandemic, which could further negatively impact oil, natural gas, and petroleum products and industrial products.
    Due to the economic effects from commodity prices and Covid-19, demand and volumes throughout our businesses were negatively impacted throughout 2020 beginning in the second quarter. Additionally, during 2020, our businesses were negatively impacted by lower refinery utilization, crude differentials, supply and demand imbalances in our Alkali Business, and an unprecedented hurricane season. However, we began to see economic recovery across a majority of our asset footprint as we exited 2020, which has continued during 2021. Specifically, during 2021, our offshore pipeline transportation segment experienced volumes at its normal run rate as we resumed normal operations on our CHOPS pipeline. Additionally, our Alkali Business has continued to see volume demand recovery and continued pricing recovery on our ANSAC export volumes.
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
We believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which included the reduction of our distribution to common unitholders beginning in the first quarter of 2020 and continuing to recognize the benefits from our cost savings initiative in the second quarter of 2020. Additionally, during the 2021 Quarter, we successfully refinanced and extended our senior secured credit facility and issued an additional $250 million in aggregate principal amount of our 2027 Notes. These two events resulted in no scheduled maturities of long-term debt until 2024, other than the minimal quarterly payments due on the Term Loan under our new credit agreement beginning at the end of 2021 (which will be financed by the available borrowing capacity under the Revolving Loan under our new credit agreement). Refer to "Liquidity and Capital Resources" for additional discussion.

Results of Operations
Revenues and Costs and Expenses
    Our revenues for the 2021 Quarter increased $115.4 million, or 30%, from the 2020 Quarter and our total costs and expenses (excluding impairment expense) as presented on the Unaudited Condensed Consolidated Statements of Operations increased $89.1 million, or 23%, between the two periods, with a net increase to our operating income of $26.3 million.
The increase in our operating income during the 2021 Quarter is primarily driven by: (i) lower general and administrative costs as the 2020 Quarter included a one-time charge of approximately $13 million associated with certain severance and restructuring costs; and (ii) lower depreciation, depletion, and amortization of $12.6 million primarily due to lower depreciation expense on our rail logistics assets as they were impaired during 2020.
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
    As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased to $66.07 per barrel in the 2021 Quarter, as compared to $27.85 per barrel in the 2020 Quarter. Impacts from Covid-19 along with actions taken by OPEC and other oil exporting nations beginning in early 2020 have caused significant and continued price volatility in oil and gas prices.
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
    As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior December and January of the current year or periodically (often quarterly) throughout the current year, and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, net income and Available Cash before Reserves as these fluctuations may have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2021 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2020 Quarter due to increased sales volumes and more favorable ANSAC pricing. For additional information, see our segment-by-segment analysis below.
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
Segment Margin
    The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Offshore pipeline transportation	$83,106	$75,148	$167,375	$160,394
Sodium minerals and sulfur services	38,194	24,824	81,914	61,765
Onshore facilities and transportation	22,368	21,215	43,367	49,314
Marine transportation	8,468	18,138	15,577	37,140
Total Segment Margin	$152,136	$139,325	$308,233	$308,613

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

    A reconciliation of total Segment Margin to Net Loss Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Segment Margin	$152,136	$139,325	$308,233	$308,613
Corporate general and administrative expenses	(12,359)	(24,867)	(23,511)	(31,359)
Depreciation, depletion, amortization and accretion	(69,684)	(82,580)	(138,681)	(158,558)
Interest expense	(59,169)	(51,618)	(116,998)	(106,583)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,692)	(5,776)	(16,548)	(12,182)
Other non-cash items (2)	(14,683)	(23,291)	(33,127)	8,777
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(2,294)	(35,000)	(4,532)
Cancellation of debt income	—	18,532	—	19,725
Provision for leased items no longer in use	6	(58)	(598)	72
Differences in timing of cash receipts for certain contractual arrangements (4)	(6,446)	(11,638)	(6,745)	(16,128)
Loss on debt extinguishment (5)	—	—	(1,627)	(23,480)
Impairment expense	—	(277,495)	—	(277,495)
Redeemable noncontrolling interest redemption value adjustments (6)	(5,766)	(4,159)	(10,557)	(8,245)
Income tax expense	(525)	(795)	(747)	(430)
Net Loss Attributable to Genesis Energy, L.P.	$(41,682)	$(326,714)	$(75,906)	$(301,805)
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2021 include a $14.3 million unrealized loss and a $32.8 million unrealized loss, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2020 include a $21.8 million unrealized loss and $10.7 million unrealized gain, respectively, from the valuation of the embedded derivative.
(3)The three and six months ended June 30,2021 include $17.5 million and $35.0 million, respectively, and the three and six months ended June 30,2020 include $2.3 million and $4.5 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The six months ended June 30, 2021 includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. The six months ended June 30, 2020 includes the transaction costs associated with the tender and redemption of our 2022 Notes, as well as the write-off of the unamortized issuance costs and discount associated with these notes.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
    Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$70,153	$61,003	$132,815	$130,584
Offshore natural gas pipeline revenue, excluding non-cash revenues	10,567	10,302	20,964	23,639
Offshore pipeline operating costs, excluding non-cash expenses	(19,328)	(14,010)	(37,334)	(31,742)
Distributions from equity investments (1)	21,714	17,853	50,930	37,913
Offshore pipeline transportation Segment Margin	$83,106	$75,148	$167,375	$160,394

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,963	196,962	160,940	219,572
Poseidon	265,359	253,341	302,180	266,261
Odyssey	125,170	114,006	131,771	133,375
GOPL (2)	8,646	2,631	7,716	4,940
Total crude oil offshore pipelines	604,138	566,940	602,607	624,148

Natural gas transportation volumes (MMBtus/d)	347,123	329,876	336,456	375,283

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	204,963	196,962	160,940	219,572
Poseidon	169,830	162,138	193,395	170,407
Odyssey	36,299	33,062	38,214	38,679
GOPL (2)	8,646	2,631	7,716	4,940
Total crude oil offshore pipelines	419,738	394,793	400,265	433,598

Natural gas transportation volumes (MMBtus/d)	108,695	106,919	105,614	127,695
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2021 and 2020, respectively.
(2)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Offshore pipeline transportation Segment Margin for the 2021 Quarter increased $8.0 million, or 11%, from the 2020 Quarter primarily due to higher crude oil and natural gas transportation volumes. During the 2021 Quarter, we transported higher volumes on our 100% owned SEKCO pipeline as a result of increased production activity from the Buckskin and Lucius fields, which are fully dedicated to SEKCO and further downstream to Poseidon. Additionally, we experienced less downtime during the 2021 Quarter, as the 2020 Quarter was impacted by extended downtime due to the economic environment from the Covid-19 pandemic and as a result of weather interruptions from Tropical Storm Cristobal.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
    Offshore pipeline transportation Segment Margin for the first six months of 2021 increased $7.0 million, or 4%, from the first six months of 2020, primarily as a result of the increased volumes transported on our 100% owned SEKCO pipeline as a result of increased production activity from the Buckskin and Lucius fields, which are fully dedicated to SEKCO and further downstream to Poseidon. This increase in volumes was partially offset by lower volumes during 2021 on our CHOPS pipeline, as it was out of service through February 3, 2021 due to damage at a junction platform that the system goes up and over as a result of the 2020 hurricane season. On February 4, 2021, we placed the CHOPS pipeline back into service upon the installation of a bypass that allows our pipeline to operate around the junction platform. The lower CHOPS pipeline volumes were partially offset by increased distributions from our equity method investments, primarily associated with our 64% owned Poseidon oil pipeline system, as we were able to successfully divert CHOPS volumes to Poseidon during its out of service period.

    Sodium Minerals and Sulfur Services Segment
    Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Volumes sold:
NaHS volumes (Dry short tons "DST")	28,052	21,942	56,854	52,024
Soda Ash volumes (short tons sold)	772,132	594,810	1,534,952	1,417,057
NaOH (caustic soda) volumes (DST)	21,124	20,326	41,386	36,629

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$30,134	$23,326	$60,270	$56,517
NaOH (caustic soda) revenues	9,799	8,644	18,206	16,085
Revenues associated with Alkali Business	173,779	141,898	341,103	318,134
Other revenues	893	462	1,823	1,105
Total external segment revenues, excluding non-cash revenues(1)	$214,605	$174,330	$421,402	$391,841

Segment Margin (in thousands)	$38,194	$24,824	$81,914	$61,765

Average index price for NaOH per DST(2)	$755	$698	$702	$673
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Sodium minerals and sulfur services Segment Margin for the 2021 Quarter increased $13.4 million, or 54%. This increase is primarily due to higher soda ash volumes and favorable export pricing in our Alkali Business and higher NaHS sales volumes in our refinery services business during the 2021 Quarter. During the 2020 Quarter, volume demand in our Alkali Business was significantly impacted by the worldwide economic shutdowns and uncertainty from the Covid-19 pandemic. As economies have continued to open up and reduce restrictions, we have seen demand recovery, both domestically and internationally through ANSAC. We continued to produce at a high rate at our Westvaco facility during the 2021 Quarter, despite a short halt in production for our long-wall move and certain other planned maintenance activities. Additionally, we saw slightly favorable export pricing in the 2021 Quarter relative to the 2020 Quarter and sequentially from the first quarter of 2021, which is evidence that the supply and demand balance is becoming more balanced. These increases were partially offset by lower domestic pricing and lower sales volumes associated with our Granger facility, as it was put in cold standby during the second half of 2020. Our Granger facility is expected to come back online during the second half of 2023 upon the completion of the GOP. In our refinery services business, we reported higher NaHS volumes in the 2021 Quarter due to improved volume demand from our domestic pulp and paper customer base that was negatively impacted in 2020 as a result of the timing of spring turnarounds and outages due to the Covid-19 pandemic.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
    Sodium minerals and sulfur services Segment Margin for the first six months of 2021 increased $20.1 million, or 33%, from the first six months of 2020. This increase is primarily due to higher soda ash volumes and more favorable export pricing in our Alkali Business and higher NaHS sales volumes in our refinery services business during 2021. During the 2020 Quarter, volume demand in our Alkali Business was significantly impacted by the worldwide economic shutdowns and uncertainty from the Covid-19 pandemic. As economies have continued to open up and reduce restrictions, we have seen demand recovery, both domestically and internationally through ANSAC, and continued to produce at a high rate at our Westvaco facility during 2021. Additionally, relative to 2020, we benefited from slightly favorable export pricing in 2021. These increases were partially offset by lower domestic pricing and lower sales volumes associated with our Granger facility, as it was put in cold standby during the second half of 2020. Our Granger facility is expected to come back online during the second half of 2023 upon the completion of the GOP. In our refinery services business, we reported higher NaHS volumes in 2021 primarily due to improved demand from our domestic pulp and paper customer base that was negatively impacted in 2020 as a result of the timing of spring turnarounds and outages due to the Covid-19 pandemic. This was partially offset by lower demand from our mining customers, primarily in Peru.

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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$136,148	$59,830	$314,710	$195,137
Crude oil and CO2 pipeline tariffs and revenues	8,902	14,145	18,877	34,006
Distributions from unrestricted subsidiaries not included in income (1)	17,500	2,294	35,000	4,532
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(124,383)	(42,783)	(286,367)	(154,277)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(15,431)	(17,877)	(30,697)	(36,370)
Other	(368)	5,606	(8,156)	6,286
Segment Margin	$22,368	$21,215	$43,367	$49,314

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	84,551	62,261	58,800	73,380
Jay	7,933	5,067	8,356	7,540
Mississippi	5,327	4,883	5,213	5,646
Louisiana (2)	46,319	33,032	54,821	83,635
Onshore crude oil pipelines total	144,130	105,243	127,190	170,201

CO2 pipeline (average Mcf/day):
Free State (3)	—	94,282	—	114,558

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	20,653	21,874	26,028	23,996
Rail unload volumes	3,556	4,150	21,803	49,095
(1) The three and six months ended June 30, 2021 include cash payments received from our previously owned NEJD pipeline of $17.5 million and $35.0 million not included in income, respectively. The three and six months ended June 30, 2020 includes cash payments received from the NEJD pipeline of $5.2 million and $10.3 million, respectively, of which $2.3 million and $4.5 million, respectively, were not included in income.
(2) Total daily volume for the three and six months ended June 30, 2021 includes 39,875 and 32,397 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and six months ended June 30, 2020 includes 28,851 and 36,586 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(3) The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Onshore facilities and transportation Segment Margin for the 2021 Quarter increased $1.2 million, or 5%. This increase is primarily due to higher cash receipts received during the 2021 Quarter from Denbury of approximately $12.3 million associated with our previously owned NEJD pipeline as a result of our agreement reached during the fourth quarter of 2020. This increase was partially offset by: (i) lower contracted minimum volume commitments with our main customer associated with our Baton Rouge corridor assets (including rail, terminal and pipeline volumes), as these commitments stepped down beginning in 2021, and the use of built up prepaid transportation credits during the 2021 Quarter by our main customer; and (ii) the divestiture of our Free State pipeline during the fourth quarter of 2020, which contributed positively to Segment Margin in the 2020 Quarter.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
    Onshore facilities and transportation Segment Margin for the first six months of 2021 decreased $5.9 million, or 12%, from the first six months of 2020. This decrease was primarily due to lower rail unload and crude oil pipeline volumes associated with our Baton Rouge corridor assets, in addition to our customer utilizing certain of its prepaid transportation credits that accumulated during 2020, and the divestiture of our Free State pipeline during the fourth quarter of 2020, which contributed positively to Segment Margin during the six months ended June 30, 2020. These decreases were partially offset by higher cash receipts received during the six months ended June 30, 2021 from Denbury of approximately $24.7 million associated with our previously owned NEJD pipeline as a result of our agreement reached during the fourth quarter of 2020.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues (in thousands):
Inland freight revenues	$18,231	$25,805	$35,746	$53,377
Offshore freight revenues	16,504	22,268	31,030	43,359
Other rebill revenues (1)	12,891	8,647	21,181	22,330
Total segment revenues	$47,626	$56,720	$87,957	$119,066

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$39,158	$38,582	$72,380	$81,926

Segment Margin (in thousands)	$8,468	$18,138	$15,577	$37,140

Fleet Utilization: (2)
Inland Barge Utilization	81.2%	87.6%	76.6%	90.5%
Offshore Barge Utilization	96.8%	96.8%	96.3%	98.1%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Marine transportation Segment Margin for the 2021 Quarter decreased $9.7 million, or 53%, from the 2020 Quarter. This decrease is primarily attributable to lower utilization and day rates in our inland business during the 2021 Quarter and lower rates in our offshore barge operation, including our M/T American Phoenix tanker. During the 2021 Quarter, we began to see sequential improvement in the offshore barge spot market pricing, but we expect to see continued pressure on our utilization, and to an extent, the spot rates in our inland business as Midwest and Gulf Coast refineries have continued to run at lower utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
    Marine transportation Segment Margin for the first six months of 2021 decreased $21.6 million, or 58%, from the first six months of 2020. This decrease is primarily attributable to lower utilization and day rates in our inland business during the 2021 Quarter and lower rates in our offshore barge operation, including our M/T American Phoenix tanker. We expect to see continued pressure on our utilization, and to an extent, the spot rates in our inland business as Midwest and Gulf Coast refineries have continued to run at lower utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows. We also re-contracted our M/T American Phoenix tanker beginning in the 2021 Quarter for one year, but at a lower rate than our previous long-term contract that ended during the second half of 2020.

Other Costs, Interest, and Income Taxes
    General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$10,368	$23,364	$19,789	$34,157
Segment	1,036	1,073	2,087	2,138
Long-term incentive compensation expense	882	955	1,962	(1,530)
Third party costs related to business development activities and growth projects	621	21	735	21
Total general and administrative expenses	$12,907	$25,413	$24,573	$34,786
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Total general and administrative expenses for the 2021 Quarter decreased by $12.5 million. This decrease is primarily due to the 2020 Quarter including a one-time charge of approximately $13 million related to certain severance and restructuring expenses.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Total general and administrative expenses for the first six months of 2021 decreased by $10.2 million primarily due to the 2020 Quarter including a one-time charge of approximately $13 million related to certain severance and restructuring expenses. This was partially offset by higher long-term incentive compensation expense as a result of changes in assumptions used to value our outstanding awards between the two periods.

    Depreciation, depletion, and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation and depletion expense	$64,852	$75,930	$128,466	$146,135
Amortization expense	2,689	4,190	5,361	8,342
Total depreciation, depletion and amortization expense	$67,541	$80,120	$133,827	$154,477

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Total depreciation, depletion, and amortization expense for the 2021 Quarter decreased by $12.6 million. This decrease is primarily due to lower depreciation expense associated with our rail logistics assets in the 2021 Quarter as they were impaired during the second quarter of 2020. Additionally, our contract intangible associated with the M/T American Phoenix became fully amortized on September 30, 2020, which resulted in lower amortization expense in the 2021 Quarter.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Total depreciation, depletion, and amortization expense for the first six months of 2021 decreased by $20.7 million due to lower depreciation expense associated with our rail logistics assets in 2021 as they were impaired during the second quarter of 2020. Additionally, our contract intangible associated with the M/T American Phoenix became fully amortized on September 30, 2020, which resulted in lower amortization expense in the 2021 Quarter.
Impairment Expense
During the three and six months ended June 30, 2020, we recorded impairment expenses of $277.5 million associated with the rail logistics assets included within our onshore facilities and transportation segment. We had no impairment expense during 2021.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$5,812	$9,664	$13,243	$20,409
Interest expense, senior unsecured notes	51,859	40,202	100,194	82,560
Amortization of debt issuance costs and premium	2,255	2,200	4,970	4,591
Capitalized interest	(757)	(448)	(1,409)	(977)
Net interest expense	$59,169	$51,618	$116,998	$106,583

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
    Net interest expense for the 2021 Quarter increased $7.6 million primarily due to increased interest expense associated with our senior unsecured notes. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00% and we purchased and extinguished the remaining principal balance of our 6.00% 2023 Notes on January 19, 2021. On April 22, 2021, we issued an additional $250 million in aggregate principal amount of notes under the same terms as our 2027 Notes. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on our revolving credit facility.
The increase in interest expense on our senior unsecured notes was partially offset by lower interest expense on our senior secured credit facility. The decrease in interest expense on our senior secured credit facility was primarily due to a lower outstanding balance during the 2021 Quarter.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Net interest expense for the first six months of 2021 increased by $10.4 million primarily due to increased interest expense associated with our senior unsecured notes. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75% and we purchased and extinguished our $750 million 2022 notes that accrued interest at 6.75% during 2020. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00% and we purchased and extinguished the remaining principal balance of our 6.00% 2023 Notes on January 19, 2021. On April 22, 2021, we issued an additional $250 million in aggregate principal amount of notes under the same terms as our 2027 Notes. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on our revolving credit facility.
The increase in interest expenses on our senior unsecured notes was partially offset by lower interest expense on our senior secured credit facility. The decrease in interest expense on our senior secured credit facility was primarily due to a lower outstanding balance during 2021.
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

Liquidity and Capital Resources
    General
On April 8, 2021, we entered into our new credit agreement to replace our existing agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of our Revolving Loan facility with a borrowing capacity of $650 million and our Term Loan facility with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the revolving loan facility by an additional $200 million subject to lender consent and certain other customary conditions. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. Under our new credit agreement, the permitted maximum consolidated leverage ratio is 5.85x through June 30, 2021, 5.75x through March 31, 2022, and then 5.50x thereafter. The permitted maximum consolidated senior secured leverage ratio is 2.50x, and the minimum interest coverage ratio is 2.50x for the full term of the agreement.
On December 17, 2020, we issued $750 million 2027 Notes that accrue interest at 8.00%. We used the net proceeds to repay a portion of our 6.00% 2023 Notes that were validly tendered and we redeemed the remaining principal balance of $80.9 million on our 6.00% 2023 Notes on January 19, 2021. The excess proceeds received from this offering were used to repay borrowings on our revolving credit facility. Furthermore, on April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The additional $250 million of notes have identical terms (other than with respect to issue price) and constitute part of the same series of our 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75%, plus accrued interest from December 17, 2020. The net proceeds from this additional offering were used for general partnership purposes, including to pay down the outstanding borrowings on our Revolving Loan.
The successful completion of our new credit agreement (including its extended maturity and leverage flexibility) and the refinancing of our previously held 2023 Notes has resulted in no scheduled maturities of long-term debt until 2024, other than the minimal quarterly payments due under the associated term loan facility each quarter beginning at the end of 2021 (which will be funded by the available capacity under our revolving loan facility).
As of June 30, 2021, our balance sheet and liquidity position remained strong, which included $530.5 million of remaining borrowing capacity, subject to compliance with covenants, under our new $950 million senior secured credit facility. We anticipate that our future internally-generated funds and the funds available under our new credit agreement will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our prior credit facility and the proceeds from issuances of equity and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories, payables and accrued liabilities;
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
    At June 30, 2021, our long-term debt totaled approximately $3,343.2 million, which is a reduction of $50.6 million sequentially from December 31, 2020, and consisted of $415.7 million outstanding under our senior secured credit facility, net (including $19.6 million borrowed under the inventory sublimit tranche) and $2,927.5 million of senior unsecured notes, net. Our senior unsecured notes, net balance is comprised of $338.6 million carrying amount due on June 15, 2024, $529.8 million carrying amount due October 2025, $356.0 million carrying amount due May 2026, $992.6 million carrying value due January 15, 2027, and $710.5 million carrying amount due February 1, 2028. We remain focused on continuing to reduce our leverage.
    On September 23, 2019, we announced the GOP. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the GOP by one year. The extended completion date of the project is anticipated in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to

GSO, which was accounted for as issuance costs. Additionally, the total commitment of GSO was increased to, subject to compliance with the covenants contained in the agreements with GSO, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
Shelf Registration Statement
    We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
    We have a universal shelf registration statement (our "2021 Shelf") on file with the SEC which we filed on April 19, 2021 to replace our existing universal shelf registration statement that expired on April 20, 2021. Our 2021 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2021 Shelf is set to expire in April 2024.
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
    Net cash flows provided by our operating activities for the six months ended June 30, 2021 were $188.2 million compared to $152.2 million for the six months ended June 30, 2020. This increase is primarily attributable to positive changes in working capital during 2021 and transactions costs incurred during 2020 associated with the tender and redemption of our previously held 2022 Notes.
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
Capital Expenditures
    A summary of our expenditures for fixed assets, business and other asset acquisitions for 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$7,371	$2,097
Sodium minerals and sulfur services assets	16,032	12,051
Marine transportation assets	22,871	17,725
Onshore facilities and transportation assets	3,453	1,618
Information technology systems	190	99
Total maintenance capital expenditures	49,917	33,590
Growth capital expenditures:
Offshore pipeline transportation assets	23,578	913
Sodium minerals and sulfur services assets	74,566	36,386
Marine transportation assets	—	—
Onshore facilities and transportation assets	133	368
Information technology systems	4,211	2,515
Total growth capital expenditures	102,488	40,182
Total capital expenditures for fixed and intangible assets	$152,405	$73,772
    Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
    Growth Capital Expenditures
    On September 23, 2019, we announced the GOP. We entered into agreements with GSO for the purchase of up to approximately $350 million of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds received from GSO will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with GSO to, among other things, extend the construction timeline of the GOP by one year. The extended completion date of the project is anticipated in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to GSO. As part of the amendment, the commitment period was increased to four years, and the total commitment of GSO was increased to, subject to compliance with the covenants contained in the agreements with GSO, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. As of June 30, 2021 we had issued 201,705 Alkali Holdings preferred units. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
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

    Distributions to Unitholders
    On August 13, 2021, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2021 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
    With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 13, 2021 to unitholders of record at the close of business on July 30, 2021.
Guarantor Summarized Financial Information
    Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% Guarantor Subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline LLC's pipeline was transferred in October 2020. Genesis NEJD Pipeline LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the Services Agreement. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	June 30, 2021	December 31, 2020
ASSETS:
Current assets	$368,126	$313,328
Fixed assets, net	3,082,195	3,115,492
Non-current assets	826,504	861,230

LIABILITIES AND CAPITAL:(1)
Current liabilities	381,264	266,688
Non-current liabilities	3,694,962	3,710,044
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Six Months Ended June 30, 2021	Twelve Months Ended December 31. 2020
Revenues	$679,668	$1,156,428
Operating costs	644,271	1,421,674
Operating income (loss)	35,397	(265,246)
Loss before income taxes	(82,629)	(408,717)
Net loss(1)	(83,366)	(409,951)
Less: Accumulated distributions to Class A Convertible Preferred Units	(37,368)	(74,736)
Net loss available to common unitholders	(120,734)	(484,687)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
    Excluded from non-current assets in the table above are $63.2 million and $95.7 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of June 30, 2021 and December 31, 2020, respectively.
Non-GAAP Financial Measure Reconciliations
    For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(41,682)	$(326,714)
Income tax expense	525	795
Depreciation, depletion, amortization and accretion	69,684	82,580
Impairment expense	—	277,495
Plus (minus) Select Items, net	47,440	40,809
Maintenance capital utilized (1)	(13,300)	(9,900)
Cash tax expense	(195)	(150)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments (2)	5,766	4,159
Available Cash before Reserves	$49,554	$50,390
(1)For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2021 Quarter and 2020 Quarter were $23.8 million and $13.0 million, respectively.
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

		Three Months Ended June 30,
		2021	2020
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$6,446	$11,638
	Distribution from unrestricted subsidiaries not included in income (2)	17,500	2,294
	Certain non-cash items:
	Unrealized losses on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	14,750	21,108
	Adjustment regarding equity investees (4)	7,692	5,776
	Other	(67)	2,183
	Sub-total Select Items, net	46,321	42,999
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (5)	621	21
	Other	498	(2,211)
	Total Select Items, net (6)	$47,440	$40,809
(1) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. The 2020 Quarter includes cash payments received from the NEJD pipeline of $2.3 million not included in income. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(3) The 2021 Quarter includes a $14.3 million unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2020 Quarter includes a $21.8 million unrealized loss from the valuation of the embedded derivative.
(4) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5) Represents transaction costs relating to certain merger, acquisition, transition, and financing transactions incurred in advance of acquisition.
(6) Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
    To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of total Segment Margin to net loss is also included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of total Segment Margin to net loss is included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
Commitments and Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
    There have been no material changes to the commitments and obligations reflected in our Annual Report, other than the additional $250 million issuance of our 2027 Notes and our new credit agreement (including its extended maturity), which are discussed in further detail in Note 9.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"). There have been no material developments in legal proceedings since the filing of such Form 10-K.
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
Sixteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee.

*	4.3
Sixteenth Supplemental Indenture for 6.50% Senior Notes due 2025, 6.250% Senior Notes due 2026, 7.750% Senior Notes due 2028, and 8.0% Senior Notes due 2027, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 4, 2021	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)