Form 10-Q
period 2021-09-30
GENESIS ENERGY LP
filed 2021-11-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of November 4, 2021.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,407	$21,282
Restricted cash	5,089	5,736
Accounts receivable - trade, net	321,637	392,465
Inventories	87,220	99,877
Other	57,330	60,809
Total current assets	481,683	580,169
FIXED ASSETS, at cost	5,385,516	5,173,475
Less: Accumulated depreciation	(1,494,832)	(1,322,141)
Net fixed assets	3,890,684	3,851,334
MINERAL LEASEHOLDS, net of accumulated depletion	550,000	552,575
EQUITY INVESTEES	296,202	319,068
INTANGIBLE ASSETS, net of amortization	127,148	128,742
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	140,027	153,925
OTHER ASSETS, net of amortization	38,623	45,847
TOTAL ASSETS	$5,826,326	$5,933,619
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$176,091	$198,433
Accrued liabilities	202,028	184,978
Total current liabilities	378,119	383,411
SENIOR SECURED CREDIT FACILITY, net	430,577	643,700
SENIOR UNSECURED NOTES, net	2,929,000	2,750,016
DEFERRED TAX LIABILITIES	13,947	13,317
OTHER LONG-TERM LIABILITIES	420,881	393,018
Total liabilities	4,172,524	4,183,462

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at September 30, 2021 and December 31, 2020	790,115	790,115
Redeemable noncontrolling interests, 246,394 and 141,249 preferred units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	251,811	141,194

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at September 30, 2021 and December 31, 2020	621,308	829,326
Accumulated other comprehensive loss	(9,000)	(9,365)
Noncontrolling interests	(432)	(1,113)
Total partners' capital	611,876	818,848
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,826,326	$5,933,619
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Offshore pipeline transportation	$69,479	$53,893	$207,084	$197,286
Sodium minerals and sulfur services	237,651	206,731	702,025	642,745
Marine transportation	48,716	51,912	136,673	170,978
Onshore facilities and transportation	162,975	130,589	498,113	360,506
Total revenues	518,821	443,125	1,543,895	1,371,515
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	129,498	103,245	414,933	258,644
Onshore facilities and transportation operating costs	15,792	16,984	47,887	53,470
Marine transportation operating costs	39,782	36,342	111,986	117,840
Sodium minerals and sulfur services operating costs	196,656	178,688	578,058	550,931
Offshore pipeline transportation operating costs	21,080	21,698	63,060	56,762
General and administrative	14,371	11,072	38,944	45,858
Depreciation, depletion and amortization	67,148	67,733	200,975	222,210
Impairment expense	—	3,331	—	280,826
Total costs and expenses	484,327	439,093	1,455,843	1,586,541
OPERATING INCOME (LOSS)	34,494	4,032	88,052	(215,026)
Equity in earnings of equity investees	10,301	14,439	45,183	41,216
Interest expense	(59,940)	(51,312)	(176,938)	(157,895)
Other income (expense)	1,741	7,406	(34,169)	13,114
Loss from operations before income taxes	(13,404)	(25,435)	(77,872)	(318,591)
Income tax expense	(423)	(145)	(1,170)	(575)
NET LOSS	(13,827)	(25,580)	(79,042)	(319,166)
Net loss (income) attributable to noncontrolling interests	10	12	(124)	38
Net income attributable to redeemable noncontrolling interests	(7,082)	(4,149)	(17,639)	(12,394)
NET LOSS ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(20,899)	$(29,717)	$(96,805)	$(331,522)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(56,052)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(39,583)	$(48,401)	$(152,857)	$(387,574)
NET LOSS PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.32)	$(0.39)	$(1.25)	$(3.16)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,827)	$(25,580)	$(79,042)	$(319,166)
Other comprehensive income:
Amortization of prior service cost	122	122	365	365
Total Comprehensive loss	(13,705)	(25,458)	(78,677)	(318,801)
Comprehensive loss (income) attributable to noncontrolling interests	10	12	(124)	38
Comprehensive income attributable to redeemable noncontrolling interests	(7,082)	(4,149)	(17,639)	(12,394)
Comprehensive loss attributable to Genesis Energy, L.P.	$(20,777)	$(29,595)	$(96,440)	$(331,157)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562
Net loss	—	(20,899)	(10)	—	(20,909)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	172	—	172
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2021	122,579	$621,308	$(432)	$(9,000)	$611,876
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, June 30, 2020	122,579	$1,018,342	$(1,900)	$(8,188)	$1,008,254
Net loss	—	(29,717)	(12)	—	(29,729)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	319	—	319
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2020	122,579	$951,554	$(1,593)	$(8,066)	$941,895

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net income (loss)	—	(96,805)	124	—	(96,681)
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Cash contributions from noncontrolling interests	—	—	557	—	557
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners' capital, September 30, 2021	122,579	$621,308	$(432)	$(9,000)	$611,876
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2019	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net loss	—	(331,522)	(38)	—	(331,560)
Cash distributions to partners	—	(104,192)	—	—	(104,192)
Cash contributions from noncontrolling interests	—	—	2,163	—	2,163
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners' capital, September 30, 2020	122,579	$951,554	$(1,593)	$(8,066)	$941,895

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,042)	$(319,166)
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation, depletion and amortization	200,975	222,210
Impairment expense	—	280,826
Amortization and write-off of debt issuance costs, premium and discount	9,242	17,515
Amortization of non-cash costs on previously owned direct financing leases	—	(8,217)
Payments received under previously owned direct financing leases (Note 4)	52,500	56,837
Equity in earnings of investments in equity investees	(45,183)	(41,216)
Cash distributions of earnings of equity investees	44,747	40,773
Non-cash effect of long-term incentive compensation plans	5,111	(2,806)
Deferred and other tax liabilities	630	25
Unrealized losses (gains) on derivative transactions	30,729	(19,582)
Cancellation of debt income	—	(20,534)
Other, net	16,191	16,817
Net changes in components of operating assets and liabilities (Note 14)	6,457	72,146
Net cash provided by operating activities	242,357	295,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(217,972)	(100,381)
Cash distributions received from equity investees - return of investment	24,126	14,943
Investments in equity investees	(129)	—
Proceeds from asset sales	223	447
Net cash used in investing activities	(193,752)	(84,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	553,100	814,100
Repayments on senior secured credit facility	(763,800)	(788,600)
Proceeds from issuance of senior unsecured notes (Note 9)	259,375	750,000
Net proceeds from issuance of preferred units (Note 10)	93,100	—
Repayment of senior unsecured notes (Note 9)	(80,859)	(827,031)
Debt issuance costs	(12,208)	(15,279)
Contributions from noncontrolling interests	557	2,163
Distributions to common unitholders	(55,161)	(104,192)
Distributions to preferred unitholders	(56,052)	(56,052)
Other, net	1,821	1,865
Net cash used in financing activities	(60,127)	(223,026)
Net decrease in cash, restricted cash, and cash equivalents	(11,522)	(12,389)
Cash, restricted cash and cash equivalents at beginning of period	27,018	56,405
Cash, restricted cash and cash equivalents at end of period	$15,496	$44,016
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

Beginning in March 2020, Covid-19 has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions, and the timing of the re-opening of economies. Additionally, actions taken by OPEC and other oil exporting nations in that timeframe caused additional volatility in the price of oil and gas. We continue to monitor the market environment and will evaluate whether any triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
2. Recent Accounting Developments
Recently Adopted
    During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X to go in effect January 4, 2021. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. As permitted by the amendment, we early adopted the amendment and included the required summarized financial information in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$69,479	$—	$48,716	$26,603	$144,798
Product Sales	—	210,997	—	136,372	347,369
Refinery Services	—	26,654	—	—	26,654
	$69,479	$237,651	$48,716	$162,975	$518,821

	Three Months Ended September 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$53,893	$—	$51,912	$22,406	$128,211
Product Sales	—	188,201	—	108,183	296,384
Refinery Services	—	18,530	—	—	18,530
	$53,893	$206,731	$51,912	$130,589	$443,125

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$207,084	$—	$136,673	$69,173	$412,930
Product Sales	—	628,209	—	428,940	1,057,149
Refinery Services	—	73,816	—	—	73,816
	$207,084	$702,025	$136,673	$498,113	$1,543,895

	Nine Months Ended September 30, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$197,286	$—	$170,978	$85,241	$453,505
Product Sales	—	575,977	—	275,265	851,242
Refinery Services	—	66,768	—	—	66,768
	$197,286	$642,745	$170,978	$360,506	$1,371,515

    The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time, for delivery of products. During the three and nine months ended September 30, 2021, we recorded immaterial amounts of revenue associated with prior periods of approximately $10.7 million and $8.2 million, respectively, of which the majority was noncash.

Contract Assets and Liabilities
    The table below depicts our contract asset and liability balances at December 31, 2020 and September 30, 2021:

	Contract Assets		Contract Liabilities
	Current Assets- Other	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2020	$36,500	$12,065	$2,988	$19,834
Balance at September 30, 2021	22,374	—	2,856	19,620

Transaction Price Allocations to Remaining Performance Obligations
    We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2021. We are exempted from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers, and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2021	$15,151	$4,802
2022	75,623	4,698
2023	63,982	—
2024	56,326	—
2025	60,311	—
Thereafter	97,761	—
Total	$369,154	$9,500

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
Operating Leases
    During the three and nine months ended September 30, 2021 and 2020, we acted as a lessor in revenue contracts associated with the M/T American Phoenix, which is included in our marine transportation segment. During the three and nine months ended September 30, 2020, we acted as a lessor in our Free State pipeline system, which was included in our onshore facilities and transportation segment. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
M/T American Phoenix	$4,140	$6,787	$11,379	$20,164
Free State Pipeline (1)	—	1,467	—	4,889
(1) We sold the Free State pipeline to a subsidiary of Denbury, Inc. ("Denbury") on October 30, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Direct Finance Lease
    We formerly held a direct finance lease of the Northeast Jackson Dome ("NEJD") Pipeline. Under the terms of the finance lease, we were paid a quarterly payment, which commenced in August 3, 2008. During the third quarter of 2020, our customer, Denbury, defaulted under the agreement. On October 30, 2020 we executed an agreement with our customer to accelerate the remaining principal payments on the previously owned NEJD direct financing lease, payable in four equal installments. During the nine months ended September 30, 2021, we collected three payments totaling $52.5 million and we have an outstanding receivable (included within "Accounts receivable- trade, net" on the Unaudited Condensed Consolidated Balance Sheet) of $17.5 million as of September 30, 2021 from Denbury for the final payment due in the fourth quarter of 2021 per the agreement. Additionally as part of this transaction, we transferred the ownership of all of our CO2 assets to Denbury, including the Free State pipeline system as noted previously.

5. Inventories
The major components of inventories were as follows:

	September 30, 2021	December 31, 2020
Petroleum products	$14,941	$5,840
Crude oil	14,268	37,661
Caustic soda	3,243	5,167
NaHS	14,140	9,101
Raw materials - Alkali operations	7,222	7,120
Work-in-process - Alkali operations	7,191	9,355
Finished goods, net - Alkali operations	12,877	13,002
Materials and supplies, net - Alkali operations	13,338	12,631
Total	$87,220	$99,877

    Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were recorded below cost by $0.7 million and $5.0 million as of September 30, 2021 and December 31, 2020, respectively; therefore, we reduced the value of our inventory in our Unaudited Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds, and Asset Retirement Obligations
Fixed Assets
Fixed assets, net consisted of the following:

	September 30, 2021	December 31, 2020
Crude oil and natural gas pipelines and related assets	$2,841,150	$2,811,030
Alkali facilities, machinery, and equipment	648,326	622,598
Onshore facilities, machinery, and equipment	269,301	267,810
Transportation equipment	21,422	19,470
Marine vessels	1,015,794	998,553
Land, buildings and improvements	222,215	219,382
Office equipment, furniture and fixtures	22,519	22,001
Construction in progress	301,349	170,740
Other	43,440	41,891
Fixed assets, at cost	5,385,516	5,173,475
Less: Accumulated depreciation	(1,494,832)	(1,322,141)
Net fixed assets	$3,890,684	$3,851,334

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2021	December 31, 2020
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(16,019)	(13,444)
Mineral leaseholds, net of accumulated depletion	$550,000	$552,575

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$63,482	$62,499	$190,332	$206,830
Depletion expense	959	604	2,575	2,408

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
In addition to this, we recognized impairment expense of $3.3 million during the three and nine months ended September 30, 2020 primarily associated with the full write-off of a non-core gas platform in our offshore transportation segment due to it not having a future use for our operations.
Asset Retirement Obligations
    We record asset retirement obligations ("AROs") in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our AROs since December 31, 2020:

ARO liability balance, December 31, 2020	$176,852
Accretion expense	7,698
Changes in estimate	97
Settlements	(3,933)
ARO liability balance, September 30, 2021	$180,714
    Of the ARO balances disclosed above, $11.3 million and $14.7 million is included as current in "Accrued liabilities" on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. The remainder of the ARO liability as of September 30, 2021 and December 31, 2020 is included in "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheets.
    With respect to our AROs, the following table presents our estimate of accretion expense for the periods indicated:

Remainder of	2021	$2,390
	2022	$9,384
	2023	$9,128
	2024	$9,783
	2025	$10,487
    Certain of our unconsolidated affiliates have AROs recorded at September 30, 2021 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2021 and December 31, 2020, the unamortized excess cost amounts totaled $323.8 million and $335.4 million, respectively. We amortize the excess cost as a reduction in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Genesis’ share of operating earnings	$14,174	$18,312	$56,801	$52,834
Amortization of excess purchase price	(3,873)	(3,873)	(11,618)	(11,618)
Net equity in earnings	$10,301	$14,439	$45,183	$41,216
Distributions received (1)	$17,443	$16,757	$68,873	$55,716
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. ("Poseidon") (which is our most significant equity investment):

	September 30, 2021	December 31, 2020
BALANCE SHEET DATA:
Assets
Current assets	$22,890	$30,465
Fixed assets, net	164,096	171,732
Other assets	5,762	4,673
Total assets	$192,748	$206,870
Liabilities and equity
Current liabilities	$12,001	$9,958
Other liabilities	237,507	237,595
Equity (Deficit)	(56,760)	(40,683)
Total liabilities and equity	$192,748	$206,870

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INCOME STATEMENT DATA:
Revenues	$27,262	$35,351	$103,432	$98,662
Operating income	$18,762	$27,002	$75,559	$72,530
Net income	$17,718	$25,831	$72,473	$68,050

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$599	$201	$800	$571	$229
Offshore pipeline contract intangibles	158,101	51,313	106,788	158,101	45,073	113,028
Other	35,401	15,242	20,159	29,244	13,759	15,485
Total	$194,302	$67,154	$127,148	$188,145	$59,403	$128,742

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets	$2,575	$4,555	$7,755	$12,817

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2021	$2,874
	2022	$11,421
	2023	$11,153
	2024	$10,838
	2025	$10,684
9. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2021			December 31, 2020
	Principal	Unamortized Premium and Debt Issuance Costs	Net Value	Principal	Unamortized Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan (1)	$133,000	$—	$133,000	$643,700	$—	$643,700
Senior secured credit facility-Term Loan (2)	300,000	2,423	297,577	—	—	—
6.000% senior unsecured notes due 2023	—	—	—	80,859	504	80,355
5.625% senior unsecured notes due 2024	341,135	2,320	338,815	341,135	2,963	338,172
6.500% senior unsecured notes due 2025	534,834	4,749	530,085	534,834	5,639	529,195
6.250% senior unsecured notes due 2026	359,799	3,605	356,194	359,799	4,189	355,610
8.000% senior unsecured notes due 2027	1,000,000	6,993	993,007	750,000	13,022	736,978
7.750% senior unsecured notes due 2028	720,975	10,076	710,899	720,975	11,269	709,706
Total long-term debt	$3,389,743	$30,166	$3,359,577	$3,431,302	$37,586	$3,393,716
(1)    Unamortized debt issuance costs associated with our senior secured credit facility Revolving Loan, as defined below (included in Other Assets, net of amortization on the Unaudited Condensed Consolidated Balance Sheets), were $5.2 million and $5.8 million as of September 30, 2021 and December 31, 2020, respectively.
(2)    Unamortized debt issuance costs associated with our senior secured credit facility Term Loan, as defined below (included in Senior Secured Credit Facility, net on the Unaudited Condensed Consolidated Balance Sheets), was $2.4 million as of September 30, 2021.
Senior Secured Credit Facility
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our "new credit agreement") to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of a revolving loan facility with a borrowing capacity of $650 million (the "Revolving Loan") and a term loan facility of $300 million (the "Term Loan"). The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. At September 30, 2021, the key terms for rates under our Revolving Loan (which are dependent on our leverage ratio as defined in the new credit agreement) and Term Loan, are as follows:
•Revolving Loan: The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% of 1% and (iii) the LIBOR rate for a one-month maturity on such day plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Eurodollar borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2021, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Eurodollar rate borrowings based on our leverage ratio.
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
•Letter of credit fee rates range from 2.25% to 3.75% based on our leverage ratio as computed under the credit facility and can fluctuate quarterly. At September 30, 2021, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2021, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million, subject to lender consent and certain other customary conditions.
At September 30, 2021, we had $133.0 million outstanding under our Revolving Loan, with $31.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our new credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.3 million was outstanding at September 30, 2021. Due to the revolving nature of loans under our Revolving Loan, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our Revolving Loan at September 30, 2021 was $515.7 million, subject to compliance with covenants.
At September 30, 2021, we had $300 million borrowed under our Term Loan. Principal repayments on the Term Loan under our new credit agreement are as follows (in thousands):

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
Under our new credit agreement, the permitted maximum consolidated leverage ratio is 5.75x through March 31, 2022, and then 5.50x thereafter. The permitted maximum consolidated senior secured leverage ratio is 2.50x, and the minimum interest coverage ratio is 2.50x for the full term of the agreement. As of September 30, 2021, we were in compliance with the financial covenants contained in our new credit agreement and indentures for our senior unsecured notes as described below.
Senior Unsecured Note Transactions
On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 1, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year. That issuance generated net proceeds of $736.7 million, net of issuance costs incurred. We used $554.8 million of the net proceeds to redeem the portion of the 6.75% senior unsecured notes due August 1, 2022 (the "2022 Notes") (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 17, 2020 we called for redemption the remaining $222.1 million of our 2022 Notes, and they were redeemed on February 16, 2020. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transactions costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the "2027 Notes"). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the "2023 Notes") (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in "Other income (expense)" in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% owned domestic subsidiaries (the "Guarantor Subsidiaries"), except the subsidiaries that hold our Alkali Business, Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline, LLC's pipeline was transferred in October 2020. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Genesis Alkali Holdings Company, LLC ("Alkali Holdings") and Genesis Energy, L.P., to the extent agreed to in the services agreement between Genesis Energy, L.P. and Alkali Holdings dated as of September 23, 2019 (the "Services Agreement").

10. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2021, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units.
Distributions
We paid or will pay the following distributions to our common unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.15	$18,387
2nd Quarter	August 14, 2020		$0.15	$18,387
3rd Quarter	November 13, 2020		$0.15	$18,387
4th Quarter	February 12, 2021		$0.15	$18,387
2021
1st Quarter	May 14, 2021		$0.15	$18,387
2nd Quarter	August 13, 2021		$0.15	$18,387
3rd Quarter	November 12, 2021	(1)	$0.15	$18,387
(1) This distribution was declared on October 5, 2021 and will be paid to unitholders of record as of October 29, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class A Convertible Preferred Units
At September 30, 2021 we had 25,336,778 Class A Convertible Preferred Units (our "Class A Convertible Preferred Units") outstanding. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
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
    Net Loss Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net Loss Attributable to Genesis Energy, L.P. was reduced by $18.7 million and $56.1 million for the three and nine months ended September 30, 2021 and 2020.
    We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2020 and 2021:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.7374	$18,684
4th Quarter	February 12, 2021		$0.7374	$18,684
2021
1st Quarter	May 14, 2021		$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.7374	$18,684
3rd Quarter	November 12, 2021	(1)	$0.7374	$18,684
(1) This distribution was declared on October 5, 2021 and will be paid to unitholders of record as of October 29, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests
    On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the "LLC Agreement") and a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as "GSO Capital Partners LP" (collectively "BXC") purchased $55,000,000 (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350,000,000 of preferred units in Alkali Holdings, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings will use the net proceeds from the Alkali Holdings preferred units to fund up to 100% of the anticipated cost of expansion of the Granger facility (the "Granger Optimization Project" or "GOP"). BXC is obligated to purchase a minimum of $250,000,000 of preferred units of Alkali Holdings ("Minimum Alkali Holdings Preferred Units") unless certain customary closing conditions are not satisfied.
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings and the Minimum Alkali Holdings Preferred Units was increased up to $251,750,000. As of September 30, 2021, there are 246,394 Alkali Holdings preferred units outstanding.
Accounting for Redeemable Noncontrolling Interests
    Classification
    The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
    Initial and Subsequent Measurement
    We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of September 30, 2021 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Loss Attributable to Genesis Energy, L.P. for the three months ended September 30, 2021 includes $7.1 million of adjustments, of which $5.9 million was allocated to the paid-in-kind ("PIK") distributions on the outstanding Alkali Holdings preferred units and $1.2 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the nine months ended September 30, 2021 includes $17.7 million of adjustments, of which $14.9 million was allocated to the PIK distributions on the outstanding Alkali Holdings preferred units and $2.8 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the three months ended September 30, 2020 includes $4.2 million of adjustments, of which $3.5 million was allocated to the PIK distributions and $0.7 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the nine months ended September 30, 2020 includes $12.4 million of adjustments, of which $10.2 million was allocated to the PIK distributions and $2.2 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended September 30, 2021 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and PIK distributions and is reduced by tax distributions paid to the unitholders, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units.
    As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of September 30, 2021, the redemption amount would be equal to $289.9 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn Minimum Alkali Holdings Preferred Units.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2020 to September 30, 2021:

Balance as of December 31, 2020	$141,194
Issuance of preferred units, net of issuance costs (1)	103,042
PIK distribution	14,856
Redemption accretion	2,783
Tax distributions (1)	(10,064)
Balance as of September 30, 2021	$251,811
(1) During the period ended September 30, 2021, we issued 10,145 Alkali Holdings preferred units to BXC to satisfy the company's obligation to pay tax distributions. Additionally, we issued 95,000 Alkali Holdings preferred units to BXC during the nine months ended September 30, 2021 to continue to fund the GOP.

11. Net Loss Per Common Unit
    Basic net income per common unit is computed by dividing net income, after considering income attributable to our preferred unitholders, by the weighted average number of common units outstanding.
    The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, these units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and nine months ended September 30, 2021, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
    The following table reconciles net loss and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss Attributable to Genesis Energy L.P.	$(20,899)	$(29,717)	$(96,805)	$(331,522)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(56,052)
Net Loss Available to Common Unitholders	$(39,583)	$(48,401)	$(152,857)	$(387,574)

Weighted Average Outstanding Units	122,579	122,579	122,579	122,579

Basic and Diluted Net Loss per Common Unit	$(0.32)	$(0.39)	$(1.25)	$(3.16)

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended September 30, 2021
Segment margin (a)	$76,045	$39,649	$29,145	$9,023	$153,862
Capital expenditures (b)	$3,819	$67,583	$929	$6,886	$79,217
Revenues:
External customers	$69,479	$240,048	$161,296	$47,998	$518,821
Intersegment (c)	—	(2,397)	1,679	718	—
Total revenues of reportable segments	$69,479	$237,651	$162,975	$48,716	$518,821
Three Months Ended September 30, 2020
Segment margin (a)	$57,380	$27,592	$61,298	$15,587	$161,857
Capital expenditures (b)	$2,899	$19,225	$1,446	$5,273	$28,843
Revenues:
External customers	$53,870	$208,909	$130,440	$49,906	$443,125
Intersegment (c)	23	(2,178)	149	2,006	—
Total revenues of reportable segments	$53,893	$206,731	$130,589	$51,912	$443,125
Nine Months Ended September 30, 2021
Segment Margin (a)	$243,420	$121,563	$72,512	$24,600	$462,095
Capital expenditures (b)	$34,768	$158,181	$4,515	$29,757	$227,221
Revenues:
External customers	$207,084	$708,612	$493,852	$134,347	$1,543,895
Intersegment (c)	—	(6,587)	4,261	2,326	—
Total revenues of reportable segments	$207,084	$702,025	$498,113	$136,673	$1,543,895
Nine Months Ended September 30, 2020
Segment Margin (a)	$217,774	$89,357	$110,612	$52,727	$470,470
Capital expenditures (b)	$5,909	$67,662	$3,432	$22,998	$100,001
Revenues:
External customers	$197,263	$648,987	$361,929	$163,336	$1,371,515
Intersegment (c)	23	(6,242)	(1,423)	7,642	—
Total revenues of reportable segments	$197,286	$642,745	$360,506	$170,978	$1,371,515
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Total assets by reportable segment were as follows:

	September 30, 2021	December 31, 2020
Offshore pipeline transportation	$2,123,321	$2,187,083
Sodium minerals and sulfur services	2,061,821	1,962,146
Onshore facilities and transportation	894,002	1,035,662
Marine transportation	703,669	711,058
Other assets	43,513	37,670
Total consolidated assets	$5,826,326	$5,933,619

Reconciliation of total Segment Margin to net loss attributable to Genesis Energy, L.P.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Segment Margin	$153,862	$161,857	$462,095	$470,470
Corporate general and administrative expenses	(14,878)	(10,801)	(38,389)	(42,160)
Depreciation, depletion, amortization and accretion	(69,665)	(70,203)	(208,346)	(228,761)
Interest expense	(59,940)	(51,312)	(176,938)	(157,895)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,142)	(2,318)	(23,690)	(14,500)
Other non-cash items (2)	2,526	7,712	(30,601)	16,489
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(44,088)	(52,500)	(48,620)
Cancellation of debt income (4)	—	809	—	20,534
Loss on extinguishment of debt (4)	—	—	(1,627)	(23,480)
Differences in timing of cash receipts for certain contractual arrangements (5)	(657)	(13,052)	(7,402)	(29,180)
Impairment expense (6)	—	(3,331)	—	(280,826)
Provision for leased items no longer in use	—	(696)	(598)	(624)
Redeemable noncontrolling interest redemption value adjustments (7)	(7,082)	(4,149)	(17,639)	(12,394)
Income tax expense	(423)	(145)	(1,170)	(575)
Net loss attributable to Genesis Energy, L.P.	$(20,899)	$(29,717)	$(96,805)	$(331,522)
(1)    Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)     The three and nine months ended September 30, 2021 include a $1.7 million unrealized gain and $31.0 million unrealized loss, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2020 include a $6.7 million unrealized gain and $17.4 million unrealized gain, respectively, from the valuation of the embedded derivative. Refer to Note 16 for details.
(3)    The three and nine months ended September 30, 2021 include $17.5 million and $52.5 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. The three and nine months ended September 30, 2020 include $44.1 million and $48.6 million, respectively, in cash receipts not included in income associated with principal repayments on our NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility. See Note 4 for details.
(4)     Refer to Note 9 for details surrounding the repurchases of certain of our senior unsecured notes and the extinguishment of our 2022 Notes and 2023 Notes.
(5)    Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6)    Refer to Note 6 for details surrounding our non-cash impairment expense recorded for the three and nine months ended September 30, 2020.
(7) Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenues from services and fees to Poseidon(1)	$3,193	$3,102	$10,221	$9,284
Revenues from product sales to ANSAC	61,651	44,095	200,935	165,869
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services from Poseidon(1)	242	231	720	734
Charges for services from ANSAC	400	528	1,097	1,989
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

Poseidon
    We are the operator of Poseidon and provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2021 reflect $2.4 million and $7.1 million, respectively, associated with this agreement. Our revenues for the three and nine months ended September 30, 2020 reflect $2.3 million and $6.8 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2021 and December 31, 2020, Poseidon owed us $3.3 million and $2.6 million, respectively, for services rendered.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of September 30, 2021, such amount is not material to us.
    Net Sales to ANSAC were $61.7 million and $200.9 million during the three and nine months ended September 30, 2021 and were $44.1 million and $165.9 million during the three and nine months ended September 30, 2020. The costs charged to us by ANSAC, included in sodium minerals and sulfur services operating costs, were $0.4 million and $1.1 million during the three and nine months ended September 30, 2021 and were $0.5 million and $2.0 million during the three and nine months ended September 30, 2020.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Receivables:
ANSAC	$56,076	$43,400
Payables:
ANSAC	$400	$470

14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2021	2020
(Increase) decrease in:
Accounts receivable	$15,487	$165,505
Inventories	11,108	(24,674)
Deferred charges	20,362	17,616
Other current assets	(10,335)	(1,620)
Increase (decrease) in:
Accounts payable	(50,361)	(59,477)
Accrued liabilities	20,196	(25,204)
Net changes in components of operating assets and liabilities	$6,457	$72,146
Payments of interest and commitment fees were $154.4 million and $138.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We capitalized interest of $2.3 million and $1.4 million during the nine months ended September 30, 2021 and September 30, 2020, respectively.
At September 30, 2021 and September 30, 2020, we had incurred liabilities for fixed and intangible asset additions totaling $44.9 million and $26.5 million, respectively, that had not been paid at the end of the quarter, and, therefore, were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our GOP (Note 10).

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
    At September 30, 2021, we entered into the following outstanding derivative commodity contracts to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	77	—
Weighted average contract price per bbl	$70.29	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 bbls)	320	116
Weighted average contract price per bbl	$71.26	$71.64
Natural gas swaps:
Contract volumes (10,000 MMBTU)	91	—
Weighted average price differential per MMBTU	$0.09	$—
Natural gas futures:
Contract volumes (10,000 MMBTU)	69	186
Weighted average contract price per MMBTU	$5.83	$4.42
NYM NYHBRULSD:
Contract volumes (42,000 gal)	43	—
Weighted average contract price per gallon	$2.20	$—
NYM RBOB Gas futures:
Contract volumes (42,000 gal)	97	—
Weighted average contract price per gallon	$2.12	$—
Crude oil options:
Contract volumes (1,000 bbls)	9	6
Weighted average premium received/paid	$1.20	$1.18
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
The following tables reflect the estimated fair value gain (loss) position of our derivatives at September 30, 2021 and December 31, 2020:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2021	December 31, 2020
Asset Derivatives:
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,693	$732
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,693)	(732)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Natural Gas Swap (undesignated hedge)	Current Assets - Other	—	616
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$180	$1,022
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(180)	(1,022)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election (2)	Other long-term liabilities	(83,414)	(52,372)
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	(55)	—
Commodity derivatives - futures and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(3,315)	$(2,114)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	3,315	2,114
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$—
Commodity derivatives - futures and call options (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other (1)	$(499)	$(3,345)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other (1)	499	3,073
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets related to commodity derivatives		$—	$(272)
 (1)    These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under Current Assets - Other.
(2) Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2021, we had a net broker receivable of approximately $2.8 million (consisting of initial margin of $2.5 million increased by $0.3 million variation margin).  As of December 31, 2020, we had a net broker receivable of approximately $3.4 million (consisting of initial margin of $3.3 million increased by $0.1 million of variation margin).  At September 30, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
    A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a "Rate Reset Election") to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in "Other income (expense)" in our Unaudited Condensed Consolidated Statement of Operations. At September 30, 2021, the fair value of this embedded derivative was a liability of $83.4 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(285)	$(854)	$(7,745)	$(11,061)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	(171)	1,175	(5,871)	(2,842)
Total commodity derivatives		$(456)	$321	$(13,616)	$(13,903)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	$(55)	$666	$(92)	$1,217

Preferred Distribution Rate Reset Election	Other income (expense)	$1,740	$6,689	$(31,042)	$17,395
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Fair Value at			Fair Value at
	September 30, 2021			December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,873	$—	$—	$1,754	$616	$—
Liabilities	$(3,814)	$(55)	$—	$(5,459)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(83,414)	$—	$—	$(52,372)

Rollforward of Level 3 Fair Value Measurements

    The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Nine Months Ended September 30,
2021
Balance as of December 31, 2020	$(52,372)
Unrealized loss for the period included in earnings	(31,042)
Balance as of September 30, 2021	$(83,414)

Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2021.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for changes associated with the industry's credit markets), default probabilities, equity volatility and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at September 30, 2021. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to an increase in our discount yield compared to the preceding quarter, we recorded an unrealized gain of $1.7 million for the three months ended September 30, 2021. However, an overall decrease in our discount yield compared to December 31, 2020, as well as the passage of time as we draw nearer to our coupon rate reset date in 2022, resulted in an unrealized loss of $31.0 million for the nine months ended September 30, 2021. During the third quarter of 2020, we recorded an unrealized gain of $6.7 million, and for the nine months ended September 30, 2020, we recorded an unrealized gain of $17.4 million, due to changes in our discount yield as a result of significant fluctuations in the energy industry credit markets and volatility in our common unit price during the period. These effects are all recorded within "Other income (expense)" on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2021 our senior unsecured notes had a carrying value and fair value of $2.9 billion, compared to a carrying value of $2.8 billion and fair value of $2.7 billion at December 31, 2020. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.

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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $20.9 million during the three months ended September 30, 2021 (the "2021 Quarter") compared to Net Loss Attributable to Genesis Energy, L.P. of $29.7 million during the three months ended September 30, 2020 (the "2020 Quarter").
Net Loss Attributable to Genesis Energy, L.P. in the 2021 Quarter was impacted, relative to the 2020 Quarter, by: (i) an increase in operating income associated with our offshore pipeline transportation and sodium minerals and sulfur services segments due to higher volumes and corresponding revenue during the 2021 Quarter (see "Results of Operations" below for additional details) and (ii) lower impairment expense of $3.3 million as the 2020 Quarter included a write-off of one of our non-core offshore gas platforms. These increases were offset by: (i) higher interest expense of $8.6 million during the 2021 Quarter; (ii) an unrealized (non-cash) gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $1.7 million in the 2021 Quarter compared to an unrealized (non-cash) gain of $6.7 million during the 2020 Quarter recorded within Other income (expense); (iii) lower equity in earnings of equity investees by approximately $4.1 million; and (iv) higher general and administrative costs by $3.3 million during the 2021 Quarter.
Cash flow from operating activities was $54.2 million for the 2021 Quarter compared to $143.5 million for the 2020 Quarter. This decrease is primarily attributable to higher cash payments received under our previously owned direct financing lease in the 2020 Quarter and changes in working capital amongst the two periods.
Available Cash before Reserves (as defined below in "Non-GAAP Financial Measures") to our common unitholders was $48.2 million for the 2021 Quarter, a decrease of $22.5 million, or 32%, from the 2020 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in "Non-GAAP Financial Measures") was $153.9 million for the 2021 Quarter, a decrease of $8.0 million, or 5%, from the 2020 Quarter. A more detailed discussion of our segment results and other costs are included below in "Results of Operations".
    See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
    Distribution
In October 2021, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2021 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 12, 2021 to unitholders of record at the close of business on October 29, 2021.

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
    Beginning in March 2020, Covid-19 has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions, and the timing of the re-opening of economies. Additionally, actions taken by OPEC and other oil exporting nations in that timeframe caused additional volatility in the price of oil and gas. While we have seen continued recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the continued uncertainty of the pandemic, which could further negatively impact oil, natural gas, petroleum products and industrial products.
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
We believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on de-leveraging our balance sheet, which included the reduction of our distribution to common unitholders beginning in the first quarter of 2020 and continuing to recognize the benefits from our cost savings initiative implemented in the second quarter of 2020. Additionally, during 2021, we successfully refinanced and extended our senior secured credit facility and issued an additional $250 million in aggregate principal amount of our 2027 Notes. These two events resulted in no scheduled maturities of long-term debt until 2024, other than the minimal quarterly payments due on the Term Loan under our new credit agreement beginning at the end of 2021 (which will be financed by the available borrowing capacity under the Revolving Loan under our new credit agreement). Refer to "Liquidity and Capital Resources" for additional discussion.

Results of Operations
Revenues and Costs and Expenses
    Our revenues for the 2021 Quarter increased $75.7 million, or 17%, from the 2020 Quarter and our total costs and expenses (excluding impairment expense) as presented on the Unaudited Condensed Consolidated Statements of Operations increased $48.6 million, or 11%, between the two periods, with an increase to our operating income of $27.1 million. The increase in our operating income during the 2021 Quarter is primarily driven by increased volumes and revenues within our offshore pipeline transportation segment and increased soda ash volumes and pricing within our sodium minerals and sulfur services segment.
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
    As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange ("NYMEX") increased to $70.56 per barrel in the 2021 Quarter, as compared to $40.93 per barrel in the 2020 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, net income(loss), and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas, and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled " Risks Related to Our Business."
    As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, net income and Available Cash before Reserves as these fluctuations may have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2021 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2020 Quarter due to increased sales volumes and more favorable ANSAC pricing. For additional information, see our segment-by-segment analysis below.
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
Segment Margin
    The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Offshore pipeline transportation	$76,045	$57,380	$243,420	$217,774
Sodium minerals and sulfur services	39,649	27,592	121,563	89,357
Onshore facilities and transportation	29,145	61,298	72,512	110,612
Marine transportation	9,023	15,587	24,600	52,727
Total Segment Margin	$153,862	$161,857	$462,095	$470,470

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

    A reconciliation of total Segment Margin to Net Loss Attributable to Genesis Energy, L.P. for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Segment Margin	$153,862	$161,857	$462,095	$470,470
Corporate general and administrative expenses	(14,878)	(10,801)	(38,389)	(42,160)
Depreciation, depletion, amortization and accretion	(69,665)	(70,203)	(208,346)	(228,761)
Interest expense	(59,940)	(51,312)	(176,938)	(157,895)
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income (1)	(7,142)	(2,318)	(23,690)	(14,500)
Other non-cash items (2)	2,526	7,712	(30,601)	16,489
Distribution from unrestricted subsidiaries not included in income (3)	(17,500)	(44,088)	(52,500)	(48,620)
Cancellation of debt income	—	809	—	20,534
Provision for leased items no longer in use	—	(696)	(598)	(624)
Differences in timing of cash receipts for certain contractual arrangements (4)	(657)	(13,052)	(7,402)	(29,180)
Loss on debt extinguishment (5)	—	—	(1,627)	(23,480)
Impairment expense	—	(3,331)	—	(280,826)
Redeemable noncontrolling interest redemption value adjustments (6)	(7,082)	(4,149)	(17,639)	(12,394)
Income tax expense	(423)	(145)	(1,170)	(575)
Net Loss Attributable to Genesis Energy, L.P.	$(20,899)	$(29,717)	$(96,805)	$(331,522)
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2021 include a $1.7 million unrealized gain and a $31.0 million unrealized loss, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2020 include a $6.7 million unrealized gain and $17.4 million unrealized gain, respectively, from the valuation of the embedded derivative.
(3)The three and nine months ended September 30,2021 include $17.5 million and $52.5 million, respectively, and the three and nine months ended September 30, 2020 include $44.1 million and $48.6 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The nine months ended September 30, 2021 includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. The nine months ended September 30, 2020 includes the transaction costs associated with the tender and redemption of our 2022 Notes, as well as the write-off of the unamortized issuance costs and discount associated with these notes.
(6) Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
    Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, excluding non-cash revenues	$68,342	$52,157	$201,157	$182,741
Offshore natural gas pipeline revenue, excluding non-cash revenues	8,878	8,166	29,842	31,805
Offshore pipeline operating costs, excluding non-cash expenses	(18,218)	(19,221)	(55,552)	(50,963)
Distributions from equity investments (1)	17,043	16,278	67,973	54,191
Offshore pipeline transportation Segment Margin	$76,045	$57,380	$243,420	$217,774

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	211,809	98,626	178,083	178,962
Poseidon	208,593	274,008	270,641	268,862
Odyssey	94,171	84,902	119,100	117,100
GOPL (2)	7,169	1,266	7,532	3,706
Total crude oil offshore pipelines	521,742	458,802	575,356	568,630

Natural gas transportation volumes (MMBtus/d)	317,025	265,465	329,908	337,039

Volumetric Data net to our ownership interest (3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	211,809	98,626	178,083	178,962
Poseidon	133,500	175,365	173,210	172,072
Odyssey	27,310	24,622	34,539	33,959
GOPL (2)	7,169	1,266	7,532	3,706
Total crude oil offshore pipelines	379,788	299,879	393,364	388,699

Natural gas transportation volumes (MMBtus/d)	100,418	83,833	103,863	112,501
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2021 and 2020, respectively.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or "GOPL") owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Offshore pipeline transportation Segment Margin for the 2021 Quarter increased $18.7 million, or 33%, from the 2020 Quarter primarily due to higher crude oil and natural gas transportation volumes. During the 2020 Quarter, our offshore pipeline transportation segment experienced an unprecedented period of unplanned downtime and interruption from Hurricanes Laura and Marco as a result of producers shutting in and us taking the necessary safety precautions to remove all personnel from the platforms that we operate and maintain. As a result of these named storms, the majority of our assets were shut in for one to two weeks and our CHOPS pipeline was out of service beginning August 26, 2020 until it resumed service on February 4, 2021. Additionally, we incurred incremental operating expenses during the 2020 Quarter related to certain regulatory inspections and analyses performed to ensure our assets were safe to return to service. While we experienced downtime from Hurricane Ida during the 2021 Quarter, the impact to our results in the period was not as significant as the events during the 2020 Quarter. As it relates to Hurricane Ida, we did not experience any damage to our assets but we did experience longer than anticipated downtime during the quarter, primarily on our Poseidon pipeline which was a direct result of the lack of power at certain third-

party facilities and gas processing limitations onshore. The financial impact from Poseidon being down for a part of September as a result of Hurricane Ida will impact the fourth quarter of 2021 as the distribution we receive during that period covers business activities on Poseidon from September through November.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
    Offshore pipeline transportation Segment Margin for the first nine months of 2021 increased $25.6 million, or 12%, from the first nine months of 2020, primarily as a result of: (i) the increased volumes transported on our 100% owned SEKCO pipeline as a result of increased production activity from the Buckskin and Lucius fields, which are fully dedicated to SEKCO and further downstream to Poseidon, and (ii) and the increased distributions received from our 64% investment in Poseidon. The increase in distributions received from Poseidon during 2021 is a result of both the increased SEKCO volumes and the diversion of barrels to Poseidon from our CHOPS pipeline during its out of service period.

    Sodium Minerals and Sulfur Services Segment
    Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Volumes sold:
NaHS volumes (Dry short tons "DST")	27,873	28,105	84,727	80,129
Soda Ash volumes (short tons sold)	686,851	588,949	2,221,803	2,006,006
NaOH (caustic soda) volumes (DST)	22,456	20,922	63,842	57,551

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$32,631	$29,271	$92,901	$85,788
NaOH (caustic soda) revenues	11,572	9,256	29,778	25,341
Revenues associated with Alkali Business	167,789	151,227	508,892	469,361
Other revenues	1,402	624	3,225	1,729
Total external segment revenues, excluding non-cash revenues(1)	$213,394	$190,378	$634,796	$582,219

Segment Margin (in thousands)	$39,649	$27,592	$121,563	$89,357

Average index price for NaOH per DST(2)	$825	$697	$743	$681
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Sodium minerals and sulfur services Segment Margin for the 2021 Quarter increased $12.1 million, or 44%. This increase is primarily due to higher soda ash volumes and slightly favorable export pricing in our Alkali Business in the 2021 Quarter as compared to the 2020 Quarter. During the 2020 Quarter, volume demand in our Alkali Business was significantly impacted by the worldwide economic shutdowns and uncertainty from the Covid-19 pandemic. As economies have continued to open up and reduce restrictions, we have seen demand recovery, both domestically and internationally through ANSAC. We continued to produce at a high rate at our Westvaco facility during the 2021 Quarter. Additionally, we saw slightly favorable export pricing in the 2021 Quarter relative to the 2020 Quarter and sequentially from the first half of 2021, which is evidence that the supply and demand balance is becoming more aligned. In our refinery services business, our NaHS sales volumes remained relatively flat between the 2021 Quarter and 2020 Quarter as demand has continued to recover and return to its pre-pandemic levels over the last twelve months due to the re-opening of economies. NaHS revenues and Segment Margin contribution were higher in the 2021 Quarter due to favorable index pricing and economies of scale associated with the higher production at our largest host refinery in the 2021 Quarter.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
    Sodium minerals and sulfur services Segment Margin for the first nine months of 2021 increased $32.2 million, or 36%, from the first nine months of 2020. This increase is primarily due to higher soda ash volumes and more favorable export pricing in our Alkali Business and higher NaHS sales volumes in our refinery services business during 2021. During 2020, volume demand in our Alkali Business was significantly impacted by the worldwide economic shutdowns and uncertainty from the Covid-19 pandemic. As economies have continued to open up and reduce restrictions, we have seen demand recovery, both domestically and internationally through ANSAC, and continued to produce at a high rate at our Westvaco facility during 2021. Additionally, relative to 2020, we benefited from slightly favorable export pricing in 2021. These increases were partially offset by lower domestic pricing and lower sales volumes associated with our Granger facility, as it was put in cold standby during the second half of 2020 and had no production during 2021. Our Granger facility is expected to come back online during the second half of 2023 upon the completion of the GOP. In our refinery services business, we reported higher NaHS volumes in 2021 primarily due to improved demand from our domestic pulp and paper customer base that was negatively impacted in 2020 as a result of the timing of spring turnarounds and outages due to the Covid-19 pandemic. This was partially offset by lower demand from our mining customers, primarily in Peru.
Onshore Facilities and Transportation Segment
    Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, as well as trucks, railcars, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail facilities operating primarily within the United States Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:
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
    We also have the ability to use our terminal facilities to take advantage of contango market conditions, to gather and market crude oil, and to capitalize on regional opportunities which arise from time to time for both crude oil and petroleum products. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$152,804	$115,929	$467,514	$311,066
Crude oil and CO2 pipeline tariffs and revenues	8,003	14,208	26,880	48,214
Distributions from unrestricted subsidiaries not included in income (1)	17,500	44,088	52,500	48,620
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(128,804)	(104,197)	(415,171)	(258,474)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(15,459)	(15,895)	(46,156)	(52,265)
Other	(4,899)	7,165	(13,055)	13,451
Segment Margin	$29,145	$61,298	$72,512	$110,612

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	64,027	64,635	60,561	70,444
Jay	7,694	9,731	8,133	8,276
Mississippi	5,088	5,523	5,171	5,605
Louisiana (2)	38,454	37,557	49,305	68,163
Onshore crude oil pipelines total	115,263	117,446	123,170	152,488

CO2 pipeline (average Mcf/day):
Free State (3)	—	90,649	—	106,530

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	20,878	29,284	24,292	25,772
Rail unload volumes	3,001	3,860	15,466	33,907
(1) The three and nine months ended September 30, 2021 include cash payments received from our previously owned NEJD pipeline of $17.5 million and $52.5 million not included in income, respectively. The three and nine months ended September 30, 2020 include total cash payments received from the NEJD pipeline of $46.5 million and $56.8 million, respectively, of which $44.1 million and $48.6 million, respectively, were not included in income.
(2) Total daily volume for the three and nine months ended September 30, 2021 includes 37,273 and 34,041 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and nine months ended September 30, 2020 includes 33,874 and 35,676 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(3) The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Onshore facilities and transportation Segment Margin for the 2021 Quarter decreased $32.2 million, or 52%. This decrease is primarily due to lower cash receipts of approximately $29 million received during the 2021 Quarter from Denbury associated with our previously owned NEJD pipeline. During the 2020 Quarter, we received a total of $46.5 million in cash payments associated with NEJD, including approximately $41 million associated with the exercise of a letter of credit we had issued to us as a result of our customer's default. During the 2021 Quarter, we received $17.5 million in cash payments with our previously owned NEJD pipeline as a result of our agreement reached during the fourth quarter of 2020 with Denbury. Additionally, we divested our Free State pipeline during the fourth quarter of 2020, which contributed positively to Segment Margin during the 2020 Quarter.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
    Onshore facilities and transportation Segment Margin for the first nine months of 2021 decreased $38.1 million, or 34%, from the first nine months of 2020. This decrease was primarily due to: (i) lower contracted minimum volume commitments with our main customer associated with our Baton Rouge corridor assets (including rail, terminal and pipeline volumes), as these commitments stepped down beginning in 2021, and the use of built up prepaid transportation credits during

2021 by our main customer; and (ii) lower cash receipts of approximately $4.3 million associated with our previously owned NEJD pipeline during 2021; and (iii) the divestiture of our Free State pipeline during the fourth quarter of 2020, which contributed positively to Segment Margin for the first nine months of 2020.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (in thousands):
Inland freight revenues	$18,006	$21,347	$53,752	$74,724
Offshore freight revenues	19,182	21,132	50,212	64,491
Other rebill revenues (1)	11,528	9,433	32,709	31,763
Total segment revenues	$48,716	$51,912	$136,673	$170,978

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$39,693	$36,325	$112,073	$118,251

Segment Margin (in thousands)	$9,023	$15,587	$24,600	$52,727

Fleet Utilization: (2)
Inland Barge Utilization	79.9%	74.0%	77.7%	85.0%
Offshore Barge Utilization	93.5%	95.7%	95.2%	97.3%
(1) Under certain of our marine contracts, we "rebill" our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Marine transportation Segment Margin for the 2021 Quarter decreased $6.6 million, or 42%, from the 2020 Quarter. This decrease is primarily attributable to lower day rates in our inland business and on our M/T American Phoenix tanker during the 2021 Quarter relative to the 2020 Quarter. During the 2021 Quarter, we began to see improvement (especially as we exited the period) in our inland barge utilization, but we expect to see continued pressure on our utilization and rates as Midwest and Gulf Coast refineries have continued to run at lower utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment, including the negative effects and temporary refinery shutdowns from Hurricane Ida in September. Additionally, we had a period of downtime for certain of our inland barge assets resulting from the storm. In our offshore barge operation, our previous five year contract associated with our M/T American Phoenix ended on September 30, 2020 and we have operated it under shorter term contracts and lower day rates since that period. Beginning in the second quarter of 2021, we re-contracted her with an investment grade refining company through the first quarter of 2022 at a more attractive day rate than the initial short term contracts we entered into between October 2020 and March 2021, albeit still lower than the day rate we received during the 2020 Quarter. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
    Marine transportation Segment Margin for the first nine months of 2021 decreased $28.1 million, or 53%, from the first nine months of 2020. This decrease is primarily attributable to lower utilization and day rates in our inland business during the 2021 Quarter and lower day rates in our offshore barge operation, including our M/T American Phoenix tanker. We expect to see continued pressure on our utilization and spot rates in our inland business as Midwest and Gulf Coast refineries have continued to run at lower utilization rates to better align with overall demand as a result of Covid-19 and the current operating environment. During 2020, our M/T American Phoenix received a higher day rate under its historical five year term contract that ended on September 30, 2020 compared to its shorter term contracts it operated under during 2021. The M/T American Phoenix is currently contracted through the first quarter of 2022 with an investment grade refining company. We have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover.

Other Costs, Interest, and Income Taxes
    General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,646	$9,846	$31,435	$44,003
Segment	1,079	1,048	3,166	3,186
Long-term incentive compensation expense	743	143	2,705	(1,387)
Third party costs related to business development activities and growth projects	903	35	1,638	56
Total general and administrative expenses	$14,371	$11,072	$38,944	$45,858
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Total general and administrative expenses for the 2021 Quarter increased by $3.3 million. This increase is due to higher costs associated with our long term incentive compensation expense as a result of the assumptions used to value our outstanding awards, as well as an increase to corporate general and administrative costs and costs associated with business development activities and growth projects during the 2021 Quarter.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Total general and administrative expenses for the first nine months of 2021 decreased by $6.9 million primarily due to 2020 including a one-time charge of approximately $13 million related to certain severance and restructuring expenses. This increase was partially offset by higher long-term incentive compensation expense as a result of changes in assumptions used to value our outstanding awards between the two periods and an increase in costs associated with business development activities and growth projects during 2021.

    Depreciation, depletion, and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation and depletion expense	$64,441	$63,103	$192,907	$209,238
Amortization expense	2,707	4,630	8,068	12,972
Total depreciation, depletion and amortization expense	$67,148	$67,733	$200,975	$222,210

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Total depreciation, depletion, and amortization expense for the 2021 Quarter decreased by $0.6 million. This decrease is primarily due to lower amortization expense from our contract intangible associated with the M/T American Phoenix, which became fully amortized on September 30, 2020. This decrease was partially offset by an increase in depreciation expense as a result of assets being placed into service throughout 2021.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Total depreciation, depletion, and amortization expense for the first nine months of 2021 decreased by $21.2 million due to lower depreciation expense associated with our rail logistics assets in 2021 as they were impaired during the second quarter of 2020. Additionally, our contract intangible associated with the M/T American Phoenix became fully amortized on September 30, 2020, which resulted in lower amortization expense during 2021.
Impairment Expense
During the three and nine months ended September 30, 2020, we recorded impairment expenses of $3.3 million and $280.8 million, respectively. During the nine months ended September 30, 2020, we recorded impairment expense of approximately $277.5 million associated with the rail logistics assets included within our onshore facilities and transportation segment. During the three and nine months ended September 30, 2020, we recorded impairment expense of $3.3 million associated with the full write-off of one of our non-core offshore gas platforms which did not have a future use with our operations. We had no impairment expense during 2021.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$5,494	$9,415	$18,737	$29,824
Interest expense, senior unsecured notes	53,079	39,842	153,273	122,402
Amortization of debt issuance costs and premium	2,276	2,454	7,246	7,045
Capitalized interest	(909)	(399)	(2,318)	(1,376)
Net interest expense	$59,940	$51,312	$176,938	$157,895

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
    Net interest expense for the 2021 Quarter increased $8.6 million primarily due to increased interest expense associated with our senior unsecured notes. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00% and we purchased and extinguished the remaining principal balance of our 6.00% 2023 Notes on January 19, 2021. On April 22, 2021, we issued an additional $250 million in aggregate principal amount of notes under the same terms as our 2027 Notes. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on our revolving credit facility.
The increase in interest expense on our senior unsecured notes was partially offset by lower interest expense on our senior secured credit facility. The decrease in interest expense on our senior secured credit facility was primarily due to a lower outstanding balance during the 2021 Quarter.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Net interest expense for the first nine months of 2021 increased by $19.0 million primarily due to increased interest expense associated with our senior unsecured notes. On January 16, 2020, we issued our $750 million 2028 Notes that accrue interest at 7.75% and we purchased and extinguished our $750 million 2022 notes that accrued interest at 6.75% during 2020. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00% and we purchased and extinguished the remaining principal balance of our 6.00% 2023 Notes on January 19, 2021. On April 22, 2021, we issued an additional $250 million in aggregate principal amount of notes under the same terms as our 2027 Notes. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on our revolving credit facility.
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

Liquidity and Capital Resources
    General
On April 8, 2021, we entered into our new credit agreement to replace our existing agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of our Revolving Loan facility with a borrowing capacity of $650 million and our Term Loan facility with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the revolving loan facility by an additional $200 million subject to lender consent and certain other customary conditions. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. Under our new credit agreement, the permitted maximum consolidated leverage ratio is 5.75x through March 31, 2022, and then 5.50x thereafter. The permitted maximum consolidated senior secured leverage ratio is 2.50x, and the minimum interest coverage ratio is 2.50x for the full term of the agreement.
On December 17, 2020, we issued $750 million 2027 Notes that accrue interest at 8.00%. We used the net proceeds to repay a portion of our 6.00% 2023 Notes that were validly tendered and we redeemed the remaining principal balance of $80.9 million on our 6.00% 2023 Notes on January 19, 2021. The excess proceeds received from this offering were used to repay borrowings on our revolving credit facility. Furthermore, on April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The additional $250 million of notes have identical terms (other than with respect to issue price) and constitute part of the same series as our 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75%, plus accrued interest from December 17, 2020. The net proceeds from this additional offering were used for general partnership purposes, including to pay down the outstanding borrowings on our Revolving Loan.
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
As of September 30, 2021, our balance sheet and liquidity position remained strong, which included $515.7 million of remaining borrowing capacity, subject to compliance with covenants, under our new $950 million senior secured credit facility. We anticipate that our future internally-generated funds and the funds available under our new credit agreement will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our prior credit facility and the proceeds from issuances of equity and senior unsecured notes.
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
    At September 30, 2021, our long-term debt totaled approximately $3,359.6 million, and consisted of $430.6 million outstanding under our senior secured credit facility, net (including $31.7 million borrowed under the inventory sublimit tranche) and $2,929.0 million of senior unsecured notes, net. Our senior unsecured notes, net balance is comprised of $338.8 million carrying amount due on June 2024, $530.1 million carrying amount due October 2025, $356.2 million carrying amount due May 2026, $993.0 million carrying value due January 2027, and $710.9 million carrying amount due February 2028. We remain focused on continuing to reduce our leverage.
    On September 23, 2019, we announced the GOP. We entered into agreements with BXC for the purchase of up to approximately $350 million of Alkali Holdings preferred units. BXC is obligated to purchase a minimum of $250 million of Alkali Holdings preferred units. The proceeds received from BXC will fund up to 100% of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year. The extended completion date of the project is anticipated in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. Additionally, the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351,750,000 in preferred units (or 351,750 preferred units) and the minimum purchase by BXC was increased to 251,750 Alkali Holdings preferred units. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. As of September 30, 2021, there are 246,394 Alkali Holdings preferred units issued and outstanding.
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
    Net cash flows provided by our operating activities for the nine months ended September 30, 2021 were $242.4 million compared to $295.6 million for the nine months ended September 30, 2020. This decrease is primarily attributable to changes in working capital and lower segment margin reported during 2021.
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

Capital Expenditures
    A summary of our expenditures for fixed and intangible assets and equity investees for 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$8,166	$3,641
Sodium minerals and sulfur services assets	30,458	23,647
Marine transportation assets	29,757	22,998
Onshore facilities and transportation assets	4,382	2,988
Information technology systems	293	213
Total maintenance capital expenditures	73,056	53,487
Growth capital expenditures:
Offshore pipeline transportation assets	26,473	2,268
Sodium minerals and sulfur services assets	127,723	44,015
Marine transportation assets	—	—
Onshore facilities and transportation assets	133	444
Information technology systems	6,338	4,175
Total growth capital expenditures	160,667	50,902
Total capital expenditures for fixed and intangible assets	233,723	104,389
Capital expenditures related to equity investees	129	—
Total capital expenditures	$233,852	$104,389

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
    Growth Capital Expenditures
    On September 23, 2019, we announced the GOP. The anticipated completion date of the project is the second half of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
We do not anticipate spending material growth capital expenditures on any other individual projects during the rest of 2021.
    Maintenance Capital Expenditures
    Maintenance capital expenditures incurred during 2021 primarily relate to expenditures in our Alkali Business, our marine transportation segment, and in our offshore transportation segment. Our Alkali Business, which is included in our sodium minerals and sulfur services segment, incurs expenditures to maintain its equipment and facilities due to the nature of its operations. Our marine transportation segment incurs expenditures as we frequently replace and upgrade certain equipment associated with our barge and vessel fleet during our planned and unplanned dry-docks. Additionally, we incur maintenance capital expenditures in our offshore transportation segment to replace certain pipeline and platform equipment, including the installation of a bypass to allow our CHOPS pipeline to resume operations in the 2021 Quarter. See further discussion under "Available Cash before Reserves" for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
    Distributions to Unitholders
    On November 12, 2021, we will pay a distribution of $0.15 per common unit totaling $18.4 million with respect to the 2021 Quarter. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 12, 2021 to unitholders of record at the close of business on October 29, 2021.

Guarantor Summarized Financial Information
    Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% Guarantor Subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline, LLC's pipeline was transferred in October 2020. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P., the parent company. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the Services Agreement. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	September 30, 2021	December 31, 2020
ASSETS:
Current assets	$264,609	$313,328
Fixed assets, net	3,048,637	3,115,492
Non-current assets	822,525	861,230

LIABILITIES AND CAPITAL:(1)
Current liabilities	236,323	266,688
Non-current liabilities	3,713,459	3,710,044
Class A Convertible Preferred Units	790,115	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
	Nine Months Ended September 30, 2021	Twelve Months Ended December 31. 2020
Revenues	$1,027,705	$1,156,428
Operating costs	963,260	1,421,674
Operating income (loss)	64,445	(265,246)
Loss before income taxes	(101,480)	(408,717)
Net loss(1)	(102,634)	(409,951)
Less: Accumulated distributions to Class A Convertible Preferred Units	(56,052)	(74,736)
Net loss available to common unitholders	(158,686)	(484,687)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
    Excluded from non-current assets in the table above are $46.3 million and $95.7 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2021 and December 31, 2020, respectively.
Non-GAAP Financial Measure Reconciliations
    For definitions and discussion of our Non-GAAP financial measures refer to the "Non-GAAP Financial Measures" as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(20,899)	$(29,717)
Income tax expense	423	145
Depreciation, depletion, amortization and accretion	69,665	70,203
Impairment expense	—	3,331
Plus (minus) Select Items, net	24,309	52,091
Maintenance capital utilized (1)	(13,500)	(10,600)
Cash tax expense	(195)	(250)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments (2)	7,082	4,149
Available Cash before Reserves	$48,201	$70,668
(1)For a description of the term "maintenance capital utilized", please see the definition of the term "Available Cash before Reserves" discussed below. Maintenance capital expenditures in the 2021 Quarter and 2020 Quarter were $23.1 million and $19.9 million, respectively.
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

		Three Months Ended September 30,
		2021	2020
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements (1)	$657	$13,052
	Distribution from unrestricted subsidiaries not included in income (2)	17,500	44,088
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value (3)	(1,708)	(9,772)
	Adjustment regarding equity investees (4)	7,142	2,318
	Other	(818)	2,060
	Sub-total Select Items, net	22,773	51,746
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs (5)	903	55
	Other	633	290
	Total Select Items, net (6)	$24,309	$52,091
(1) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. The 2020 Quarter includes cash payments received from the NEJD pipeline of $44.1 million not included in income. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(3) The 2021 Quarter includes a $1.7 million unrealized gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and the 2020 Quarter includes a $6.7 million unrealized gain from the valuation of the embedded derivative.
(4) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5) Represents transaction costs relating to certain merger, acquisition, divestiture, transition, and financing transactions incurred in advance of the associated transaction.
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
•the realized benefits of the preferred equity investment in Alkali Holdings by BXC or our ability to comply with the GOP agreements and maintain control over and ownership of the Alkali Business;
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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 001-12295)
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 4, 2021	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)