Form 10-K
period 2021-12-31
GENESIS ENERGY LP
filed 2022-02-24
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2021 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $1,214.6 million based on $11.61 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers, directors and 10% owners of the registrant are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. On February 24, 2022, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2021 FORM 10-K ANNUAL REPORT

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
MBbls/day: Thousand Bbls per day.
Mcf: Thousand cubic feet of gas.
MMBtu: One million British thermal units, an energy measurement.
MMcf: Thousand Mcf.
MMcf/day: Thousand Mcf per day.
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
•the realized benefits of the preferred equity investment in Alkali Holdings (as defined below) by BXC (as defined below) or our ability to comply with the GOP (as defined below) agreements and maintain control over and ownership of the Alkali Business;
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
•compliance with and changes in cybersecurity requirements; and
•a cyberattack involving our information systems and related infrastructure, or that of our business associates.
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash.
A core part of our focus is in the midstream sector of the crude oil and natural gas industry in the Gulf of Mexico and the Gulf Coast region of the United States, or U.S. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
Our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of Mexico focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties. We provide services to the Gulf of Mexico, which is one of the most active drilling and development regions in the U.S., and a producing region representing approximately 15% of the crude oil production in the U.S. during 2021. Our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S. focus on providing a suite of services primarily to refiners, which includes our sulfur removal services, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners, as well as perform other handling activities. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products.
The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products, and has been operating for over 70 years. Our Alkali Business has a diverse customer base in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. Our Alkali Business has an estimated remaining reserve life (based on 2021 production) of over 100 years related to the seam currently being mined, which is disclosed in further detail in Item 2. “Properties.” Our existing leases have other seams available to us for future mining that would increase our available reserve quantities.
Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:
•one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2021;
•one of the leading producers (based on tons produced) of natural soda ash in the world; and
•one of the largest producers and marketers (based on tons produced) of sodium hydrosulfide (or NaHS, pronounced “nash”) in North and South America.
•one of the leading providers of crude oil and petroleum transportation, storage, and other handling services for two of the largest refinery complexes in the U.S., one located in Baton Rouge, Louisiana and one in Baytown, Texas, both of which have been operational for over 100 years;
We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. Our outstanding common units (including our Class B common units), and our outstanding Class A convertible preferred units (our “Class A Convertible Preferred Units”), representing limited partner interests, constitute all of the economic equity interests in us.
We currently manage our businesses through four divisions that constitute our reportable segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. For additional information, please review the section entitled “Financial Measures.”

Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of Mexico through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, and Mississippi. This segment provides services to one of the most active drilling and development regions in the U.S. (the Gulf of Mexico) a producing region representing approximately 15% of the crude oil production in the U.S. during 2021. Even though the large-reservoir properties, related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil and gas companies and large independent crude oil and natural gas producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,422 miles of crude oil pipelines with an aggregate design capacity of approximately 1,944 MBbls/day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon oil pipeline system, or Poseidon pipeline, and a 64% interest in the Cameron Highway oil pipeline system, or CHOPS pipeline, which are two of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon pipeline system, or SEKCO pipeline, which is a deepwater pipeline servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of Mexico.
Our interests in operating offshore natural gas pipeline systems and related infrastructure include approximately 764 miles of pipe with an aggregate design capacity of approximately 2,308 MMcf/day. We also own an interest in three offshore hub platforms, two of which are operational, with an aggregate processing capacity of approximately 495 MMcf/day of natural gas and 123 MBbls/day of crude oil. Additionally, we own an interest in a number of junction and service platforms in the Gulf of Mexico, which are used to (i)interconnect the offshore pipeline network; (ii) provide an efficient means to perform pipeline maintenance; and (iii) contain equipment, such as pumps and measurement equipment, which can increase and direct flow on our pipelines.
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
We believe our offshore pipeline transportation segment is well positioned to participate in the energy transition and lower carbon world as barrels produced from the Gulf of Mexico are the least emission intensive barrels, from reservoir to refinery, of any barrel refined by Gulf Coast refineries (including shipping).
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
Our Alkali Business holds leases covering approximately 86,000 acres of land, containing an estimated 878 million short tons of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years. It also owns and operates soda ash production facilities, underground trona ore mines and solution mining operations and related equipment, logistics and other assets.
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
We sell our soda ash and specialty products to a diverse customer base directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells through the American Natural Soda Ash Corporation, or ANSAC, exclusively in all other markets. ANSAC is a nonprofit foreign sales association of which our Alkali Business and one other U.S. soda ash producer are members currently, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act. ANSAC is our Alkali Business’ largest customer. See Note 14 for a further discussion of ANSAC.
The global market in which our Alkali Business operates is competitive. Competition is based on a number of factors such as price, favorable logistics, market supply, customer demand and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Sisecam Resources LP, and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California.
As part of our sulfur services business, we primarily (i) provide sulfur removal services by processing refineries high sulfur (or “sour”) gas streams to remove the sulfur at ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of approximately three years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we produce is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in the mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
We believe our Alkali Business and sulfur services business are well positioned to participate in the energy transition and lower carbon world. Natural soda ash has a lower Greenhouse Gas footprint than synthetic soda ash as it is less energy intensive. In addition, synthetic soda ash creates by-products such as calcium chloride and ammonia chloride which need further handling, or are disposed of as waste, and ultimately increase synthetic soda ash’s carbon footprint. Our sulfur services business helps our host refineries lower their emissions by processing their sour gas stream using our proprietary, closed-loop, non-combustion technology to remove sulfur from the sour gas, whereas the traditional combustion technology releases certain levels of harmful gases and incremental carbon dioxide emissions into the atmosphere. Additionally, certain of our customers also utilize the NaHS we sell them to further reduce air emissions from various chemical and industrial activities.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals, and rail unloading facilities. It uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our infrastructure assets and complexes in areas such as Louisiana and Texas.
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
In addition to the above, we have access to a suite of trucks, and trailers, as well as terminals and tankage with approximately 4.2 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast, which we use to service customers and for our own account. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with NYMEX derivatives to offset the remaining price risk.
Marine Transportation Segment
We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). Our marine transportation segment is a provider of transportation services by tank barge primarily for intermediate refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. Refiners contracted for approximately 80% of the revenues from our marine inland barges during 2021.

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
Our Objectives and Strategies
Our primary objectives continue to be to generate and grow stable cash flows and deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe that the (i) long-term contracted commercial opportunities in the Gulf of Mexico, including Argos and the King’s Quay floating production system (which are scheduled for first production in the first half of 2022) will provide significant incremental volumes on our offshore pipeline transportation assets with existing connectivity and excess capacity that require minimal to no additional investment from us; (ii) normalization and recovery of soda ash markets from the declines in 2020, including both price and volume recovery; and (iii) increased capacity for soda ash production in 2023 with the potential to bring the original Granger facility and its approximately 500,000 tons of production back online in the first part of 2023 and further increased production capacity from our Granger Optimization Project (as defined below), which is scheduled to begin first production in the second half of 2023 and ramp to its design capacity of an additional 750,000 tons per year over the subsequent nine to twelve months, will support the generation and growth of stable cash flows.
To deleverage our balance sheet, we recently completed (i) the sale of a 36% minority equity interest in our Cameron Highway oil pipeline system (“CHOPS”) for gross proceeds of approximately $418 million (which represents a premium relative to the proportionate carrying value of CHOPS); and (ii) the repayment of the $300 million outstanding under the Term Loan under our new credit agreement (as defined below).
To further enhance our financial flexibility to opportunistically pursue accretive organic growth projects and acquisitions should they present themselves, we completed the renewal and extension of the maturity on our senior secured credit facility to mature in 2024 with a current maximum revolving borrowing capacity of $650 million under our new credit agreement (see Note 10 of our Consolidated Financial Statements in Item 8).
Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Successfully executing this strategy should enable us to generate and grow stable cash flows.
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties. Our offshore oil pipelines that transport oil produced from integrated and large independent energy companies are ideally suited for the vast majority of refineries along the Gulf Coast. Our onshore-based refinery-centric operations, located primarily in the Gulf Coast region of the U.S., focus on providing a suite of services primarily to refiners, which include our sulfur removal services, transportation, storage, and other handling services. In 2021, refiners were the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 80% of the revenues from our marine inland barges during 2021, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes.
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
•Maintain a sound, disciplined capital structure, including our current and forward path to deleveraging;
•Fund capital projects through a combination of the available borrowing capacity under our new credit agreement, internally generated free cash flows, or externally;
•Pursue divestitures of non-core assets that support our deleveraging objective; and
•Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:
•Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across our segments. Our businesses are primarily focused on (i) providing offshore crude oil and natural gas pipeline transportation and related handling services in the Gulf of Mexico to mostly integrated and large independent energy companies, (ii) producing sodium minerals and performing sulfur removal services and (iii) providing onshore-based refinery-centric crude oil and refined products transportation and handling services. We are not dependent upon any one customer or principal location for our revenues.
•Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry. We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life, and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2021. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We believe we are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for over 100 years.

•We are financially flexible and have significant liquidity. As of December 31, 2021, we had $599.7 million available under our $650 million revolving credit agreement, subject to compliance with our covenants, including up to $190.3 million available under the $200 million petroleum products inventory loan sublimit and $98.7 million available for letters of credit. Our inventory borrowing base was $9.7 million at December 31, 2021.
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

•Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties, in one of the largest producing regions in the U.S., the Gulf of Mexico.

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

•We have an experienced, knowledgeable and motivated executive management team with a proven track record. Our executive management team has an average of more than 25 years of experience in the midstream sector. Its members have worked in leadership roles at a number of large, successful public companies, including other publicly-traded partnerships. Through their equity interest in us and compensation package (including long term incentive awards based on available cash before reserves, leverage, sustainability and safety metrics), our executive management team is incentivized to create value.
Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2020. Additional information regarding most of these items may be found elsewhere in this report.
Credit Facility Amendment
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility (the “senior secured credit facility”), comprised of a revolving loan facility with a borrowing capacity of $650 million (the “Revolving Loan”) and a term loan facility of $300 million (the “Term Loan”). Our Term Loan was paid off in full with a portion of the proceeds received from the sale of a 36% interest in CHOPS (discussed further below). The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
Senior Unsecured Note Transactions
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes (as defined in Note 10 to our Consolidated Financial Statements in Item 8). The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December

17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit agreement.
On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense, net” in our Unaudited Condensed Consolidated Statement of Operations for the year ended December 31, 2021.
Sale of a Minority Interest in CHOPS
On November 17, 2021, we closed on the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million. Proceeds from the sale, net of fees and expenses, were used to repay the $300 million outstanding under our Term Loan in full. We own 64% of CHOPS and remain the operator of the pipeline.
Granger Production Facility Expansion
On September 23, 2019, we announced the expansion of our existing Granger facility (the “Granger Optimization Project” or “GOP”) currently expected to be completed during the second half of 2023. We entered into agreements with funds affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively, “BXC”) for the purchase of up to $350 million of preferred units in Genesis Alkali Holdings Company (“Alkali Holdings”) (refer to Note 11 for further discussion). The proceeds we receive from BXC will assist in the funding of the anticipated cost of the GOP, subject to compliance with the covenants contained in our agreements with BXC. The preferred unitholders receive payment-in-kind (“PIK”) in lieu of cash distributions through September 2023, which represents the anticipated construction period.
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, to late 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As of December 31, 2021, there are 246,394 Alkali Holdings preferred units outstanding. During the fourth quarter of 2021, we made the decision to fund the remaining construction costs required to complete the GOP through a combination of our internally generated free cash flow and availability under our Revolving Loan.
Covid-19 and Market Update
In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. Our operations, which fall within the energy, mining and transportation sectors, are considered critical and essential by the Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (“CISA”) and we have continued to operate our assets during this pandemic.
Due to the economic effects from commodity price volatility and Covid-19, demand and volumes throughout our businesses were negatively impacted beginning in the second quarter of 2020. Additionally, during 2020, our businesses were negatively impacted by lower refinery utilization, crude differentials, supply and demand imbalances in our Alkali Business, and an unprecedented hurricane season. However, we began to see economic recovery across a majority of our asset footprint as we exited 2020, which has continued during 2021. Specifically, during 2021, oil and natural gas prices have seen a recovery from the lows experienced in 2020 and our offshore pipeline transportation segment experienced volumes at its normal run rate as we resumed normal operations on our CHOPS pipeline. Additionally, our Alkali Business has continued to see volume demand recovery and continued pricing recovery on our ANSAC export volumes.
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
We believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet, which included the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million and the refinance and extension of our senior secured credit facility to 2024 under our new credit agreement. Refer to “Liquidity and Capital Resources” for additional discussion.

Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.
The following chart depicts our organizational structure at December 31, 2021.
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
We have a diverse portfolio of customers, operations and assets, including pipelines, refinery-related plants, soda ash production facilities and related equipment, trona reserves, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Substantially all of our revenues are derived from providing services to refiners, integrated and large independent crude oil and natural gas companies, and large industrial and commercial enterprises, including those that use natural soda ash, NaHS and caustic soda. Our onshore-based operations, excluding those associated with our Alkali Business, occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products. Within our Alkali Business, we sell our soda ash and specialty products to a diverse customer base directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico.

The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day) (1)	Interest Owned	Throughput (Bbls/day) 100% basis	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS Pipeline	Genesis	380	500,000	64%	189,904	180,173	(3)
Poseidon Pipeline	Genesis	358	490,000	64%	263,169	168,428
Odyssey Pipeline	Shell Pipeline	120	200,000	29%	114,128	33,097
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	7,826	7,826
Total		1,042	1,229,000		575,027	389,524

Lateral Lines (2)
SEKCO Pipeline	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

(1)Capacity figures presented represent 100% of the design capacity; except for Eugene Island, which represents our net capacity in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.
(2)Represents 100% owned lateral crude oil pipelines which ultimately flow into our other offshore crude oil pipelines (including CHOPS pipeline and Poseidon pipeline) and thus are excluded from main lines above.
(3)Represents throughput for our 64% ownership interest from November 17, 2021 to December 31, 2021, and 100% ownership interest for the period prior to November 17, 2021.
•CHOPS Pipeline. CHOPS pipeline is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries and terminals located in Port Arthur and Texas City, Texas. CHOPS also includes three strategically located multi-purpose offshore platforms. An affiliate of an undisclosed financial party owns the remaining 36% interest in CHOPS.
•Poseidon Pipeline. The Poseidon pipeline is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”).
•Odyssey Pipeline. The Odyssey pipeline is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey Pipeline, L.L.C (“Odyssey”).
•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and terminals onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil, ConocoPhillips and Shell Oil Company.
•SEKCO Pipeline. SEKCO pipeline is a deepwater pipeline serving the Lucius crude oil and natural gas field, Buckskin oil field and Hadrian North oil field located in the southern Keathley Canyon area of the Gulf of Mexico. Southeast Keathly Canyon Pipeline Company, LLC (“SEKCO”) has crude oil transportation agreements with various Gulf of

Mexico producers who have dedicated their production from Lucius, Buckskin and Hadrian North to the pipeline for the life of their reserves.
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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day) (1)	Crude Oil Capacity (Bbls/day) (1)	Interest Owned
Marco Polo	Occidental	4,300	300	120,000	100%
East Cameron 373	Genesis	441	195	3,000	100%
Total			495	123,000

(1)Capacity figures presented represent 100% of the design capacity.

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

Our Alkali Business currently has the ability to produce approximately 4 million tons of soda ash and downstream specialty products annually. All mining and processing activities related to our products take place in our facilities located in the Green River Basin.
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
Processing of Trona into Finished Alkali Products
Our Sesqui and Mono plants, located at our Westvaco site, convert dry-mined trona into soda ash. Crushing, dissolution in water, filtration, and crystallization techniques are used to produce the desired final products. In the Mono plant process, the ore is calcined with heat, prior to dissolution, to convert the trona to soda ash by the removal of water and carbon dioxide. A final drying step using steam produces a dense soda ash product from the Mono process. In our Sesqui plant, the calcination is performed at the end of the process, producing a light density soda ash that is preferred in applications desiring increased absorptivity. The Sesqui process also has the ability to produce refined sodium sesquicarbonate (which we sell under the names S-Carb® and Sesqui®) for use as a buffer in animal feed formulations and in cleaning and personal care applications.
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
Marketing, Sale and Distribution of Alkali Products
We sell our alkali products to customers directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets. ANSAC is a nonprofit foreign sales association in which we and one other U.S. soda ash producer are members currently, whose purpose is to promote export sales of U.S. produced soda ash in conformity with the Webb-Pomerene Act.
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of approximately 3,400 covered hopper cars which we use to deliver over 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.

We sell most of our Alkali products as soda ash. Soda ash is the only product we sell to ANSAC. Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. Demand for soda ash in the U.S. has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to Covid-19 (which began to recover in 2021). Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
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
Sulfur Removal Business
Our sulfur services business primarily (i) provides sulfur-extraction services to ten refining operations located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah, (ii) operates significant storage and transportation assets in relation to those services and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our ten sulfur removal services contracts have an average remaining term of approximately three years. This includes the extended term of our renegotiated sulfur removal services contract with Phillips 66 at our Westlake, Louisiana facility, which extends through 2026. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
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
Customers
Our natural soda ash is sold to a diverse customer base in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business sells exclusively through the American Natural Soda Ash Corporation, or ANSAC, in all other markets. ANSAC is a nonprofit foreign sales association in which our Alkali Business and one other U.S. soda ash producer are members currently. One previous ANSAC member exited ANSAC in 2021.
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
Competition - Alkali Business
The global soda ash market which our Alkali Business operates in is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations: Solvay Chemicals, Sisecam Resources LP, and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California. Because of the structural cost advantages of natural soda ash production in the U.S., including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce material soda ash has been about half the cost to produce synthetic soda ash. Sales of soda ash and specialty products outside of North America (principally through ANSAC) face competition from a variety of others, in most cases producers of soda ash using the synthetic method, but to a lesser extent producers of natural soda ash based in Turkey, China and Africa, other U.S.-based natural soda ash operations. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. In addition, soda ash is used in paper production applications and other consumer and industrial applications. Demand for soda ash in the U.S. has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to Covid-19 (which began to recover in 2021). Sales of soda ash in rapidly developing economies have grown more rapidly as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
ANSAC is our Alkali Business's largest customer, with total sales representing 29% of total sales in the sodium minerals and sulfur services segment. Apart from ANSAC, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers, the loss of one of which would not have a material adverse effect on us.
Competition - Sulfur Services
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

Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals and barges. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in areas such as Louisiana and Texas. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and products, minus the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 24,000 Bbls/day (as of December 31, 2021) of crude oil and petroleum products, much of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and incurring other transportation related costs.
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

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil, Intermediates, and Refined Products
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2021 Throughput (Bbls/day)	65,918	7,941	5,206	44,564
System Miles	47	143	207	51
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	330,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC
•Texas System. Our Texas System takes delivery of crude oil volumes at Texas City (which includes the capability of receiving various Gulf of Mexico pipeline volumes) for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. Our Texas System also transports crude oil from Hastings Junction (south of Houston) to several delivery points near Houston, Texas (including our Webster, Texas facility). We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.
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
•Louisiana System. Our Louisiana System connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was built to service Exxon Mobil Corporation’s Baton Rouge refinery, which is one of the largest refinery complexes in North America, with more than 500,000 Bbls/day of refining capacity), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude oil pipeline and a dedicated intermediates pipeline. Total daily volume for the year ended December 31, 2021 includes 32,526 Bbls/day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Our Louisiana system also transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm. This pipeline system serves as a key asset in our increasingly integrated Baton Rouge area midstream infrastructure, which also includes terminal and rail facilities as discussed previously.

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
Our refined products onshore facilities and transportation operations are concentrated in the Gulf Coast region, principally Texas and Louisiana. Through our footprint of owned and leased pipelines, trucks, terminals and barges, we are able to provide Gulf Coast area refineries with transportation services as well as market outlets for certain heavy refined products. We primarily engage in the transportation and supply of fuel oil, asphalt, and other heavy refined products to our customers in wholesale markets. We have the ability from time to time to obtain various grades of refined products from our refinery customers and blend them to meet the requirements of our other market customers. However, because our refinery customers may choose to manufacture such refined products based on a number of economic and operating factors, we cannot predict the timing of contribution margins related to our blending services.
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
In our refined products onshore facilities and transportation operations, we compete primarily with regional companies. See “Marine Transportation - Competition” for additional discussion of our competitors. Competitive factors in our onshore facilities and transportation business include price, relationships with customers, range and quality of services, knowledge of products and markets, availability of trade credit and capabilities of risk management systems.
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries, (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean, and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving a customer along the Gulf Coast and Eastern Seaboard. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (MBbls)	2,285	884	330
Individual Vessel Capacity Range (MBbls)(1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	9	—
Barges	82	9	—
Product Tankers	—	—	1
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
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2021 and 2020. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. During 2021, we continued to enter into more short term spot contracts because we believe the day rates for term contracts being offered by the market have yet to fully recover from their cyclical lows. During 2021 and 2020, approximately 49% and 63%, respectively, of our marine transportation revenues were from term contracts and 51% and 37%, respectively, were from spot contracts.
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
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, Occidental Petroleum Corporation (“Occidental”) and ANSAC.

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
Employees and Collective Bargaining Agreements
To carry out our business activities, we employed approximately 1,903 employees at December 31, 2021. Approximately 600 of those employees were covered under collective bargaining agreements. These collective bargaining agreements cover wage increases and other benefits, including the defined benefit pension plan, the post-employment benefit plan and the enhanced 401(k) retirement savings plan. We consider our relationship with the union strong, and our relationship with our employees, including those covered by collective bargaining agreements, to be in good standing.
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
Regulation of the Mining Industry in the United States
We have the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and Sweetwater Trona OpCo LLC (“Sweetwater”). Our leases with the U.S. government are issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and are administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming are issued under Wyoming Statutes 36-6-101 et. seq. Sweetwater acquired the leases and interests from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, who was the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information please see discussion of Overview of Mining Property and Operations in Item 2 below.
We pay royalties to the BLM, the State of Wyoming and Sweetwater Royalties, LLC (“Sweetwater Royalties”) who acquired the mineral rights through a conveyance from Sweetwater. These royalties are calculated based upon the gross value of soda ash and related products at a certain stage in the mining process. We are obligated to pay minimum royalties or annual rentals to our lessors regardless of actual sales and in the case of Sweetwater Royalties to pay royalties in advance based on a formula based on the amount of trona produced and sold in the previous year which is then credited against production royalties owed. The royalty rates we pay to our lessors may change upon our renewal of such leases; however, we anticipate being able to renew all material leases at the appropriate time. In the past, the U.S. Congress has passed legislation to cap royalties collected by BLM at a rate lower than the rate stated in our federal leases.
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2021, the amount of our reclamation bonds totaled to approximately $80 million. The amount of the bonds are subject to change based upon periodic re-evaluation by WDEQ.
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
Several of the production operations in our Alkali Business are subject to regulation by the U.S. Food and Drug Administration (“FDA”). Our sodium bicarbonate plant is a registered facility for the production of food and pharmaceutical grade ingredients and we comply with strict Current Good Manufacturing Practice (“CGMP”) requirements in our operations. The U.S. Food Safety Modernization Act requires that parts of our facility that produce animal nutrition products comply with more rigorous manufacturing standards. We believe that we materially comply with requirements currently in effect and have a program in place to maintain such compliance. We also comply with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute and the Orthodox Union. Alkali has also sought and received certification of its Wyoming facilities under ISO.9001:2015.
Environmental Regulations
General - We are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may (i) require the acquisition of and compliance with permits for regulated activities, (ii) limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness area, seismically sensitive areas, or areas inhabited by endangered or threatened species, (iii) result in capital expenditures to limit or prevent emissions or discharges, and (iv) place burdensome restrictions on our operations, including the management and disposal of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. Changes in environmental laws and regulations occur frequently, typically increasing in stringency through time, and any changes that result in more stringent and costly operating restrictions, emission control, waste handling, disposal, cleanup and other environmental requirements have the potential to have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
Hazardous Substances and Waste Handling - The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons. These persons include current owners and operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release of hazardous substances, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. We currently own or lease, and have in the past owned or leased, properties that have been in use for many years with the gathering and transportation of hydrocarbons including crude oil and other activities that could cause an environmental impact. Persons deemed “responsible persons” under CERCLA may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
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
Water Discharges - The Federal Water Pollution Control Act, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including crude oil, into navigable waters of the U.S., as well as state waters. Permits must be obtained to discharge pollutants into these waters. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit.
The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of “waters of the United States,” updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Air Emissions - The Federal Clean Air Act, or CAA, as amended, and analogous state and local laws and regulations restrict the emission of air pollutants, and impose permit requirements and other obligations. Regulated emissions occur as a result of our operations, including the handling or storage of crude oil and other petroleum products. Both federal and state laws impose substantial penalties for violation of these applicable requirements. Accordingly, our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, revocation or suspension of necessary permits and, potentially, criminal enforcement actions.
On August 16, 2012, the EPA published final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
National Environmental Policy Act - Under the National Environmental Policy Act, or NEPA, a federal agency, commonly in conjunction with a current permittee or applicant, may be required to prepare an environmental assessment or a detailed environmental impact statement before taking any major action, including issuing a permit for a pipeline extension or addition that would affect the quality of the environment. Should an environmental impact statement or environmental assessment be required for any proposed pipeline extensions or additions, NEPA may prevent or delay construction or alter the proposed location, design or method of construction.
Endangered Species Act - The federal Endangered Species Act and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
Climate Change - In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry and the U.S. Congress has from time to time considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. The net effect of this regulatory regime is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if adopted, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.
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
Recently, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs. Many of the requirements will be phased in over an extended compliance schedule. Once effective, the rules also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Also, on November 15, 2021, the PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures. Also, on June 7, 2021, the PHMSA issued an advisory bulletin reminding pipeline owners and operators that, pursuant to legislation signed into law in December 2020, they must take several steps to eliminate hazardous leaks and minimize releases of natural gas by December 27, 2021. Additional rulemakings are anticipated, including rulemakings to adjust repair criteria for gas transmission lines, to require inspection of gas pipelines following extreme events, and to strengthen integrity management assessment requirements.

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
Our crude oil, refined products and sodium minerals and sulfur services operations are also subject to the requirements of OSHA and comparable state statutes. Various other federal and state regulations require that we train all operations employees in Hazardous Communication (“HAZCOM”) and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.
In most cases, states are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to intrastate hazardous liquids pipelines, including crude oil and natural gas pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Railroad Commission recently updated its pipeline safety regulations consistent with PHMSA requirements, effective September 13, 2021. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.
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
On May 27, 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced Security Directive Pipeline-2021-01 that requires us, as a critical pipeline owner, to report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and to designate a Cybersecurity Coordinator. It also requires us and the third-party operators of our assets to review current practices as well as to identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. We designated a Cybersecurity Coordinator, developed a plan to comply with mandatory reporting timeframes and completed the vulnerability assessment required under this directive in 2021. On July 20, 2021, the TSA issued a second Security Directive. We have evaluated the impacts of this second directive to our pipeline business and have made significant progress in compliance. See “Compliance with and changes in cybersecurity requirements has a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.”
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
•We may not have sufficient cash from operations to pay the current level of quarterly distributions following the establishment of cash reserves and payment of fees and expenses.
•Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, soda ash, NaHS and caustic soda) volumes, which often depend on actions and commitments by parties beyond our control.
•Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have historically been, and may continue to be, impacted by volatility in the commodity markets.
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
Tax Risks to Our Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation (for U.S. federal income tax purposes) or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders could be substantially reduced.
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
•Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions. Compliance with and changes in cyber security requirements have a cost impact on our business.
•Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of our common units.
•We may issue additional common units without unitholders’ approval, which would dilute their ownership interests.
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
We may not have sufficient cash from operations to pay the current level of quarterly distributions following the establishment of cash reserves and payment of fees and expenses.
The amount of cash we distribute on our common and Class A Convertible Preferred Units principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products and caustic soda; the volumes of sodium hydrosulfide, or NaHS, and soda ash that we receive for our sodium minerals and sulfur services and the prices at which we sell NaHS and soda ash; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
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
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, soda ash, NaHS and caustic soda) volumes, which often depend on actions and commitments by parties beyond our control.
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, soda ash, NaHS, and caustic soda) volumes. We access commodity volumes through various sources, such as our mines, producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, marine vessel and railcar transportation operations), we can acquire the commodity from our customer and resell it to another party, or, in the case of soda ash, we can produce the commodity ourselves.
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
Finding and developing new reserves is very expensive, requiring large capital expenditures by producers for exploration and development drilling, installing production facilities and constructing pipeline extensions to reach new wells. Many economic and business factors out of our control can adversely affect the decision by any producer to explore for and develop new reserves. These factors include the prevailing market price of the commodity, the capital budgets of producers, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives, cost and availability of equipment, capital budget limitations or the lack of available capital and other matters beyond our control. Additional reserves, if discovered, may not be developed in the near future or at all. The volatility in crude oil and natural gas prices has forced some producers to significantly defer or curtail their planned capital expenditures. Thus, crude oil and natural gas production in our market areas could decline, which could have a material negative impact on our revenues and prospects.
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
Our ability to access NaHS depends primarily on the demand for our proprietary sulfur removal process. Demand for our services could be adversely affected by many factors, including lower refinery utilization rates, U.S. refineries accessing more “sweet” (instead of “sour”) crude and the development of alternative sulfur removal processes that might be more economically beneficial to refiners.
We are dependent on third parties for NaOH for use in our sulfur removal process as well as volume to market to third parties. Should regulatory requirements or operational difficulties disrupt the manufacture of caustic soda by these producers, we could be affected.
Our sulfur removal operations are dependent upon the supply of caustic soda, the demand for NaHS and the continuing operations of the refiners for whom we process sour natural gas.
Caustic soda is a major component of the proprietary sulfur removal process we provide to our refinery customers. Because we are a large consumer of caustic soda, we can leverage our economies of scale and logistics capabilities to effectively market caustic soda to third parties. NaHS, the resulting by-product from our sulfur removal operations, is a vital ingredient in a number of industrial and consumer products and processes. Any decrease in the supply of caustic soda could affect our ability to provide sulfur removal services to refiners and any decrease in the demand for NaHS by the parties to whom we sell the NaHS could adversely affect our business. Refineries’ need for our sulfur removal services is also dependent on refining competition from other refineries by refiners to process more “sweet” (instead of “sour”) crude, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.
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
Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have historically been, and may continue to be, impacted by volatility in the commodity markets.
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Extreme volatility in commodity prices has caused many of our customers’ equity value to substantially decline. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. For example, prices for crude oil declined precipitously starting in the second half of 2014 from over $100 per barrel in June 2014 to approximately $30 per barrel in early 2016. Over the last two years, average monthly prices for crude oil ranged from a high of over $80 per barrel to a low of less than $20 per barrel, and such extreme volatility may continue going forward. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects.
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
We use derivative financial instruments and other hedging mechanisms from time to time to limit a portion of the effects resulting from changes in commodity prices. To the extent we hedge our commodity price exposure, we forego the benefits we would otherwise experience if commodity prices were to increase. In addition, we could experience losses resulting from our hedging and other derivative positions. Such losses could occur under various circumstances, including if our counterparty does not perform its obligations under the hedge arrangement, our hedge is imperfect or our hedging policies and procedures are not followed.
Non-utilization of certain assets could significantly reduce our profitability due to the fixed costs incurred with respect to such assets.
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability is negatively affected because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our operations, we lease all of our railcars that obligate us to pay the applicable lease rate without regard to utilization. If business conditions are such that we do not utilize a portion of our leased assets for any period of time, we will still be obligated to pay the applicable fixed lease rate. In addition, during the period of time that we are not utilizing such assets, we will incur incremental costs associated with the cost of storing such assets, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased assets and other similar assets could have a significant negative impact on our profitability and cash flows.
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
Due to the nature of joint ventures, each participant (including us) in our material joint ventures has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features include a governance structure that consists of a management committee composed of members, only some of which are appointed by us. In addition, many of our joint ventures are operated by our “partners” and have “stand-alone” credit agreements that limit their freedom to take certain actions. Thus, without the concurrence of the other joint venture participants and/or the lenders of our joint venture participants, we cannot cause our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the joint ventures or us. Similarly, third parties that invested in Alkali Holdings’ equity have required that Alkali Holdings' governing documents contain certain features designed to protect their investment. These features include a governance structure that consists of a board of managers composed of members, only a majority of which are appointed solely by us. Certain fundamental decisions of Alkali Holdings may require consent of the full board of managers and, thus, without the concurrence of one of more third parties, we cannot cause Alkali Holdings to take or not to take certain fundamental actions, even though those actions may be in the best interest of Alkali Holdings or us.
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
In addition, joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The third party equity investors in Alkali Holdings have obligations to invest additional capital in Alkali Holdings, subject to certain conditions. The performance and ability of third parties to satisfy their obligations under joint venture arrangements and Alkali Holdings’ governing documents is outside our control. If these third parties do not satisfy their obligations under these arrangements, our business may be adversely affected.
We may not be able to renew our marine transportation time charters and contracts when they expire at favorable rates, for extended periods, or at all, which may increase our exposure to the spot market and lead to lower revenues and increased expenses.
During the year ended December 31, 2021, our marine transportation segment received approximately 49% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 51% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
Maintenance of the U.S. inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by over 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The U.S. inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products for our marine transportation customers on a timely basis.
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
We have outstanding debt and the ability to incur more debt. As of December 31, 2021, we had approximately $49.0 million outstanding of senior secured indebtedness and an additional $2.9 billion of senior unsecured indebtedness. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
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
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under new credit agreements of our unrestricted subsidiaries, under capital leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing or replacement credit agreement or under arrangements that may have terms and conditions at least as or even more restrictive as those contained in our existing credit agreement and the indentures governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our senior secured credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our senior secured credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
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
The capital markets (debt and equity) have previously been from time to time disrupted and volatile as a result of adverse conditions, including recessionary pressures, bubble-effects and precipitous commodity price declines. These circumstances and events, which can last for extended periods of time, have led to reduced capital availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. Although we cannot predict the future condition of the capital markets, future turmoil in capital markets and the related higher cost of capital could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be limited.
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
Any or all of these methods may not be available when needed, may be prohibited or restricted by our or our joint venture’s debt or other contractual arrangements or may adversely affect our future results of operations.
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
Fluctuations in interest rates could adversely affect our business.
We have exposure to movements in interest rates. The interest rates on our senior secured credit facility ($49.0 million outstanding at December 31, 2021) are variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.
Changes in the method pursuant to which the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely impact our business and results of operations.
We are exposed to market risks due to the floating interest rates on our senior secured credit facility. Obligations under our senior secured credit facility bear interest at LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates.
The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of LIBOR and other rates resulting from rate reform. The Alternative Reference Rates Committee, a group of market participants convened under the auspices of the U.S. Federal Reserve Board and other U.S. regulators, has recommended the Secured Overnight Financing Rate (“SOFR”), calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace LIBOR. The consequences of these developments cannot be entirely predicted but may include an increase in the interest rate on our senior secured credit facility when transitioning from LIBOR to SOFR, which may have an adverse effect on our financial condition, operating results or cash flows.
Risks Related to Legal and Regulatory Compliance
Our operations are subject to federal, state and local environmental protection and safety laws and regulations.
Our operations are subject to stringent federal, state and local environmental protection and safety laws and regulations. See “Regulation-Environmental Regulations.” Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future. Revised or new additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows. Moreover, our operations, including the transportation and storage of crude oil, natural gas and other commodities, involves a risk that crude oil, natural gas and related hydrocarbons or other substances may be released into the environment, which may result in substantial expenditures for a response action, significant government penalties, liability to government agencies for natural resources damages, liability to private parties for personal injury or property damages and significant business interruption. These costs and liabilities could rise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we are unable to recover such resulting costs through increased rates or insurance reimbursements, our cash flows and distributions to our unitholders could be materially affected.
Climate change legislation and regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered various proposals to reduce GHG emissions. Almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring, reporting and emission control rules, our operations are not adversely and materially impacted by existing federal, state and local climate change initiatives. However, our compliance with any future legislation or regulation of GHGs, if it occurs, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.
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
President Biden’s regulatory agenda, and a closely divided Congress, creates some regulatory uncertainty for the oil and natural gas industry. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
President Biden’s regulatory agenda, as well as a closely divided Congress, creates some regulatory uncertainty in the oil and natural gas industry. President Biden has indicated that he is supportive of, and has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and gas operations, and decarbonize electric generation and the transportation sector. It remains unclear what additional actions the current administration will take and what support they will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect our operations. However, such actions could materially increase our costs or impair our ability to explore and develop other projects, which could materially harm our business, financial condition and results of operations.

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

OSHA’s emergency temporary standard (“ETS”) mandating either fully vaccination or weekly testing of employees could have a material adverse impact on our business and results of operations.
On November 5, 2021, OSHA announced an ETS requiring that employers with 100 or more employees to implement and enforce a mandatory Covid-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo weekly Covid-19 testing and wear a face covering in the workplace. On November 6, 2021, the ETS was stayed by the U.S. Fifth Circuit Court of Appeals pending additional court review. The Biden administration requested that the U.S. Fifth Circuit Court of Appeals reinstate the mandate. Multiple other lawsuits were filed regarding the ETS in various jurisdictions. The pending lawsuits were consolidated before the U.S. Sixth Circuit Court of Appeals. On December 17, 2021, the U.S. Sixth Circuit Court of Appeals lifted the injunction imposed by the U.S. Fifth Circuit Court of Appeals. Shortly after the ruling, a number of petitions were filed with the U.S. Supreme Court, asking it to immediately block the mandate. On January 13, 2022, the U.S. Supreme Court blocked the mandate. Subsequent to the U.S. Supreme Court’s decision, OSHA withdrew the ETS effective January 26, 2022, although OSHA did not withdraw the proposed rule and indicated it is prioritizing its resources to focus on finalizing a permanent COVID-19 Healthcare Standard. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business and financial condition, and may result in costs of compliance that are difficult to quantify at this time.
Risks Related to Our Partnership Structure
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 11.0% of our Class A Common Units and 77.0% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. While some of our joint ventures and our Alkali Business may generally be required to make cash distributions to us on a quarterly or other periodic basis, distributions from our joint ventures and our unrestricted subsidiaries holding the Alkali Business are subject to the discretion of their respective management committee or similar governing body in one or more respects even if such distributions are generally required, such as with respect to the establishment of cash reserves. Further, the charter documents of certain of our joint ventures and the unrestricted subsidiaries holding the Alkali Business may vest in the management committees or similar governing body’s certain discretion or contain certain limitations regarding cash distributions even if such distributions are generally required. Accordingly, our joint ventures and our unrestricted subsidiaries holding the Alkali Business may not continue to make distributions to us at current levels or at all.
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
Tax Risks to Our Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation (for U.S. federal income tax purposes) or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner's “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023, and after that date, if effected through a broker, the obligation to withhold is imposed on the transfer’s broker. Non-U.S. unitholders should consult a tax advisor before investing in our units.
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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
The IRS could challenge our treatment of the holders of Class A Convertible Preferred Units as partners for tax purposes, and if such challenge were sustained, certain holders of Class A Convertible Preferred Units could be adversely impacted.
The IRS may disagree with our treatment of the Class A Convertible Preferred Units as equity for U.S. federal income tax purposes, and no assurance can be given that our treatment will be sustained. If the IRS were to successfully characterize the Class A Convertible Preferred Units as indebtedness for tax purposes, certain holders of Class A Convertible Preferred Units may be subject to additional withholding and reporting requirements. Further, if the Class A Convertible Preferred Units were treated as indebtedness for U.S. federal tax purposes, rather than equity, distributions likely would be treated as payments of interest by us to the holders of Class A Convertible Preferred Units. Holders of Class A Convertible Preferred Units are encouraged to consult their tax advisors regarding the tax consequences applicable to the re-characterization of the Class A Convertible Preferred Units as indebtedness for tax purposes.
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
We, along with one other U.S. trona-based soda producer, utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly exposed to ANSAC’s customer relationship and the credit and other terms ANSAC extends to its customers. In addition, if ANSAC ceased to exist, we could face costs and risks of securing those customers and related logistics arrangements on favorable terms.
Further, many of our customers could be impacted by weakened economic conditions, and volatility in commodity prices, such as crude oil, natural gas, copper, molybdenum, and aluminum in a manner that could influence the need for our products and services and their ability to pay us for those products and services. It is uncertain to what extent commodity prices will experience increased volatility in the future.
A natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event could result in an economic slowdown, severe personal injury, property damage and/or environmental damage, which could curtail our operations or otherwise adversely affect our assets and cash flow.
Some of our operations involve significant risks of severe personal injury, property damage and environmental damage, any of which could curtail our operations or otherwise expose us to liability and adversely affect our cash flow. Virtually all of our operations are exposed to the elements, including hurricanes, tornadoes, storms, floods, earthquakes and extended periods of below freezing weather. A significant portion of our operations are located along the U.S. Gulf Coast, and our offshore pipelines are located in the Gulf of Mexico. These areas can be subject to hurricanes.
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
In December 2019, a novel strain of coronavirus (SARS-Cov-2), which causes Covid-19, was reported to have surfaced in China. The spread of this virus has caused business disruption, including disruption to the oil and natural gas and industrial industries. In March 2020, the World Health Organization declared the outbreak of Covid-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The Covid-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, petroleum products and industrial products, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the Covid-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas, petroleum products and industrial products (including the impact that reductions in travel, manufacturing and consumer product demand have had and will have on the demand for commodities), the availability of personnel, equipment and services critical to our ability to operate our assets and the impact of potential governmental restrictions on travel, transportation and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the Covid-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions and how quickly and to what extent normal economic and operating conditions can resume. These potential impacts, while uncertain, could adversely affect our operating results.
Compliance with and changes in cybersecurity requirements have a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.
In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures and provide vulnerability assessments. We may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, facilities and other assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats.
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
We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business. Such data breaches and cyberattacks could compromise our operational or other capabilities and cause significant damage to our business and our reputation. Our information systems have experienced threats to the security of our digital infrastructure, but none of these have had a significant impact on our business, operations or reputation relating to such attacks. We maintain a 24/7 dedicated security operations center to anticipate, detect and prevent cyberattacks; however, there is no assurance that we will not suffer such losses or breaches in the future. As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures or to investigate and remediate any information systems and related infrastructure security vulnerabilities. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.
Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of our common units.
As of December 31, 2021, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 18 million, or approximately 14%, of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
See Item 1. “Business,” in addition to the Summary Overview of Mining Operations disclosure below. We also have various operating leases for rental of office space, facilities and field equipment and transportation equipment. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to our Consolidated Financial Statements in Item 8 for details on our right of use assets and related lease liabilities. Such information is incorporated herein by reference.
Summary Overview of Mining Operations
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year for our material mining property.
As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC.
You are further cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to mineral reserves. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category of mineralization and it cannot be assumed that this will occur. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category of mineralization. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.
The information that follows is derived, in part, from the technical report summary (“TRS”) prepared by Stantec Consulting Services Inc., an external qualified person (“QP”) in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, filed as Exhibit 96.1 hereto, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
Overview of Mining Property and Operations
Our Alkali Business is one of the world’s leading producers of natural soda ash. Natural soda ash is processed from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO3H2O. Approximately 60% of the world’s natural soda ash is produced from trona extracted from underground mines and solution mining in the Green River Basin of southwestern Wyoming. Our trona mining and processing facilities are located in southwestern Wyoming approximately 18 miles west of the city of Green River, Wyoming. The following maps show the location of our mining property, as of December 31, 2021:

Figure 2.1. General Location Map

Georgetown
Bennington
Geneva
Montpelier
Ovid
Raymond
Paris
Dingle
Border
Mud Lake
Pegram
Bear Lake
Cokeville
Bear Lake
Garden City
Lake Viva Naughton
Lincoln
Laketown
Sage
Frontier
Kemmerer
Diamondville
Elkol
Opal
Nutria
Randolph
Rich
Woodruff
Neponset Reservoir
Bear River
Almy
Uinta
Evanston
Ragan
Aspen
Altamont
Piedmont
Wahsatch
Emory
Wyoming
Utah
Summit
Weber River
Peoa
Oakley
Kamas
Francis
Duchesne
Sublette
Calpet
Green River
La Barge
Fontenelle Reservoir
Fontenelle
Granger
Verne
Carter
Lyman
Fort Bridger
Mountain View
Robertson
Lonetree
Burntfork
McKinnon
Manila
Daggett
Uintah
Westvaco
Little America
Bryan
Peru
Green River
Sweetwater
Eden
North Rock Springs
Reliance
Rock Springs
Quealy
Briggs Reservoir
Green River
Colorado
Canada
U.S.A.
Mexico
0 500 1,000
Miles
N
1400000
1600000
1800000
400000
200000
89
189
30
191
80
LEGEND
Genesis Alkali Leases
KSLA Boundary
Railroads
Interstate
Highway
Major Road
Local Road
Cities
Towns
Lakes
Stream
Intermittent Stream
Counties
State Boundary
Coordinate System:
NAD1983 State Plane
Wyoming West Central
FIPS 4903
Feet
0 10 20
Miles
0 10 20 40
Kilometers
N
genesisalkali
Genesis Alkali
Locality Plan
DATE: 4/30/2015
Fig1 - Locality_Plan.mxd
SCALE:
1:1,000,000
Stantec

Figure 2.2. Map of Mining Areas

1,630,000
1,640,000
1,650,000
1,660,000
1,670,000
1,680,000
1,690,000
1,700,000
1,710,000
450,000
440,000
430,000
420,000
410,000
400,000
390,000
380,000
370,000
360,000
N
Genesis Alkali Granger Facility
Genesis Alkali Westvaco Facility
Westvaco
Granger
Little America
Bryan
Green River
Blacks Fork
STEVENS FLAT
America Rd
Spruce St
372
30
80
6600
6400
6200
0
13,000
26,000
Feet
0
2
4
Miles

C:\Data\Tata\03_data\gis_cad\MXD\Fig_4_2_GA_TopoFeb2022.mxd

Legend

Genesis Alkali Lease Areas

- Granger Non-Contiguous
- Granger Contiguous
- Westvaco Contiguous

Roads

- Interstate
- US - Highway
- State - Highway
- Railroad

- Topographic Contour 200 feet
- Topographic Contour 40 feet
- Tailings Reservoir
- River

genesisalkali

GENESIS ALKALI PFS REPORT

Surface Topography, Roads, Rail and Drainages

Notes
1. Coordinate System: NAD 1983 StatePlane Wyoming West Central FIPS 4903 Feet; Units: Foot US
2. Data Source: contours - National Elevation Dataset 10 meter resolution; basemap - National Geographic World Map, Esri.

DRAWN BY: J.K.
CHK'D BY: D.L.
DATE: 02/03/22

Stantec

Disclaimer: This document has been prepared based on information provided by others as cited in the Notes section. Stantec has not verified the accuracy and/or completeness of this information and shall not be responsible for any errors or omissions which may be incorporated herein as a result. Stantec assumes no responsibility for data supplied in electronic format, and the recipient accepts full responsibility for verifying the accuracy and completeness of the data.

The Green River trona beds are collectively the largest known deposit of trona and the undisputed largest source of raw material feed for the production of natural soda ash in the world. The trona deposits are the result of very unusual, geological circumstances. Sodium-rich springs are believed to have fed ancient Lake Gosiute, a large, shallow inland lake that reached a maximum extent of over 15,000 square miles around 50 million years ago. In response to repetitive cycles of lake expansion, contraction and evaporation, and changes in temperature and salinity, trona was precipitated in beds of remarkable purity and extent. In addition to trona, the evaporite sodium mineral assemblage includes variable levels of other sodium carbonate minerals as well as halite (NaCl). At least 25 beds of natural trona in the Wilkins Peak Member of the Eocene Green River Formation exceed at least three feet in thickness and are estimated by the U.S. Geological Survey (“USGS”) to contain a cumulative resource of over 100 billion tons of trona. Individual trona beds are numbered in ascending order and trona beds of significance lie at depths between approximately 400 to 2,000 feet. Our current dry mining and solution mining operations exploit three trona beds, and our reserves are contained in four trona beds.
Genesis has one trona mineral property, located in the Known Sodium Leasing Area in Southwest Wyoming, primarily encompassed by the Westvaco area and the Granger area. Due to differences in geology between these two mine areas, the mineral leases and, ultimately, the trona resources and reserve estimates have been separated into Westvaco contiguous leases, Granger contiguous leases and Granger non-contiguous leases. The table and figures below are summaries of our acreage under each mineral lease type as of December 31, 2021.

	Area by lessor (acres)
	Contiguous leases		Non-contiguous leases
Location	Granger	Westvaco	Granger	Remaining
Federal	4,236	19,699	—	320
State	1,280	6,403	640	13,280
Sweetwater	8,320	27,520	4,480	—
Total Area	13,836	53,622	5,120	13,600

Our trona resources and mining operations are held under leases covering 86,178 acres over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks. Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Sweetwater. We lease approximately 24,255 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the U.S. Bureau of Land Management (“BLM”). We lease 40,320 acres from Sweetwater who acquired the mineral rights from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, which acquired the ownership from the Union Pacific Resources Group (“UPRG”) in 2000. The lease includes alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to UPRG under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 21,603 acres from the State of Wyoming. Our mineral leases have varying terms. Our private leases are held indefinitely by production, BLM and State Leases expire and are renewed every 10 years. Royalty payments range from 2% to 8% of the sales value of soda ash products. We believe that all of our leases were entered into at market terms.
BXC owns preferred units in Alkali Holdings, which is an indirect parent entity of our subsidiary that owns all the leases and operates all of our mining properties. See Item 1 “Business—Recent Developments and Status of Certain Growth Initiatives—Granger Production Facility Expansion” for more information.

Figure 2.3. Lease Tenure

R111W
R110W
R109W
T20N
T19N
T18N

LEGEND

Lessor
- Sweetwater (Private)
- Federal
- State of Wyoming

Lease Area and Type
- Granger Contiguous
- Granger Non-Contigous
- Westvaco Contiguous

N

0 5000 10,000 15,000
FEET

genesisalkali

GENESIS ALKALI PFS REPORT

Tenure Plan

Date: 06/14/2021

Stantec

The table below shows certain key information for leases in the Westvaco contiguous leases, Granger contiguous leases, and Granger non-contiguous leases that are included in the resource and reserve estimates, including lessor, lease term, size, royalty information and expiration date.

Our Westvaco site is a production stage property that mines trona through both dry mining and solution mining methods. The Westvaco mine has been in uninterrupted, continuous operation since its start in 1947 by Westvaco Chemical Company. We acquired the Westvaco facility in September 2017.
The location of the Westvaco site and contiguous lease boundary can be found in Figure 2.2. It is located in Sweetwater County, Wyoming, 18 miles west of Green River and is accessible from Interstate 80 (I-80), a four-lane divided highway. I-80 exit 72 is approximately seven miles from the processing plant. The Union Pacific Railroad passes just north of the Westvaco facilities with siding to access the mainline. The two main population centers of Green River, Wyoming and Rock Springs, Wyoming are 18 miles and 30 miles to the east, respectively. Evanston, Wyoming is 66 miles to the west. The area population provides a more than adequate base for staffing the Westvaco facilities, with a pool of talent for management.
The Westvaco site has been in continuous operation since 1947. Westvaco Chemical Corporation notified Union Pacific in 1946 of its intention to sink a mine shaft and to construct a trona processing plant. A shaft was sunk in 1947 to the top of Bed 17 bringing the first skipload of trona to the surface in late 1947. In the fall of 1948, Westvaco Chemical Corporation was acquired by the Food Machinery Corporation (later known as “FMC”). In 1952, the Westvaco Division of FMC formed the Intermountain Chemical Company as Wyoming’s first trona mining company. In 1953, Intermountain Chemical Company began producing refined soda ash by a sesquicarbonate process through a plant with a 300,000-ton capacity. The Alkali Chemical Division of FMC, including the trona mining and processing operations in the Green River Basin of Wyoming, was acquired by Tronox Alkali in May 2015. In September 2017, we acquired the Westvaco facility from Tronox Alkali and currently operate the facility through Genesis Alkali Wyoming, LP.
Infrastructure on the Westvaco site is very well developed as the facilities have been in operation for nearly seventy years. The infrastructure consists of sufficient truck and rail loadout facilities, electrical generation and transmission facilities, tailings facilities, product storage facilities, process facilities, natural gas pipelines and distribution facilities and water pipelines, treatment and distribution facilities. The Westvaco site also has ample buildings for offices, labs, change rooms, warehouses and maintenance shops.
Our Granger site is a production stage property that mines trona through solution mining methods.
The location of the Granger site and contiguous lease boundary can be found in Figure 2.2. The Granger site is located in Sweetwater County, Wyoming and can be accessed by traveling eight miles west of Green River, Wyoming on I-80, then turning north on state highway 372 and traveling about 12 miles to county road 11. The Granger site is accessible to the Union Pacific Railroad by a spur line that connects to the mainline near the town of Granger, Wyoming. The two main population centers of Green River, Wyoming and Rock Springs, Wyoming are 18 miles and 30 miles to the east, respectively. Evanston, Wyoming is 66 miles to the west. The area population provides a more than adequate base for staffing the Granger facilities, with a pool of talent for management.
The Granger mine and processing facility operated as an underground mine from 1976 to 2002. FMC acquired the properties in 1999 by acquiring Tg Soda Ash Inc., originally developed as a unit of Texasgulf and then owned by Elf Atochem. FMC converted the mine and mill to solution mining in 2005. The Alkali Chemical Division of FMC, including the trona mining and processing operations in the Green River Basin of Wyoming, was acquired by Tronox Alkali in May 2015. In September 2017, we acquired the Granger facility from Tronox Alkali and currently operate the facility through Genesis Alkali Wyoming, LP.
Infrastructure on the Granger site is very well developed as the facilities have operated for over 35 years. The infrastructure consists of sufficient rail loadout facilities, electrical transmission facilities, tailings facilities, product storage facilities, process facilities, natural gas pipelines and distribution facilities and water pipelines, treatment and distribution facilities. The Granger site also has ample buildings for offices, labs, change rooms, warehouses and maintenance shops.
As both the Westvaco site and Granger site have been operating for many years, all permits necessary for the operation of these facilities are in place. The Westvaco site includes approximately 36,000 permitted acres, of which the processing, support facilities, and tailings and evaporation ponds cover about 2,600 surface acres. The Granger facility includes about 16,000 permitted acres of which the processing, support facilities, and tailings and evaporation ponds cover about 1,800 surface acres. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits. With respect to each facility, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. There have been no outstanding violations or orders that would prevent continued operation of the plants and mines. This includes air, land, surface and groundwater, drinking water, wildlife, and waste. Approved reclamation plans are in place along with surety in the amounts of approximately $43 million for the Westvaco site and $23 million for the Granger site. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.

At our Wyoming property, we use both mechanical and solution mining to mine the trona ore:
•Dry Mining of Trona Ore. We extract trona ore from our Westvaco underground mine by mechanized, continuous mining methods. Our current underground dry mine production is from trona bed 17, a near-horizontal bed approximately 10 feet thick at a depth from the surface of 1,500-1,650 feet. Ore is extracted primarily by our single longwall mining machine from an extensive network of parallel drifts and connecting cross-cuts, known as room-and-pillar mining, and from longwall mining. Longwall miners shear off successive panels of ore which drops onto a conveyor belt for delivery to the vertical hoisting shafts. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room-and-pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels about 1,600 feet vertically to the surface and is either taken directly into our processing facilities or stored on two outdoor stockpiles for future consumption.
•Secondary Recovery Solution Mining. We solution mine trona at both our Westvaco and Granger sites using secondary recovery techniques. Our secondary recovery mining starts with the recovery of water streams from our operations and non-trona solids (“insolubles”) remaining from the processing of dry mined trona. The water and some insolubles are injected through a number of wells into the old dry mine workings at both our Westvaco and Granger sites. The insolubles settle out while the water travels through the old workings, dissolving sodium carbonate and sodium bicarbonate from the trona left behind during previous dry mining. Multiple pumping systems are used to pump the enriched brine to the surface for processing.
Our mineral recovery consists of four processing plants producing soda ash at two surface sites, Westvaco and Granger.
Dry mined and solution mined trona are processed into soda ash at our Westvaco site, located within the boundaries of our Westvaco contiguous lease blocks, involving multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Mineral recovery at Westvaco site consists of three plants: the Sesqui plant, the Mono plant and the evaporation, lime, decahydrate crystallization, and monohydrate crystallization (“ELDM”) plant.
Our Sesqui and Mono plants process dry-mined trona into soda ash. Crushing, dissolution in water, filtration, and crystallization techniques are used to produce the desired final products. The Mono plant consists of two separate processing lines to produce soda ash. Mono I began operation in May 1972, while Mono II was started up in January 1976. In the Mono plant, the ore is calcined with heat, prior to dissolution, to process the trona into soda ash by the removal of water and carbon dioxide. A final calcining step using steam produces a dense soda ash product from the Mono process. The Sesqui plant was the first soda ash plant built and operated at the Westvaco site. In our Sesqui plant, the calcination is performed at the end of the process, producing a light density soda ash that is preferred in applications desiring increased absorptivity. The Sesqui process also has the ability to produce refined sodium sesquicarbonate (which we sell under the names S-Carb® and Sesqui®™) for use as a buffer in animal feed formulations and in cleaning and personal care applications.
Our ELDM plant was constructed in 1995 and started operations in 1996. Our ELDM plant uses the tailings return water as a feed source for soda ash production. Solution mined trona is processed into dense soda ash in our ELDM operation. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.

Figure 2.4 Westvaco Surface Production Facilities

Black's Fork River
Sanitary Lagoon
Final Retention Pond
UPRR Mainline
BMT Plant
Sesqui Plant
Mono Plant
Caustic Plant
ELDM Plant
Tailings Pond
Evaporation Lake
Primary Access Road
3

The Westvaco site also has a facility producing food, feed, and pharmaceutical grade sodium bicarbonate from a Sesqui plant intermediate product. Fifty percent caustic is produced on the Westvaco site for commercial sale from a Mono plant intermediate product.
The Westvaco site has successfully mined and processed trona ore at a profit for over 70 years. In this time, capital has been expended as appropriate to sustain the operation at the current production and operating cost level. We plan for capital expenditures necessary to replace equipment and facilities over time in order to sustain production and operating costs. We believe that the Westvaco site and its operating equipment are maintained in good working condition.
Solution mined trona is processed into soda ash at our Granger plant, located within the boundaries of the Granger contiguous lease blocks, and involves multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine. The approximately 500,000 short tons of soda ash capacity at our Granger facility was put in cold standby in April 2020 as a result of price and demand erosion driven largely by the Covid-19 pandemic.

Figure 2.5. Granger Surface Production Facilities

Tailings Pond #1
North Containment
Soda Ash Plant
Mill Building
South Containment
Caustic Plant
UPRR Spur

The Granger site has successfully mined and processed trona ore at a profit for over 35 years. In this time, capital has been expended as appropriate to sustain the operation at the current production and operating cost level. The Granger Optimization Project is underway with the upgraded operation scheduled to start in the second half of 2023. Capital expenditures are generally for sustaining production and operating costs except for some remaining capital for our Granger Optimization Project. We believe that the Granger site and its operating equipment are maintained in good working condition.
The total book value of the Westvaco and Granger sites as of December 31, 2021 was approximately $1,439 million.
In many cases, market demand drives annual production so that actual production may be less than plant capacities. The table below shows annual production from our trona property and its four plants for the fiscal years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
	2021	2020	2019
Total (in thousands of tons)	3,483	3,206	4,014

Summaries of our mineral resources and reserves for the fiscal year ended December 31, 2021 are set forth in the tables below:

Area	Resource Category(1)	Million short tons (dry weight)	Grade (% Trona)(2)
Granger Contiguous Leases	Measured	618	84
	Indicated	145	89
	Measured + Indicated	763	85

Westvaco Contiguous Lease Area	Measured	1,072	88
	Indicated	158	84
	Measured + Indicated	1,230	87
	Inferred	4	80

Granger Non-Contiguous Leases	Measured	87	85
	Indicated	60	84
	Measured + Indicated	147	85
	Inferred	3	84

Total	Measured + Indicated	2,140	86

Total	Measured + Indicated + Inferred	2,147	86
(1)Mineral resources are exclusive of mineral reserves, which are summarized in the table below. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)Based on the analysis described in Section 11.3 of the TRS, no economic cutoff grade has been applied to the resource given the long history of uninterrupted trona mining on the property, spatial consistency of the trona content and overall low insoluble and halite content. No elements or compounds from within the beds were identified as having a material impact on the ability to extract trona from the beds via mechanical or solution mining methods.

		December 31, 2021		December 31, 2020
Reserve Area/Type	Resource Category	Million short tons (dry weight)(1)	Grade (% Trona)(5)	Million short tons (dry weight)(1)	Grade (% Trona)(5)
Westvaco dry extraction	Proven(2)	257	88	290
	Probable(2)	179	88	158
	Total Reserves(3)	436	88	448	90

Westvaco solution mining	Proven(2)	—		—
	Probable(2)	371	88	392	86
	Total Reserves(4)	371	88	392	86

Granger solution mining	Proven(2)	—		—
	Probable(2)	72	85	50	85
	Total Reserves(4)	72	85	50	85

Total solution mining	Total Reserves(4)	443	88	442	86

Total dry extraction and solution mining	Total Reserves	879	87	890	88
(1)Our trona ore reserves are calculated from in-place trona-bearing material that can be economically and legally extracted and processed into commercial products at the time of reserve determination. Our reserves estimates are developed using industry-standard procedures and have been reviewed internally and externally to ensure compliance with subpart 1300 of Regulation S-K.
(2)We use “measured and indicated” resources as the primary basis in determining our proven and probable reserves. We define proven reserves and probable reserves as follows:
a.Proven dry-mining reserves are measured reserves that fall within a 0.5 mile radius from drillhole data points or previously mined areas with a 7.0 feet minimum ore thickness.
b.Probable dry-mining reserves are indicated reserves that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas with a 7.0 feet minimum ore thickness.
c.All solution mining reserves are designated as probable based on the degree of confidence in the reserve estimate related to uncertainties involving solution flow paths, trona ore surface area available for dissolution, and the inaccuracy of depletion verification methods. They consist of both measured resources falling within a 0.5 mile radius from drillhole data points or previously mined areas and indicated resources that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas. Solution mining reserves are not limited to a minimum ore thickness, but rather are subjected to a 50 foot halo limit into large blocks of trona adjacent to areas impacted by previous dry mining and adjacent to areas planned for future dry mining.
(3)Estimated dry mining ore reserves include dilution from un-mineralized material within and marginal to the trona ore bed. We exclude support pillars from dry mining reserves, but a portion of the trona contained in the pillars is recovered by solution mining. We apply a bulk density factor of 133 lb/cu ft for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness.
(4)Our solution mining ore reserves are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The solution mining reserves are calculated using recovery parameters developed from our 20-plus years of cumulative secondary recovery solution mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid solutions injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates.
(5)Our ore reserves have a minimum trona grade of 66.2% (occurs in Bed 15). The balance of the ore consists of clays, shales, and other impurities.
Total trona reserves for the fiscal year ended December 31, 2021 decreased 11 million short tons from fiscal year ended December 31, 2020, representing approximately 1.2% of the total reserves.
Our 2020 reserve disclosure was partially based on the assessment of Norwest Corp, an external consulting company, that generated a reserve estimate in 2015 and an updated reserve estimate as of September 1, 2017, meeting SEC 7 guidance. Our year end 2020 reported reserves reflected that September 1, 2017 estimate, reconciled with 2017, 2018, 2019, and 2020 depletion. Our 2021 reserves are partially based on as assessment completed by Stantec Consulting Inc., an external QP, meeting the requirements of subpart 1300 of Regulation S-K.
Dry mining reserves at year end 2021 are 12 million short tons, or 2.7%, lower than year end 2020 reserves as a result of 4.4 million tons of dry mine extraction in 2021 and a more conservative layout used in development of the updated long term mine plan by the external consultant. The new layout leaves additional resource behind underneath areas near surface features such as highways.
Solution mining reserves are essentially the same at year end 2021 as they were at year end 2020 despite 1.4 million tons of solution based extraction in 2021 as a result of some modified assumptions applied by the external consultant in development of the 2021 reserve estimate. The 2021 reserve assessment includes higher ultimate secondary solution mining extraction percentage of the trona left behind by previous dry mining, based on actual secondary recovery that has been achieved in certain areas of the Westvaco mine. The gain in extraction percentage is largely offset by a more conservative assumption that removed certain areas of the Westvaco mine from the solution extractable base. The previous external assessment, which provided the basis for the 2020 year end reserves, assumed those areas were recoverable after the ultimate completion of dry mining at Westvaco.
Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates (based upon an expectation of operating the mines on a long-term basis) and the quality of in-place reserves. Key assumptions and parameters relating to our mineral resources and reserves at the Westvaco site are discussed in the TRS, and include, among other things, the following:
•The economic analysis of our resources and reserves was prepared based on 2022 dollars with annual inflation at 2.5% which has been applied to revenue, operating costs, and capital spending.
•The production schedule to mine and process the remaining reserves is based on the existing production capacity of the mine and processing plants.
•Bed 15, which lies approximately 35 to 55 feet below bed 17, can be effectively dry mined starting in roughly the year 2071, after the completion of longwall mining in overlying areas of Bed 17.
•Future secondary solution mining recoveries are similar to those that have been demonstrated thus far in certain areas of our Westvaco mine.
•Prices for bulk soda ash are based on the 2020 USGS price, which was escalated to establish the 2022 price while prices for bag and specialty products were consistent with recent history.
•Cash production costs include dry mining, solution mining, processing, royalties and production taxes, insurance, and administrative costs. Administrative costs include mine administration and corporate overhead allocations. Other costs include distribution, sales general and administrative, and research and development costs.
•The operating costs are based on our historical averages. Other costs are based on our five-year estimate. Costs are assumed to be similar in the future with annual inflation similar to pricing inflation. Modeled underground dry mining costs include a step change in approximately 50 years when longwall mining is phased out and replaced by borer and continuous mining in Bed 15 and the remaining areas of Bed 17.
•Capital expenditures are generally for sustaining production and operating costs. Sustaining cap-ex in the future is assumed similar to recent history and short term projections, with inflation similar to product pricing escalation.
•All leases remain valid throughout the time required to mine the reserves
•All permits remain valid throughout the life of the operation, and no new laws are enacted that require any extraordinary compliance which would significantly impact production or cost.
•New permits and approved mine plans will be obtained for mining reserves that lie within existing leases, but outside of our current mining permit areas.
•Tailings storage capacity will be developed as necessary over the life of the mine and processing plants.
•Because our Alkali Business is structured as a pass-through entity for income tax purposes, there is no provision for income taxes in the cash flow analysis.
Internal Control Disclosure
The modeling and analysis of our resources and reserves has been developed by our mine personnel and reviewed by several levels of internal management and external consultants, including the QP. The development of such resources and reserves estimates, including related assumptions, was a collaborative effort between the QP and our management. This section summarizes the internal control considerations for our development of estimations, including assumptions, used in resource and reserve analysis and modeling.

When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QP and our management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP.
We base our mineral reserve estimates on detailed geological, geotechnical, mine engineering and mineral processing inputs, and financial models developed and reviewed by management and technical staff of our Alkali Business, who possess years of experience directly related to the resources, mining and processing characteristics or financial performance of our operations. Additionally, our management and technical staff includes senior personnel who have remained closely involved with each of our active mining and mineral processing operations.
In preparing our reserve estimates for our Alkali operations at Green River, Wyoming, we follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from solution mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with subpart 1300 of Regulation S-K.
All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.
Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geophysical data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortizations that are based on life of mine estimates.
Documentation of sample security measures, quality control and assurance (“QAQC”) was not observed by the QP. However, given that there has been successful underground dry mining of Bed 17 and Bed 20 within and nearby the exploration sample sites, it would appear that previous sampling methods, sample security, analysis methods, and internal QAQC measures met the requirements for successful mine planning over the history of the Westvaco site and Granger site mining operations.
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
At February 24, 2022, we had 122,539,221 Class A common units outstanding. As of December 31, 2021, the closing price of our common units was $10.71 and we had approximately 31,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 25,336,778 Class A Convertible Preferred Units for which there is no established public trading market.
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
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our senior secured credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
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
We are a growth-oriented master limited partnership formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash.
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
Our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of Mexico focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties. We provide services to one of the most active drilling and development regions in the U.S. (the Gulf of Mexico), a producing region representing approximately 15% of the crude oil production in the U.S. during 2021. Our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S. focus on providing a suite of services primarily to refiners, which includes our sulfur removal services, transportation, storage, and other handling services. Our onshore-based operations occur upstream of, at, and downstream of refinery complexes. Upstream of refineries, we aggregate, purchase, gather and transport crude oil, which we sell to refiners, as well as perform other handling activities. Within refineries, we provide services to assist in sulfur removal/balancing requirements. Downstream of refineries, we provide transportation services as well as market outlets for finished refined petroleum products and certain refining by-products.
The other core focus of our business is our Alkali Business. Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products. Our Alkali Business has a diverse customer base in the United States, Canada, the European Community, the European Free Trade Area and the South African Customs Union with many long-term relationships. It has been operating for over 70 years and has an estimated remaining reserve life (based on 2021 production) of over 100 years.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2021 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Critical Accounting Estimates
•Recent Accounting Pronouncements

Overview of 2021 Results
We reported Net Loss Attributable to Genesis Energy, L.P. of $165.1 million in 2021 compared to Net Loss Attributable to Genesis Energy, L.P. of $416.7 million in 2020.
Net Loss Attributable to Genesis Energy, L.P. in 2020 was negatively impacted by impairment expense of
$280.8 million primarily associated with the rail logistics assets included within our onshore facilities and transportation segment and a loss on sale of assets of $22.0 million. Net Loss Attributable to Genesis Energy, L.P. in 2021 was impacted, relative to 2020, by higher segment margin of $10.3 million and higher non-cash revenues of approximately $25.4 million primarily within our onshore facilities and transportation and offshore pipeline transportation segments as a result of how we recognize revenue in accordance with GAAP on certain contracts.
These increases were partially offset by the following during 2021: (i) higher interest expense of $23.9 million; (ii) higher depreciation, depletion, and amortization expense of $14.4 million; (iii) higher general and administrative costs of $4.3 million; and (iv) lower equity in earnings of equity investees of $6.1 million primarily due to lower volumes on our Poseidon oil pipeline. See “Other Costs, Interest, and Income Taxes” below for additional discussion regarding the changes to interest expense, depreciation depletion and amortization, and general and administrative costs. Additionally, 2021 includes an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $30.8 million compared to an unrealized (non-cash) loss of $0.9 million in 2020 recorded within “Other expense, net.” “Other expense, net” in 2020 also includes a loss on the extinguishment of our 2022 and 2023 Notes of approximately $32.0 million partially offset by cancellation of debt income of $27.3 million from the repurchase of certain of our senior unsecured notes on the open market throughout the year. Lastly, we allocated net income to our noncontrolling interest holders of $27.0 million during 2021 as compared to $16.4 million during 2020.
Cash flows from operating activities were $338.0 million for the 2021 period compared to $296.7 million for 2020. This increase was primarily attributable to higher segment margin reported during 2021.
Available Cash before Reserves (as defined below in “Financial Measures”) decreased $51.4 million in 2021 to $203.9 million as compared to 2020 Available Cash before Reserves of $255.3 million, primarily due to higher interest expense of $23.9 million, higher maintenance capital utilized of $12.3 million, and 2020 including cancellation of debt income of $27.3 million. These decreases were partially offset by an increase in segment margin of $10.3 million during 2021 further discussed below in “Results from Operations.” See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin was $617.7 million in 2021, an increase of $10.3 million as compared to 2020. We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distributions to Unitholders
On February 14, 2022, we paid a distribution of $0.15 per unit related to the fourth quarter of 2021.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2022 to unitholders holders of record at the close of business January 31, 2022.
Recent Developments and Initiatives
Our primary objectives continue to be to generate and grow stable cash flows and deleverage our balance sheet, while maintaining financial flexibility and never wavering from our commitment to safe and responsible operations. We believe we are well positioned to do this as a result of the following strategies and initiatives:
•the long-term contracted commercial opportunities in the Gulf of Mexico, which are scheduled for first production in the first half of 2022, that will provide significant incremental volumes on our offshore pipeline transportation assets with existing connectivity and available capacity, which require minimal to no additional investment from us;
•the normalization and recovery of soda ash markets from the declines in 2020, including both price and volume recovery;

•the increased capacity for soda ash production in 2023 with the expectation to bring the original Granger facility production back online in the first quarter of 2023 and further increased production capacity from our Granger Optimization Project, which is scheduled to begin first production in the second half of 2023;
•the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million, which represents a premium relative to the proportionate carrying value of CHOPS at the transaction date; and
•our recent debt transactions, including the repayment of the $300 million outstanding under the Term Loan under our new credit agreement, and the renewal and extension of the maturity on our senior secured credit facility to mature in 2024 with a current maximum revolving borrowing capacity of $650 million.
These developments and initiatives are discussed in more detail below.
Granger Optimization Project
On September 23, 2019, we announced the Granger Optimization Project. We entered into agreements with BXC for the purchase of up to a total of $350 million of preferred units (or 350,000 preferred units) in Alkali Holdings. The proceeds we receive from BXC will assist in the funding of the anticipated cost of the GOP, subject to compliance with the covenants contained in our agreements with BXC. The preferred unitholders receive PIK in lieu of cash distributions through September 2023, which represents the anticipated construction period.
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, to 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As of December 31, 2021, there are 246,394 Alkali Holdings preferred units outstanding. During the fourth quarter of 2021, we made the decision to fund the remaining construction costs required to complete the GOP internally through a combination of our generated free cash flow and availability under our Revolving Loan.
We expect to increase capacity for soda ash production in 2023 with the expectation to bring the original Granger facility and its approximately 500,000 tons of production back online in the first quarter of 2023 and further increase production capacity from our GOP, which is scheduled to begin first production in the second half of 2023 and ramp to its design capacity of an additional 750,000 tons per year over the subsequent nine to twelve months.
Credit Facility Amendment
On April 8, 2021, we entered into our new credit agreement to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement initially provided for a $950 million senior secured credit facility, comprised of a Revolving Loan with a borrowing capacity of $650 million and a Term Loan of $300 million. Our Term Loan was paid off in full with a portion of the proceeds received from the sale of a 36% interest in CHOPS (discussed further below). The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
Senior Unsecured Note Transactions
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes (as defined in Note 10). The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit agreement.
On December 17, 2020, we issued $750.0 million in aggregate principal amount of our 2027 Notes. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of our 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense, net” in our Unaudited Condensed Consolidated Statement of Operations for the year ended December 31, 2021.
Sale of a Minority Interest in CHOPS

On November 17, 2021, we closed on the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million (which represents a premium relative to the proportionate carrying value of CHOPS). Proceeds from the sale, net of fees and expenses, were used to repay the full $300 million outstanding under our Term Loan and the remainder will be utilized for general partnership purposes, including our decision to internally fund the remaining capital expenditures associated with the GOP. We own 64% of CHOPS and remain the operator of the pipeline.
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
Covid-19 has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions, and the timing of the re-opening of economies throughout the last two years that are expected to continue in the near future. Additionally, actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other oil exporting nations beginning in early March 2020 caused additional volatility in the price of oil and gas. While we have seen continued recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the continued uncertainty of the pandemic, which could further negatively impact oil, natural gas, petroleum products and industrial products.
Due to the economic effects from commodity price volatility and Covid-19, demand and volumes throughout our businesses were negatively impacted beginning in the second quarter of 2020. Additionally, during 2020, our businesses were negatively impacted by lower refinery utilization, crude differentials, supply and demand imbalances in our Alkali Business, and an unprecedented hurricane season. However, we began to see economic recovery across a majority of our asset footprint as we exited 2020, which continued throughout 2021. Specifically, during 2021, oil and natural gas prices have seen a recovery from the lows experienced in 2020 and our offshore pipeline transportation segment experienced volumes at its normal run rate as we resumed normal operations on our CHOPS pipeline. Additionally, our Alkali Business has continued to see volume demand recovery and continued pricing recovery on our ANSAC export volumes.
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
Although the ultimate impacts of Covid-19 are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained above.
Results of Operations
In the discussions that follow, we will focus on our revenues, expenses and Net income (loss), as well as two measures that we use to manage the business and to review the results of our operations - Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the “Financial Measures” section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2021 increased $300.8 million, or 16%, from the year ended December 31, 2020, and our costs and expenses (excluding the loss on sale of assets and impairment expense in 2020) increased $282.0 million, or 16%, between the two periods, with a net increase to operating income (loss) of $18.8 million. The increase in our operating income during 2021 is primarily attributable to increased volumes and pricing within our sodium minerals and sulfur services segment and increased volumes in our offshore pipeline transportation segment. These increases were partially offset by lower rail unload and onshore pipeline volumes in our onshore facilities and transportation segment and lower day rates in in our marine transportation segment, primarily associated with our inland barge operation and our M/T American Phoenix tanker, as well as higher depreciation, depletion and amortization and general and administrative expenses during 2021.
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, revenues and costs associated with our Alkali Business, which is included in our sodium minerals and sulfur services segment, and revenues and costs associated with our offshore pipeline transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased approximately 73% to $68.14 in 2021 as compared to $39.40 per barrel in 2020. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net Income, and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section above entitled “Risks Related to Our Business”.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during 2021, as noted above, we had positive effects to our revenues (with a lesser impact to costs) due to higher sales volumes and more favorable export pricing of soda ash relative to 2020 as a result of increased economic and market demand. For additional information, see our segment-by-segment analysis below.
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties. Our revenues are primarily derived from the fees, typically on a per barrel basis, we charge to transport and deliver commodities (or reserve capacity on our infrastructure in some cases) downstream to other pipelines or refineries along the Gulf Coast. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Costs include activities associated with employee compensation and benefits, the maintenance of our pipelines and pipeline related infrastructure, marketing, and other variable type expenses associated with operating the business. We do not expect changes in commodity prices to impact our Net income (loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
In addition to our crude oil marketing business, Alkali Business and offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations discussed above, we continue to operate in our other core businesses, including our sulfur services business and our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 80% of the revenues from our marine inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes.
Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation, depletion and amortization, impairment expense and loss on sale of assets, interest expense and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Offshore pipeline transportation	$317,560	$270,078	$320,023
Sodium minerals and sulfur services	166,773	130,083	223,908
Onshore facilities and transportation	98,824	147,254	111,412
Marine transportation	34,572	60,058	57,919
Total Segment Margin	$617,729	$607,473	$713,262

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$264,690	$221,508
Offshore natural gas pipeline revenue, excluding non-cash revenues	41,776	39,973
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(71,812)	(70,644)
Distributions from equity investments(1)	82,906	79,241
Offshore pipeline transportation Segment Margin	$317,560	$270,078

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS(2)	189,904	133,977
Poseidon(2)	263,169	290,600
Odyssey	114,128	119,145
GOPL(3)	7,826	4,154
Total crude oil offshore pipelines	575,027	547,876

Natural gas transportation volumes (MMBtus/day)	345,870	324,395

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS(2) (5)	180,173	133,977
Poseidon(2)	168,428	185,984
Odyssey	33,097	34,552
GOPL(3)	7,826	4,154
Total crude oil offshore pipelines	389,524	358,667

Natural gas transportation volumes (MMBtus/day)	107,417	106,781
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2021 and 2020, respectively.
(2)Our CHOPS pipeline was out of service from August 26, 2020 to February 4, 2021 and had no volumes during this period due to damage at a junction platform that the CHOPS pipeline goes up and over. We were able to divert all volumes during this period onto our 64% owned Poseidon oil pipeline.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(5)On November 17, 2021, we divested a 36% minority interest in our CHOPS pipeline. The volumes for 2021 represent our 100% ownership during 2021 through November 16, 2021 and our 64% ownership from November 17, 2021 through December 31, 2021.
Offshore Pipeline Transportation Segment Margin for 2021 increased $47.5 million, or 18%, from 2020, primarily due to higher overall volumes on our crude oil and natural gas pipeline systems due to less unplanned downtime in 2021 and the impact on 2020 of incremental operating costs as a result of the named storms that impacted our business, which are further discussed below.
During 2020, our offshore pipeline transportation segment experienced an unprecedented period of unplanned downtime and interruption from Tropical Storm Cristobal and Hurricanes Laura, Marco, Delta and Zeta as a result of producers shutting in and us taking the necessary safety precautions to remove all personnel from the platforms that we operate and maintain. In addition to the majority of our assets being shut in, our CHOPS pipeline, although not damaged, was out of service from August 26, 2020 until February 4, 2021, at which time it resumed service, due to damage at a junction platform that the CHOPS pipeline goes up and over. Additionally and as a result of these events, we incurred incremental operating expenses during 2020 related to certain regulatory inspections and analyses performed to ensure our assets were safe to return to service. While we experienced downtime from named storms in 2021, particularly Hurricane Ida, the impact to our results in the period was not as significant as the events during 2020 and storms in 2021 did not damage any of our infrastructure in the Gulf of Mexico. In addition to our increased overall volumes as a result of less downtime in 2021, we also transported higher volumes on our 100% owned SEKCO pipeline as a result of increased production activity from the Buckskin and Lucius fields, which are fully dedicated to SEKCO pipeline and further downstream to Poseidon pipeline.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2021	2020
Volumes sold :
NaHS volumes (Dry short tons “DST”)	114,292	107,428
Soda Ash volumes (short tons sold)	2,994,507	2,781,926
NaOH (caustic soda) volumes (DST sold)	84,278	77,274

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$128,959	$115,797
NaOH (caustic soda) revenues	42,182	33,731
Revenues associated with our Alkali Business	696,117	645,582
Other revenues	4,728	2,506
Total segment revenues, excluding non-cash revenues(1)	$871,986	$797,616

Sodium minerals and sulfur services operating costs, excluding non-cash items(1)	(705,213)	(667,533)

Segment Margin (in thousands)	$166,773	$130,083

Average index price for NaOH per DST(2)	$787	$674

(1)Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2)Source: IHS Chemical.
Sodium minerals and sulfur services Segment Margin for 2021 increased $36.7 million, or 28%, from 2020. This increase is primarily due to higher volumes and more favorable export and domestic pricing in our Alkali Business during 2021 and higher NaHS volumes in our refinery services business. During 2020, volume demand in our Alkali Business was significantly impacted by the worldwide economic shutdowns and uncertainty from the Covid-19 pandemic. As economies have continued to open up and reduce restrictions, we have seen demand recovery in 2021, both domestically and internationally through ANSAC, and we produced at a high rate (including selling out of production during the year) at our Westvaco facility during 2021. Our increased demand and more favorable pricing during 2021 were partially offset by lower sales volumes at our Granger facility, as it was put in cold standby during the second half of 2020 and had no production during 2021. We plan to bring our Granger facility and its approximate 500,000 tons of annual production back online during the first quarter of 2023, which is anticipated to be several months before the completion of the GOP, as a result of the expected continued improvement in market conditions, including export pricing, through 2022 and into 2023. In our refinery services business, we reported higher NaHS volumes in 2021 primarily due to improved demand for our domestic pulp and paper customer base that was negatively impacted in 2020 as a result of the timing of spring turnarounds and outages due to the Covid-19 pandemic. This was partially offset by lower demand from our mining customers, primarily in Peru.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks, and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2021:
•facilitating the transportation of crude oil from producers to refineries and from owned and third party terminals to refiners via pipelines;
•shipping crude oil and refined products to and from producers and refiners via trucks and pipelines;
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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Gathering, marketing, and logistics revenue	$651,097	$439,338
Crude oil and CO2 pipeline tariffs and revenues	35,303	58,249
Distributions from unrestricted subsidiaries not included in income(1)	70,000	70,490
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(584,880)	(371,738)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(60,992)	(67,710)
Other	(11,704)	18,625
Segment Margin	$98,824	$147,254

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	65,918	62,213
Jay	7,941	8,443
Mississippi	5,206	5,638
Louisiana(2)	44,564	57,543
Onshore crude oil pipelines total	123,629	133,837

CO2 pipeline (average Mcf/day):
Free State(3)	—	101,845

Total crude oil and petroleum products sales	24,239	27,073
Rail unload volumes(4)	11,782	32,174
(1)2021 includes total cash payments received from our previously owned NEJD pipeline of $70.0 million not included in income. 2020 includes total cash payments received from our previously owned NEJD pipeline of $56.8 million, of which $48.0 million were not included in income, and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement.
(2)Total daily volume for the years ended December 31, 2021 and 2020 include 32,526 and 26,708 Bbls/day respectively of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
(3)The volumes presented for 2020 represent the average Mcf/day through October 29, 2020, after which we divested the related asset.
(4)Includes total barrels for unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment decreased $48.4 million, or 33% , in 2021 as compared to 2020. The decrease is primarily due to: (i) 2020 including $22.5 million of distributions from our Free State pipeline, which was associated with the proceeds received from our divestiture of the pipeline during the fourth quarter of 2020, as well as its contributions to segment margin for the first nine months of 2020; and (ii) lower actual volumes during 2021 and lower contracted minimum commitments with our main customer associated with our Baton Rouge corridor assets (including rail, terminal and pipeline volumes) as these commitments stepped down beginning in 2021, as well as the use of prepaid transportation credits (that built up in 2020) in 2021 by our main customer. These decreases were partially offset by higher cash receipts in 2021 of $13.2 million associated with our previously owned NEJD pipeline.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2021	2020
Revenues (in thousands):
Inland freight revenues	$73,465	$91,036
Offshore freight revenues	68,703	81,158
Other rebill revenues(1)	48,659	38,064
Total segment revenues	$190,827	$210,258

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses(1)	$156,255	$150,200

Segment Margin (in thousands)	$34,572	$60,058

Fleet Utilization:(2)
Inland Barge Utilization	81.9%	77.8%
Offshore Barge Utilization	95.9%	95.4%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2021 decreased $25.5 million, or 42%, from 2020. This decrease is primarily attributable to lower day rates in our inland barge business during 2021 and a lower day rate associated with our M/T American Phoenix tanker. During 2021, we saw continued pressure on our inland day rates as a result of Midwest and Gulf Coast refineries running at lower utilization rates to better align with overall demand as a result of the current operating environment and uncertainty as a result of the Covid-19 pandemic. During 2020, our M/T American Phoenix received a higher day rate under its historical five-year term contract that ended on September 30, 2020 compared to its shorter term contracts it operated under during 2021. The M/T American Phoenix is currently contracted through the first quarter of 2022 with an investment grade refining company. While we began to see a positive trend to day rates as we exited 2021, we have continued to enter into short term contracts (less than a year) in both the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.
Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2021	2020
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$43,329	$53,335
Segment	4,162	4,088
Long-term incentive based compensation plan expense (benefit)	4,748	(1,420)
Third-party costs related to business development activities and growth projects	8,946	917
Total general and administrative expenses	$61,185	$56,920
Total general and administrative expenses increased $4.3 million between 2021 and 2020. The increase is primarily due to an increase in third-party costs associated with business development activities and growth projects primarily related to the sale of a 36% interest in CHOPS during 2021. Additionally, we recorded higher costs associated with our long-term incentive compensation plan as a result of the assumptions used to value our outstanding awards. These increases were partially offset by a decrease in our corporate general and administrative costs primarily related to a charge of approximately $13 million incurred during 2020 related to certain severance and restructuring expenses.
Depreciation, depletion, and amortization expense

	Year Ended December 31,
	2021	2020
	(in thousands)
Depreciation and depletion expense	$298,953	$279,605
Amortization expense	10,793	15,717
Total depreciation, depletion and amortization expense	$309,746	$295,322
Total depreciation, depletion, and amortization expense increased $14.4 million between 2021 and 2020. The increase in depreciation and depletion expense is primarily attributable to the acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets. This increase was partially offset by lower depreciation expense associated with our rail logistics assets in 2021 as they were impaired during the second quarter of 2020, and lower amortization expense in 2021 due to our contract intangible asset associated with the M/T American Phoenix being fully amortized during the third quarter of 2020.
Impairment expense and Loss on sale of assets
During the year ended December 31, 2020, we recorded impairment expense of $277.5 million associated with the rail logistics assets included within our onshore facilities and transportation segment. We also recorded $3.3 million of impairment expense in 2020 associated with the full write-off of one of our non-core offshore gas platforms that does not have future use within our operations. We did not record impairment expense during the year ended December 31, 2021. See Note 7 to our Consolidated Financial Statements in Item 8 for additional discussion.
During the year ended December 31, 2020, we recorded a loss on sale of assets of $22.0 million associated with the divestiture of our Free State pipeline. The loss recorded represents the difference between the proceeds received and the net book value of the assets sold.
Interest expense, net

	Year Ended December 31,
	2021	2020
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$22,287	$38,842
Interest expense, senior unsecured notes	206,352	163,330
Amortization of debt issuance costs, premium, and discount	9,452	9,499
Capitalized interest	(4,367)	(1,892)
Net interest expense	$233,724	$209,779
Net interest expense increased $23.9 million between 2021 and 2020, primarily due to increased interest expense associated with our senior unsecured notes. On December 17, 2020, we issued our $750 million 2027 Notes that accrue interest at 8.00% and we purchased and extinguished the remaining principal balance of our 6.00% 2023 Notes on January 19, 2021. On April 22, 2021, we issued an additional $250 million in aggregate principal amount of notes under the same terms as our 2027 Notes. The excess proceeds received from the issuance of our 2027 Notes were used to repay borrowings on the Revolving Loan under our senior secured credit facility, which reduced interest expense associated with our senior secured credit facility. Additionally, interest expense associated with our senior secured credit facility further decreased relative to 2020 as proceeds from the sale of a 36% interest in CHOPS were used to repay the full $300 million outstanding under our Term Loan. Capitalized interest increased as a result of our decision to internally fund the remaining capital expenditures associated with the GOP beginning in the fourth quarter of 2021.
Other Consolidated Results
Net loss for the year ended December 31, 2021 included an unrealized loss on the valuation of our embedded derivative associated with our Class A Convertible Preferred Units of $30.8 million compared to an unrealized loss of $0.9 million for the year ended December 31, 2020. Those amounts are included in “Other expense, net” in the Consolidated Statements of Operations.

A discussion of the operating results for the year ended December 31, 2020 compared with the year ended December 31, 2019 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2020 Form 10-K, which was filed with the SEC on March 1, 2021.
Financial Measures
Overview
This Annual Report on Form 10-K includes the financial measure of Available Cash before Reserves, which is a “non-GAAP” measure because it is not contemplated by or referenced in generally accepted accounting principles in the United States of America (GAAP). We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with GAAP. A reconciliation of Net income (loss) to Segment Margin is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses, and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below), and eliminating any gain or loss on sale of assets. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Net income (loss) to Segment Margin is included in our segment disclosures in Note 13 to our Consolidated Financial Statements in Item 8.
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
We define Available Cash before Reserves (“Available Cash before Reserves”) as Net income (loss) attributable to Genesis Energy, L.P. before interest, taxes, depreciation, depletion, and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense and cash tax expense. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Year Ended December 31,
		2021	2020
I.	Applicable to all Non-GAAP Measures	(in thousands)
	Differences in timing of cash receipts for certain contractual arrangements(1)	$15,482	$40,848
	Distributions from unrestricted subsidiaries not included in income(2)	70,000	70,490
	Certain non-cash items:
	Unrealized loss on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	30,700	1,189
	Loss on debt extinguishment(4)	1,627	31,730
	Adjustment regarding equity investees(5)	26,207	17,042
	Other	207	3,465
	Sub-total Select Items, net(6)	144,223	164,764
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(7)	8,946	937
	Other	1,398	(454)
	Total Select Items, net(8)	$154,567	$165,247
(1)Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)2021 includes $70.0 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. 2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our previously owned Free State pipeline of $22.5 million, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement.
(3)2021 includes an unrealized loss of $30.8 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units and 2020 includes an unrealized loss of $0.9 million from the valuation of this embedded derivative.
(4)2021 includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes. 2020 includes transaction costs associated with the tender and redemption of our 2022 Notes and tender of our 2023 Notes, along with the write-off of the associated unamortized issuance costs and discount associated with the previously held 2022 Notes.
(5)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6)Represents all Select Items applicable to Segment Margin.
(7)Represents transaction costs relating to certain merger, acquisition, divestiture, transition and financing transactions incurred in advance of the associated transaction.
(8)Represents Select Items applicable to Available Cash before Reserves.
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
Prior to 2014, substantially all of our maintenance capital expenditures were (a) related to our pipeline assets and similar infrastructure, (b) non-discretionary in nature and (c) immaterial in amount as compared to our Available Cash before Reserves measure. Those historical expenditures were non-discretionary (or mandatory) in nature because we had very little (if any) discretion as to whether or when we incurred them. We had to incur them in order to continue to operate the related pipelines in a safe and reliable manner and consistently with past practices. If we had not made those expenditures, we would not have been able to continue to operate all or portions of those pipelines, which would not have been economically feasible. An example of a non-discretionary (or mandatory) maintenance capital expenditure would be replacing a segment of an old pipeline because one can no longer operate that pipeline safely, legally and/or economically in the absence of such replacement.
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

Available Cash before Reserves for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(165,067)	$(416,678)
Income tax expense	1,670	1,327
Depreciation, depletion, amortization, and accretion	315,896	302,602
Impairment expense	—	280,826
Loss on sale of assets	—	22,045
Plus (minus) Select Items, net	154,567	165,247
Maintenance capital utilized	(53,150)	(40,833)
Cash tax expense	(690)	(650)
Distributions to preferred unitholders	(74,736)	(74,736)
Redeemable noncontrolling interest redemption value adjustments(1)	25,398	16,113
Available Cash before Reserves	$203,888	$255,263
(1) Includes distributions paid-in-kind and accretion adjustments on the redemption feature.
Liquidity and Capital Resources
General
As of December 31, 2021, we believe our balance sheet and liquidity position remained strong, including $599.7 million of borrowing capacity available, subject to compliance with our covenants, under our $650 million senior secured credit facility. We anticipate that our future internally-generated funds and the funds available under our senior secured credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have historically been cash flows from operations, borrowing availability under our senior secured credit facility, proceeds from the sale of non-core assets, the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances, and the proceeds from issuances of equity (common and preferred) and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth and maintenance projects;
•acquisitions of assets or businesses;
•interest payments related to outstanding debt;
•asset retirement obligations; and
•quarterly cash distributions to our preferred and common unitholders.
Capital Resources
Our ability to satisfy future capital needs will depend on our ability to raise substantial amounts of additional capital from time to time, including through equity and debt offerings (public and private), borrowings under our senior secured credit facility and other financing transactions, and to implement our growth strategy successfully. No assurance can be made that we will be able to raise necessary funds on satisfactory terms.
At December 31, 2021, we had $49.0 million borrowed under our senior secured credit facility, with $9.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 15, 2024. The total amount available for borrowings under our senior secured credit facility at December 31, 2021 was $599.7 million, subject to compliance with our covenants.
At December 31, 2021, our long-term debt totaled approximately $3.0 billion, consisting of $49.0 million outstanding under our senior secured credit facility (including $9.7 million borrowed under the inventory sublimit tranche), $721.0 million of our 2028 notes, $1,000.0 million of our 2027 Notes, $359.8 million of our 2026 Notes, $534.8 million of our 2025 Notes, and $341.1 million of our 2024 Notes.
Future payment obligations related to our long-term debt as of December 31, 2021, including both principal and estimated interest payments, are summarized in the table below:

	Interest Rate	Maturity Date	Principal	Estimated Annual Interest Payable
			(in thousands)
Senior secured credit facility-Revolving Loan(1)	Varies	March 15, 2024	$49,000	$2,940
2024 Notes	5.625%	June 15, 2024	341,135	19,189
2025 Notes	6.500%	October 1, 2025	534,834	34,764
2026 Notes	6.250%	May 15, 2026	359,799	22,487
2027 Notes	8.000%	January 15, 2027	1,000,000	80,000
2028 Notes	7.750%	February 1, 2028	720,975	55,876
Total estimated payments			$3,005,743	$215,256
(1)Amounts shown above for estimated interest payments represent the amounts that would be paid on an annual basis if the debt outstanding at December 31, 2021 under our Revolving Loan remained outstanding through the final maturity date of March 15, 2024, and interest rates remained constant from December 31, 2021 through the maturity date.
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

	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2028 Notes
Redemption right beginning on	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
On December 17, 2020, we issued $750.0 million in aggregate principal amount of our 2027 Notes. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of our 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of $1.6 million relating to the redemption extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2021.
On April 8, 2021, we entered into our new credit agreement to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of the Revolving Loan with a borrowing capacity of $650 million and the Term Loan with a borrowing capacity of $300 million. Our Term Loan was paid off in full on November 17, 2021 with a portion of the proceeds received from the sale of a 36% minority interest in CHOPS. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms (other than with respect to the issue price) as and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit agreement.

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
Each of our Class A Convertible Preferred Units accumulate quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374), subject to certain adjustments. With respect to any quarter ending on or prior to March 1, 2019, we exercised our option to pay the holders of our Class A Convertible Preferred Units the applicable distribution in additional Class A Convertible Preferred Units equal the product of (i) the number of then outstanding Class A Convertible Preferred Units and (ii) the quarterly rate. For all subsequent periods ending after March 1, 2019, we have paid and will pay all distribution amounts in respect of our Class A Convertible Preferred Units in cash. As of December 31, 2021, there are 25,336,778 Class A Convertible Preferred Units outstanding.
Redeemable Noncontrolling interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby BXC purchased $55,000,000 of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 of preferred units (or 350,000 preferred units) in Alkali Holdings. Alkali Holdings will use the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2021, there are 246,394 Alkali Holdings preferred units outstanding.
BXC has the right to a quarterly distribution equal to 10% per annum on the liquidation preference of each preferred unit. The liquidation preference is defined as one thousand dollars per preferred unit, plus any accrued and unpaid distributions (including as a result of any distributions paid-in-kind). Distributions are payable quarterly within 45 days after the end of the fiscal quarter. Distributions may be paid in-kind in lieu of cash distributions during the first 48 months following the September 23, 2019 initial closing date. Subsequent to the PIK period, all distributions must be paid in cash. In addition to the quarterly distributions paid to BXC, Alkali Holdings will distribute all of its distributable cash to the Partnership each quarter, which is equal to all cash and cash equivalents in the operating accounts of Alkali Holdings less cash reserves and a minimum $5 million cash balance to be maintained for working capital needs.
From time to time after we have drawn at least $251,750,000, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date (“Base Preferred Return”). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least $251,750,000, and BXC is not a “defaulting member” under the LLC Agreement, BXC has the right to a make-whole amount on the number of undrawn preferred units.
BXC is obligated to purchase a minimum of $251,750,000 of preferred units unless certain customary closing conditions are not satisfied, including the existence of a triggering event or a material uncured breach of the Securities Purchase Agreement by Alkali Holdings. A triggering event would occur if Alkali Holdings fails to pay cash distributions subsequent to the paid-in-kind period, fails to redeem preferred units when required to by a change of control event, or if any preferred units remain outstanding on the six and a half year anniversary date, amongst other events. The preferred units must be redeemed, in whole or in part, following certain change of control events, fundamental changes, or the liquidation, winding up, or dissolution of Alkali Holdings and, as applicable, the Partnership. If such an event were to occur, the preferred units would rank senior to

Alkali Holdings common units and any class or series of equity of Alkali Holdings established after the issuance of the preferred units.
At any time following the six and a half year anniversary of the Securities Purchase Agreement, or following the occurrence of certain triggering events, if the preferred units issued and outstanding have not been redeemed in full for cash, BXC has the right to gain control of the board of Alkali Holdings and effectuate a monetization event using its reasonable good faith efforts to maximize the consideration received to the holders of our common units, including the sale of Alkali Holdings (including all of its equity or assets and all of its equity in its subsidiaries), the proceeds of which would first be used to redeem the preferred units at the Base Preferred Return prior to any distribution to us.
See Note 11 to our Consolidated Financial Statements in Item 8 for additional information regarding our mezzanine capital.
Shelf Registration Statements
We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
We have a universal shelf registration statement (our “2021 Shelf”) on file with the SEC which we filed on April 19, 2021 to replace our previous universal shelf registration statement that expired on April 20, 2021. Our 2021 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2021 Shelf is set to expire in April 2024.
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our senior secured credit facility and/or to fund a portion of our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures and interest charges, and the timing of accounts receivable collections from our customers.
We typically sell our crude oil in the same month in which we purchase it, so we do not need to rely on borrowings under our senior secured credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of crude oil.
In our petroleum products activities, we buy products and typically either move those products to one of our storage facilities for further blending or sell those products within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in the borrowings under our senior secured credit facility.
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
The storage of our inventory of crude oil, petroleum products and alkali products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products (or pay for extraction and processing activities in the case of alkali products), we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil or petroleum products (or extraction/processing of alkali products), utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil, petroleum products or alkali products. Additionally, we may be required to deposit margin funds with the NYMEX when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
Net cash flows provided by our operating activities were $338.0 million and $296.7 million for 2021 and 2020, respectively. The increase in operating cash flow for 2021 compared to 2020 was primarily due to an increase in reported segment margin during 2021.

Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects and distributions we pay to our common and preferred unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our senior secured credit facility, equity issuances (common and preferred units), the issuance of senior unsecured notes, and/or the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances.
Capital Expenditures for Fixed and Intangible Assets and Equity Investees
The following table summarizes our expenditures for fixed and intangible assets and equity investees in the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$8,749	$8,715	$16,848
Sodium mineral and sulfur services assets	51,241	43,744	42,065
Marine transportation assets	34,456	31,357	40,820
Onshore facilities and transportation assets	4,476	3,644	2,966
Information technology systems	946	383	1,197
Total maintenance capital expenditures	99,868	87,843	103,896
Growth capital expenditures:
Offshore pipeline transportation assets	$41,445	$4,608	$961
Sodium minerals and sulfur services assets	175,877	51,767	65,772
Marine transportation assets	—	—	—
Onshore facilities and transportation assets	133	489	3,610
Information technology systems	8,259	6,331	2,301
Total growth capital expenditures	225,714	63,195	72,644
Total capital expenditures for fixed and intangible assets	325,582	151,038	176,540
Capital expenditures related to equity investees	352	—	—
Total capital expenditures	$325,934	$151,038	$176,540
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019 we announced the GOP. We entered into agreements with BXC for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds we receive from BXC will fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. As part of the amendment, the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2021, we had issued 246,394 of preferred units to BXC. The expansion is expected to increase our production at the Granger facility by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to internally fund the remaining capital expenditures associated with the GOP utilizing the available borrowing capacity under our Revolving Loan and free cash flow.

Maintenance Capital Expenditures
Maintenance capital expenditures incurred primarily relate to our marine transportation segment to replace and upgrade certain equipment associated with our vessels and in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain, and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2021’s expenditures dependent upon the timing of when we incur certain costs. See previous discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our senior secured credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
On February 14, 2022, we paid a distribution of $0.15 per unit related to the fourth quarter of 2021. With respect to our Class A Convertible Preferred Units, we have declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2022 to unitholders holders of record at the close of business January 31, 2022.
Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Common Unit Amount	Total Amount	Per Preferred Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019		$0.5500	$67,419	$0.2458	$6,138
2nd Quarter	August 14, 2019		$0.5500	$67,419	$0.7374	$18,684
3rd Quarter	November 14, 2019		$0.5500	$67,419	$0.7374	$18,684
4th Quarter	February 14, 2020		$0.5500	$67,419	$0.7374	$18,684
2020
1st Quarter	May 15, 2020		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 12, 2021		$0.1500	$18,387	$0.7374	$18,684
2021
1st Quarter	May 14, 2021		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 12, 2021		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2022	(1)	$0.1500	$18,387	$0.7374	$18,684

(1)This distribution was paid on February 14, 2022 to unitholders of record as of January 31, 2022.

Contractual Obligations and Commitments
In addition to the principal and interest payment commitments associated with our long-term debt discussed above, we have other contractual obligations and commitments as of December 31, 2021, which are summarized below.
•We have estimated operating lease payment obligations totaling $248.5 million, of which $28.9 million is expected to be paid in 2022 (see Note 4 to our Consolidated Financial Statements in Item 8 for details on our lease obligations).
•We have unconditional purchase obligations from agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. The estimated total for our unconditional purchase obligations is $164.1 million, of which $147.9 million is estimated to be paid in 2022. Contracts to purchase crude oil, petroleum products, and other chemicals and utilities are generally at market-based prices.The estimated volumes and market prices at December 31, 2021 were used to value those obligations. The actual physical volumes and settlement prices may vary due to uncertainties involved in these estimates which include levels of production at the wellhead, changes in market prices and other conditions beyond our control.
•We have estimated cash requirements from contractual obligations associated with certain of our growth capital projects (including our GOP) of approximately $150-200 million in 2022. Additionally, we have current asset retirement obligations of approximately $36 million that we expect to pay in 2022. These requirements are expected to be funded primarily with free cash flow generated from our operations and availability under our Revolving Loan.
Guarantor Summarized Financial Information
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except the subsidiaries that hold our Alkali Business (collectively, the “Alkali Subsidiaries”), Genesis Free State Pipeline, LLC, Genesis NEJD Pipeline, LLC, and certain other subsidiaries. The assets owned by Genesis Free State Pipeline, LLC were sold on October 30, 2020 and the ownership of Genesis NEJD Pipeline LLC's pipeline was transferred on October 30, 2020. See Note 7 to our Consolidated Financial Statements in Item 8 for additional information regarding our asset sales. Genesis NEJD Pipeline, LLC is 100% owned by Genesis Energy, L.P. The remaining non-Guarantor Subsidiaries are owned, directly or indirectly, by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the services agreement between the Partnership and Alkali Holdings dated as of September 23, 2019. Genesis Energy Finance Corporation has no independent assets or operations. See Note 10 to our Consolidated Financial Statements in Item 8 for additional information regarding our consolidated debt obligations.
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
The following is the summarized financial information for Genesis Energy, L.P. and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions among the Guarantor Subsidiaries (which includes related receivable and payable balances) and the investment in and equity earnings from the non-Guarantor Subsidiaries.

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
December 31, 2021
(in thousands, except unit amount)
ASSETS:
Current assets	$325,666
Fixed assets, net	2,197,127
Non-current assets(1)	817,199

LIABILITIES AND CAPITAL:(2)
Current liabilities	341,782
Non-current liabilities	$3,334,091
Class A Convertible Preferred Units	790,115

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Year Ended December 31, 2021
(in thousands)
Revenues(3)	$1,402,308
Operating costs	1,361,557
Operating income	40,752
Net loss before income taxes	(171,308)
Net loss(2)	(172,967)
Less: Accumulated distributions to Class A Convertible Preferred Units	(74,736)
Net loss available to common unitholders	$(247,703)
(1)Excluded from non-current assets in the table above are $36.7 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2021.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $5.5 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the year ended December 31, 2021.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions on historical experience and other information that are believed to be reasonable under the circumstances. Although we believe our estimates to be reasonable, these estimates and assumptions about future events and their effects cannot be determined with certainty, and, accordingly, are evaluated on a regular basis and revised as needed as new events occur or more information is acquired, and as the business environment in which we operate changes. Significant accounting policies that we employ are presented in Note 2 to our Consolidated Financial Statements in Item 8.
We have defined critical accounting estimates as those that: (i) are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact to the financial condition or operating performance of the Company is material. Our most critical accounting estimates are discussed below.
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets such as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets and liabilities acquired, and to the extent available, third-party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill, if any, is not amortized but instead is periodically assessed for impairment, as discussed further below. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow.
Depreciation, Amortization and Depletion of Long-Lived Assets and Intangibles
In order to calculate depreciation, depletion and amortization we must estimate the useful lives of our fixed and intangible assets (including the reserve life of our mineral leaseholds) at the time the assets are placed in service. We compute depreciation and amortization on a straight-line basis using the best estimated useful life at the time the asset is placed into service. The actual period over which we will use the asset may differ from the assumptions we have made about the estimated useful life. Any subsequent events that result in a change in these estimates can impact future depreciation and amortization calculations, and these changes are adjusted as we become aware of such circumstances. At a minimum, we will assess the useful lives and residual values of all long-lived assets on an annual basis to determine if adjustments are required.
We compute depletion using the units of production method using actual production and our estimated reserve life. The actual reserve life may differ from the assumptions we have made about the estimated reserve life.
Impairment of Long-Lived Assets
When events or changes in circumstances indicate that the carrying amount of a fixed asset, intangible asset, equity method investment, or right of use asset with finite lives may not be recoverable, we review our assets for impairment. We compare the carrying value of the associated asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and/or contractual commitments, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and/or the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. For the year ended December 31, 2021, we did not recognize an impairment expense associated with our long-lived assets. For the year ended December 31, 2020, we recognized impairment expense of $280.8 million associated with long-lived assets (refer to Note 7 in our Consolidated Financial Statements in Item 8 for additional details).
Goodwill represents the excess of the purchase prices we paid for certain businesses over their respective fair values. We do not amortize goodwill; however, we evaluate, and test if necessary, our goodwill (at the reporting unit level) for impairment on October 1 of each fiscal year, and more frequently, if indicators of impairment are present.
We may perform a qualitative assessment of relevant events and circumstances about the likelihood of goodwill impairment. If it is deemed more likely than not the fair value of the reporting unit is less than its carrying amount, we calculate the fair value of the reporting unit. Otherwise, further testing is not required. We may also elect to exercise our unconditional option to bypass this qualitative assessment, in which case we would also calculate the fair value of the reporting unit. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. The determination of a reporting unit’s fair value is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) long-term growth rates for cash flows beyond the discrete forecast period, (iii) appropriate discount rates and (iv) estimates of the cash flow multiples to apply in estimating the market value of our reporting units. Changes in these estimates could have a significant impact on fair value. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our other monitoring procedures is the comparison of our market capitalization to our book equity to determine if there is an indicator of impairment.
We performed a quantitative assessment as of October 1, 2021 for our refinery services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. No impairment was recorded in our refinery services reporting unit during 2021 as the fair value far exceeded the carrying value. Additionally, when performing sensitivity analyses to the significant inputs in the fair value, including the discount rate and assumptions related to the future cash flows, a 10% change in these assumptions did not impact of our overall conclusion surrounding the valuation of our goodwill.

For additional information regarding our goodwill, see Note 9 to our Consolidated Financial Statements in Item 8.
Revenue recognition - Estimation of variable consideration
Our offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on our measure of satisfaction of our corresponding performance obligation, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information, future price indexing, our ability to transport volumes produced by our customers, and the contract period. Changes in these assumptions or a contract modification could have a material effect on the amount of variable consideration recognized as revenue.
Fair Value of Derivatives
We reflect estimates for the fair value of our derivatives based on our internal records and information from third parties. We have commodity and other derivatives that are accounted for as assets and liabilities at fair value in our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange traded, the estimates we use are based on indicative broker quotations. Changes in these estimates could cause a material change to our financial results.
We also have an embedded derivative associated with our Class A Convertible Preferred Units that is accounted for as a liability at fair value in our Consolidated Balance Sheets as of December 31, 2021 and 2020. The fair value of the embedded derivative associated with our Class A Convertible Preferred Units is estimated using a Monte Carlo simulation approach that contains inputs, including our common unit price relative to the issuance price, dividend yield, discount yield, equity volatility, 30-year U.S. Treasury rates, and default and redemption probabilities and timing estimates, which involve management judgment. During the year ended December 31, 2021, we recorded unrealized losses of $30.8 million associated with fair value changes of the embedded derivative associated with our Class A convertible Preferred Unit that were primarily driven by fluctuations in the discount yield from period to period. A significant increase or decrease in these inputs could materially affect our fair value estimate, resulting in impacts to our Consolidated Financial Statements. For example, a 10% increase or decrease in the volatility used in the calculation could cause a decrease or an increase to the fair value of our embedded derivative of approximately $10 million and $13 million, respectively.
Liability and Contingency Accruals and Asset Retirement Obligations
We accrue reserves for contingent liabilities including environmental remediation and potential legal claims. When our assessment indicates that it is probable that a liability has occurred and the amount of the liability can be reasonably estimated, we make accruals. We base our estimates on all known facts at the time and our assessment of the ultimate outcome, including consultation with external experts and counsel. We revise these estimates as additional information is obtained or resolution is achieved.
We also make estimates related to future payments for environmental costs to remediate existing conditions attributable to past operations. Environmental costs include costs for studies and testing as well as remediation and restoration. We sometimes make these estimates with the assistance of third parties involved in monitoring the remediation effort.
Significant changes in new information or judgments could have a material impact to our financial results.
At December 31, 2021, we were not aware of any contingencies or environmental liabilities that would have a material effect on our financial position, results of operations or cash flows.
Additionally, certain of our assets have contractual and regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. Our asset retirement obligations are recorded as a liability at fair value and have significant assumptions and inputs, including the estimated costs and timing of the associated abandonment activities as well as the discount and inflation rates utilized to calculate the present value of the future estimated costs, that could materially impact our financial results. During 2021, we recognized changes in estimates (primarily due to updated estimated costs and the timing of when we expect to spend these costs) associated with certain of our non-core offshore natural gas assets of approximately $36 million. We could have impacts to our future earnings based on the actual costs we incur relative to our estimated costs.
Employee Benefits
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We recognize the net funded status of the pension plan under GAAP as a net liability, included within “Other long-term liabilities” as of December 31, 2021 and 2020 on our Consolidated Balance Sheets. The funded status represents the difference between the fair value of the pension plan’s assets and the estimated benefit obligation of the plan. The benefit obligation represents the present value of the estimated future benefits we expect to pay to plan participants based on service at the end of each period. The benefit obligation and plan assets are measured at the end of each year, or more frequently, upon the occurrence of a significant event, such as a settlement or curtailment. We utilize actuarial valuations to measure our funded status in the plan, which include assumptions such as discount rates, expected long-term rate of return on our plan assets, the timing of our contributions and payments, employee headcount and compensation changes, amongst others. Significant changes to certain of these assumptions can have a material impact to our financial statements. We recognized an actuarial gain of $3.1 million during 2021, primarily as a result of the discount rate utilized to calculate our benefit obligation increasing from 3.06% at December 31, 2020 to 3.27% at December 31, 2021.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
We have adopted the guidance under ASC Topic 326 Financial Instruments - Credit Losses (“ASC 326”), as of January 1, 2020. The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to consolidated financial statements as of the adoption date and for the years ended December 31, 2021 and 2020.
During the first quarter of 2020, the SEC amended the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X to go in effect January 4, 2021. The amendment simplifies the disclosure requirements and permits the amended disclosures to be provided outside the footnotes in audited annual or unaudited interim consolidated financial statements in all filings. We have included the required summarized financial information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
We have adopted guidance under ASC Topic 842, Lease Accounting (“ASC 842”), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients, which among other things, allows us to carry over previous lease conclusions reached under ASC 840. As a result of adopting the new lease standard, we recorded an operating lease right of use asset of approximately $209 million with a corresponding lease liability as of the transition date. Refer to Note 4 in our Consolidated Financial Statements in Item 8 for further details, including the activity during 2021 and 2021 relating to our associated leases.
In January 2017, the FASB issued guidance to simplify the goodwill impairment testing at annual or interim periods. The guidance eliminates Step 2 from the goodwill impairment testing process, and any identified impairment charge would be simplified to be the difference between the carrying value and fair value of a reporting unit, but would not exceed the total amount of goodwill allocated to the reporting unit in question. The guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019. We elected to early adopt this standard as of January 1, 2017. Refer to Note 9 in our Consolidated Financial Statements in Item 8 for further information.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including (i) commodity price risk and (ii) interest rate risk. We use various derivative instruments primarily to manage commodity price risk. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as our physical volumes, grades, locations, and delivery schedules. We do not acquire and hold futures contracts or other derivatives for the purpose of speculating on price changes. The following discussion addresses each category of risk:
Commodity Price Risk
We use derivative instruments to hedge price risk associated with the following commodities:
•Crude Oil and Petroleum Products — We utilize crude oil and petroleum product derivatives to hedge commodity price risk inherent in our onshore facilities and transportation segment. Our objectives for these derivatives include hedging fixed price purchase and sales, crude inventories, and basis differentials. We manage these exposures with various instruments including futures, swaps, and options. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks inherent in our gathering and marketing activities. As of December 31, 2021 we had entered into derivative instruments that will settle between January 2022 and February 2022.
•Natural Gas — We utilize natural gas derivatives to hedge commodity price risk inherent in our sodium minerals and sulfur services segment. Our objectives for these derivatives include hedging anticipated purchases of natural gas used by our Alkali business to generate heat and power for operations. We manage these exposures with various instruments including futures, swaps, and options. As of December 31, 2021 we had entered into derivative instruments that will settle between January 2022 and December 2022.
The accounting treatment for our commodity derivatives is discussed further in Note 18 to our Consolidated Financial Statements in Item 8.
The table below presents information about our open commodity derivative contracts at December 31, 2021. Notional amounts in barrels or MMBtu, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or MMBtu multiplied by the December 31, 2021 quoted market prices. The table does not include offsetting physical exposures hedged by our derivative contracts.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	199	Bbl	$72.28	$14,384	$582	$14,966
Natural Gas Swaps	MMBtu	4,560	MMBtu	$0.02	$105	$(1,259)	$(1,154)
Natural Gas	MMBtu	940	MMBtu	$3.99	$3,753	$30	$3,783

Buy (Long) Contracts:
Crude Oil	Bbl	61	Bbl	$75.52	$4,607	$(19)	$4,588
#6 Fuel Oil	Bbl	15	Bbl	$64.40	$966	$24	$990
Natural Gas	MMBtu	5,190	MMBtu	$4.01	$20,830	$(1,557)	$19,273

Option Contracts
Written Contracts:
Crude Oil	Bbl	11	Bbl	$2.50	$27	$(14)	$13
Natural Gas	MMBtu	350	MMBtu	$0.21	$73	$(66)	$7

Purchased Contracts:
Crude Oil	Bbl	3	Bbl	$1.76	$5	$(4)	$1
Natural Gas	MMBtu	150	MMBtu	$0.06	$9	$(8)	$1

We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts. Given the competitive advantages associated with our naturally produced soda ash as previously discussed (relative to that which is synthetically produced), we believe this somewhat mitigates market risk within our Alkali Business.
Interest Rate Risk
We are also exposed to market risks due to the floating interest rates on our senior secured credit facility. Obligations under our senior secured credit facility bear interest at the LIBOR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2021, we had $49.0 million of debt outstanding under our senior secured credit facility. Due to the significant decline in the LIBOR rate which began in 2020 and continued in 2021, a 10% change in LIBOR would have resulted in an immaterial impact to Net income (loss) for the year ended December 31, 2021.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of LIBOR and other rates resulting from rate reform. The Alternative Reference Rates Committee, a group of market participants convened under the auspices of the U.S. Federal Reserve Board and other U.S. regulators, has recommended the Secured Overnight Financing Rate (“SOFR”), calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace LIBOR. The consequences of these developments cannot be entirely predicted but may include an increase in the interest rate on our senior secured credit facility when transitioning from LIBOR to SOFR, which may have an adverse effect on our financial condition, operating results or cash flows.
The Preferred Distribution Rate Reset Election of our Class A Convertible Preferred Units is an embedded derivative that must be bifurcated from the related host contract, the preferred unit purchase agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, U.S. treasury rates and dividend yields to ultimately calculate the fair value of our Class A Convertible Preferred Units with and without the Preferred Distribution Rate Reset Option. See Note 18 to our Consolidated Financial Statements in Item 8 for a discussion of embedded derivatives.
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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2021, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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

Collectively, members of the Davison family own 11.0% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 11.0% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
We are committed to sound principles of governance. Such principles are critical for us to achieve our performance goals and maintain the trust and confidence of investors, personnel, suppliers, business partners and stakeholders. We believe independent directors are a key element for strong governance, although we have reserved or exercised our right as a limited partnership under the listing standards of the NYSE not to comply with certain requirements of the NYSE. For example, although at least a majority of the members of our board of directors is independent under the NYSE rules, we reserve the right not to comply with Section 303A.01 of the NYSE Listed Company Manual in the future, which would require that our board of directors be comprised of at least a majority of independent directors. In addition, among other things, we have elected not to comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require our board of directors to maintain a nominating/corporate governance committee and a compensation committee, each consisting entirely of independent directors. Our corporate governance guidelines are available on our website (www.genesisenergy.com) free of charge. For further discussion of director independence, please see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Director Independence.”
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
Our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk. For example, the audit committee assists with risk management oversight in the areas of financial reporting, internal controls, cybersecurity, compliance with legal and regulatory requirements and our risk management policy relating to our hedging program. The governance, compensation and business development committee assists our board of directors with risk management relating to our compensation policies and programs.
Our board of directors believes that it is important to align (when practical) the interests of the members of our board of directors and certain of our officers with the interests of our long-term stakeholders. Our board of directors has adopted certain policies to further promote that alignment of interests. For example, among other things, our policies prohibit our directors and officers from (i) buying, selling or engaging in transactions with respect to our common units while they are aware of material non-public information and (ii) engaging in short sales of our securities. Certain of our directors and/or officers own substantial amounts of our units, some of which are pledged, including being held in broker margin accounts. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”
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
Executive Sessions of Non-Management Directors
Our board of directors holds executive sessions in which non-management directors meet without any members of management present in connection with regular board meetings. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Mr. Jastrow, as the lead independent director, serves as the presiding director at those executive sessions. In accordance with NYSE rules, interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary or in care of the chairperson of the audit committee at 919 Milam, Suite 2100, Houston, TX 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded. We have established a toll-free, confidential telephone hotline so that interested parties may communicate with the chairperson of the audit committee or with all the non-management directors as a group. All calls to this hotline are reported to the chairperson of the audit committee who is responsible for communicating any necessary information to the other non-management directors. The number of our confidential hotline is (844) 988-1965.

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 24, 2022.

Name	Age	Position
Grant E. Sims	66	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	75	Director
James E. Davison	84	Director
James E. Davison, Jr.	55	Director
Sharilyn S. Gasaway	53	Director
Kenneth M. Jastrow II	74	Director
Jack T. Taylor	70	Director
Robert V. Deere	67	Chief Financial Officer
Edward T. Flynn	63	Executive Vice President
Richard R. Alexander	46	Vice President
Karen N. Pape	63	Senior Vice President and Controller
Kristen O. Jesulaitis	52	General Counsel
William S. Goloway	61	Vice President
Garland G. Gaspard	67	Senior Vice President
Chad A. Landry	58	Vice President
Ryan S. Sims	38	Senior Vice President
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
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009, and served as Controller of Alltel Corporation from 2002 through 2006. In her role as CFO, Ms. Gasaway was responsible for the company's finance, financial reporting, and risk management roles, and gained extensive experience in corporate performance and strategic planning. She brings this vast knowledge to the Partnership. Ms. Gasaway is a director of JB Hunt Transport Services, Inc., a public company where she also serves as the chair of the audit committee. Additionally, Ms. Gasaway serves on the compensation and nominating committees of JB Hunt Transport Services, Inc. Ms. Gasaway provides our board of directors valuable business experience, risk management and financial expertise, including an understanding of the accounting, compliance and financial matters that we address on a regular basis.
Kenneth M. Jastrow II has served as a director of our general partner since March 2010 and serves as our lead independent director and the chairperson of the G&C Committee. Mr. Jastrow served as Chairman and Chief Executive Officer of Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow served as a director of MGIC Investment Corporation and a director and Director Emeritus of KB Home.  Mr. Jastrow formerly served as Non-Executive Chairman of Forestar Group, Inc.  Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process and our objectives and philosophy with respect to our Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2021.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2021 were:
•Grant E. Sims, Chief Executive Officer;
•Robert V. Deere, Chief Financial Officer;
•Edward T. Flynn, Executive Vice President;
•Garland G. Gaspard, Senior Vice President; and
•Kristen O. Jesulaitis, General Counsel.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are “independent,” according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged Meridian Compensation Partners, LLC, or Meridian, as its independent compensation adviser for 2021. We also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters such as obtaining exemptions from the “insider trading” rules under Section 16 of the Exchange Act in connection with certain acquisitions. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
Committee/Board Process
Following the end of each calendar year, our CEO reviews the compensation of all the other NEOs and makes a proposal to the G&C Committee regarding their compensation. The CEO's proposal is based on (among other things) our financial results for the prior year, the relevant executive’s areas of responsibility, market data provided by our independent compensation adviser, and recommendations from the relevant executive’s supervisor (if other than our CEO). The G&C Committee reviews the compensation of our CEO and the proposal of our CEO regarding the compensation of the other NEOs and makes a final determination (and a recommendation to our board of directors) regarding the compensation of our NEOs. Depending on the nature and quantity of changes made to that proposal, there may be additional G&C Committee meetings and discussions with our CEO in advance of that determination. Our board of directors has final approval authority for all such compensation matters.
Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases, retention and annual bonuses, and long-term incentive awards are made or granted.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2021, the G&C Committee engaged Meridian, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of Meridian pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the G&C Committee.
At the request of the G&C Committee, Meridian reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials circulated to the G&C Committee, and management’s recommendations regarding executive compensation plans. Meridian also developed assessments of market levels of compensation through an analysis of peer data and information disclosed in our peer companies’ public filings, but did not determine or recommend the amount of compensation.
The peer group used for this market analysis in 2021 consisted of the following 15 companies in the energy industry: Plains All American Pipeline, L.P., Targa Resources Corp., DCP Midstream, LP, Enable Midstream Partners, LP, HollyFrontier Corporation, EnLink Midstream, LLC, Magellan Midstream Partners, L.P., Delek US Holdings, Inc., NGL Energy Partners LP, NuStar Energy L.P., Sunoco LP, Crestwood Equity Partners LP, USA Compression Partners, LP, U.S. Silica Holdings, Inc. and Calumet Specialty Products Partners, L.P. These companies were selected as the compensation peer group for any or all of the following reasons:
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
The information that Meridian compiled included compensation trends for MLPs and levels of compensation for similarly-situated executive officers of companies within this peer group. We believe that compensation levels of executive officers in our peer group are relevant to our compensation decisions because we compete with those companies for executive management talent.
Compensation Objectives and Philosophy
The primary objectives of our compensation program are to:
•encourage our executives to build and operate the partnership in a way that is aligned with our common and preferred unitholders’ interests, focusing on growing total unitholder returns and growing the asset base with an emphasis on maintaining a focus on the long-term stability of the enterprise so as to not promote inappropriate risk taking;
•offer near-term and long-term compensation opportunities that are consistent with industry norms; and
•provide appropriate levels of retention to the executive team to ensure long-term continuity and stability for the successful execution of key growth initiatives and projects.
We strive to accomplish these objectives by providing all employees, including our NEOs, with a total compensation package that is market competitive and both service and performance-based. In our assessment of the market competitiveness of compensation, we take into consideration the compensation offered by companies in our peer group described above, but we have not identified a specific percentile of peer company pay as a target. Rather, we use market information as one consideration in setting compensation along with individual performance, our financial and operational performance and our safety and sustainability performance.
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
As described in more detail below, we believe that the combination of base salaries, cash bonuses and long-term cash-based incentive awards provide an appropriate balance of short and long-term incentives, and alignment of the incentives for our executives, including our NEOs, with the interests of our unitholders.
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including annual and retention bonuses) is driven by the generation of Available Cash before Reserves (as defined in Item. 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Measures”) which is an important metric of value for our unitholders, and our safety record, with the goal of retention of key employees and NEOs. Our long-term incentive plan is also linked to our generation of Available Cash before Reserves, our sustainability and safety record, as well as the partnership's Consolidated Leverage ratio (as defined in its senior secured credit facility agreement).
Elements of Our Compensation Program and Compensation Decisions for 2021
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2021, the elements of our compensation program for the NEOs consisted of an annual base salary, discretionary annual bonus awards, and awards under our long-term incentive compensation program.
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
In April 2021, the G&C Committee reviewed the assessments of market levels of compensation developed by Meridian in conjunction with a discussion of individual performance and responsibilities. As a result of and taking into account current market conditions, the 2021 base salaries of all NEOs remained the same from 2020.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which a majority of company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his or her base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2021 operational and financial performance, in the context of total NEO compensation, a discretionary bonus was granted to Mr. Flynn in the amount of $600,000 associated with the performance of the Alkali Business. This bonus will be paid in March 2022, contingent on Mr. Flynn’s employment on the payment date. Further, it was determined by the G&C Committee that each NEO will be considered for a retention bonus for 2021, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2021, Mr. Sims was granted a retention bonus of $850,000, Ms. Jesulaitis and Mr. Flynn were granted retention bonuses of $500,000 each, and Messrs. Deere and Gaspard were granted retention bonuses of $300,000 each, to be paid in five equal installments at the following dates: September 2022, December 2022, March 2023, June 2023, and September 2023 contingent upon continued employment at those dates.
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
Long-Term Incentive Compensation
We generally provide certain long-term compensation (cash and equity-based) to directors, officers, and certain employees through our long-term incentive compensation plans, or LTIPs. Our G&C Committee designs those awards to align the interests of plan participants with the interests of our long-term unitholders by promoting a sense of proprietorship and personal involvement in our development, growth, and financial success. Our LTIPs have given us flexibility to grant deferred compensation awards in the form of equity or cash-based compensation that vests outright or upon the satisfaction of one or more conditions that reward measurable service and performance, including the passage of time, continued employment, financial, and operating (including safety and sustainability) metrics and the appreciation in our unit price over time.
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
During 2019 and 2021, we also granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established target grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2021, 2020 and 2019, the G&C Committee established the following long-term incentive cash grant target values for each of our NEOs:

	Long-Term Incentive Cash Grant Value
Name	2021 (1)	2020 (2)	2019
Grant E. Sims	$3,600,000	$—	$2,200,000
Robert V. Deere	800,000	—	800,000
Edward T. Flynn	1,500,000	—	1,200,000
Garland G. Gaspard	600,000	—	500,000
Kristen O. Jesulaitis	650,000	—	450,000
(1) See additional discussion of awards granted to NEOs under the 2018 LTIP during 2021 included in the “Grants of Plan-Based Awards” disclosure below.
(2) As a part of the process to reduce and control our cost structure, management recommended no awards to be granted to NEOs under the 2018 LTIP during 2020, which was approved by our board of directors.

In addition to the established target values noted above for 2021, on April 7, 2021, we granted one-time supplemental cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. The supplemental awards are 100% service-based and will be paid out on their two year anniversary, or April 7, 2023, contingent on each employee’s continued employment at that date. These awards were granted and include a shorter vesting period with the goal of retaining key employees. The amounts of one-time supplemental awards granted to our NEOs were as follows: $720,000 for Mr. Sims, $160,000 for Mr. Deere, $300,000 for Mr. Flynn, $130,000 for Ms. Jesulaitis and $120,000 for Mr. Gaspard.
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
Compensation Risk Assessment
Our board of directors does not believe that our compensation policies and practices for employees are reasonably likely to have a material adverse effect on us. We compensate most employees with a combination of competitive base salary and incentive compensation. Meridian advised the G&C Committee that our programs include multiple features and practices that appropriately control motivations for excessive risk taking. Our board of directors believes that the mix and design of the elements of employee compensation do not encourage employees to assume excessive or inappropriate risk taking.
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

Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2021, 2020 and 2019.

Name & Principal Position	Year	Salary ($)	Bonus ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Grant E. Sims	2021	$650,000	$480,000	$495,360	$8,154	1,633,514
Chief Executive Officer	2020	650,000	480,000	—	37,034	1,167,034
(Principal Executive Officer)	2019	650,000	—	—	87,176	737,176
Robert V. Deere	2021	450,000	240,000	165,120	25,554	880,674
Chief Financial Officer	2020	450,000	240,000	—	46,814	736,814
(Principal Financial Officer)	2019	450,000	—	—	80,813	530,813
Edward T. Flynn (1)	2021	500,000	60,000	180,000	22,637	762,637
Executive Vice President	2020	500,000	850,000	—	27,868	1,377,868
	2019	500,000	980,000	—	26,396	1,506,396
Garland G. Gaspard	2021	340,000	240,000	123,840	25,554	729,394
Senior Vice President	2020	340,000	390,000	—	36,721	766,721
	2019	340,000	198,000	—	51,151	589,151
Kristen O. Jesulaitis	2021	400,000	300,000	109,740	15,384	825,124
General Counsel	2020	400,000	318,750	—	28,773	747,523
	2019	375,000	134,750	—	35,283	545,033
(1)Mr. Flynn's bonus for 2020 includes a discretionary bonus of $360,000 relating to 2019 but paid in March 2020, contingent upon Mr. Flynn's continued employment on the payment date. Mr. Flynn's bonus for 2019 includes a discretionary bonus of $730,000 relating to 2018 but paid in March 2019, contingent upon his continued employment on the payment date.
(2)The amounts shown represent any retention bonuses vested and paid during each of 2019, 2020, and 2021, as well as any cash or special bonus awards earned relative to each year.
(3)The amounts shown represent the non-equity incentive plan awards vested and paid in 2021 from the awards granted in 2018 under our 2018 LTIP.
(4)The following table presents the components of “All Other Compensation” for each NEO for the year ended December 31, 2021.

Name	401(k) Matching and Profit Sharing Contributions(1)	Insurance Premiums(2)	Totals
Grant E. Sims	$—	$8,154	$8,154
Robert V. Deere	17,400	8,154	25,554
Edward T. Flynn	14,423	8,214	22,637
Garland G. Gaspard	17,400	8,154	25,554
Kristen O. Jesulaitis	13,038	2,346	15,384
The amounts in this table represent:
(1)Contributions by us to our 401(k) plan on each NEO’s behalf.
(2)Term life insurance premiums paid by us on each NEO’s behalf.

Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2021 under our 2018 LTIP.

			Estimated Future Payouts Under
			Non-Equity Incentive Plan Awards
Name	Grant Date(1)	Vest Date	Threshold	Target	Maximum
Grant E. Sims	4/7/2021	4/7/2024	2,160,000	3,600,000	6,480,000
Robert V. Deere	4/7/2021	4/7/2024	480,000	800,000	1,440,000
Edward T. Flynn	4/7/2021	4/7/2024	900,000	1,500,000	2,700,000
Garland G. Gaspard	4/7/2021	4/7/2024	360,000	600,000	1,080,000
Kristen O. Jesulaitis	4/7/2021	4/7/2024	390,000	650,000	1,170,000

(1)For awards granted to NEOs on April 7, 2021, 80% of the amount represents the cash to be paid if the company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2023. The remaining 20% of the awards are service-based. See additional discussion in “Long-Term Incentive Compensation” above relating to the 2018 LTIP.

There were no equity based awards granted to our NEOs as of December 31, 2021.
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
Potential Payments upon Termination or Change of Control
Under a change of control for the outstanding LTIP awards granted in April 2019, the unvested service tranche of the cash award granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 150% of the performance metric. Under a change of control for the outstanding LTIP awards granted in April 2021, the unvested service tranche of the cash awards granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 200% of the performance metric.
    Based upon a hypothetical termination date of December 31, 2021, the termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.
If termination occurs due to death or disability, Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP at 100%, including the awards granted in both 2021 and 2019, and assuming a 1.0 Unit Appreciation Multiplier, or UAM, for the awards granted in 2019, would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$6,520,000
Robert V. Deere	1,760,000
Edward T. Flynn	3,000,000
Garland G. Gaspard	1,220,000
Kristen O. Jesulaitis	1,230,000
Based on a hypothetical simultaneous change of control and termination date of December 31, 2021, the change of control termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Robert V. Deere	Edward T. Flynn	Garland G. Gaspard	Kristen O. Jesulaitis
Cash payment for vested awards under 2018 LTIP granted in 2019	$3,080,000	$1,120,000	$1,680,000	$700,000	$607,500
Cash payment for vested awards under 2018 LTIP granted in 2021	7,200,000	1,600,000	3,000,000	1,200,000	1,300,000
Total	$10,280,000	$2,720,000	$4,680,000	$1,900,000	$1,907,500
Director Compensation in Fiscal Year 2021
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($) (4)	Total
James E. Davison	$80,000	$100,000	$18,711	$198,711
James E. Davison, Jr.	80,000	100,000	18,711	198,711
Sharilyn S. Gasaway	102,500	112,500	21,050	236,050
Kenneth M. Jastrow II	92,500	112,500	21,050	226,050
Conrad P. Albert	90,500	102,500	19,179	212,179
Jack T. Taylor	92,500	102,500	19,179	214,179
(1)Amounts include annual retainer fees and fees for attending meetings.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.
(3)Outstanding awards to directors at December 31, 2021 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 33,097 outstanding phantom units, Ms. Gasaway and Mr. Jastrow each hold 37,236 outstanding phantom units, and Messrs. Albert and Taylor each hold 33,926 outstanding phantom units, respectively.
(4)Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
Directors who are not officers of our general partner are entitled to a base compensation of $180,000 per year, with $80,000 paid in cash and $100,000 paid in phantom units. Cash is paid, and phantom units are awarded, on the first day of each calendar quarter. During 2019, 2020 and 2021, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: (i) a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and (ii) for all phantom units granted prior to July 2021, on the third anniversary of each award date for such director, an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date. Beginning in July 2021, all phantom units granted to our directors will vest and pay out after their one year anniversary at an amount equal to the number of phantom units granted multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.

The lead director and chairpersons of the audit committee and G&C Committee receive an additional amount of base compensation split equally between cash and phantom units, which cash compensation is paid in equal quarterly installments. Such additional amount is $10,000 for the lead director, $25,000 for the chair of the audit committee and $15,000 for the chair of the G&C Committee.
In addition, each non-employee director receives additional cash compensation for each “Additional Meeting” (board and/or committee) in which he or she participates. Participation by a director in-person will entitle her/him to additional compensation of $2,500 per meeting, and participation by a director by means of telecommunication will entitle her/him to additional compensation of $2,000 per meeting. Such payments are made in conjunction with the quarterly payments of base compensation. Additional Meetings consist of (i) with respect to our board of directors any meetings (in-person or by telecommunication) other than (x) the five pre-set meetings of our board of directors for each calendar year and (y) brief follow-up telecommunication conferences relating to the Annual Report on Form 10-K or any Quarterly Report on Form 10-Q the company files with the SEC, and (ii) any committee meeting.
CEO Pay Ratio
Our CEO to median employee pay ratio is calculated in accordance with the SEC’s pay ratio rules, Item 402(u) of Regulation S-K, which requires the disclosure of (i) the median of the annual total compensation of all employees of the company (except the CEO), (ii) the annual total compensation for the CEO, and (iii) the ratio of these two amounts.
We identified the median employee during the year ended December 31, 2020 by examining the 2020 total cash compensation for all individuals excluding our CEO, who were employed by us on December 31, 2020. Consistent with Item 402(u), we initially excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s Publication 15A: “Employer’s Supplemental Tax Guide”. We selected December 31, 2020, which is within the last three months of 2020, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2020. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of our employees are located in the U.S., including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.
We utilized the same median employee for the CEO to median employee pay ratio calculation as of December 31, 2021, as we did not experience any significant changes in the employee population or employee compensation arrangements during 2021 that we reasonably believe would impact the CEO to median employee pay ratio disclosure. As of December 31, 2021, the company had 1,903 employees, including 1,892 full-time employees, and 11 temporary employees.
We calculated the annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the 2021 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO, had 2021 annual total compensation of $1,633,514, as reflected in the Summary Compensation Table.  Our median employee’s annual total compensation for 2021 was $108,501.  Based on this information, Mr. Sims’ total annual compensation was approximately fifteen times that of our median employee in 2021, or 15:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of February 24, 2022, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,678,178	(2)	3.0%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,010,000	(4)	2.5%	7,087	17.7%
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	100,000		*	—	—
Richard R. Alexander	20,245	(5)	*	—	—
Karen N. Pape	152,131		*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Ryan S. Sims	16,300		*	—	—
William S. Goloway	10,000		*	—	—
Garland G. Gaspard	12,000		*	—	—
Chad A. Landry	30,000		*	—	—
All directors and executive officers as a group (16 in total)	13,825,083		11.3%	32,321	80.8%

Steven K. Davison	2,212,941	(6)	1.8%	7,676	19.2%
JPMorgan Chase & Co.	9,330,457		7.6%	—
Invesco LTD	14,249,305		11.6%	—
FMR LLC	15,182,325		12.4%
ALPS Advisors, Inc.	14,185,423		11.6%	—

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
(2)In addition to his direct ownership interests, Mr. Davison is the sole stockholder of Terminal Services, Inc., which owns 1,010,835 Class A Common Units.
(3)1,339,383 of these Class A Common Units are held by trusts for Mr. Davison's children. 187,856 of these Class A Common Units are held by the James E. and Margaret A. B. Davison Special Trust.
(4)Mr. Sims pledged 2,943,650 of these Class A Common Units as collateral for loans from a bank.
(5)Includes 4,745 Class A Common Units held by Mr. Alexander’s parents over which Mr. Alexander has trading authority. Mr. Alexander pledged 10,000 Class A Common Units as collateral for margin brokerage accounts.
(6)Includes 147,941 Class A Common units held by the Steven Davison Family Trust.
Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.

Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2021, regarding the beneficial ownership of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

Name and Address of Beneficial Owner	Class A Convertible Preferred Units
	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	12,668,389	50.0%
KKR Rodeo Aggregator L.P.(3)	12,668,389	50.0%

(1)The percentage of beneficial ownership is calculated based on 25,336,778 Class A Convertible Preferred Units deemed outstanding as of December 31, 2021.
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
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2021. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2021, Mr. Sims (our CEO and a director) had two sons that worked for us, one as senior vice president of finance and corporate development and the other as director of commercial development in our offshore pipeline transportation segment. Mr. James

Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director) that worked as a director in our onshore facilities and transportation department in 2021. In the aggregate, these family members received total W-2 compensation of less than $1,300,000.
On September 23, 2019 we announced the Granger Optimization Project to expand our existing Granger facility. We entered into agreements with BXC, the beneficial owner of more than 5% of our Class A Convertible Preferred Units, for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds we receive from BXC will fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. We issued 1,750 Alkali Holdings preferred units to BXC in consideration for the amendment. As part of the amendment, the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. During 2021, we issued 105,145 Alkali Holdings preferred units to BXC to fund the Granger Optimization Project and satisfy the company's obligation to pay tax distributions. As of December 31, 2021, we had issued 246,394 of preferred units to BXC.
Director Independence
Because we are a limited partnership, the listing standards of the NYSE do not require that we have a majority of independent directors (although at least a majority of the members of our board of directors is independent, as defined by the NYSE rules) or that we have either a nominating committee or a compensation committee of our board of directors. We are, however, required to have an audit committee consisting of at least three members, all of whom are required to be “independent” as defined by the NYSE.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Ernst & Young for the years ended December 31, 2021 and 2020.

	2021	2020
	(in thousands)
Audit Fees(1)	$3,087	$2,804
All Other Fees(2)	3	6
Total	$3,090	$2,810

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.
(2)Includes fees associated with licenses for accounting research software.
Pre-Approval Policy
The services by Ernst & Young in 2021 and 2020 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

In considering the nature of the non-audit services provided by Ernst & Young in 2021 and 2020, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

4.25
Thirteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

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

4.28
Sixteenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File no. 001-12295).

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

4.38
Eighth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

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

4.44
Fifteenth Supplemental Indenture for 8.0% Senior Notes due 2027, dated as of December 17, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 17, 2020, File No. 001-12295).

4.45
Sixteenth Supplemental Indenture for 6.50% Senior Notes due 2025, 6.250% Senior Notes due 2026, 7.750% Senior Notes due 2028, and 8.0% Senior Notes due 2027, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File no. 001-12295).

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

	10.13
Fifth Amended and Restated Credit Agreement, dated as of April 8, 2021, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File No. 001-12295).

*	10.14
First Amendment and Consent to Fifth Amended and Restated Credit Agreement, dated as of November 17, 2021, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto.

	10.15
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010, File No. 001-12295).

	10.16	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).

	10.17	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Directors Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-12295).

	10.18	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Executive Phantom Unit with DERs Award – Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-12295).

	10.19	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Employee Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).

	10.20	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
	10.21	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.22	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.23	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.24
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	21.1		Subsidiaries of the Registrant.
*	22.1		List of Issuers and Guarantor Subsidiaries.
*	23.1		Consent of Ernst & Young LLP.
*	23.2		Consent of Ernst & Young LLP.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	99.1		Financial Statements of Poseidon Oil Pipeline Company, LLC for the three years ended December 31, 2021 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
*	95		Mine Safety Disclosure Exhibit
*	96.1		S-K 1300 Technical Report Summary - Trona Properties, Green River, Wyoming, USA
*	101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH		XBRL Schema Document.
*	101.CAL		XBRL Calculation Linkbase Document.
*	101.LAB		XBRL Label Linkbase Document.
*	101.PRE		XBRL Presentation Linkbase Document.
*	101.DEF		XBRL Definition Linkbase Document.
*	104		Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

    Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 24, 2022	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 24, 2022
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2022
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 24, 2022
/s/ JAMES E. DAVISON James E. Davison	Director	February 24, 2022
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 24, 2022
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 24, 2022
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 24, 2022
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 24, 2022

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Revenue recognition - Estimation of variable consideration
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Partnership’s Offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the performance obligation period, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. As of December 31, 2021, the Partnership has recognized $13.6 million in current contract assets, and $2.6 million and $19.0 million in current and non-current contract liabilities, respectively, in the consolidated financial statements.

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

To test the Partnership’s estimates of variable consideration, we performed audit procedures that included, among others, evaluating management’s determination of the performance obligations in each arrangement and information used to establish or reassess the estimates including contractual pipeline capacity reserved, historical actual throughput volumes and third party production forecasts. We tested these assumptions by inspecting contracts, testing completeness and accuracy of production volumes and contract billings, and evaluating information obtained by management from customers and whether the information is consistent with publicly available information. We also performed a retrospective analysis of forecasted production volumes by comparing them to the actual volumes transported, and we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership's significant assumptions discussed herein. We also recalculated the Partnership’s revenue recognized for these arrangements and the recorded contract assets and liabilities as of and for the year ended December 31, 2021.

/s/ Ernst & Young LLP
We have served as the Partnership's auditor since 2017.
Houston, Texas
February 24, 2022

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on Internal Control Over Financial Reporting
We have audited Genesis Energy, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesis Energy, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2021 and the related notes, and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2022

3

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,987	$21,282
Restricted cash	5,005	5,736
Accounts receivable—trade, net	400,334	392,465
Inventories	77,958	99,877
Other	39,200	60,809
Total current assets	542,484	580,169
FIXED ASSETS, at cost	5,464,040	5,173,475
Less: Accumulated depreciation	(1,551,855)	(1,322,141)
Net fixed assets	3,912,185	3,851,334
MINERALS LEASEHOLDS, net of accumulated depletion	549,005	552,575
EQUITY INVESTEES	294,050	319,068
INTANGIBLE ASSETS, net of amortization	127,063	128,742
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	140,796	153,925
OTHER ASSETS, net of amortization	38,259	45,847
TOTAL ASSETS	$5,905,801	$5,933,619
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$264,316	$198,433
Accrued liabilities	232,623	184,978
Total current liabilities	496,939	383,411
SENIOR SECURED CREDIT FACILITY	49,000	643,700
SENIOR UNSECURED NOTES, net of debt issuance costs	2,930,505	2,750,016
DEFERRED TAX LIABILITIES	14,297	13,317
OTHER LONG-TERM LIABILITIES	434,925	393,018
Total liabilities	3,925,666	4,183,462

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at December 31, 2021 and 2020	790,115	790,115
Redeemable noncontrolling interests, 246,394 and 141,249 preferred units issued and outstanding at December 31, 2021 and 2020, respectively	259,568	141,194

COMMITMENTS AND CONTINGENCIES (Note 21)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at December 31, 2021 and 2020	641,313	829,326
Accumulated other comprehensive loss	(5,607)	(9,365)
Noncontrolling interests	294,746	(1,113)
Total partners' capital	930,452	818,848
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,905,801	$5,933,619
The accompanying notes are an integral part of these consolidated financial statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Offshore pipeline transportation	$278,459	$237,146	$318,116
Sodium minerals and sulfur services	964,632	877,769	1,105,987
Marine transportation	190,827	210,258	235,645
Onshore facilities and transportation	691,558	499,482	821,072
Total revenues	2,125,476	1,824,655	2,480,820
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	583,824	373,127	637,699
Onshore facilities and transportation operating costs	63,113	70,241	77,205
Marine transportation operating costs	156,307	149,557	178,032
Sodium minerals and sulfur services operating costs	795,964	745,858	883,692
Offshore pipeline transportation operating costs	79,641	76,717	58,996
General and administrative	61,185	56,920	52,687
Depreciation, depletion and amortization	309,746	295,322	319,806
Impairment expense	—	280,826	—
Loss on sale of assets	—	22,045	—
Total costs and expenses	2,049,780	2,070,613	2,208,117
OPERATING INCOME (LOSS)	75,696	(245,958)	272,703
Equity in earnings of equity investees	57,898	64,019	56,484
Interest expense	(233,724)	(209,779)	(219,440)
Other expense, net	(36,232)	(7,269)	(9,026)
Income (loss) from operations before income taxes	(136,362)	(398,987)	100,721
Income tax expense	(1,670)	(1,327)	(655)
NET INCOME (LOSS)	(138,032)	(400,314)	100,066
Net income attributable to noncontrolling interests	(1,637)	(251)	(1,834)
Net income attributable to redeemable noncontrolling interests	(25,398)	(16,113)	(2,233)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(165,067)	$(416,678)	$95,999
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,736)	(74,736)	(74,467)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(239,803)	$(491,414)	$21,532
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$(1.96)	$(4.01)	$0.18
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579
`
The accompanying notes are an integral part of these consolidated financial statements.
5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(138,032)	$(400,314)	$100,066
Other comprehensive income (loss):
Decrease (increase) in benefit plan liability	3,758	(934)	(9,370)
Total Comprehensive income (loss)	(134,274)	(401,248)	90,696
Comprehensive income attributable to noncontrolling interests	(1,637)	(251)	(1,834)
Comprehensive income attributable to redeemable noncontrolling interests	(25,398)	(16,113)	(2,233)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(161,309)	$(417,612)	$86,629
The accompanying notes are an integral part of these consolidated financial statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
December 31, 2018	122,579	1,690,799	(11,204)	939	1,680,534
Net income	—	95,999	1,834	—	97,833
Cash distributions to partners	—	(269,674)	—	—	(269,674)
Cash contributions from noncontrolling interests	—	—	5,652	—	5,652
Other comprehensive loss	—	—	—	(9,370)	(9,370)
Distributions to preferred unitholders	—	(73,804)	—	—	(73,804)
December 31, 2019	122,579	1,443,320	(3,718)	(8,431)	1,431,171
Net income (loss)	—	(416,678)	251	—	(416,427)
Cash distributions to partners	—	(122,580)	—	—	(122,580)
Cash contributions from noncontrolling interests	—	—	2,354	—	2,354
Other comprehensive loss	—	—	—	(934)	(934)
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2020	122,579	829,326	(1,113)	(9,365)	818,848
Net income (loss)	—	(165,067)	1,637	—	(163,430)
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Sale of noncontrolling interest in subsidiary	—	125,338	294,422	—	419,760
Cash distributions to noncontrolling interests	—	—	(903)	—	(903)
Cash contributions from noncontrolling interests	—	—	703	—	703
Other comprehensive income	—	—	—	3,758	3,758
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
The accompanying notes are an integral part of these consolidated financial statements.

7

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(138,032)	$(400,314)	$100,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	309,746	295,322	319,806
Loss on sale of assets	—	22,045	—
Impairment expense	—	280,826	—
Amortization and write-off of debt issuance costs and premium or discount	13,716	22,610	10,766
Amortization of unearned income and initial direct costs on direct financing leases	—	(8,847)	(12,247)
Payments received under previously owned direct financing leases	70,000	56,837	20,668
Equity in earnings of investments in equity investees	(57,898)	(64,019)	(56,484)
Cash distributions of earnings of equity investees	57,080	63,721	56,081
Non-cash effect of long-term incentive compensation plans	8,783	(3,693)	8,496
Deferred and other tax liabilities	980	512	65
Cancellation of debt income	—	(27,302)	—
Unrealized losses on derivative transactions	30,700	1,191	12,586
Other, net	12,832	19,229	(6,418)
Net changes in components of operating assets and liabilities, net of acquisitions (See Note 15)	30,044	38,627	(71,098)
Net cash provided by operating activities	337,951	296,745	382,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(301,395)	(144,133)	(163,248)
Cash distributions received from equity investees—return of investment	27,026	17,340	21,250
Investments in equity investees	(352)	—	—
Proceeds from asset sales	604	23,037	1,187
Net cash used in investing activities	(274,117)	(103,756)	(140,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	776,300	1,023,000	815,100
Repayments on senior secured credit facility	(1,371,000)	(1,338,600)	(825,900)
Proceeds from issuance of senior unsecured notes (Note 10)	259,375	1,500,000	—
Net proceeds from issuance of preferred units (Note 11)	93,100	—	122,900
Repayment of senior unsecured notes (Note 10)	(80,859)	(1,185,096)	—
Debt issuance costs	(12,348)	(26,680)	—
Contributions from noncontrolling interests	703	2,354	5,652
Distributions to noncontrolling interests	(903)	—	—
Distributions to Class A Convertible Preferred unitholders (Note 11)	(74,736)	(74,736)	(43,506)
Distributions to common unitholders (Note 11)	(73,548)	(122,580)	(269,674)
Cash proceeds from the sale of a noncontrolling interest in a subsidiary	418,140	—	—
Other, net	(84)	(38)	57
Net cash used in financing activities	(65,860)	(222,376)	(195,371)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,026)	(29,387)	46,105
Cash and cash equivalents and restricted cash at beginning of period	27,018	56,405	10,300
Cash and cash equivalents and restricted cash at end of period	$24,992	$27,018	$56,405
The accompanying notes are an integral part of these consolidated financial statements.
8

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf Coast region of the United States, Wyoming, and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprise and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, and selling business based on Wyoming (our “Alkali Business”), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes processing of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
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
Beginning in March 2020, Covid-19 has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions, and the timing of the re-opening of economies. Additionally, actions taken by the OPEC and other oil exporting nations beginning in that timeframe caused additional volatility in the price of oil and gas. We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2021 and 2020 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2021, 2020 and 2019. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
9

Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including, in our offshore pipeline transportation segment, a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a 25.7% interest in Neptune Pipeline Company, LLC, a 29% interest in Odyssey Pipeline L.L.C. (“Odyssey”), and a 26.8% interest in Paloma Pipeline Company (“Paloma”). We account for our investments in these joint ventures by the equity method of accounting. See Note 8.
Noncontrolling interests
Noncontrolling interests represent any third party or affiliate interest in non-wholly owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in equity. See Note 11 for additional discussion regarding our noncontrolling interests.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We based these estimates and assumptions on historical experience and other information that we believed to be reasonable under the circumstances. Significant estimates that we make include: (1) liability and contingency accruals, including the estimates of future asset retirement obligations, (2) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (3) estimates of future net cash flows from assets for purposes of determining whether impairment of those assets has occurred, (4) estimates of variable consideration for revenue recognition, (5) estimated fair value of derivative instruments, and (6) estimated useful lives of our fixed and intangible assets (including the reserve life of our mineral leaseholds) for the use in calculating depreciation, depletion, and amortization of long-lived assets and intangible assets. While we believe these estimates are reasonable, actual results could differ from these estimates. Changes in facts and circumstances may result in revised estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. We periodically assess the financial condition of the institutions where these funds are held and believe that our credit risk is minimal.
Restricted Cash
Our restricted cash balance represents cash held to be used for purposes of our Granger expansion project (the “Granger Optimization Project”), as well as a minimum working capital balance we are required to maintain at our unrestricted subsidiary level under contractual agreement and is classified as current on our Consolidated Balance Sheets (see Note 11).
Accounts Receivable
We review our outstanding accounts receivable balances on a regular basis and estimate an allowance for amounts that we expect will not be fully recovered. An allowance for credit losses is determined based upon historical collectability trends, recoveries, historical write-offs, and current market data for the Partnership’s customers in order to estimate projected losses. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted.
Inventories
Our inventories are valued at the lower of cost and net realizable value. With the exception of our Alkali Business, cost is determined principally under the average cost method within specific inventory pools.
Within our Alkali Business, the cost of inventories are determined using the FIFO method, except for materials and supplies which are recorded at average cost, and raw materials which are recorded at standard cost, which approximates actual cost.
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
10

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
Deferred Charges on Marine Transportation Assets
Our marine vessels are required by US Coast Guard regulations to be re-certified after a certain period of time, usually every five years.  The US Coast Guard states that vessels must meet specified “seaworthiness” standards to maintain required operating certificates. To meet such standards, vessels must undergo regular inspection, monitoring, and maintenance, referred to as “dry-docking.” Typical dry-docking costs include costs incurred to comply with regulatory and vessel classification inspection requirements, blasting and steel coating, and steel replacement. We defer and amortize these costs to maintenance and repair expense over the length of time that the certification is supposed to last.
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations (“AROs”) relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The estimated fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 7.
Lease Accounting
    We enter into operating lease contracts for the right to utilize certain transportation equipment, facilities and equipment, and office space from third parties. For contracts that contain a lease and extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our Consolidated Balance Sheets. The present value of each lease is based on the future minimum lease payments in accordance with ASC 842 and is determined by discounting these payments using an incremental borrowing rate. From time to time, we enter into agreements in which we are lessors of our property or equipment. For operating leases, revenue is recognized upon the satisfaction of the respective performance obligation. For direct finance leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction. The pipeline cost is not included in fixed assets. Refer to Note 4 for additional information.
Intangible and Other Assets
Intangible assets with finite useful lives are amortized over their respective estimated useful lives on a straight-line basis. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. At a minimum, we will assess the useful lives and residual values of all intangible assets on an annual basis to determine if adjustments are required.
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
11

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
Equity-Based Compensation
The phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units outstanding at December 31, 2021 include only service-based awards issued to our directors. See Note 16 for more information.
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
12

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
Derivative Instruments and Hedging Activities
When we hold inventory positions in crude oil and petroleum products, we use derivative instruments to hedge exposure to price risk. Derivative transactions, which can include forward contracts and futures positions on the NYMEX, are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings when the underlying position affects earnings. As of December 31, 2021, we did not have any cash flow hedges.
In addition, we have determined that certain provisions in our Class A Convertible Preferred Units represent an embedded derivative which must be bifurcated and recorded at fair value, with changes in fair value in respective periods recorded in our Consolidated Statements of Operations. See Note 18 for further information on these items.
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
Recent and Proposed Accounting Pronouncements
We have adopted guidance under ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as of January 1, 2020. The standard changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We have assessed our receivables for expected losses by considering current and historical information pertaining to our trade accounts and existing contract assets. Our assessment resulted in an immaterial impact to our consolidated financial statements as of the adoption date and for the years ended December 31, 2021 and 2020.
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
We have adopted guidance under ASC Topic 842, Lease Accounting (“ASC 842”), as of January 1, 2019 utilizing the modified retrospective method of adoption. Additionally, we elected to implement the practical expedients that pertain to easements, separation of lease components, and the package of practical expedients, which among other things, allows us to carry over previous lease conclusions reached under ASC 840. Refer to Note 4 for further details.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed
13

under relevant accounting standards. The discontinuation of LIBOR is expected to occur in 2023. We are evaluating the provisions of ASU 2020-04 and have not yet determined the impact on our Consolidated Financial Statements and disclosures related to our senior secured credit facility due to the timing of the transition to another interest rate benchmark.
3. Revenue Recognition
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively:

	Year Ended December 31, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$278,459	$—	$190,827	$86,711	$555,997
Product Sales	—	863,264	—	604,847	1,468,111
Refinery Services	—	101,368	—	—	101,368
	$278,459	$964,632	$190,827	$691,558	$2,125,476

	Year Ended December 31, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$237,146	$—	$210,258	$106,092	$553,496
Product Sales	—	789,307	—	393,390	1,182,697
Refinery Services	—	88,462	—	—	88,462
	$237,146	$877,769	$210,258	$499,482	$1,824,655

	Year Ended December 31, 2019
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$318,116	$—	$235,645	$160,431	$714,192
Product Sales	—	1,023,667	—	660,641	1,684,308
Refinery Services	—	82,320	—	—	82,320
	$318,116	$1,105,987	$235,645	$821,072	$2,480,820
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for the revenue streams described in more detail below. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
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

14

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
In addition to these offshore pipeline transportation revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, our performance obligation does not change throughout the life of the contract. Therefore revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates are reassessed at each reporting period as required. Billings to our customers are reflected at the contract rate. The difference between the consideration received from our customers from invoicing compared to the revenue recognized creates a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset.
Onshore Facilities and Transportation
Within our onshore facilities and transportation segment, we provide our customers with pipeline transportation, terminaling services, and rail unloading services, among others, primarily on a per barrel fee basis.
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
Pipeline Loss Allowances
To compensate us for bearing the risk of volumetric losses of crude oil in transit in our pipelines (for our onshore and offshore pipelines) due to temperature, crude quality, and the inherent difficulties of measurement of liquids in a pipeline, our tariffs and agreements allow for us to make volumetric deductions for quality and volumetric fluctuations. We refer to these deductions as pipeline loss allowances (“PLA”). We compare these allowances to the actual volumetric gains and losses of the pipeline and the net gain or loss is recorded as revenue or a reduction of revenue. As the allowance is related to our pipeline transportation services, the performance obligation is the obligation to transport and deliver the barrels and is considered a single obligation.
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

15

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
Refinery Services
Our refinery services business primarily provides sulfur extraction services to refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses caustic soda to act as a scrubbing agent at a prescribed temperature and pressure to remove sulfur. The technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. Units of NaHS are produced ratably as a gas stream is processed. We obtain control and ownership of the NaHS immediately upon production, which constitutes the sole consideration that we receive for our sulfur removal services. We later market this product to third parties as part of our product sales, as described above. As part of some of our arrangements, we pay a refinery access fee (“RSA fee”) for any benefits received by virtue of our plant’s proximity to the customer’s refinery. Our RSA fee is recorded as a reduction of revenue.
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
16

on the contract inception date for each refinery services agreement. Accordingly, we record the value of NaHS received as non-cash consideration in inventory until it is subsequently sold to our customers (see Product Sales, above).
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2021 and December 31, 2020:

	Contract Assets		Contract Liabilities
	Current Assets- Other	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2020	$36,500	$12,065	$2,988	$19,834
Balance at December 31, 2021	13,563	—	2,619	19,028
$3.0 million and $3.2 million that were previously classified as a contract liability at the beginning of the period were recognized as revenue for the years ended December 31, 2021 and 2020, respectively. Additionally, we recognized $4.1 million of revenue during 2021 as a result of a contract modification related to one of our offshore pipeline transportation contracts.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2021. However, ASC 606 provides the following practical expedients and exemptions that we utilized:
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
We apply these practical expedients and exemptions to our revenue streams recognized over time. The majority of our contracts qualify for one of these expedients or exemptions. After considering these practical expedients and identifying the remaining contract types that involve revenue recognition over a long-term period and include long term fixed consideration (adjusted for indexing as required), we determined our allocations of transaction price that relate to unsatisfied performance obligations. As it relates to our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long-term period. Therefore, we have allocated the remaining contract value (as estimated and discussed above) to future periods. In our onshore facilities and transportation segment, we have certain contractual arrangements in which we receive fixed minimum payments for our obligation to provide minimum capacity on our pipelines and related assets.
    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
2022	$69,143	$4,698
2023	65,645	—
2024	59,034	—
2025	62,699	—
2026	44,691	—
Thereafter	57,612	—
Total	$358,824	$4,698

17

4. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (including trucks, trailers, and railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (under 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of less than 12 months are not recorded on our Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within Right of Use Assets, net on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within Accrued liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2021 and December 31, 2020.

Leases	Classification	Financial Statement Caption	December 31, 2021	December 31, 2020
Assets
	Transportation Equipment	Right of Use Assets, net	$79,784	$88,038
	Office Space & Equipment	Right of Use Assets, net	5,981	7,489
	Facilities and Equipment	Right of Use Assets, net	55,031	58,398
Total Right of Use Assets, net			$140,796	$153,925

Liabilities
Current		Accrued liabilities	19,966	23,348
Non-Current		Other long-term liabilities	121,854	131,623
Total Lease Liability			$141,820	$154,971

Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our cease-use provision for railcars no longer in use.
We recorded total operating lease expense of $18.4 million, $30.2 million, and $27.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total operating lease expense is net of the variable railcar mileage credits we receive in our Alkali Business of $20.8 million, $18.4 million, and $24.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
18

The following table presents the maturities of our operating lease liabilities as of December 31, 2021 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheets:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2022	$20,401	$2,922	$5,604	$28,927
2023	18,778	1,125	5,529	25,432
2024	17,716	995	5,005	23,716
2025	13,983	776	5,041	19,800
2026	9,846	664	5,092	15,602
Thereafter	14,113	432	120,485	135,030
Total Lease Payments	94,837	6,914	146,756	248,507
Less: Interest	(15,121)	(759)	(90,807)	(106,687)
Present value of operating lease liabilities	$79,716	$6,155	$55,949	$141,820

The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	13.48 years	13.10 years
Weighted-average discount rate	7.69%	7.68%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

Cash Flows Information	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$33,145	$41,308
Leased assets obtained in exchange for new operating lease liabilities	8,296	8,035

Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the years ended December 31, 2021, 2020, and 2019, we acted as a lessor in our revenue contracts associated with the M/T American Phoenix, included in our marine transportation segment. During the years ended December 31, 2020, and 2019, we acted as a lessor in our Free State pipeline system, included in our onshore facilities and transportation segment. Revenues associated with these contracts were recorded within their respective segment's revenue in the Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the years ended December 31, 2021, 2020, and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
M/T American Phoenix	$15,031	$24,116	27,010
Free State Pipeline(1)	—	5,234	6,090
(1) We sold the Free State pipeline to a subsidiary of Denbury Inc. on October 30, 2020. The 2020 revenues presented above reflect operations through October 29, 2020 as that was the last date the asset operated under our ownership.
Direct Finance Lease
We formerly held a direct finance lease of the Northeast Jackson Dome (“NEJD”) Pipeline. Under the terms of the agreement, we were paid a quarterly payment, which commenced on August 3, 2008. These payments were fixed at approximately $5.2 million per quarter during the lease term at an interest rate of 10.25%. At the end of the lease term in 2028,
19

we would convey all of our interest in the NEJD Pipeline to the lessee for a nominal payment. During the third quarter of 2020, our customer, a subsidiary of Denbury, Inc., defaulted under the agreement and we exercised a letter of credit we had issued to us as beneficiary and we collected approximately $41 million in accelerated principal payments during 2020. On October 30, 2020 we executed an agreement with our customer to accelerate the remaining principal payments on the NEJD direct financing lease. As of December 31, 2020, we had an outstanding receivable (included within “Accounts receivable- trade, net” on the Consolidated Balance Sheets) of $70.0 million from Denbury for the remaining payments per the agreement, which was fully collected during 2021. Additionally as part of this agreement, we transferred the ownership of all of our CO2 assets, including the Free State pipeline system, to Denbury.
5. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2021	2020
Accounts receivable - trade	$405,159	$398,723
Allowance for credit losses	(4,825)	(6,258)
Accounts receivable - trade, net	$400,334	$392,465
The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2021	2020	2019
Balance at beginning of period	$6,258	$1,062	$7,393
Charges to (recoveries of) costs and expenses, net	(902)	5,504	(5,572)
Amounts written off	(531)	(308)	(759)
Balance at end of period	$4,825	$6,258	$1,062
6. Inventories
The major components of inventories were as follows:

	December 31,
	2021	2020
Petroleum products	$998	$5,840
Crude oil	11,834	37,661
Caustic soda	5,690	5,167
NaHS	17,040	9,101
Raw materials - Alkali Operations	7,599	7,120
Work-in-process - Alkali Operations	7,496	9,355
Finished goods, net - Alkali Operations	13,681	13,002
Materials and supplies, net - Alkali Operations	13,620	12,631
Total	$77,958	$99,877
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below cost by $2.0 million as of December 31, 2021, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount. We recorded $5.0 million in inventory reduction adjustments as of December 31, 2020.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
20

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2021	2020
Crude oil and natural gas pipelines and related assets	$2,839,443	$2,811,030
Alkali facilities, machinery, and equipment	670,880	622,598
Onshore facilities, machinery, and equipment	269,245	267,810
Transportation equipment	21,106	19,470
Marine vessels	1,018,284	998,553
Land, buildings and improvements	227,540	219,382
Office equipment, furniture and fixtures	23,965	22,001
Construction in progress	350,137	170,740
Other	43,440	41,891
Fixed assets, at cost	5,464,040	5,173,475
Less: Accumulated depreciation	(1,551,855)	(1,322,141)
Net fixed assets	$3,912,185	$3,851,334
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	December 31, 2021	December 31, 2020
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(17,014)	(13,444)
Mineral leaseholds, net	$549,005	$552,575
Depreciation expense was $295.4 million, $276.4 million and $295.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Depletion expense was $3.6 million, $3.2 million, and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Asset Sales and Divestitures
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to it the ownership of our remaining CO2 assets, including the NEJD and Free State pipelines, included within our onshore facilities and transportation segment. As a part of the agreement, we received total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreements, and the remaining $70.0 million was paid in equal installments in each quarter during 2021. We recorded a loss of $22.0 million, which represents the difference between the proceeds and the net book value of the assets transferred, and is recorded within “Loss on sale of assets” on the Consolidated Statement of Operations for the year ended December 31, 2020.
Impairment Expense
During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation became uneconomic for producers and the demand and outlook for our rail logistics assets declined. Due to these factors, we identified a triggering event that required us to perform an impairment test. For our recoverability test, we utilized management's estimates, including current contractual commitments, for our future cash inflows, and our costs and expenses were determined based on the estimated fixed and variable requirements to operate and maintain the related assets. As our rail logistics asset groups did not pass the initial recoverability assessment, we subsequently performed a fair value calculation using a discounted cash flow model under the income approach. As a result of this test, we recognized impairment expense of $277.5 million as of December 31, 2020 associated with the rail logistics assets in our onshore facilities and transportation segment, as the carrying value of our assets exceeded the estimated realizable value. The impairment expense included $272.7 million of net fixed assets and $4.8 million of right of use assets, net on the Consolidated Balance Sheets. The fair value estimates used in the long-lived asset test were primarily based on level 3 inputs of the fair value hierarchy.
21

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
    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2019	$175,081
Accretion expense	9,131
Revisions in timing and estimated costs of AROs	5,792
Settlements	(13,152)
December 31, 2020	176,852
Accretion expense	10,038
Revisions in timing and estimated costs of AROs	35,735
Acquisitions	3,008
Settlements	(4,727)
December 31, 2021	$220,906
At December 31, 2021 and December 31, 2020, $36.3 million and $14.7 million are included as current in “Accrued liabilities” on our Consolidated Balance Sheets, respectively. The remainder of the ARO liability at each period is included in “Other long-term liabilities” on our Consolidated Balance Sheets. Revisions in timing and estimated costs during 2021 and 2020 are primarily attributable to the accelerated timing and revised costs associated with the abandonment of certain of our non-core offshore gas assets in the Gulf of Mexico. Such revisions take into account several factors, including changes to legal or regulatory requirements, changes in our estimated useful lives of the associated asset, and the timing and method of abandonment. As there are significant judgements involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates.
    With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2022	$12,648
2023	$10,583
2024	$9,767
2025	$10,469
2026	$8,216
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2021 and 2020 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2021 and 2020, the unamortized differences in carrying value totaled $319.9 million and $335.4 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees:

22

	Year Ended December 31,
	2021	2020	2019
Genesis’ share of operating earnings	$73,389	$79,510	$71,975
Amortization of differences attributable to Genesis' carrying value of equity investments	(15,491)	(15,491)	(15,491)
Net equity in earnings	$57,898	$64,019	$56,484
Distributions received	$84,106	$81,061	$77,331

The following tables present the combined balance sheet information for the last two years and statements of operations data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2021	2020
BALANCE SHEET DATA:
Assets
Current assets	$33,994	$42,565
Fixed assets, net	284,265	299,315
Other assets	21,327	25,654
Total assets	$339,586	$367,534
Liabilities and equity
Current liabilities	$15,457	$13,411
Other liabilities	237,948	248,857
Equity	86,181	105,266
Total liabilities and equity	$339,586	$367,534

	Year Ended December 31,
	2021	2020	2019
STATEMENTS OF OPERATIONS DATA:
Revenues	$203,835	$214,687	$209,674
Operating Income	$143,506	$153,640	$155,920
Net Income	$138,783	$147,560	$139,436
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

23

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	20	$800	$607	$193	$800	$571	$229
Offshore pipeline contract intangibles	19	158,101	53,394	104,707	158,101	45,073	113,028
Other	9	37,933	15,770	22,163	29,244	13,759	15,485
Total		$196,834	$69,771	$127,063	$188,145	$59,403	$128,742

The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $10.3 million, $15.5 million and $18.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decline in amortization expense during 2021 was primarily attributable to our contract intangible associated with the M/T American Phoenix becoming fully amortized at September 30, 2020.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2022	2023	2024	2025	2026
Marine contract intangibles	$35	$34	$33	$32	$30
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	3,414	3,147	2,783	2,560	2,261
Total	$11,770	$11,502	$11,137	$10,913	$10,612
Goodwill
The carrying amount of goodwill in our sodium minerals and sulfur services segment was $301.9 million at December 31, 2021 and 2020. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2021	2020
Deferred marine charges, net (1)	$19,930	$20,714
Long-term contract assets (2)	—	12,065
Unamortized debt issuance costs on Revolving Loan	4,736	5,842
Other deferred costs	13,593	7,226
Other assets, net of amortization	$38,259	$45,847
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2).
(2)    See Revenue Recognition (Note 3) for discussion on the circumstances that result in the recognition of contract assets.

24

10. Debt
At December 31, 2021 and 2020, our obligations under debt arrangements consisted of the following:

	December 31, 2021			December 31, 2020
	Principal	Unamortized Premium and Debt Issuance Costs	Net Value	Principal	Unamortized Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$49,000	$—	$49,000	$643,700	$—	$643,700
6.000% senior unsecured notes due 2023	—	—	—	80,859	504	80,355
5.625% senior unsecured notes due 2024	341,135	2,106	339,029	341,135	2,963	338,172
6.500% senior unsecured notes due 2025	534,834	4,452	530,382	534,834	5,639	529,195
6.250% senior unsecured notes due 2026	359,799	3,410	356,389	359,799	4,189	355,610
8.000% senior unsecured notes due 2027	1,000,000	6,592	993,408	750,000	13,022	736,978
7.750% senior unsecured notes due 2028	720,975	9,678	711,297	720,975	11,269	709,706
Total long-term debt	$3,005,743	$26,238	$2,979,505	$3,431,302	$37,586	$3,393,716
(1)    Unamortized debt issuance costs associated with our senior secured credit facility Revolving Loan, as defined below (included in Other Assets, net of amortization on the Consolidated Balance Sheets) were $4.7 million and $5.8 million as of December 31, 2021 and December 31, 2020, respectively.
Senior Secured Credit Facility
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of a revolving loan facility with a borrowing capacity of $650 million (the “Revolving Loan”) and a term loan facility of $300 million (the “Term Loan”). The senior secured credit facility matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
The key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•Revolving Loan: The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the LIBOR rate or a one-month maturity on such day plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Eurodollar borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2021, the applicable margins on our borrowings were 2.75% for alternate base rate borrowings and 3.75% for Eurodollar rate borrowings based on our leverage ratio.
•Term Loan: The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate and the Eurodollar rates for our Term Loan are calculated consistent with our Revolving Loan discussed above, and the applicable margin is fixed at 3.75% on Eurodollar borrowings and 2.75% on alternate base rate borrowings for the Term Loan.
•Letter of credit fees range from 2.25% to 3.75% based on our leverage ratio as computed under the senior secured credit facility. The rate can fluctuate quarterly. At December 31, 2021, our letter of credit rate was 3.75%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At December 31, 2021, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million subject to lender consent and certain other customary conditions.

25

At December 31, 2021, we had $49.0 million borrowed under our Revolving Loan, with $9.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $1.3 million was outstanding at December 31, 2021. Due to the revolving nature of loans under our Revolving Loan, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of March 15, 2024. The total amount available for borrowings under our senior secured credit facility at December 31, 2021 was $599.7 million, subject to compliance with our covenants. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans.
On November 17, 2021, we closed on the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million. Proceeds from the sale, net of fees and expenses, were used to repay the full $300 million outstanding under the Term Loan. We incurred a loss of approximately $2.3 million associated with the early extinguishment of the Term Loan relating to the write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statements of Operations for the year ended December 31, 2021.
Senior Unsecured Notes
On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”). The 2024 Notes were sold at face value. Interest payments are due on June 15 and December 15 of each year with the initial interest payment due December 15, 2014. The 2024 Notes mature on June 15, 2024. The net proceeds were used to repay borrowings under our senior secured credit facility and for general partnership purposes.
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”). Interest payments are due on May 15 and November 15 of each year with the initial interest payment due November 15, 2015. The 2023 Notes mature on May 15, 2023. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. On December 17, 2020, $308.8 million of these notes were validly tendered and repaid upon the issuance of our $750 million unsecured notes due in 2027 (the “2027 Notes”), as discussed below. We incurred a loss of approximately $8.2 million relating to the tender of our 2023 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2020. On January 19, 2021 we redeemed the remaining $80.9 million of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 senior unsecured notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2021.
On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”). Interest payments are due on February 1 and August 1 of each year with the initial interest payment due February 1, 2016. The 2022 Notes mature on August 1, 2022. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition. On January 16, 2020, $554.8 million of these notes were validly tendered and repaid upon the issuance of our $750 million unsecured notes due in 2028 (the “2028 Notes”), as discussed below. On February 16, 2020, the remaining $222.1 million of the remaining 2022 Notes were redeemed. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in “Other expense, net” in our Consolidated Statements of Operations for the year ended December 31, 2020.
On August 14, 2017, we issued $550 million in aggregate principal amount of 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”). Interest payments are due April 1 and October 1 of each year with the initial interest payment due April 1, 2018. That issuance generated net proceeds of $540.1 million, net of issuance costs incurred. The 2025 Notes mature on October 1, 2025. The net proceeds were used to fund a portion of the purchase price for our acquisition of our Alkali Business.
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. That issuance generated net proceeds of $441.8 million, net of issuance costs incurred. We used $204.8 million of the net proceeds to redeem the portion of the 5.75% senior unsecured notes due February 15, 2021 (the “2021 Notes”) that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our senior secured credit facility.
26

On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% 2028 Notes (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of $736.7 million net of issuance costs incurred. The 2028 Notes mature on February 1, 2028. We used $554.8 million of the net proceeds to redeem the portion of the 6.75% 2022 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% 2027 Notes due on January 15, 2027 (the “2027 Notes”). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. That issuance generated net proceeds of approximately $737 million net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of the 2027 Notes. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our senior secured credit facility.
We have the right to redeem each of our series of notes beginning on specified dates as summarized below, at a premium to the face amount of such notes that varies based on the time remaining to maturity on such notes. Additionally, we may redeem up to 35% of the principal amount of each of our series of notes with the proceeds from an equity offering of our common units during certain periods. A summary of the applicable redemption periods is provided in the table below:

	2024 Notes	2025 Notes	2026 Notes	2027 Notes	2028 Notes
Redemption right beginning on	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	June 15, 2019	October 1, 2020	February 15, 2021	January 15, 2024	February 1, 2023
.
During the year ended December 31, 2020, we repurchased $153.6 million of certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $27.3 million. This is recorded within “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2020.
Guarantees of our 2024, 2025, 2026, 2027 and 2028 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the Partnership (ii) if the Partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except the subsidiaries that hold our Alkali Business and certain other subsidiaries. The non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Genesis Alkali Holdings Company, LLC (“Alkali Holdings”) and Genesis Energy, L.P., to the extent agreed to in the services agreement between Genesis Energy, L.P. and Alkali Holdings dated as of September 23, 2019 (the “Services Agreement”).
Covenants and Compliance
Our senior secured credit facility contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our new credit agreement, we are required to meet three
27

primary financial metrics—a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material transactions. In general, our consolidated leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility). Our consolidated senior secured leverage ratio calculation compares our consolidated senior secured funded debt (including outstanding borrowings on the senior secured credit facility) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility), and our minimum consolidated interest coverage ratio compares our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility) to our Consolidated interest expense (as defined and adjusted in accordance with the senior secured credit facility). Under our new credit agreement, the permitted maximum consolidated leverage ratio is 5.75x through March 31, 2022, and then 5.50x thereafter. The permitted maximum consolidated senior secured leverage ratio is 2.50x, and the minimum consolidated interest coverage ratio is 2.50x for the full term of the agreement.
In addition, our credit agreement and the indentures governing the senior notes contain cross-default provisions. Our credit documents prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, those agreements contain various covenants limiting our ability to, among other things:
•incur indebtedness if certain financial ratios are not maintained;
•grant liens;
•engage in sale-leaseback transactions; and
•sell substantially all of our assets or enter into a merger or consolidation.
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our senior secured credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2021, we were in compliance with the financial covenants contained in our senior secured credit facility and indentures.
11. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2021, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At December 31, 2021, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
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
•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our senior secured credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
28

We paid the following cash distributions to common unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019	$0.5500	$67,419
2nd Quarter	August 14, 2019	$0.5500	$67,419
3rd Quarter	November 14, 2019	$0.5500	$67,419
4th Quarter	February 14, 2020	$0.5500	$67,419
2020
1st Quarter	May 15, 2020	$0.1500	$18,387
2nd Quarter	August 14, 2020	$0.1500	$18,387
3rd Quarter	November 13, 2020	$0.1500	$18,387
4th Quarter	February 12, 2021	$0.1500	$18,387
2021
1st Quarter	May 14, 2021	$0.1500	$18,387
2nd Quarter	August 13, 2021	$0.1500	$18,387
3rd Quarter	November 12, 2021	$0.1500	$18,387
4th Quarter	February 14, 2022	$0.1500	$18,387

Equity Issuances and Contributions
Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs. We did not issue any common units during the periods presented.
Class A Convertible Preferred Units
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units (our “Class A Convertible Preferred Units”) in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our Class A Convertible Preferred Units. Our Class A Convertible Preferred Units rank senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units.
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
29

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
The Rate Reset Election of these Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheets. See further information in Note 18. The Class A Convertible Preferred Units themselves are classified as mezzanine capital on our Consolidated Balance Sheets.
30

Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event which is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheets. The Class A Convertible Preferred Units have been recorded at their issuance date fair value, net of issuance costs. Because our Class A Convertible Preferred Units are not currently redeemable and we do not have plans or expect any events which constitute a change of control in our partnership agreement, we present our Class A Convertible Preferred Units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our Class A Convertible Preferred Units.
    Preferred unit distributions are recognized on the date in which they are declared. paid-in-kind distributions were declared and issued as follows:

Distribution Declared	Date Issued	Number of Units	Total Amount
2019
January 2019	February 14, 2019	534,576	$18,021
April 2019	May 15, 2019	364,180	$12,277
We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2019
1st Quarter	May 15, 2019	$0.2458	$6,138
2nd Quarter	August 14, 2019	$0.7374	$18,684
3rd Quarter	November 14, 2019	$0.7374	$18,684
4th Quarter	February 14, 2020	$0.7374	$18,684
2020
1st Quarter	May 15, 2020	$0.7374	$18,684
2nd Quarter	August 14, 2020	$0.7374	$18,684
3rd Quarter	November 13, 2020	$0.7374	$18,684
4th Quarter	February 12, 2021	$0.7374	$18,684
2021
1st Quarter	May 14, 2021	$0.7374	$18,684
2nd Quarter	August 13, 2021	$0.7374	$18,684
3rd Quarter	November 12, 2021	$0.7374	$18,684
4th Quarter	February 14, 2022	$0.7374	$18,684
There were 25,336,778 Class A Convertible Preferred Units outstanding as of December 31, 2021. All quarterly distributions subsequent to the first quarter of 2019 have been paid in cash and as such there have been no changes to the number of Class A Convertible Preferred Units outstanding since May 15, 2019.
Net income (loss) attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $74.7 million, $74.7 million, and $74.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, as a result of distributions that accumulated during the period.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing, and selling business, including its Granger facility near Green River, Wyoming, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively, “BXC”) purchased $55,000,000 of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350,000,000 of preferred units (or 350,000 preferred
31

units) in Alkali Holdings. Alkali Holdings will use the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351,750,000 preferred units (or 351,750 preferred units) in Alkali Holdings. As of December 31, 2021, there are 246,394 Alkali Holdings preferred units outstanding.
BXC has the right to a quarterly distribution equal to 10% per annum on the liquidation preference of each preferred unit. The liquidation preference is defined as one thousand dollars per preferred unit, plus any accrued and unpaid distributions (including as a result of any distributions paid-in-kind). Distributions are payable quarterly within 45 days after the end of the fiscal quarter. Distributions may be paid in-kind in lieu of cash distributions during the first 48 months following the September 23, 2019 initial closing date. Subsequent to the PIK period, all distributions must be paid in cash. In addition to the quarterly distributions paid to BXC, Alkali Holdings will distribute all of its distributable cash to the Partnership each quarter, which is equal to all cash and cash equivalents in the operating accounts of Alkali Holdings less cash reserves and a minimum $5 million cash balance to be maintained for working capital needs.
From time to time after we have drawn at least 251,750,000, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date (“Base Preferred Return”). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least 251,750,000, and BXC is not a “defaulting member” under the LLC Agreement, the Sponsor has the right to a make-whole amount on the number of undrawn preferred units.
BXC is obligated to purchase a minimum of 251,750,000 of preferred units unless certain customary closing conditions are not satisfied, including the existence of a triggering event or a material uncured breach of the Securities Purchase Agreement by Alkali Holdings. A triggering event would occur if Alkali Holdings fails to pay cash distributions subsequent to the paid-in-kind period, fails to redeem preferred units when required to by a change of control event, or if any preferred units remain outstanding on the six and a half year anniversary date, amongst other events. The preferred units must be redeemed, in whole or in part, following certain change of control events, fundamental changes, or the liquidation, winding up, or dissolution of Alkali Holdings and, as applicable, the Partnership. If such an event were to occur, the preferred units would rank senior to Alkali Holdings common units and any class or series of equity of Alkali Holdings established after the issuance of the preferred units.
At any time following the six and a half year anniversary of the Securities Purchase Agreement, or following the occurrence of certain triggering events, if the preferred units issued and outstanding have not been redeemed in full for cash, BXC has the right to gain control of the board of Alkali Holdings and effectuate a monetization event using its reasonable good faith efforts to maximize the consideration received to the holders of our common units, including the sale of Alkali Holdings (including all of its equity or assets and all of its equity in its subsidiaries), the proceeds of which would first be used to redeem the preferred units at the Base Preferred Return prior to any distribution to us.
Pursuant to the LLC Agreement, the Board of Managers (the “Board”) for Alkali Holdings will consist of 5 managers, including 3 designated by the Partnership, 1 designated by BXC, and 1 independent manager. The independent manager is entitled to only attend Board meetings if the Board is required to vote on matters related to a bankruptcy of Alkali Holdings, and is permitted to only vote on such matters.
See Item 7 for additional information regarding our non-Guarantor subsidiaries.
Accounting for Redeemable Noncontrolling Interests
    Classification
The preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Consolidated Balance Sheets due to the redemption features for a change of control.
Initial and Subsequent Measurement
We recorded the preferred units at their issuance date fair value, net of issuance costs. The fair value as of December 31, 2021 represents the carrying amount based on the issued and outstanding preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2021 includes $25.4 million of adjustments, of which $21.3 million was allocated to the distribution paid in-kind on the outstanding preferred units and $4.1 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2020 includes
32

$16.1 million of adjustments, of which $13.8 million was allocated to the distribution paid in-kind on the outstanding preferred units and $2.3 million was attributable to redemption accretion value adjustments. Net Income Attributable to Genesis Energy, L.P. for the year ended December 31, 2019 includes approximately $2.3 million of adjustments, of which $1.8 million was allocated to the distribution paid in-kind on the outstanding preferred units and $0.5 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the periods ended December 31, 2021, December 31, 2020 and December 31, 2019 in-kind to our Alkali Holdings preferred unitholders. The unitholders liquidation preference is increased by new issuances and PIK distributions and is reduced by tax distributions paid to the unitholders, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units. As of December 31, 2021, there are 246,394 Alkali Holdings preferred units outstanding.
As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the preferred units.
If the preferred units were redeemed on the reporting date of December 31, 2021, the redemption amount would be equal to $289.9 million, which would be the multiple of invested capital metric applied to the preferred units outstanding plus the make-whole amount on the undrawn minimum preferred units.
The following table shows the change in our redeemable noncontrolling interests from initial measurement at September 23, 2019 to December 31, 2021:

Issuance of Preferred Units	$55,000
Issuance costs	(5,600)
Balance as of September 23, 2019	$49,400
Issuance of preferred units, net of issuance costs	73,500
Distribution paid-in-kind	1,750
Redemption accretion	483
Balance as of December 31, 2019	$125,133
Issuance of preferred units, net of issuance costs(1)	9,311
Distribution paid-in-kind	13,811
Redemption accretion	2,302
Tax distributions	(9,363)
Balance as of December 31, 2020	$141,194
Issuance of preferred units, net of issuance costs(1)	103,042
Distribution paid-in-kind	21,291
Redemption accretion	4,107
Tax distributions	(10,066)
Balance as of December 31, 2021	$259,568
(1)We issued 10,145 and 9,499 Alkali Holdings preferred units to BXC to satisfy the company's obligation to pay tax distributions during 2021 and 2020, respectively.
Noncontrolling Interests
On November 17, 2021, we, through a subsidiary, sold 36% of the membership interests in CHOPS for proceeds of approximately $418 million. We retained 64% of the membership interests in CHOPS and remain the operator of the CHOPS pipeline and associated assets. We also own an 80% membership interest in Independence Hub, LLC, which owns an offshore hub platform. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted
33

net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2021, 2020, and 2019, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) and weighted average units used in computing basic and diluted Net income (loss) per common unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Genesis Energy L.P.	$(165,067)	$(416,678)	$95,999
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(74,736)	(74,736)	(74,467)
Net income (loss) available to common unitholders	$(239,803)	$(491,414)	$21,532

Weighted average outstanding units	122,579	122,579	122,579

Basic and diluted net income (loss) per common unit	$(1.96)	$(4.01)	$0.18

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
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash charges, such as depreciation, depletion, and amortization), segment general and administrative expenses, net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under direct financing leases or from our unrestricted subsidiaries under our credit agreement.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
34

Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2021
Segment Margin(1)	$317,560	$166,773	$98,824	$34,572	$617,729
Capital expenditures(2)	$50,546	$227,118	$4,609	$34,456	$316,729
Revenues:
External customers	$278,459	$973,354	$685,652	$188,011	$2,125,476
Intersegment(3)	—	(8,722)	5,906	2,816	$—
Total revenues of reportable segments	$278,459	$964,632	$691,558	$190,827	$2,125,476
Year Ended December 31, 2020
Segment Margin(1)	$270,078	$130,083	$147,254	$60,058	$607,473
Capital expenditures(2)	$13,323	$95,511	$4,133	$31,357	$144,324
Revenues:
External customers	$237,123	$886,078	$500,420	$201,034	$1,824,655
Intersegment(3)	23	(8,309)	(938)	9,224	$—
Total revenues of reportable segments	$237,146	$877,769	$499,482	$210,258	$1,824,655
Year Ended December 31, 2019
Segment Margin(1)	$320,023	$223,908	$111,412	$57,919	$713,262
Capital expenditures(2)	$17,809	$107,837	$6,576	$40,820	$173,042
Revenues:
External customers	$318,116	$1,113,623	$824,148	$224,933	$2,480,820
Intersegment(3)	—	(7,636)	(3,076)	10,712	$—
Total revenues of reportable segments	$318,116	$1,105,987	$821,072	$235,645	$2,480,820
Total assets by reportable segment were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Offshore pipeline transportation	$2,103,140	$2,187,083	$2,306,946
Sodium minerals and sulfur services	2,132,588	1,962,146	2,019,905
Onshore facilities and transportation	923,064	1,035,662	1,457,190
Marine transportation	703,030	711,058	772,383
Other assets	43,979	37,670	41,217
Total consolidated assets	$5,905,801	$5,933,619	$6,597,641
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin to for each year is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
35

Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Genesis Energy, L.P.	$(165,067)	$(416,678)	$95,999
Corporate general and administrative expenses	61,287	51,457	52,755
Depreciation, depletion, amortization and accretion	315,896	302,602	308,115
Interest expense	233,724	209,779	219,440
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	26,207	17,042	20,847
Non-cash items not included in Segment Margin(2)	30,907	5,847	14,642
Distributions from unrestricted subsidiaries not included in income(3)	70,000	70,490	8,421
Cancellation of debt income (Note 10)	—	(27,302)	—
Loss on extinguishment of debt (Note 10)	1,627	31,730	—
Differences in timing of cash receipts for certain contractual arrangements(4)	15,482	40,848	(8,478)
Loss on sales of assets (Note 7)	—	22,045	—
Non-cash provision for leased items no longer in use	598	1,347	(1,367)
Income tax expense	1,670	1,327	655
Redeemable noncontrolling interest redemption value adjustments(5)	25,398	16,113	2,233
Impairment expense (Note 7)	—	280,826	—
Total Segment Margin	$617,729	$607,473	$713,262
(1)Includes distributions attributable to the period and received during or promptly following such period.
(2)Includes an unrealized loss of $30.8 million, $0.9 million and $9.0 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units in 2021, 2020 and 2019, respectively.
(3)2021 includes $70.0 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. 2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our senior secured credit agreement. 2019 includes cash payments received from our NEJD pipeline of $8.4 million not included in income.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5)Includes distributions paid-in-kind attributable to the period and accretion on the redemption feature.
14. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC(1)	13,846	12,902	12,669
Revenues from product sales to ANSAC	280,935	236,408	367,133

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC(1)	965	960	975
Charges for services from ANSAC	1,213	2,460	4,446
(1)    We own a 64% interest in Poseidon Oil Pipeline Company, LLC.
Our CEO, Mr. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft under long-
36

term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2021, 2020 and 2019 reflect $9.4 million, $9.2 million and $8.9 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2021, and 2020, Poseidon Oil Pipeline Company, LLC owed us $2.4 million and $2.6 million, respectively, for services rendered.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (“ANSAC”), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated the Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport.
ANSAC is considered a variable interest entity (VIE) as we do experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of December 31, 2021, such amount is not material to us.
Net sales to ANSAC were $280.9 million, $236.4 million and $367.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The costs charged to us by ANSAC, included in operating costs, were $1.2 million, $2.5 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, our receivables from and payables to ANSAC were:

	December 31,
	2021	2020
Receivables:
ANSAC	$64,799	$43,400
Payables:
ANSAC	$116	$470

37

15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2021	2020	2019
(Increase) decrease in:
Accounts receivable	$(75,165)	$88,116	$(80,126)
Inventories	20,370	(34,740)	7,659
Deferred charges	27,390	24,590	4,093
Other current assets	(1,190)	1,188	(4,874)
Increase (decrease) in:
Accounts payable	44,119	(9,742)	81,915
Accrued liabilities	14,520	(30,785)	(79,765)
Net changes in components of operating assets and liabilities	$30,044	$38,627	$(71,098)
    Payments of interest and commitment fees were $202.0 million, $200.6 million and $212.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. We capitalized interest of $4.4 million, $1.9 million and $3.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
During the years ended December 31, 2021, 2020 and 2019, we paid taxes of $0.7 million, $0.8 million and $0.8 million, respectively.
At December 31, 2021, 2020 and 2019, we had incurred liabilities for fixed and intangible asset additions totaling $51.7 million, $29.1 million and $22.6 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our Granger Optimization Project (Note11).
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
During 2021, we granted 71,340 phantom units with tandem DERs at a weighted average grant fair value of $8.83 per unit. During 2020, we granted 107,572 phantom units with tandem DERs at a weighted average grant date fair value of $5.86 per unit. During 2019, we granted 29,606 phantom units with tandem DERs at a weighted average grant date fair value of $21.28 per unit. The phantom units granted for 2019, 2020, and 2021 were made only to directors. Awards to management and other key employees during 2019 and 2021 were made under the 2018 LTIP plan, and were not equity-based awards.
38

A summary of our phantom unit activity for our service-based awards to our directors is set forth below:

	Service-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2020	165,662	$11.19	$1,853
Granted	71,340	$8.83	630
Settled	(28,484)	$9.05	(258)
Unvested at December 31, 2021	208,518	$10.67	$2,225
We recorded compensation expense of $1.4 million, a credit to compensation expense of $1.0 million and compensation expense of $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our liability for these awards totaled $2.2 million and $1.1 million at December 31, 2021 and 2020, respectively, and is included within “Accrued liabilities” on the Consolidated Balance Sheets.
Equity-Based Compensation Plan Expense
Equity-based compensation expense (credit) during the three years ended December 31, 2021 was as follows:

	Expense (Credit) Related to Equity-Based Compensation Plans
Consolidated Statements of Operations	2021	2020	2019
Onshore facilities and transportation operating costs	$—	$(209)	$250
Marine transportation operating costs	—	(51)	173
Sodium minerals and sulfur services operating costs	—	(115)	140
Offshore pipeline operating costs	—	(277)	269
General and administrative expenses	1,416	(333)	1,087
Total	$1,416	$(985)	$1,919

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
In 2021, 2020 and 2019 our largest customer was ANSAC, which accounted for 13%, 13% and 15% of total consolidated revenues, respectively. As discussed in Note 14, we are a member of ANSAC, an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.

18. Derivatives
39

Commodity Derivatives
We have exposure to commodity price changes related to our inventory and purchase commitments. We utilize derivative instruments (primarily futures and options contracts traded on the NYMEX) to hedge our exposure to commodity prices, primarily of crude oil, fuel oil, natural gas and petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. Most of the petroleum products, including fuel oil that we supply, cannot be hedged with a high degree of effectiveness with derivative contracts available on the NYMEX; therefore, we do not designate derivative contracts utilized to limit our price risk related to petroleum products as hedges for accounting purposes. Typically we utilize crude oil and other petroleum products futures and option contracts to limit our exposure to the effect of fluctuations in petroleum products prices on the future sale of our inventory or commitments to purchase petroleum products, and we recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore facilities and transportation costs - product costs” in the Consolidated Statements of Operations.
In accordance with NYMEX requirements, we fund the margin associated with our loss positions on commodity derivative contracts traded on the NYMEX. The amount of the margin is adjusted daily based on the fair value of the commodity derivative contracts. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. We offset fair value amounts recorded for our NYMEX derivative contracts against margin funding as required by the NYMEX in “Current Assets - Other” in our Consolidated Balance Sheets.
Additionally, we utilize swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts, future purchase contracts and option contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of natural gas derivative contracts as increases or decreases within “Sodium minerals and sulfur services operating costs” in the Consolidated Statements of Operations.
40

At December 31, 2021, we had the following outstanding commodity derivative commodity contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	37	—
Weighted average contract price per Bbl	$71.14	—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	162	61
Weighted average contract price per Bbl	$72.54	$75.52
Natural gas swaps:
Contract volumes (10,000 MMBtu)	456	—
Weighted average price differential per MMBtu	$0.02	—
Natural gas futures:
Contract volumes (10,000 MMBtu)	94	519
Weighted average contract price per MMBtu	$3.99	$4.01
Petroleum products (#6 fuel oil) futures:
Contract volumes (1,000 Bbls)	15	—
Weighted average contract price per Bbl	$64.40	$—
Natural gas options
Contract volumes (10,000 MMBtu)	35	15
Weighted average premium received/paid	$0.21	$0.06
Crude oil options:
Contract volumes (1,000 Bbls)	11	3
Weighted average premium received/paid	$2.50	$1.76
41

Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in “Current Assets - Other” (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories	Excess, if any, over effective portion of hedge is recorded in “Onshore facilities and transportation costs - product costs”

Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil, fuel oil, petroleum products and natural gas futures, forward contracts, swaps and put and call options	Volatility in crude oil, natural gas and petroleum products prices - effect on market value of inventory, fixed price purchase commitments or forecasted purchases	Derivative is recorded in “Current Assets - Other” (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in “Onshore facilities and transportation costs - product costs” and “Sodium minerals and sulfur services operating costs”
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Class A Convertible Preferred Units	Derivative is recorded in “Other long-term liabilities”	Entire amount of change in fair value of derivative is recorded in “Other expense, net”
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

42

The following tables reflect the estimated fair value position of our derivatives at December 31, 2021 and 2020:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2021	December 31, 2020
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	1,867	616
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$310	$732
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(310)	(732)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$49	$1,022
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(49)	(1,022)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election(2)	Other Long-Term Liabilities(2)	$(83,210)	$(52,372)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(608)	—
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(2,380)	$(2,114)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	2,380	2,114
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(209)	$(3,345)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	209	3,073
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$(272)

(1)These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under “Current Assets - Other.”
(2)Refer to Note 11 and Note 19 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with our cash margin balance.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2021, we had a net broker receivable of approximately $2.9 million (consisting of initial margin of $2.1 million increased by $0.8 million of variation margin).  As of December 31, 2020, we had a net broker receivable of approximately $3.4 million (consisting of initial margin of $3.3 million increased by $0.1 million of variation margin).  At
43

December 31, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of the Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other expense, net” in our Consolidated Statements of Operations. At December 31, 2021, the fair value of this embedded derivative was a liability of $83.2 million. See Note 11 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Location	2021	2020	2019
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(7,634)	$(14,454)	$(786)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	(8,891)	(5,475)	(7,790)
Total commodity derivatives		$(16,525)	$(19,929)	$(8,576)

Natural gas swaps	Sodium minerals and sulfur services operating costs	1,174	$1,186	$1,941

Preferred Distribution Rate Reset Election	Other expense, net	$(30,838)	$(857)	$(9,026)
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
44

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$359	$1,867	$—	$1,754	$616	$—
Liabilities	$(2,589)	$(608)	$—	$(5,459)	$—	$—
Preferred Distribution Rate Reset Election	$—	$—	$(83,210)	$—	$—	$(52,372)
Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2019	$(51,515)
Net loss for the period including earnings	(857)
Balance as of December 31, 2020	(52,372)
Net loss for the period included in earnings	(30,838)
Balance as of December 31, 2021	$(83,210)
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2021.
The fair value of embedded derivative feature is based on a valuation model that estimates the fair value of the convertible preferred units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for changes associated with the industry's credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at December 31, 2021. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to a decrease in our discount yield compared to December 31, 2020 as a result of significant fluctuations in the energy industry credit markets and volatility in our common unit price during the period, as well as the passage of time as we draw nearer to our coupon rate reset date in 2022, we recorded an unrealized loss of $30.8 million for the year ended December 31, 2021. We report unrealized gains and losses associated with this embedded derivative in our Consolidated Statements of Operations as “Other expense, net.”
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
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2021 our senior unsecured notes had a carrying value of $3.0 billion and fair value of $3.0 billion, compared to a carrying value of $2.8 billion and fair value of $2.7 billion at December 31, 2020. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
45

20. Employee Benefit Plans
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We account for the Alkali Business pension plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheets. Under the Alkali Business pension plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant's years of service.
The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Change in benefit obligation:
Benefit Obligation, beginning of year	$52,510	$42,291
Service Cost	6,020	5,493
Interest Cost	1,576	1,469
Actuarial Loss (Gain)	(3,051)	4,005
Benefits Paid	(1,121)	(748)
Benefit Obligation, end of year	55,934	52,510

Change in plan assets:
Fair Value of Plan Assets, beginning of year	32,043	24,051
Actual Return on Plan Assets	2,051	4,123
Employer Contributions	2,315	4,617
Benefits Paid	(1,121)	(748)
Fair Value of Plan assets, end of year	35,288	32,043
Funded Status at end of period	$(20,646)	$(20,467)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(20,646)	(20,467)
Net Liability at end of year	$(20,646)	$(20,467)

Amounts recognized in accumulated other comprehensive loss:
Prior Service Cost	5,189	5,676
Net actuarial loss	418	3,689
Amounts recognized in accumulated other comprehensive loss:	$5,607	$9,365

46

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2022 Contributions by Employer	$2,436
Future Expected Benefit Payments
2022	$1,265
2023	1,450
2024	1,620
2025	1,796
2026	1,983
2027-2031	12,319

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2021	2020	2019
Service Cost	$6,020	$5,493	$4,351
Interest Cost	1,576	1,469	1,340
Expected Return on Assets	(1,831)	(1,539)	(1,252)
Amortization of Prior Service Cost	487	487	406
Total Net Periodic Benefit Costs	$6,252	$5,910	$4,845

Significant Assumptions - Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.
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

Weighted average assumptions used to determine benefit obligation:	December 31, 2021	December 31, 2020
Discount Rate	3.27%	3.06%
Expected Long-term Rate of Return	5.35%	5.47%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 3.06%.
Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan, which was last amended in November 2020. The target allocation is designed based on the strategic objectives, spending policy and risk tolerance of the plan. Pension plan asset allocations at December 31, 2021 by asset category are as follows:
47

December 31, 2021
	Target %	Minimum	Maximum
Equity securities	67%	58%	76%
Fixed Income	20%	11%	29%
Alternative Investments	11%	2%	20%
Cash and Equivalents	2%	—%	7%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2021				2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,989	$—	$—	$2,989	$32,043	$—	$—	$32,043
Equity securities	25,309	—	—	25,309	—	—	—	—
Fixed income and other securities	6,990	—	—	6,990	—	—	—	—
	$35,288	$—	$—	$35,288	$32,043	$—	$—	$32,043

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
48

Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	690	650	591
Total current income tax expense	$690	$650	$591
Deferred:
Federal	$1,097	$78	$930
State	(117)	599	(866)
Total deferred income tax expense	$980	$677	$64
Total income tax expense	$1,670	$1,327	$655

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$16,174	$14,918
Other	1,277	985
Total long-term deferred tax asset	17,451	15,903
Valuation allowances	(2,760)	(2,366)
Total deferred tax assets	$14,691	$13,537
Deferred tax liabilities:
Long-term:
Fixed assets	$(1,803)	$(1,882)
Intangible assets	(25,772)	(23,251)
Other	(1,413)	(1,721)
Total long-term liability	(28,988)	(26,854)
Total deferred tax liabilities	$(28,988)	$(26,854)
Total net deferred tax liability	$(14,297)	$(13,317)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
49

The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income (loss) from operations before income taxes	$(136,362)	$(398,987)	$100,721
Partnership income not subject to federal income tax	140,092	398,729	(99,832)
Income (loss) subject to federal income taxes	$3,730	$(258)	$889
Tax expense (benefit) at federal statutory rate	$783	$(54)	$187
State income taxes, net of federal tax	574	1,213	729
Return to provision, federal and state	(227)	(383)	(219)
Other	112	117	(42)
Valuation allowance	428	434	—
Income tax expense	$1,670	$1,327	$655
Effective tax rate on income (loss) from operations before income taxes	(1.2)%	(0.3)%	0.7%

At December 31, 2021, 2020 and 2019, we had no uncertain tax positions.
50