Form 10-Q
period 2022-03-31
GENESIS ENERGY LP
filed 2022-05-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 2, 2022.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,547	$19,987
Restricted cash	5,005	5,005
Accounts receivable - trade, net	531,791	400,334
Inventories	84,094	77,958
Other	39,162	39,200
Total current assets	669,599	542,484
FIXED ASSETS, at cost	5,519,055	5,464,040
Less: Accumulated depreciation	(1,607,285)	(1,551,855)
Net fixed assets	3,911,770	3,912,185
MINERAL LEASEHOLDS, net of accumulated depletion	547,985	549,005
EQUITY INVESTEES	290,005	294,050
INTANGIBLE ASSETS, net of amortization	126,783	127,063
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	136,386	140,796
OTHER ASSETS, net of amortization	34,712	38,259
TOTAL ASSETS	$6,019,199	$5,905,801
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$365,935	$264,316
Accrued liabilities	231,270	232,623
Total current liabilities	597,205	496,939
SENIOR SECURED CREDIT FACILITY	94,800	49,000
SENIOR UNSECURED NOTES, net of debt issuance costs	2,932,003	2,930,505
DEFERRED TAX LIABILITIES	14,476	14,297
OTHER LONG-TERM LIABILITIES	437,609	434,925
Total liabilities	4,076,093	3,925,666

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at March 31, 2022 and December 31, 2021	790,115	790,115
Redeemable noncontrolling interests, 250,114 and 246,394 preferred units issued and outstanding at March 31, 2022 and December 31, 2021, respectively	267,242	259,568

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at March 31, 2022 and December 31, 2021	597,783	641,313
Accumulated other comprehensive loss	(5,485)	(5,607)
Noncontrolling interests	293,451	294,746
Total partners’ capital	885,749	930,452
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,019,199	$5,905,801
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Offshore pipeline transportation	$68,068	$64,384
Sodium minerals and sulfur services	285,674	227,287
Marine transportation	55,774	40,331
Onshore facilities and transportation	222,431	189,217
Total revenues	631,947	521,219
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	199,602	160,751
Onshore facilities and transportation operating costs	15,677	16,262
Marine transportation operating costs	43,728	33,086
Sodium minerals and sulfur services operating costs	213,625	184,431
Offshore pipeline transportation operating costs	23,016	20,716
General and administrative	15,122	11,666
Depreciation, depletion and amortization	69,506	66,286
Total costs and expenses	580,276	493,198
OPERATING INCOME	51,671	28,021
Equity in earnings of equity investees	12,444	20,660
Interest expense	(55,104)	(57,829)
Other expense	(4,258)	(20,065)
Income (loss) from operations before income taxes	4,753	(29,213)
Income tax expense	(304)	(222)
NET INCOME (LOSS)	4,449	(29,435)
Net loss (income) attributable to noncontrolling interests	(1,876)	2
Net income attributable to redeemable noncontrolling interests	(7,823)	(4,791)
NET LOSS ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(5,250)	$(34,224)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(23,934)	$(52,908)
NET LOSS PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.20)	$(0.43)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$4,449	$(29,435)
Other comprehensive income:
Decrease in benefit plan liability	122	122
Total Comprehensive income (loss)	4,571	(29,313)
Comprehensive loss (income) attributable to noncontrolling interests	(1,876)	2
Comprehensive income attributable to redeemable noncontrolling interests	(7,823)	(4,791)
Comprehensive loss attributable to Genesis Energy, L.P.	$(5,128)	$(34,102)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income (loss)	—	(5,250)	1,876	—	(3,374)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(5,202)	—	(5,202)
Cash contributions from noncontrolling interests	—	—	822	—	822
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, March 31, 2022	122,579	$597,783	$293,451	$(5,485)	$885,749
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net loss	—	(34,224)	(2)	—	(34,226)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	236	—	236
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, March 31, 2021	122,579	$758,031	$(879)	$(9,243)	$747,909

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,449	$(29,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	69,506	66,286
Amortization and write-off of debt issuance costs and premium	2,034	3,210
Payments received under previously owned direct financing leases	—	17,500
Equity in earnings of investments in equity investees	(12,444)	(20,660)
Cash distributions of earnings of equity investees	12,846	19,929
Non-cash effect of long-term incentive compensation plans	3,061	1,560
Deferred and other tax liabilities	179	72
Unrealized losses (gains) on derivative transactions	(1,903)	17,599
Other, net	5,686	6,160
Net changes in components of operating assets and liabilities (Note 14)	(29,169)	(5,062)
Net cash provided by operating activities	54,245	77,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(80,199)	(39,388)
Cash distributions received from equity investees - return of investment	6,008	9,314
Investments in equity investees	(1,323)	—
Proceeds from asset sales	—	23
Net cash used in investing activities	(75,514)	(30,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	181,700	212,000
Repayments on senior secured credit facility	(135,900)	(156,700)
Net proceeds from issuance of preferred units (Note 10)	—	17,738
Repayment of senior unsecured notes (Note 9)	—	(80,859)
Debt issuance costs	—	(1,916)
Contributions from noncontrolling interests	822	236
Distributions to noncontrolling interests	(5,202)	—
Distributions to common unitholders	(18,387)	(18,387)
Distributions to preferred unitholders	(18,684)	(18,684)
Other, net	6,480	6,233
Net cash provided by (used in) financing activities	10,829	(40,339)
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,440)	6,769
Cash and cash equivalents and restricted cash at beginning of period	24,992	27,018
Cash and cash equivalents and restricted cash at end of period	$14,552	$33,787
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf Coast region of the United States, Wyoming and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We currently manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes processing of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services involving trona and trona-based exploring, mining, processing, marketing and selling activities, as well as soda ash production and processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
•Onshore facilities and transportation, which include terminaling, blending, storing, marketing and transporting crude oil and petroleum products; and
•Marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries, including our general partner, Genesis Energy, LLC.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”).
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
Recent and Proposed Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. The discontinuation of LIBOR is expected to occur in 2023. We are evaluating the provisions of ASU 2020-04 and have not yet determined the impact on our Consolidated Financial Statements and disclosures related to our senior secured credit facility due to the uncertain timing of the transition to another interest rate benchmark.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$68,068	$—	$55,774	$13,631	$137,473
Product Sales	—	258,775	—	208,800	467,575
Refinery Services	—	26,899	—	—	26,899
	$68,068	$285,674	$55,774	$222,431	$631,947

	Three Months Ended March 31, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$64,384	$—	$40,331	$24,394	$129,109
Product Sales	—	204,778	—	164,823	369,601
Refinery Services	—	22,509	—	—	22,509
	$64,384	$227,287	$40,331	$189,217	$521,219
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2021 and March 31, 2022:

	Contract Assets	Contract Liabilities
	Current Assets- Other	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2021	$13,563	$2,619	$19,028
Balance at March 31, 2022	4,687	2,415	18,498
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2022. We are exempt from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2022	$55,635	$5,400
2023	65,645	7,200
2024	59,034	1,800
2025	62,699	—
2026	44,691	—
Thereafter	57,612	—
Total	$345,316	$14,400

4. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (under 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use assets and associated lease liabilities. Leases with a term of less than 12 months are not recorded on our Unaudited Condensed Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Our lease liability includes our cease-use provision for railcars no longer in use. Our short-term and long-term lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities,” respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
We have the following contracts in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the three months ended March 31, 2022 and 2021, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, which is included in our marine transportation segment. Our lease revenues for this arrangement (inclusive of fixed and variable consideration) were $4.1 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Inventories
The major components of inventories were as follows:

	March 31, 2022	December 31, 2021
Petroleum products	$795	$998
Crude oil	8,962	11,834
Caustic soda	6,654	5,690
NaHS	18,308	17,040
Raw materials - Alkali operations	7,760	7,599
Work-in-process - Alkali operations	10,058	7,496
Finished goods, net - Alkali operations	17,669	13,681
Materials and supplies, net - Alkali operations	13,888	13,620
Total	$84,094	$77,958

Inventories are valued at the lower of cost or net realizable value. There was no adjustment to the net realizable value of inventories during the period ended March 31, 2022. As of December 31, 2021, the net realizable value of inventories were below cost by $2.0 million, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2022	December 31, 2021
Crude oil and natural gas pipelines and related assets	$2,840,622	$2,839,443
Alkali facilities, machinery and equipment	675,940	670,880
Onshore facilities, machinery and equipment	269,107	269,245
Transportation equipment	21,056	21,106
Marine vessels	1,018,919	1,018,284
Land, buildings and improvements	228,450	227,540
Office equipment, furniture and fixtures	26,535	23,965
Construction in progress	400,840	350,137
Other	37,586	43,440
Fixed assets, at cost	5,519,055	5,464,040
Less: Accumulated depreciation	(1,607,285)	(1,551,855)
Net fixed assets	$3,911,770	$3,912,185

Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2022	December 31, 2021
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(18,034)	(17,014)
Mineral leaseholds, net of accumulated depletion	$547,985	$549,005

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$65,750	$62,702
Depletion expense	1,020	912
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2021:

ARO liability balance, December 31, 2021	$220,906
Accretion expense	3,447
Settlements	(1,461)
ARO liability balance, March 31, 2022	$222,892

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2022 and December 31, 2021, $35.3 million and $36.3 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of March 31, 2022 and December 31, 2021 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2022	$9,486
	2023	$10,583
	2024	$9,767
	2025	$10,469
	2026	$8,216
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2022 and December 31, 2021 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2022 and December 31, 2021, the unamortized excess cost amounts totaled $316.3 million and $319.9 million, respectively. We amortize the differences in carrying value as change in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2022	2021
Genesis’ share of operating earnings	$16,010	$24,533
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,873)
Net equity in earnings	$12,444	$20,660
Distributions received(1)	$19,018	$29,516
(1) Includes distributions attributable to the period and received during or promptly following such period.
The following tables present the unaudited balance sheet and income statement information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”) (which we own 64% of and is our most significant equity investment):

	March 31, 2022	December 31, 2021
BALANCE SHEET DATA:
Assets
Current assets	$15,869	$17,827
Fixed assets, net	156,464	160,379
Other assets	11,430	6,186
Total assets	$183,763	$184,392
Liabilities and equity
Current liabilities	$7,436	$7,668
Other liabilities	233,066	231,970
Equity (Deficit)	(56,739)	(55,246)
Total liabilities and equity	$183,763	$184,392

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2022	2021
STATEMENTS OF OPERATIONS DATA:
Revenues	$31,189	$42,413
Operating income	$21,953	$32,161
Net income	$20,907	$31,145

Poseidon’s Revolving Credit Facility
Borrowings under Poseidon’s revolving credit facility, which was amended and restated in March 2019, are primarily used to fund spending on capital projects. The March 2019 credit facility is non-recourse to Poseidon’s owners and secured by substantially all of Poseidon’s assets and has a maturity date of March 2024. The March 2019 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$616	$184	$800	$607	$193
Offshore pipeline contract intangibles	158,101	55,474	102,627	158,101	53,394	104,707
Other	40,240	16,268	23,972	37,933	15,770	22,163
Total	$199,141	$72,358	$126,783	$196,834	$69,771	$127,063

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2022	2021
Amortization of intangible assets	$2,588	$2,600
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2022	$8,988
	2023	$11,733
	2024	$11,368
	2025	$11,143
	2026	$10,843

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2022			December 31, 2021
	Principal	Unamortized Premium and Debt Issuance Costs	Net Value	Principal	Unamortized Premium and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$94,800	$—	$94,800	$49,000	$—	$49,000
5.625% senior unsecured notes due 2024	341,135	1,892	339,243	341,135	2,106	339,029
6.500% senior unsecured notes due 2025	534,834	4,155	530,679	534,834	4,452	530,382
6.250% senior unsecured notes due 2026	359,799	3,215	356,584	359,799	3,410	356,389
8.000% senior unsecured notes due 2027	1,000,000	6,197	993,803	1,000,000	6,592	993,408
7.750% senior unsecured notes due 2028	720,975	9,281	711,694	720,975	9,678	711,297
Total long-term debt	$3,051,543	$24,740	$3,026,803	$3,005,743	$26,238	$2,979,505
(1)    Unamortized debt issuance costs associated with our Revolving Loan, as defined below (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), under our senior secured credit facility were $4.2 million and $4.7 million as of March 31, 2022 and December 31, 2021, respectively.

Senior Secured Credit Facility
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fourth Amended and Restated Credit Agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of a revolving loan facility with a borrowing capacity of $650 million (the “Revolving Loan”) and a term loan facility of $300 million (the “Term Loan”). The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions. We repaid the Term Loan in full on November 17, 2021 with a portion of the proceeds received from our sale of a 36% minority interest in CHOPS (Note 10).
At March 31, 2022, the key terms for rates under our Revolving Loan (which are dependent on our leverage ratio as defined in the new credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or a Eurodollar rate, at our option. The alternate base rate is equal to the sum of (a) the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the LIBOR rate for a one-month maturity on such day plus 1% and (b) the applicable margin. The Eurodollar rate is equal to the sum of (a) the LIBOR rate for the applicable interest period multiplied by the statutory reserve rate and (b) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Eurodollar borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2022, the applicable margins on our borrowings were 2.25% for alternate base rate borrowings and 3.25% for Eurodollar rate borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.75% based on our leverage ratio as computed under the credit facility and can fluctuate quarterly. At March 31, 2022, our letter of credit rate was 3.25%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At March 31, 2022, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million, subject to lender consent and certain other customary conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2022, we had $94.8 million outstanding under our Revolving Loan, with $7.1 million of the borrowed amount designated as a loan under the inventory sublimit. Our new credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $1.5 million was outstanding at March 31, 2022. Due to the revolving nature of loans under our Revolving Loan, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our Revolving Loan at March 31, 2022 was $553.7 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Note Transactions
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”) (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.
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
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except the subsidiaries that hold our Alkali Business and certain other subsidiaries. The non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Genesis Alkali Holdings Company, LLC (“Alkali Holdings”) and Genesis Energy, L.P., to the extent agreed to in the services agreement between Genesis Energy, L.P. and Alkali Holdings, dated as of September 23, 2019 (the “Services Agreement”).
10. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2022, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At March 31, 2022, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Distributions
We paid or will pay the following cash distributions to our common unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.15	$18,387
2nd Quarter	August 13, 2021		$0.15	$18,387
3rd Quarter	November 12, 2021		$0.15	$18,387
4th Quarter	February 14, 2022		$0.15	$18,387
2022
1st Quarter	May 13, 2022	(1)	$0.15	$18,387
(1) This distribution was declared on April 6, 2022 and will be paid to unitholders of record as of April 29, 2022.

Class A Convertible Preferred Units
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
Net Loss Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period and was reduced by $18.7 million for the three months ended March 31, 2022 and 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.7374	$18,684
3rd Quarter	November 12, 2021		$0.7374	$18,684
4th Quarter	February 14, 2022		$0.7374	$18,684
2022
1st Quarter	May 13, 2022	(1)	$0.7374	$18,684
(1) This distribution was declared on April 6, 2022 and will be paid to unitholders of record as of April 29, 2022.

Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively “BXC”) purchased $55.0 million (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350.0 million of Alkali Holdings preferred units, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings has to date utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of expansion of the Granger facility (the “Granger Optimization Project” or “GOP”).
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings. As of March 31, 2022, there are 250,114 Alkali Holdings preferred units outstanding.
From time to time after we have drawn at least $251.8 million, we have the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date (“Base Preferred Return”). Additionally, if all outstanding preferred units are being redeemed, we have not drawn at least $251.8 million, and BXC is not a “defaulting member” under the LLC Agreement, BXC has the right to a make-whole amount on the number of undrawn preferred units.
Accounting for Redeemable Noncontrolling Interests
Classification
The Alkali Holdings preferred units issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.
    Initial and Subsequent Measurement
We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value as of March 31, 2022 represents the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which is the predetermined internal rate of return measure accreted using the effective interest method to the redemption value as of the reporting date. Net Loss Attributable to Genesis Energy, L.P. for the three months ended March 31, 2022 includes $7.8 million of adjustments, of which $6.6 million was allocated to the paid-in-kind (“PIK”) distributions on the outstanding Alkali Holdings preferred units and $1.2 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the three months ended March 31, 2021 includes $4.8 million of adjustments, of which $4.1 million was allocated to the PIK

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
distributions and $0.7 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended March 31, 2022 in-kind to our Alkali Holdings preferred unitholders. The unitholders’ liquidation preference is increased by new issuances and PIK distributions and is reduced by tax distributions paid to the unitholders, which are required to be paid by us to fulfill the income tax liabilities of each holder of Alkali Holdings preferred units.
As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Alkali Holdings preferred units.
If the Alkali Holdings preferred units were redeemed on the reporting date of March 31, 2022, the redemption amount would be equal to $289.8 million, which would be the multiple of invested capital metric applied to the Alkali Holdings preferred units outstanding plus the make-whole amount on the undrawn minimum Alkali Holdings preferred units.
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2021 to March 31, 2022:

Balance as of December 31, 2021	$259,568
Issuance of preferred units, net of issuance costs(1)	3,646
PIK distribution	6,596
Redemption accretion	1,227
Tax distributions(1)	(3,795)
Balance as of March 31, 2022	$267,242
(1)During the period ended March 31, 2022, we issued 3,720 Alkali Holdings preferred units to BXC to satisfy the Company’s obligation to pay tax distributions.
Noncontrolling Interests
On November 17, 2021, we, through a subsidiary, sold 36% of the membership interests in CHOPS for proceeds of approximately $418 million. We retained 64% of the membership interests in CHOPS and remain the operator of the CHOPS pipeline and associated assets. We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
11. Net Loss Per Common Unit
Basic net loss per common unit is computed by dividing Net Loss Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three months ended March 31, 2022 and 2021, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles Net loss attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Genesis Energy, L.P.	$(5,250)	$(34,224)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)
Net loss attributable to common unitholders	$(23,934)	$(52,908)

Weighted average outstanding units	122,579	122,579

Basic and diluted net loss per common unit	$(0.20)	$(0.43)

12. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and the selling of the related by-product, NaHS;
•Onshore facilities and transportation – terminalling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt and other heavy refined products); and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products and crude oil throughout North America.
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion) and segment general and administrative expenses, net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under our previously owned direct financing lease.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended March 31, 2022
Segment Margin(1)	$70,904	$67,375	$7,036	$12,137	$157,452
Capital expenditures(2)	$35,441	$26,326	$737	$10,059	$72,563
Revenues:
External customers	$68,068	$288,008	$220,295	$55,576	$631,947
Intersegment(3)	—	(2,334)	2,136	198	—
Total revenues of reportable segments	$68,068	$285,674	$222,431	$55,774	$631,947
Three Months Ended March 31, 2021
Segment Margin(1)	$84,269	$43,720	$20,999	$7,109	$156,097
Capital expenditures(2)	$11,528	$10,038	$1,099	$11,714	$34,379
Revenues:
External customers	$64,384	$229,306	$188,150	$39,379	$521,219
Intersegment(3)	—	(2,019)	1,067	952	—
Total revenues of reportable segments	$64,384	$227,287	$189,217	$40,331	$521,219
(1)A reconciliation of Net loss attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

Total assets by reportable segment were as follows:

	March 31, 2022	December 31, 2021
Offshore pipeline transportation	$2,101,728	$2,103,140
Sodium minerals and sulfur services	2,149,589	2,132,588
Onshore facilities and transportation	1,014,005	923,064
Marine transportation	698,209	703,030
Other assets	55,668	43,979
Total consolidated assets	$6,019,199	$5,905,801

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of Net loss attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Genesis Energy, L.P.	$(5,250)	$(34,224)
Corporate general and administrative expenses	15,721	11,152
Depreciation, depletion, amortization and accretion	72,948	68,997
Interest expense	55,104	57,829
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,574	8,856
Other non-cash items(2)	(3,571)	18,444
Distribution from unrestricted subsidiaries not included in income(3)	—	17,500
Loss on extinguishment of debt(4)	—	1,627
Differences in timing of cash receipts for certain contractual arrangements(5)	8,230	299
Change in provision for leased items no longer in use	(431)	604
Redeemable noncontrolling interest redemption value adjustments(6)	7,823	4,791
Income tax expense	304	222
Total Segment Margin	$157,452	$156,097
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three months ended March 31, 2022 includes $6.2 million in unrealized gains from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three months ended March 31, 2021 includes an unrealized loss of $18.4 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. Refer to Note 15 and Note 16 for details.
(3)The three months ended March 31, 2021 include $17.5 million in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(4)Refer to Note 9 for details surrounding the extinguishment of our 2023 Notes.
(5)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6)Includes PIK distributions attributable to the period and accretion on the redemption feature.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenues from services and fees to Poseidon(1)	$3,238	$3,786
Revenues from product sales to ANSAC	88,182	67,955
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from Poseidon(1)	255	240
Charges for services from ANSAC	845	178
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
Transactions with Unconsolidated Affiliates

Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2022 and 2021 include $2.4 million and $2.4 million, respectively, of fees we earned through the provision of services under that agreement. At March 31, 2022 and December 31, 2021, Poseidon owed us $1.3 million and $2.4 million, respectively, for services rendered.

ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (“ANSAC”), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport.
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of March 31, 2022, such amount is not material to us.
Net Sales to ANSAC were $88.2 million during the three months ended March 31, 2022 and were $68.0 million during the three months ended March 31, 2021. The costs charged to us by ANSAC, included in sodium minerals and sulfur services operating costs, were $0.8 million during the three months ended March 31, 2022 and were $0.2 million during the three months ended March 31, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
Accounts receivable - trade, net:
ANSAC	$68,758	$64,799
Accounts payable - trade:
ANSAC	$845	$116
14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2022	2021
(Increase) decrease in:
Accounts receivable	$(131,249)	$(99,504)
Inventories	(282)	27,450
Deferred charges	12,805	7,731
Other current assets	(2,677)	(2,294)
Increase (decrease) in:
Accounts payable	107,747	38,994
Accrued liabilities	(15,513)	22,561
Net changes in components of operating assets and liabilities	$(29,169)	$(5,062)
Payments of interest and commitment fees were $69.8 million and $35.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in interest payments during 2022 is primarily related to the timing of interest payments on our senior unsecured notes, specifically our 2027 Notes, as we made an interest payment in January 2022. The first interest payment made on our 2027 Notes was in July 2021. We capitalized interest of $2.0 million and $0.7 million during the three months ended March 31, 2022 and March 31, 2021, respectively.
At March 31, 2022 and March 31, 2021, we had incurred liabilities for fixed and intangible asset additions totaling $45.0 million and $27.1 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our GOP (Note 10) and certain of our offshore growth capital expenditures.
15. Derivatives
Commodity Derivatives
We have exposure to commodity price changes related to our inventory and purchase commitments. We utilize derivative instruments (exchange-traded futures, options and swap contracts) to hedge our exposure to commodity prices, primarily of crude oil, fuel oil, natural gas and petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. Most of the petroleum products, including fuel oil that we supply, cannot be hedged with a high degree of effectiveness with exchange-traded derivative contracts; therefore, we do not designate derivative contracts utilized to limit our price risk related to petroleum products as hedges for accounting purposes. Typically, we utilize crude oil and other petroleum products futures and option contracts to limit our exposure to the effect of fluctuations in petroleum products prices on the future sale of our inventory or commitments to purchase petroleum products, and we recognize any changes in fair value of the derivative contracts as increases or decreases in our cost of sales. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore facilities and transportation costs - product costs” in the Unaudited Condensed Consolidated Statements of Operations.
In accordance with exchange requirements, we fund the margin associated with our exchange-traded commodity derivative contracts. The amount of the margin is adjusted daily based on the fair value of the commodity derivative contracts. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Unaudited Condensed Consolidated Balance Sheets.
Additionally, we utilize swap arrangements. Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts, future purchase contracts and option contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of natural gas derivative contracts as increases or decreases within “Sodium minerals and sulfur services operating costs” in the Unaudited Condensed Consolidated Statements of Operations.
At March 31, 2022, we had the following outstanding commodity derivative commodity contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	62	—
Weighted average contract price per Bbl	$103.28	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	54	51
Weighted average contract price per Bbl	$107.63	$107.92
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	367
Weighted average price differential per MMBtu	$—	$0.03
Natural gas futures:
Contract volumes (10,000 MMBtu)	155	459
Weighted average contract price per MMBtu	$4.91	$4.14
Natural gas options
Contract volumes (10,000 MMBtu)	26	8
Weighted average premium received/paid	$0.16	$0.03
Crude oil options:
Contract volumes (1,000 Bbls)	8	—
Weighted average premium received/paid	$12.47	$—
Financial Statement Impacts
Unrealized gains are subtracted from net income and unrealized losses are added to net income in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the fair value of inventory is also eliminated from net income in determining cash flows from operating activities. Changes in the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
cash margin balance required to maintain our exchange-traded derivative contracts also affect cash flows from operating activities.
The following tables reflect the estimated fair value position of our derivatives at March 31, 2022 and December 31, 2021:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2022	December 31, 2021
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	300	1,867
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$6,856	$310
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(837)	(310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$6,019	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$688	$49
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(504)	(49)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$184	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election(2)	Other long-term liabilities	(87,468)	(52,372)
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	(946)	(608)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(837)	$(2,380)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	837	2,380
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(504)	$(209)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	504	209
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1) These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.
(2)Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with our cash margin balance.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of March 31, 2022, we had a net broker receivable of approximately $3.8 million (consisting of initial margin of $2.0 million increased by $1.8 million variation margin).  As of December 31, 2021, we had a net broker receivable of approximately $2.9 million (consisting of initial margin of $2.1 million increased by $0.8 million of variation margin).  At

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a “Rate Reset Election”) to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in “Other income (expense)” in our Unaudited Condensed Consolidated Statement of Operations. At March 31, 2022, the fair value of this embedded derivative was a liability of $87.5 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2022	2021
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(1,170)	$(5,897)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	6,048	(3,921)
Total commodity derivatives		$4,878	$(9,818)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	$(1,102)	$(67)

Preferred Distribution Rate Reset Election	Other expense	$(4,258)	$(18,438)
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$7,544	$300	$—	$359	$1,867	$—
Liabilities	$(1,341)	$(946)	$—	$(2,589)	$(608)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(87,468)	$—	$—	$(83,210)

Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2021	$(83,210)
Net loss for the period included in earnings	(4,258)
Balance as of March 31, 2022	$(87,468)
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2022.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for relevant changes associated with the industry’s credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at March 31, 2022. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to a decrease in our discount yield compared to the preceding quarter, we recorded an unrealized loss of $4.3 million for the three months ended March 31, 2022. Due to a decrease in our discount yield compared to preceding quarter, we recorded an unrealized loss of $18.4 million for the three months ended March 31, 2021. These effects are all recorded within “Other expense” on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2022 and December 31, 2021 our senior unsecured notes had a carrying value and fair value of approximately $3.0 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18. Subsequent Events
On April 29, 2022, we entered into an agreement to sell our Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40 million, of which $8 million, or 20%, is attributable and paid to our noncontrolling interest holders. We will recognize a gain of approximately $40 million, of which $8 million, or 20%, is attributable to our noncontrolling interest holders, in the second quarter 2022, as the platform asset sold had essentially no book value at the time of the sale.

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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $5.3 million during the three months ended March 31, 2022 (the “2022 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $34.2 million during the three months ended March 31, 2021 (the “2021 Quarter”).
Net Loss Attributable to Genesis Energy, L.P. in the 2022 Quarter was impacted primarily by: (i) an increase in operating income associated with our sodium minerals and sulfur services segment due to higher export pricing and corresponding revenues in our Alkali Business during the 2022 Quarter (see “Results of Operations” below for additional details); and (ii) an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $4.3 million in the 2022 Quarter compared to an unrealized (non-cash) loss of $18.4 million during the 2021 Quarter recorded within “Other expense”. This increase in operating income and decrease in such unrealized (non-cash) loss were primarily offset by: (i) lower equity in earnings of equity investees by $8.2 million due to lower volumes on our Poseidon pipeline in the 2022 Quarter; (ii) higher income attributable to our noncontrolling interests by $4.9 million; and (iii) higher general and administrative costs by $3.5 million during the 2022 Quarter.
Cash flow from operating activities was $54.2 million for the 2022 Quarter compared to $77.2 million for the 2021 Quarter. The decrease in cash flow from operating activities is largely attributable to changes in working capital between the two periods with the primary difference related to higher interest payments during the 2022 Quarter compared to the 2021 Quarter. See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in interest payments in the 2022 Quarter and 2021 Quarter.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $55.7 million for the 2022 Quarter, an increase of $1.1 million, or 2%, from the 2021 Quarter. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $157.5 million for the 2022 Quarter, an increase of $1.4 million, or 1%, from the 2021 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Distribution to Unitholders
On February 14, 2022, we paid a distribution of $0.15 per unit related to the fourth quarter of 2021.
In April 2022, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2022 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 13, 2022 to unitholders of record at the close of business on April 29, 2022.

Covid-19, Ukraine War and Market Update
In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. The Covid-19 pandemic, including the outbreak of several variants, has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions and the timing of closing and re-opening of economies throughout the last two years. Additionally, the Russian invasion of Ukraine beginning in February 2022 and the ongoing war in Ukraine has caused additional volatility in commodity prices. While we have seen continued recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time and the reduction in oil and natural gas supply from the war in Ukraine, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic and the war in Ukraine. This volatility could negatively impact prices for oil, natural gas, petroleum products and industrial products.
We will continue to monitor the market environment and will evaluate whether additional triggering events would indicate possible impairments of long-lived assets, intangible assets and goodwill. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic and the war in Ukraine. In the current volatile economic environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of Covid-19 and the war in Ukraine are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources”.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2022 Quarter increased $110.7 million, or 21%, from the 2021 Quarter and our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations increased $87.1 million, or 18%, between the two periods, with an increase to our operating income of $23.7 million. The increase in our operating income during the 2022 Quarter is primarily driven by higher export pricing in our Alkali Business and corresponding revenues within our sodium minerals and sulfur services segment.
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
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $95.18 per barrel in the 2022 Quarter, as compared to $57.84 per barrel in the 2021 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net loss and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net loss and Available Cash before Reserves as these fluctuations may have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2022 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2021 Quarter due to favorable ANSAC pricing on our export tons. For additional information, see our segment-by-segment analysis below.
In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of over 95% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 80% of the revenues from our marine inland barges during the 2022 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net income or loss, Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Offshore pipeline transportation	$70,904	$84,269
Sodium minerals and sulfur services	67,375	43,720
Onshore facilities and transportation	7,036	20,999
Marine transportation	12,137	7,109
Total Segment Margin	$157,452	$156,097

We define Segment Margin as revenues less product costs, operating expenses and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below), and eliminating any gain or loss on sale of assets. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. See “Non-GAAP Financial Measures” for further discussion surrounding total Segment Margin.

A reconciliation of Net Loss Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended March 31,
	2022	2021
Net Loss Attributable to Genesis Energy, L.P.	$(5,250)	$(34,224)
Corporate general and administrative expenses	15,721	11,152
Depreciation, depletion, amortization and accretion	72,948	68,997
Interest expense	55,104	57,829
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,574	8,856
Other non-cash items(2)	(3,571)	18,444
Distribution from unrestricted subsidiaries not included in income(3)	—	17,500
Change in provision for leased items no longer in use	(431)	604
Differences in timing of cash receipts for certain contractual arrangements(4)	8,230	299
Loss on debt extinguishment(5)	—	1,627
Redeemable noncontrolling interest redemption value adjustments(6)	7,823	4,791
Income tax expense	304	222
Total Segment Margin	$157,452	$156,097
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three months ended March 31, 2022 include unrealized gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three months ended March 31, 2021 include an unrealized loss of $18.4 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The three months ended March 31, 2021 include $17.5 million in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021.Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit facility.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The three months ended March 31, 2021 includes the transaction costs associated with redemption of our 2023 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(6)Includes PIK distributions attributable to the period and accretion on the redemption feature.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$60,868	$62,662
Offshore natural gas pipeline revenue, excluding non-cash revenues	9,069	10,397
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(17,276)	(18,006)
Distributions from equity investments(1)	18,243	29,216
Offshore pipeline transportation Segment Margin	$70,904	$84,269

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	175,881	116,427
Poseidon	240,823	339,409
Odyssey	97,230	138,445
GOPL(2)	4,955	6,776
Total crude oil offshore pipelines	518,889	601,057

Natural gas transportation volumes (MMBtus/day)	223,662	325,669

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS(4)	112,564	116,427
Poseidon	154,127	217,222
Odyssey	28,197	40,149
GOPL(2)	4,955	6,776
Total crude oil offshore pipelines	299,843	380,574

Natural gas transportation volumes (MMBtus/d)	79,338	102,498
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2022 and 2021, respectively.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(4)On November 17, 2021, we divested a 36% minority interest in our CHOPS pipeline. The volumes for the 2022 Quarter represent our 64% net ownership and the volumes presented for the 2021 Quarter represent our 100% ownership during that period.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Offshore pipeline transportation Segment Margin for the 2022 Quarter decreased $13.4 million, or 16%, from the 2021 Quarter primarily due to an increased level of downtime. During the 2022 Quarter, we experienced a significant period of unplanned operational maintenance associated with one of our lateral pipelines that also impacted volumes on our main pipeline downstream of it, which has since been largely remedied, and incremental producer downtime. In addition to this, we also received lower distributions during the 2022 Quarter from our equity investments, specifically Poseidon. Our distribution from Poseidon during the 2021 Quarter, which covered business activities from December 2020 to February 2021, was higher due to an increase in volumes as a result of additional volumes being successfully diverted to the Poseidon pipeline from the CHOPS pipeline, which was out of service from August 26, 2020 to February 4, 2021 due to damage at a junction platform that the system goes up and over. Lastly, the 2022 Quarter was impacted, relative to the 2021 Quarter, by our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.
Looking forward in our Offshore pipeline transportation segment, we expect to see increased volumes on our assets in the Gulf of Mexico as a result of: (i) first oil achieved on April 12 at the King’s Quay floating production system, which processes oil and natural gas production from the Khaleesi, Mormont and Samurai field developments, and is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore; and (ii) first oil expected at the Argos floating production system, which will process production from the Mad Dog 2 development, in the third quarter of 2022. Both developments are expected to ramp up to their anticipated design capacity throughout the remainder of 2022 and into 2023.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended March 31,
	2022	2021
Volumes sold:
NaHS volumes (Dry short tons “DST”)	32,169	28,802
Soda Ash volumes (short tons sold)	744,788	762,820
NaOH (caustic soda) volumes (DST)	20,724	20,262

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$41,628	$30,136
NaOH (caustic soda) revenues	14,011	8,407
Revenues associated with Alkali Business	203,659	167,324
Other revenues	1,881	930
Total external segment revenues, excluding non-cash revenues(1)	$261,179	$206,797

Segment Margin (in thousands)	$67,375	$43,720

Average index price for NaOH per DST(2)	$972	$648
(1) Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2) Source: IHS Chemical.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Sodium minerals and sulfur services Segment Margin for the 2022 Quarter increased $23.7 million, or 54%, from the 2021 Quarter primarily due to higher export pricing in our Alkali business and increased volumes and pricing in our refinery services business. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued application of soda ash in everyday end use products, including those such as solar panels and lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand, combined with flat or even slightly declining supply of natural soda ash in the near term, has tightened the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during the 2022 Quarter from our Alkali Business. We expect to continue to see this favorable price environment throughout 2022 and until there are significant changes to the supply level entering the market. To take advantage of the existing market conditions, we made the decision to re-start our original Granger production facility and its roughly 500,000 tons of annual production in the first quarter of 2023 in advance of the completion of the GOP, which represents an incremental 750,000 tons of annual production, and is expected to have first production in the third quarter of 2023. In our refinery services business, we had an increase in NaHS sales volumes and the corresponding pricing of these sales volumes in the 2022 Quarter due to an increase in demand from our mining and pulp and paper customers domestically and internationally as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gathering, marketing, and logistics revenue	$213,644	$178,562
Crude oil and CO2 pipeline tariffs and revenues	7,334	9,975
Distributions from unrestricted subsidiaries not included in income(1)	—	17,500
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(200,005)	(161,984)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(15,769)	(15,266)
Other	1,832	(7,788)
Segment Margin	$7,036	$20,999

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas(2)	69,333	32,762
Jay	6,916	8,783
Mississippi	5,742	5,097
Louisiana(3)	31,382	63,417
Onshore crude oil pipelines total	113,373	110,059

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	23,887	31,462
Rail unload volumes	2,505	40,252
(1) The three months ended March 31, 2021 includes total cash payments received of $17.5 million not included in income from the NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit agreement.
(2)    Our Texas pipeline and infrastructure is a destination point for many pipeline systems in the Gulf of Mexico, including the CHOPS pipeline. Volumes during the 2021 Quarter were impacted as a result of the CHOPS pipeline being out of service from August 26, 2020 to February 4, 2021.
(3) Total daily volume for the three months ended March 31, 2022 includes 28,720 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three months ended March 31, 2021 includes 24,837 barrels per day of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Onshore facilities and transportation Segment Margin for the 2022 Quarter decreased $14.0 million, or 66%, from the 2021 Quarter. This decrease is primarily due to higher cash receipts of $17.5 million during the 2021 Quarter associated with our previously owned NEJD pipeline. The last principal payment associated with our previously owned NEJD pipeline was received in the fourth quarter of 2021. This decrease was partially offset by higher volumes on our Texas pipeline, which is the destination point for various grades of crude oil generating in the Gulf of Mexico, as the 2021 Quarter had less receipts from our CHOPS pipeline while it was out of service for a portion of the period. While the volumes associated with our Baton Rouge corridor assets (including rail and pipeline) were higher during the 2021 Quarter, the impact to Segment Margin was minimal as we recognized our minimum volume commitment in both the 2021 Quarter and 2022 Quarter as our main customer utilized prepaid transportation credits during the 2021 Quarter, which were fully utilized by the end of 2021.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2022	2021
Revenues (in thousands):
Inland freight revenues	$21,036	$17,515
Offshore freight revenues	18,938	14,526
Other rebill revenues(1)	15,800	8,290
Total segment revenues	$55,774	$40,331

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$43,637	$33,222

Segment Margin (in thousands)	$12,137	$7,109

Fleet Utilization:(2)
Inland Barge Utilization	90.3%	72.0%
Offshore Barge Utilization	96.6%	95.7%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Marine transportation Segment Margin for the 2022 Quarter increased $5.0 million, or 71%, from the 2021 Quarter. This increase is primarily attributable to higher utilization and day rates in our inland business and higher day rates in our offshore business, including the M/T American Phoenix, during the 2022 Quarter. While we have continued to see increases in our day rates from both the 2021 Quarter and sequentially from the fourth quarter of 2021, we have continued to enter into short term contracts (less than a year) in the inland and offshore markets, including the M/T American Phoenix, because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.

Other Costs, Interest, and Income Taxes
    General and administrative expenses

	Three Months Ended March 31,
	2022	2021
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,952	$9,421
Segment	959	1,051
Long-term incentive compensation expense	1,599	1,080
Third party costs related to business development activities and growth projects	612	114
Total general and administrative expenses	$15,122	$11,666
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Total general and administrative expenses for the 2022 Quarter increased by $3.5 million primarily due to higher corporate general and administrative costs. Additionally, the 2022 Quarter included higher long-term incentive compensation expense as a result of additional awards being granted under our 2018 Long Term Incentive Plan during April 2021.

Depreciation, depletion, and amortization expense

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Depreciation and depletion expense	$66,770	$63,614
Amortization expense	2,736	2,672
Total depreciation, depletion and amortization expense	$69,506	$66,286

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Total depreciation, depletion and amortization expense for the 2022 Quarter increased by $3.2 million. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the 2021 Quarter.

Interest expense, net

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$1,947	$7,431
Interest expense, senior unsecured notes	53,079	48,335
Amortization of debt issuance costs and premium	2,035	2,715
Capitalized interest	(1,957)	(652)
Net interest expense	$55,104	$57,829

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Net interest expense for the 2022 Quarter decreased by $2.7 million primarily due to lower interest on our senior secured credit facility. The decrease in interest expense on our senior secured credit facility is primarily due to a lower outstanding balance throughout the 2022 Quarter as a result of the proceeds we received from the additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021 and the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021, both of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during the 2022 Quarter as a result of our increased capital expenditures associated with the GOP that are now being funded internally.
This decrease was offset by increased interest expense associated with our senior unsecured notes as a result of our additional issuance of $250 million in aggregate principal of our 2027 Notes, which bears interest at 8%.
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

Liquidity and Capital Resources
General
On April 8, 2021, we entered into our new credit agreement to replace our existing agreement. Our new credit agreement provides for a $950 million senior secured credit facility, comprised of our Revolving Loan with a borrowing capacity of $650 million and our Term Loan with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the Revolving Loan by an additional $200 million subject to lender consent and certain other customary conditions. Our Term Loan was paid off in full on November 17, 2021 with a portion of the gross proceeds of $418 million received from the sale of a 36% minority interest in CHOPS. The new credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On December 17, 2020, we issued $750 million in aggregate principal of our 2027 Notes. We used the net proceeds to repay a portion of our 2023 Notes that were validly tendered and we redeemed the remaining principal balance of $80.9 million on our 2023 Notes on January 19, 2021. The remaining proceeds from this offering were used to repay a portion of the borrowings outstanding under our senior secured credit facility. Furthermore, on April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The additional $250 million of notes have identical terms as (other than with respect to issue price) and constitute part of the same series as our 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75%, plus accrued interest from December 17, 2020. The net proceeds from this additional offering were used for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our new credit facility.
The successful completion of our new credit agreement (including its extended maturity and leverage flexibility), the refinancing of our previously held 2023 Notes and the sale of a minority interest in CHOPS has resulted in no scheduled maturities of long-term debt until 2024 and has provided us a significant amount of available borrowing capacity under our Revolving Loan, subject to compliance with the covenants in our new credit agreement. The available borrowing capacity under our Revolving Loan at March 31, 2022 is $553.7 million. Additionally, during April 2022, we received $40 million, or $32 million net to our ownership interests, for the sale of our 80% owned Independence Hub platform which will allow us additional borrowing capacity as we move forward into the second quarter of 2022 and beyond.
We anticipate that our future internally-generated funds and the funds available under our new credit agreement will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our senior secured credit facility, proceeds from the sale of non-core assets, the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances and the proceeds from issuances of equity (common and preferred) and senior unsecured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth (as discussed in more detail below) and maintenance projects;
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
At March 31, 2022, our long-term debt totaled approximately $3.0 billion, consisting of $94.8 million outstanding under our senior secured credit facility (including $7.1 million borrowed under the inventory sublimit tranche), and $2.9 billion of senior unsecured notes, net. Our senior unsecured notes, net balance is comprised of $339.2 million carrying amount due June 2024, $530.7 million carrying amount due October 2025, $356.6 million carrying amount due May 2026, $993.8 million carrying value due January 2027 and $711.7 million carrying amount due February 2028. We remain focused on continuing to reduce our leverage.
On September 23, 2019, we announced the GOP. We entered into agreements with BXC for the purchase of up to approximately $350 million of Alkali Holdings preferred units. The proceeds received from BXC to date have been utilized to fund a portion of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year. The extended completion date of the project is anticipated in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. Additionally, the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million in Alkali Holdings preferred units (or 351,750 Alkali Holdings preferred units) and the minimum purchase by BXC was increased to 251,750 Alkali Holdings preferred units. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. As of March 31, 2022, there are 250,114 Alkali Holdings preferred units outstanding.
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
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our senior secured credit facility and/or to fund a portion of our capital expenditures and asset retirement obligations (if any). Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures and interest charges, and the timing of accounts receivable collections from our customers.
We typically sell our purchased crude oil in the same month in which we acquire it, so we do not need to rely on borrowings under our senior secured credit facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of crude oil.
In our petroleum products onshore facilities and transportation activities, we purchase products and typically either move those products to one of our storage facilities for further blending or sell those products within days of our purchase. The cash requirements for these activities can result in short term increases and decreases in our borrowings under our senior secured credit facility.
In our Alkali Business, we typically extract trona from our mining facilities, process it into soda ash and other alkali products, and deliver and sell the products to our customers all within a relatively short time frame. If we do experience any differences in timing of extraction, processing and sales of our trona or alkali, or delays in collections from our sales to customers, it could impact the cash requirements for these activities in the short term.
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
See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for the 2022 Quarter and 2021 Quarter.

Net cash flows provided by our operating activities for the three months ended March 31, 2022 were $54.2 million compared to $77.2 million for the three months ended March 31, 2021. The decrease in cash flow from operating activities is primarily attributable to changes in working capital between the two periods with the primary difference related to higher interest payments during the 2022 Quarter compared to the 2021 Quarter. See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding the timing of our interest payments.
Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects, maintenance capital expenditures and distributions we pay to our preferred and common unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our senior secured credit facility, equity issuances (common and preferred units), the issuance of senior unsecured notes, and/or the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances.
Capital Expenditures for Fixed and Intangible Assets and Equity Investees
The following table summarizes our expenditures for fixed and intangible assets and equity investees in the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$1,237	$5,817
Sodium minerals and sulfur services assets	10,097	7,639
Marine transportation assets	10,059	11,714
Onshore facilities and transportation assets	87	980
Information technology systems	437	3
Total maintenance capital expenditures	21,917	26,153
Growth capital expenditures:
Offshore pipeline transportation assets	33,531	5,711
Sodium minerals and sulfur services assets	16,229	2,399
Marine transportation assets	—	—
Onshore facilities and transportation assets	—	119
Information technology systems	2,161	1,653
Total growth capital expenditures	51,921	9,882
Total capital expenditures for fixed and intangible assets	73,838	36,035
Capital expenditures related to equity investees	1,323	—
Total capital expenditures	$75,161	$36,035

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019, we announced the GOP. The anticipated completion date of the project is the second half of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP.
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we expect to spend gross capital expenditures of approximately $600 million (or approximately $500 million net to our ownership interests) over the next three years to: (i)

expand the current capacity of the CHOPS pipeline; and (ii) construct a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit facility throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our Revolving Loan and our recurring cash flows from operations, which we anticipate to increase throughout 2022 and into 2023 as a result of increased offshore volumes from Kings Quay and Argos, favorable export pricing in our Alkali Business, and the restart of our original Granger facility in the first quarter of 2023.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the 2022 Quarter primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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
On April 6, 2022, we announced the distribution of $0.15 per common unit totaling $18.4 million with respect to the 2022 Quarter and a distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 13, 2022 to unitholders of record at the close of business on April 29, 2022. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
Guarantor Summarized Financial Information
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% Guarantor Subsidiaries. The remaining non-guarantor subsidiaries are owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business other than our Alkali Business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries except, in the case of Alkali Holdings and Genesis Energy, L.P., to the extent agreed to in the Services Agreement. Genesis Energy Finance Corporation has no independent assets or operations. See Note 9 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
	March 31, 2022	December 31, 2021
ASSETS:
Current assets	$438,728	$325,666
Fixed assets, net	2,179,728	2,197,127
Non-current assets	812,652	817,199

LIABILITIES AND CAPITAL:(1)
Current liabilities	461,609	341,782
Non-current liabilities	3,386,132	3,334,091
Class A Convertible Preferred Units	790,115	790,115

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Three Months Ended March 31, 2022
Revenues	$405,096
Operating costs	392,189
Operating income	12,907
Loss before income taxes	(34,011)
Net loss(1)	(34,307)
Less: Accumulated distributions to Class A Convertible Preferred Units	(18,684)
Net loss attributable to common unitholders	(52,991)
(1) There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for either period presented.
Excluded from non-current assets in the table above are $34.9 million and $36.7 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of March 31, 2022 and December 31, 2021, respectively.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(5,250)	$(34,224)
Income tax expense	304	222
Depreciation, depletion, amortization and accretion	72,948	68,997
Plus (minus) Select Items, net	12,211	46,495
Maintenance capital utilized(1)	(13,500)	(12,850)
Cash tax expense	(125)	(150)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments(2)	7,823	4,791
Available Cash before Reserves	$55,727	$54,597
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2022 Quarter and 2021 Quarter were $21.9 million and $26.2 million, respectively.
(2)Includes PIK distributions attributable to the period and accretion on the redemption feature.
We define Available Cash before Reserves (“Available Cash before Reserves”) as Net loss attributable to Genesis Energy, L.P. before interest, taxes, depreciation, depletion and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, interest expense and cash tax expense. Although, we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Three Months Ended March 31,
		2022	2021
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$8,230	$299
	Distribution from unrestricted subsidiaries not included in income(2)	—	17,500
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	(1,893)	17,687
	Loss on debt extinguishment(4)	—	1,627
	Adjustment regarding equity investees(5)	6,574	8,856
	Other	(1,678)	757
	Sub-total Select Items, net	11,233	46,726
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(6)	612	114
	Other	366	(345)
	Total Select Items, net(7)	$12,211	$46,495

(1) Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2) The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. We received the last principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit facility.
(3) The 2022 Quarter includes unrealized gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The 2021 Quarter includes a $18.4 million unrealized loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(4)    The 2021 Quarter includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our 2023 Notes.
(5) Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6) Represents transaction costs relating to certain merger, acquisition, divestiture, transition, and financing transactions incurred in advance of the associated transaction.
(7) Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net Loss attributable Genesis Energy, L.P. to total Segment Margin is also included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
When evaluating our performance and making decisions regarding our future direction and actions (including making discretionary payments, such as quarterly distributions) our board of directors and management team has access to a wide range of historical and forecasted qualitative and quantitative information, such as our financial statements; operational information; various non-GAAP measures; internal forecasts; credit metrics; analyst opinions; performance; liquidity and similar measures; income; cash flow expectations for us; and certain information regarding some of our peers. Additionally, our board of directors and management team analyze, and place different weight on, various factors from time to time. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants. We attempt to provide adequate information to allow each individual investor and other external user to reach her/his own conclusions regarding our actions without providing so much information as to overwhelm or confuse such investor or other external user. Our non-GAAP financial measures should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance.
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
A reconciliation of Net loss attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
Beginning with 2014, we believe a substantial amount of our maintenance capital expenditures from time to time have been and will continue to be (a) related to our assets other than pipelines, such as our marine vessels, trucks and similar assets, (b) discretionary in nature and (c) potentially material in amount as compared to our Available Cash before Reserves measure. Those expenditures will be discretionary (or non-mandatory) in nature because we will have significant discretion as to whether or when we incur them. We will not be forced to incur them in order to continue to operate the related assets in a safe and reliable manner. If we chose not to make those expenditures, we would be able to continue to operate those assets economically, although in lieu of maintenance capital expenditures, we would incur increased operating expenses, including maintenance expenses. An example of a discretionary (or non-mandatory) maintenance capital expenditure would be replacing an older marine vessel with a new marine vessel with substantially similar specifications, even though one could continue to economically operate the older vessel in spite of its increasing maintenance and other operating expenses.
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
Our maintenance capital utilized measure constitutes a proxy for non-discretionary maintenance capital expenditures and it takes into consideration the relationship among maintenance capital expenditures, operating expenses and depreciation from period to period. Because we did not initially use our maintenance capital utilized measure before 2014, our maintenance capital utilized calculations will reflect the utilization of solely those maintenance capital expenditures incurred since December 31, 2013.
Critical Accounting Estimates
There have been no new or material changes to the critical accounting estimates discussed in our Annual Report that are of significance, or potential significance, to the Company.
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events (including the war in Ukraine), global pandemics, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the conflict in Ukraine), pandemics (including Covid-19), epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
There were no changes during the 2022 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). There have been no material developments in legal proceedings since the filing of such Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2022 Quarter.
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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-12295)
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 4, 2022	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)