Form 10-Q
period 2022-06-30
GENESIS ENERGY LP
filed 2022-08-02
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of July 29, 2022.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,070	$19,987
Restricted cash	18,446	5,005
Accounts receivable - trade, net	453,502	400,334
Inventories	91,834	77,958
Other	31,239	39,200
Total current assets	605,091	542,484
FIXED ASSETS, at cost	5,599,512	5,464,040
Less: Accumulated depreciation	(1,661,837)	(1,551,855)
Net fixed assets	3,937,675	3,912,185
MINERAL LEASEHOLDS, net of accumulated depletion	547,071	549,005
EQUITY INVESTEES	287,748	294,050
INTANGIBLE ASSETS, net of amortization	126,700	127,063
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	133,476	140,796
OTHER ASSETS, net of amortization	31,740	38,259
TOTAL ASSETS	$5,971,460	$5,905,801
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$256,086	$264,316
Accrued liabilities	253,369	232,623
Total current liabilities	509,455	496,939
SENIOR SECURED CREDIT FACILITY	34,600	49,000
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	2,888,422	2,930,505
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	402,204	—
DEFERRED TAX LIABILITIES	14,897	14,297
OTHER LONG-TERM LIABILITIES	441,226	434,925
Total liabilities	4,290,804	3,925,666

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at June 30, 2022 and December 31, 2021	790,115	790,115
Redeemable noncontrolling interests, no units issued and outstanding at June 30, 2022 and 246,394 preferred units issued and outstanding December 31, 2021	—	259,568

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at June 30, 2022 and December 31, 2021	596,059	641,313
Accumulated other comprehensive loss	(5,364)	(5,607)
Noncontrolling interests	299,846	294,746
Total partners’ capital	890,541	930,452
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,971,460	$5,905,801
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Offshore pipeline transportation	$82,085	$73,221	$150,153	$137,605
Sodium minerals and sulfur services	318,608	237,087	604,282	464,374
Marine transportation	76,320	47,626	132,094	87,957
Onshore facilities and transportation	244,712	145,921	467,143	335,138
Total revenues	721,725	503,855	1,353,672	1,025,074
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	217,703	124,684	417,305	285,435
Onshore facilities and transportation operating costs	16,902	15,833	32,579	32,095
Marine transportation operating costs	58,924	39,118	102,652	72,204
Sodium minerals and sulfur services operating costs	250,914	196,971	464,539	381,402
Offshore pipeline transportation operating costs	26,359	21,264	49,375	41,980
General and administrative	20,665	12,907	35,787	24,573
Depreciation, depletion and amortization	73,673	67,541	143,179	133,827
Gain on sale of asset	(40,000)	—	(40,000)	—
Total costs and expenses	625,140	478,318	1,205,416	971,516
OPERATING INCOME	96,585	25,537	148,256	53,558
Equity in earnings of equity investees	14,572	14,222	27,016	34,882
Interest expense	(55,959)	(59,169)	(111,063)	(116,998)
Other income (expense)	14,888	(15,845)	10,630	(35,910)
Income (loss) from operations before income taxes	70,086	(35,255)	74,839	(64,468)
Income tax expense	(571)	(525)	(875)	(747)
NET INCOME (LOSS)	69,515	(35,780)	73,964	(65,215)
Net income attributable to noncontrolling interests	(11,548)	(136)	(13,424)	(134)
Net income attributable to redeemable noncontrolling interests	(22,620)	(5,766)	(30,443)	(10,557)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$35,347	$(41,682)	$30,097	$(75,906)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,368)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$16,663	$(60,366)	$(7,271)	$(113,274)
NET INCOME (LOSS) PER COMMON UNIT (Note 11):
Basic and Diluted	$0.14	$(0.49)	$(0.06)	$(0.92)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$69,515	$(35,780)	$73,964	$(65,215)
Other comprehensive income:
Amortization of prior year service cost	121	121	243	243
Total Comprehensive income (loss)	69,636	(35,659)	74,207	(64,972)
Comprehensive income attributable to noncontrolling interests	(11,548)	(136)	(13,424)	(134)
Comprehensive income attributable to redeemable noncontrolling interests	(22,620)	(5,766)	(30,443)	(10,557)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$35,468	$(41,561)	$30,340	$(75,663)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, March 31, 2022	122,579	$597,783	$293,451	$(5,485)	$885,749
Net income	—	35,347	11,548	—	46,895
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(13,130)	—	(13,130)
Cash contributions from noncontrolling interests	—	—	7,977	—	7,977
Other comprehensive income	—	—	—	121	121
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, March 31, 2021	122,579	$758,031	$(879)	$(9,243)	$747,909
Net income (loss)	—	(41,682)	136	—	(41,546)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	149	—	149
Other comprehensive income	—	—	—	121	121
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income	—	30,097	13,424	—	43,521
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(18,332)	—	(18,332)
Cash contributions from noncontrolling interests	—	—	8,799	—	8,799
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners’ capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net income (loss)	—	(75,906)	134	—	(75,772)
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Cash contributions from noncontrolling interests	—	—	385	—	385
Other comprehensive income	—	—	—	243	243
Distributions to Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners’ capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73,964	$(65,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	143,179	133,827
Gain on sale of asset	(40,000)	—
Amortization and write-off of debt issuance costs, premium and discount	4,652	6,965
Payments received under previously owned direct financing leases	—	35,000
Equity in earnings of investments in equity investees	(27,016)	(34,882)
Cash distributions of earnings of equity investees	27,378	34,325
Non-cash effect of long-term incentive compensation plans	6,644	2,884
Deferred and other tax liabilities	600	402
Unrealized losses (gains) on derivative transactions	(10,284)	32,377
Cancellation of debt income	(4,737)	—
Other, net	10,137	11,229
Net changes in components of operating assets and liabilities (Note 14)	(26,230)	31,272
Net cash provided by operating activities	158,287	188,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(181,441)	(111,412)
Cash distributions received from equity investees - return of investment	10,372	17,015
Investments in equity investees	(2,976)	—
Proceeds from asset sales	40,131	32
Net cash used in investing activities	(133,914)	(94,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	403,000	366,600
Repayments on senior secured credit facility	(417,400)	(592,100)
Net proceeds from issuance of Alkali senior secured notes (Note 9)	408,000	—
Redemption of preferred units (Note 10)	(288,629)	—
Proceeds from issuance of senior unsecured notes (Note 9)	—	259,375
Net proceeds from issuance of preferred units (Note 10)	—	53,018
Repayment of senior unsecured notes (Note 9)	(40,837)	(80,859)
Debt issuance costs	(5,770)	(11,365)
Contributions from noncontrolling interests	8,799	385
Distributions to noncontrolling interests	(18,332)	—
Distributions to common unitholders	(36,774)	(36,774)
Distributions to Class A Convertible Preferred unitholders	(37,368)	(37,368)
Other, net	4,462	4,539
Net cash used in financing activities	(20,849)	(74,549)
Net increase in cash, cash equivalents and restricted cash	3,524	19,270
Cash, cash equivalents and restricted cash at beginning of period	24,992	27,018
Cash, cash equivalents and restricted cash at end of period	$28,516	$46,288
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
•Onshore facilities and transportation, which include terminaling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt and other heavy refined products); and
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries, including our general partner, Genesis Energy, LLC.
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
2. Recent Accounting Developments
Recent and Proposed Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. On May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement (defined in Note 9), which among other things, replaced our existing LIBOR rate based borrowings with the Term SOFR rate, which is based on the Secured Overnight Financing Rate (“SOFR”) borrowings. The impact to our senior secured credit facility and related interest expense upon transition to SOFR did not have a material impact on our Unaudited Condensed Consolidated Financial Statements. Refer to Note 9 for more details.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$82,085	$—	$76,320	$20,471	$178,876
Product Sales	—	287,940	—	224,241	512,181
Refinery Services	—	30,668	—	—	30,668
	$82,085	$318,608	$76,320	$244,712	$721,725

	Three Months Ended June 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$73,221	$—	$47,626	$18,176	$139,023
Product Sales	—	212,434	—	127,745	340,179
Refinery Services	—	24,653	—	—	24,653
	$73,221	$237,087	$47,626	$145,921	$503,855
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$150,153	$—	$132,094	$34,103	$316,350
Product Sales	—	546,715	—	433,040	979,755
Refinery Services	—	57,567	—	—	57,567
	$150,153	$604,282	$132,094	$467,143	$1,353,672

	Six Months Ended June 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$137,605	$—	$87,957	$42,570	$268,132
Product Sales	—	417,212	—	292,568	709,780
Refinery Services	—	47,162	—	—	47,162
	$137,605	$464,374	$87,957	$335,138	$1,025,074

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2021 and June 30, 2022:

	Contract Assets	Contract Liabilities
	Current Assets- Other	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2021	$13,563	$2,619	$19,028
Balance at June 30, 2022	751	11,898	26,369

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2022. We are exempt from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.
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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2022	$38,085	$3,600
2023	66,418	7,200
2024	59,637	1,800
2025	63,279	—
2026	45,131	—
Thereafter	57,612	—
Total	$330,162	$12,600

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
Operating Leases
During the three and six months ended June 30, 2022 and 2021, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, which is included in our marine transportation segment. Our lease revenues for this arrangement (inclusive of fixed and variable consideration) were $4.6 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively, and $8.7 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively.
5. Inventories
The major components of inventories were as follows:

	June 30, 2022	December 31, 2021
Petroleum products	$—	$998
Crude oil	20,767	11,834
Caustic soda	10,031	5,690
NaHS	20,232	17,040
Raw materials - Alkali operations	6,948	7,599
Work-in-process - Alkali operations	7,010	7,496
Finished goods, net - Alkali operations	12,633	13,681
Materials and supplies, net - Alkali operations	14,213	13,620
Total	$91,834	$77,958

Inventories are valued at the lower of cost or net realizable value. There was no adjustment to the net realizable value of inventories during the period ended June 30, 2022. As of December 31, 2021, the net realizable value of inventories were below cost by $2.0 million, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2022	December 31, 2021
Crude oil and natural gas pipelines and related assets	$2,839,496	$2,839,443
Alkali facilities, machinery and equipment	684,289	670,880
Onshore facilities, machinery and equipment	269,139	269,245
Transportation equipment	21,216	21,106
Marine vessels	1,016,892	1,018,284
Land, buildings and improvements	228,725	227,540
Office equipment, furniture and fixtures	26,992	23,965
Construction in progress	471,595	350,137
Other	41,168	43,440
Fixed assets, at cost	5,599,512	5,464,040
Less: Accumulated depreciation	(1,661,837)	(1,551,855)
Net fixed assets	$3,937,675	$3,912,185
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2022	December 31, 2021
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(18,948)	(17,014)
Mineral leaseholds, net of accumulated depletion	$547,071	$549,005

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$70,033	$64,148	$135,783	$126,850
Depletion expense	914	704	1,934	1,616
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2021:

ARO liability balance, December 31, 2021	$220,906
Accretion expense	6,871
Changes in estimate	2,383
Settlements	(9,798)
ARO liability balance, June 30, 2022	$220,362

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2022 and December 31, 2021, $30.6 million and $36.3 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of June 30, 2022 and December 31, 2021 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2022	$6,291
	2023	$10,583
	2024	$9,767
	2025	$10,469
	2026	$8,216
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2022 and December 31, 2021 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2022 and December 31, 2021, the unamortized excess cost amounts totaled $312.8 million and $319.9 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Genesis’ share of operating earnings	$18,138	$18,094	$34,148	$42,627
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,872)	(7,132)	(7,745)
Net equity in earnings	$14,572	$14,222	$27,016	$34,882
Distributions received(1)	$18,732	$21,914	$37,750	$51,430
(1) Includes distributions attributable to the period and received during or promptly following such period.
The following tables present the unaudited balance sheets and statements of operations information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”) (which we own 64% of and is our most significant equity investment):

	June 30, 2022	December 31, 2021
BALANCE SHEETS DATA:
Assets
Current assets	$21,115	$17,827
Fixed assets, net	152,979	160,379
Other assets	11,660	6,186
Total assets	$185,754	$184,392
Liabilities and equity
Current liabilities	$9,121	$7,668
Other liabilities	232,631	231,970
Equity (Deficit)	(55,998)	(55,246)
Total liabilities and equity	$185,754	$184,392

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
STATEMENTS OF OPERATIONS DATA:
Revenues	$35,380	$33,757	$66,569	$76,170
Operating income	$25,856	$24,636	$47,809	$56,797
Net income	$24,441	$23,610	$45,348	$54,755

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$625	$175	$800	$607	$193
Offshore pipeline contract intangibles	158,101	57,554	100,547	158,101	53,394	104,707
Other	42,735	16,757	25,978	37,933	15,770	22,163
Total	$201,636	$74,936	$126,700	$196,834	$69,771	$127,063

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets	$2,577	$2,580	$5,165	$5,180
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2022	$6,110
	2023	$11,983
	2024	$11,618
	2025	$11,393
	2026	$11,093

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2022			December 31, 2021
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$34,600	$—	$34,600	$49,000	$—	$49,000
5.625% senior unsecured notes due 2024	341,135	1,678	339,457	341,135	2,106	339,029
6.500% senior unsecured notes due 2025	534,834	3,858	530,976	534,834	4,452	530,382
6.250% senior unsecured notes due 2026	344,310	2,890	341,420	359,799	3,410	356,389
8.000% senior unsecured notes due 2027	1,000,000	5,809	994,191	1,000,000	6,592	993,408
7.750% senior unsecured notes due 2028	690,890	8,512	682,378	720,975	9,678	711,297
5.875% Alkali senior secured notes due 2042	425,000	22,796	402,204	—	—	—
Total long-term debt	$3,370,769	$45,543	$3,325,226	$3,005,743	$26,238	$2,979,505
(1)    Unamortized debt issuance costs associated with our Revolving Loan, as defined below (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), under our senior secured credit facility were $3.7 million and $4.7 million as of June 30, 2022 and December 31, 2021, respectively.
Senior Secured Credit Facility
On April 8, 2021, we entered into the Fifth Amended and Restated Credit Agreement (the “credit agreement”) to replace our Fourth Amended and Restated Credit Agreement, which provides for a $950 million senior secured credit facility, comprised of a revolving loan facility with a borrowing capacity of $650 million (the “Revolving Loan”) and a term loan facility of $300 million (the “Term Loan”). We repaid the Term Loan in full on November 17, 2021 with a portion of the proceeds received from our sale of a 36% minority interest in CHOPS (Note 10). The credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement (the “credit agreement amendment”). This credit agreement amendment, among other things, permitted the entry into and performance of the transactions and agreements secured by the ORRI Interests (as defined below) and replaced our existing LIBOR rate based borrowings with Term SOFR rate, which is a forward looking term rate based on SOFR, discussed in further detail below.
At June 30, 2022, the key terms for rates under our Revolving Loan (which are dependent on our leverage ratio as defined in the credit agreement amendment) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement amendment) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement amendment) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Term SOFR borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2022, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.75% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At June 30, 2022, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2022, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million, subject to lender consent and certain other customary conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2022, we had $34.6 million outstanding under our Revolving Loan, with $14.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at June 30, 2022. Due to the revolving nature of loans under our Revolving Loan, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our Revolving Loan at June 30, 2022 was $610.9 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment due on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $46.2 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042, as outlined in the agreement governing the Alkali senior secured notes. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We transferred $18.4 million of the net proceeds into a liquidity reserve account owned by GA ORRI to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes, which proceeds held in the reserve account are classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet. We used a portion of the remaining net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 10) and utilized the remainder to repay a portion of the outstanding borrowings under the credit agreement.
Additionally, on May 17, 2022, as noted above, we entered into our credit agreement amendment. This amendment also designated GA ORRI and its direct parent, GA ORRI Holdings, LLC (“GA ORRI Holdings”), as unrestricted subsidiaries under our credit agreement. We also designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under the indentures governing our 5.625% senior notes due 2024, 6.50% senior notes due 2025, 6.250% senior notes due 2026, 2027 Notes (defined below) and 7.750% senior notes due 2028. On May 17, we also reclassified the subsidiaries originally held by our Alkali Business as restricted subsidiaries under our credit agreement and under the indentures governing our senior unsecured notes.
Senior Unsecured Note Transactions
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”) (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other income (expense)” in our Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The notes constitute an additional issuance of our existing 2027 Notes that we issued on December 17, 2020 in an aggregate principal amount of $750 million. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our credit agreement.
During 2022, we repurchased certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $4.7 million for the three and six months ended June 30, 2022. These are recorded within “Other income (expense)” in our Unaudited Consolidated Statements of Operations.
Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings, and certain other subsidiaries. The non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than the ORRI Interests, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
10. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2022, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At June 30, 2022, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
Distributions
We paid or will pay the following cash distributions to our common unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.15	$18,387
2nd Quarter	August 13, 2021		$0.15	$18,387
3rd Quarter	November 12, 2021		$0.15	$18,387
4th Quarter	February 14, 2022		$0.15	$18,387
2022
1st Quarter	May 13, 2022		$0.15	$18,387
2nd Quarter	August 12, 2022	(1)	$0.15	$18,387
(1)This distribution was declared on July 12, 2022 and will be paid to unitholders of record as of July 29, 2022.

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. Because our Class A Convertible Preferred Units are not currently redeemable and we do not have plans or expect any events that constitute a change of control in our partnership agreement, we present our Class A Convertible Preferred Units at their initial carrying amount. However, we would be required to adjust that carrying amount if it becomes probable that we would be required to redeem our Class A Convertible Preferred Units.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net Income (Loss) Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period and was reduced by $18.7 million and $37.4 million for the three and six months ended June 30, 2022 and 2021, respectively.
We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.7374	$18,684
3rd Quarter	November 12, 2021		$0.7374	$18,684
4th Quarter	February 14, 2022		$0.7374	$18,684
2022
1st Quarter	May 13, 2022		$0.7374	$18,684
2nd Quarter	August 12, 2022	(1)	$0.7374	$18,684
(1)This distribution was declared on July 12, 2022 and will be paid to unitholders of record as of July 29, 2022.

Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively “BXC”) purchased $55.0 million (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350.0 million of Alkali Holdings preferred units, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings utilized the net proceeds received from the preferred units to fund a portion of the anticipated cost of expansion of the Granger facility (the “Granger Optimization Project” or “GOP”).
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the third quarter of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings.
From time to time after we had drawn at least $251.8 million, we had the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount (“IRR”) or a multiple of invested capital metric (“MOIC”), net of cash distributions paid to date (“Base Preferred Return Amount”). Additionally, if all outstanding preferred units were redeemed, we had not drawn at least $251.8 million, and BXC was not a “defaulting member” under the LLC Agreement, BXC had the right to a make-whole amount on the number of undrawn preferred units.
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of June 30, 2022, there were no Alkali Holdings preferred units outstanding.
Accounting for Redeemable Noncontrolling Interests
Classification
Prior to the Redemption Date, the Alkali Holdings preferred units issued and outstanding were accounted for as a redeemable noncontrolling interest in the mezzanine section on our Unaudited Condensed Consolidated Balance Sheets due to the redemption features for a change of control.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Initial and Subsequent Measurement
We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value of the Alkali Holdings preferred units was approximately $270.1 million as of May 16, 2022, which represented the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which was the IRR measure accreted using the effective interest method to the redemption value as of each reporting date. On May 16, 2022, certain events occurred that made it probable that an early redemption event on the Alkali Holdings preferred units would occur and the outstanding preferred units would be redeemed at the MOIC, as it was greater than the IRR at the time of the redemption. This required the Company to revalue the Alkali Holdings preferred units to the redemption amount of $288.6 million, which represents the MOIC, net of cash distributions (including tax distributions) paid to date.
Net Income (Loss) Attributable to Genesis Energy, L.P. for the three and six months ended June 30, 2022 includes $22.6 million and $30.4 million of adjustments, respectively, of which $3.4 million and $10.0 million, respectively, was allocated to the paid-in-kind (“PIK”) distributions on the outstanding Alkali Holdings preferred units, $0.7 million and $1.9 million, respectively was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units. Net Loss Attributable to Genesis Energy, L.P. for the three and six months ended June 30, 2021 includes $5.8 million and $10.6 million of adjustments, respectively, of which $4.9 million and $9.0 million, respectively, was allocated to the PIK distributions and $0.9 million and $1.6 million, respectively, was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended June 30, 2022 in-kind to our Alkali Holdings preferred unitholders.
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2021 to June 30, 2022:

Balance as of December 31, 2021	$259,568
Issuance of preferred units, net of issuance costs(1)	5,249
PIK distribution	9,993
Redemption accretion	1,908
Tax distributions(1)	(6,631)
Adjustment to Base Preferred Return Amount	18,542
Redemption of preferred units on May 17, 2022	(288,629)
Balance as of June 30, 2022	$—
(1)During the period ended June 30, 2022, we issued 5,356 Alkali Holdings preferred units to BXC to satisfy the Company’s obligation to pay tax distributions.
Noncontrolling Interests
On November 17, 2021, we, through a subsidiary, sold 36% of the membership interests in CHOPS for proceeds of approximately $418 million. We retained 64% of the membership interests in CHOPS and remain the operator of the CHOPS pipeline and associated assets. We also own an 80% membership interest in Independence Hub, LLC. On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40 million, of which $8 million, or 20%, is attributable and was paid to our noncontrolling interest holders. For the three and six months ended June 30, 2022, we recognized a gain of $40 million recorded in “Gain on sale of asset” on the Unaudited Condensed Consolidated Statement of Operations, of which $8 million, or 20%, is attributable to our noncontrolling interest holders, as the platform asset sold had no book value at the time of the sale. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
11. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and six months ended June 30, 2022 and 2021, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Genesis Energy, L.P.	$35,347	$(41,682)	$30,097	$(75,906)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(37,368)	(37,368)
Net income (loss) attributable to common unitholders	$16,663	$(60,366)	$(7,271)	$(113,274)

Weighted average outstanding units	122,579	122,579	122,579	122,579

Basic and diluted net income (loss) per common unit	$0.14	$(0.49)	$(0.06)	$(0.92)

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
•Onshore facilities and transportation – terminalling, blending, storing, marketing and transporting crude oil and petroleum products (primarily fuel oil, asphalt and other heavy refined products); and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America.
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion) and segment general and administrative expenses, net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees and unrestricted subsidiaries. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under our previously owned direct financing lease.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended June 30, 2022
Segment margin (a)	$118,980	$71,701	$11,018	$17,573	$219,272
Capital expenditures (b)	$44,369	$38,920	$1,780	$4,070	$89,139
Revenues:
External customers	$82,085	$321,192	$242,131	$76,317	$721,725
Intersegment (c)	—	(2,584)	2,581	3	—
Total revenues of reportable segments	$82,085	$318,608	$244,712	$76,320	$721,725
Three Months Ended June 30, 2021
Segment margin (a)	$83,106	$38,194	$22,368	$8,468	$152,136
Capital expenditures (b)	$19,421	$80,560	$2,487	$11,157	$113,625
Revenues:
External customers	$73,221	$239,258	$144,406	$46,970	$503,855
Intersegment (c)	—	(2,171)	1,515	656	—
Total revenues of reportable segments	$73,221	$237,087	$145,921	$47,626	$503,855
Six Months Ended June 30, 2022
Segment Margin(1)	$189,884	$139,076	$18,054	$29,710	$376,724
Capital expenditures(2)	$79,810	$65,246	$2,517	$14,129	$161,702
Revenues:
External customers	$150,153	$609,200	$462,426	$131,893	$1,353,672
Intersegment(3)	—	(4,918)	4,717	201	—
Total revenues of reportable segments	$150,153	$604,282	$467,143	$132,094	$1,353,672
Six June Months Ended June 30, 2021
Segment Margin(1)	$167,375	$81,914	$43,367	$15,577	$308,233
Capital expenditures(2)	$30,949	$90,598	$3,586	$22,871	$148,004
Revenues:
External customers	$137,605	$468,564	$332,556	$86,349	$1,025,074
Intersegment(3)	—	(4,190)	2,582	1,608	—
Total revenues of reportable segments	$137,605	$464,374	$335,138	$87,957	$1,025,074
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total assets by reportable segment were as follows:

	June 30, 2022	December 31, 2021
Offshore pipeline transportation	$2,142,264	$2,103,140
Sodium minerals and sulfur services	2,195,737	2,132,588
Onshore facilities and transportation	868,779	923,064
Marine transportation	705,265	703,030
Other assets	59,415	43,979
Total consolidated assets	$5,971,460	$5,905,801
Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Genesis Energy, L.P.	$35,347	$(41,682)	$30,097	$(75,906)
Corporate general and administrative expenses	21,105	12,359	36,826	23,511
Depreciation, depletion, amortization and accretion	76,277	69,684	149,225	138,681
Interest expense	55,959	59,169	111,063	116,998
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	4,160	7,692	10,734	16,548
Other non-cash items(2)	(8,908)	14,683	(12,479)	33,127
Distribution from unrestricted subsidiaries not included in income(3)	32,000	17,500	32,000	35,000
Cancellation of debt income(4)	(4,737)	—	(4,737)	—
Loss on extinguishment of debt(5)	501	—	501	1,627
Differences in timing of cash receipts for certain contractual arrangements(6)	16,477	6,446	24,707	6,745
Change in provision for leased items no longer in use	(100)	(6)	(531)	598
Redeemable noncontrolling interest redemption value adjustments(7)	22,620	5,766	30,443	10,557
Gain on sale of asset, net to our ownership interest(8)	(32,000)	—	(32,000)	—
Income tax expense	571	525	875	747
Total Segment Margin	$219,272	$152,136	$376,724	$308,233
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2022 includes unrealized losses of $2.3 million and unrealized gains of $3.8 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized gains of $10.7 million and $6.4 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2021 includes unrealized losses of $14.3 million and $32.8 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. Refer to Note 15 and Note 16 for details.
(3)The three and six months ended June 30, 2022 include $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. The three and six months ended June 30, 2021 include $17.5 million and $35.0 million in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the final principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit agreement.
(4)The three and six months ended June 30, 2022 include income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $4.7 million.
(5)The three and six months ended June 30, 2022 includes the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period. The six months ended June 30, 2021 includes the transaction costs associated with redemption of our 2023 Notes, as well as the write-off of the unamortized issuance costs associated with these notes. Refer to Note 9 for details.
(6)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(7)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature during the second quarter of 2022. Refer to Note 10 for details.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8)On April 29, 2022, we sold our Independence HUB Platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Revenues from services and fees to Poseidon(1)	$3,860	$3,242	$7,098	$7,028
Revenues from product sales to ANSAC	97,328	71,329	185,510	139,284
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon(1)	254	238	509	478
Charges for services from ANSAC	2,340	519	3,185	697
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
Transactions with Unconsolidated Affiliates

Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2022 include $2.4 million and $4.9 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and six months ended June 30, 2021 include $2.4 million and $4.7 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2022 and December 31, 2021, Poseidon owed us $1.5 million and $2.4 million, respectively, for services rendered.

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
ANSAC is considered a variable interest entity (VIE) because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of June 30, 2022, such amount is not material to us.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net Sales to ANSAC were $97.3 million and $185.5 million, respectively, during the three and six months ended June 30, 2022 and were $71.3 million and $139.3 million, respectively, during the three and six months ended June 30, 2021. The costs charged to us by ANSAC, included in sodium minerals and sulfur services operating costs, were $2.3 million and $3.2 million, respectively, during the three and six months ended June 30, 2022 and were $0.5 million and $0.7 million, respectively, during the three and six months ended June 30, 2021.

Receivables from and payables to ANSAC as of June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
Accounts receivable - trade, net:
ANSAC	$89,923	$64,799
Accounts payable - trade:
ANSAC	$2,340	$116
14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2022	2021
(Increase) decrease in:
Accounts receivable	$(48,267)	$(77,785)
Inventories	(11,604)	21,550
Deferred charges	34,022	9,823
Other current assets	(960)	(4,835)
Increase (decrease) in:
Accounts payable	(3,720)	49,809
Accrued liabilities	4,299	32,710
Net changes in components of operating assets and liabilities	$(26,230)	$31,272
Payments of interest and commitment fees were $114.6 million and $78.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in interest payments during 2022 is primarily related to the timing of interest payments on our senior unsecured notes, specifically our 2027 Notes, as we made an interest payment in January 2022. The first interest payment made on our 2027 Notes was in July 2021. We capitalized interest of $5.9 million and $1.4 million during the six months ended June 30, 2022 and June 30, 2021, respectively.
At June 30, 2022 and June 30, 2021, we had incurred liabilities for fixed and intangible asset additions totaling $35.5 million and $71.5 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of June 30, 2022 principally relate to the capital expenditures associated with our GOP (Note 10) and offshore growth capital projects.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2022, we had the following outstanding commodity derivative commodity contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	115	—
Weighted average contract price per Bbl	$117.88	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	122	128
Weighted average contract price per Bbl	$107.36	$107.84
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	230
Weighted average price differential per MMBtu	$—	$0.003
Natural gas futures:
Contract volumes (10,000 MMBtu)	93	265
Weighted average contract price per MMBtu	$7.04	$4.67
Natural gas options:
Contract volumes (10,000 MMBtu)	84	25
Weighted average premium received/paid	$0.57	$0.05
Financial Statement Impacts
Unrealized gains are subtracted from net income and unrealized losses are added to net income in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the fair value of inventory is also eliminated from net income in determining cash flows from operating activities. Changes in the cash margin balance required to maintain our exchange-traded derivative contracts also affect cash flows from operating activities.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the estimated fair value position of our derivatives at June 30, 2022 and December 31, 2021:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2022	December 31, 2021
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	135	1,867
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$4,100	$310
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(819)	(310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$3,281	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,715	$49
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(407)	(49)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$1,308	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election(2)	Other long-term liabilities	(76,817)	(83,210)
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	(810)	(608)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(819)	$(2,380)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	819	2,380
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(407)	$(209)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	407	209
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.
(2)Refer to Note 10 and Note 16 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with our cash margin balance.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2022, we had a net broker receivable of approximately $1.4 million (consisting of initial margin of $2.8 million decreased by $1.5 million variation margin).  As of December 31, 2021, we had a net broker receivable of approximately $2.9 million (consisting of initial margin of $2.1 million increased by $0.8 million of variation margin).  At June 30, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the quarterly distribution amount (a “Rate Reset Election”) to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheet. Corresponding changes in fair value are recognized in “Other income (expense)” in our Unaudited Condensed Consolidated Statement of Operations. At June 30, 2022, the fair value of this embedded derivative was a liability of $76.8 million. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$634	$(1,563)	$(536)	$(7,460)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	2,232	(1,779)	8,280	(5,700)
Total commodity derivatives		$2,866	$(3,342)	$7,744	$(13,160)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	$(590)	$30	$(1,692)	$(37)

Preferred Distribution Rate Reset Election	Other income (expense)	$10,651	$(14,344)	$6,393	$(32,782)
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$5,815	$135	$—	$359	$1,867	$—
Liabilities	$(1,226)	$(810)	$—	$(2,589)	$(608)	$—
Preferred Distribution Rate Reset Election	$—	$—	$(76,817)	$—	$—	$(83,210)

Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2021	$(83,210)
Net gain for the period included in earnings	6,393
Balance as of June 30, 2022	$(76,817)
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2022.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for relevant changes associated with the industry’s credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at June 30, 2022. A significant increase or decrease in the value of these inputs could result in a material change in fair value to this embedded derivative feature. Due to an increase in our discount yield compared to the preceding quarter and December 31, 2021, we recorded an unrealized gain of $10.7 million and $6.4 million, respectively, for the three and six months ended June 30, 2022. Due to a decrease in our discount yield compared to the preceding quarters, we recorded an unrealized loss of $14.3 million and $32.8 million, respectively, for the three and six months ended June 30, 2021. These effects are all recorded within “Other income (expense)” on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2022 our senior unsecured notes had a carrying value of approximately $2.9 billion and a fair value of approximately $2.6 billion compared to a carrying value and fair value of approximately $3.0 billion at December 31, 2021. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $35.3 million during the three months ended June 30, 2022 (the “2022 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $41.7 million during the three months ended June 30, 2021 (the “2021 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2022 Quarter was impacted primarily by: (i) an increase in our Segment Margin of $67.1m, inclusive of the $32 million in proceeds received associated with the sale of our 80% owned Independence Hub platform asset (see “Results of Operations” below for additional details on the results of our operating segments); (ii) an unrealized (non-cash) gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $10.7 million in the 2022 Quarter compared to an unrealized (non-cash) loss of $14.3 million during the 2021 Quarter recorded within “Other income (expense)”; and (iii) cancellation of debt income recognized during the 2022 Quarter of $4.7 million associated with the open market repurchase and extinguishment of certain of our senior unsecured notes. These increases during the 2022 Quarter were partially offset by an increase in income attributable to our redeemable noncontrolling interests by $16.9 million and an increase in general and administrative costs by $7.8 million during the 2022 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion regarding general and administrative costs).
Cash flow from operating activities was $104.0 million for the 2022 Quarter compared to $111.0 million for the 2021 Quarter. The decrease in cash flow from operating activities is primarily attributable to changes in working capital between the two periods offset by an increase in our Segment Margin. See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in working capital during the 2022 Quarter and 2021 Quarter.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $121.2 million for the 2022 Quarter, an increase of $71.6 million, or 145%, from the 2021 Quarter primarily as a result of our increase in Segment Margin discussed in more detail below. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $219.3 million for the 2022 Quarter, an increase of $67.1 million, or 44%, from the 2021 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Distribution to Unitholders
On May 13, 2022, we paid a distribution of $0.15 per unit related to the first quarter of 2022.
In July 2022, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2022 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 12, 2022 to unitholders of record at the close of business on July 29, 2022.

Covid-19, Ukraine War and Market Update
In March 2020, the World Health Organization categorized Covid-19 as a pandemic, and the President of the United States declared the Covid-19 outbreak a national emergency. The Covid-19 pandemic, including the outbreak of several variants, has caused continued volatility in commodity prices due to, among other things, reduced industrial activity and travel demand, varying worldwide restrictions and the timing of closing and re-opening of economies throughout the last two years. Additionally, the Russian invasion of Ukraine beginning in February 2022 and the ongoing war in Ukraine has caused additional volatility in commodity prices. While we have seen continued recovery in commodity prices since the beginning of the pandemic, primarily due to economies re-opening over time and the reduction in oil and natural gas supply from the war in Ukraine, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic and the war in Ukraine. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.
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

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2022 Quarter increased $217.9 million, or 43%, from the 2021 Quarter and our total costs and expenses (excluding the gain on sale of assets) as presented on the Unaudited Condensed Consolidated Statements of Operations increased $186.8 million, or 39%, between the two periods. The increase in our operating income during the 2022 Quarter is primarily driven by higher export pricing and corresponding revenues in our Alkali Business, which is included within our sodium mineral and sulfur services segment, and higher revenues in our offshore transportation segment. These increases are partially offset by higher general and administrative costs due to increased transaction costs and higher depreciation, depletion, and amortization expense during the 2022 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion).
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
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $108.83 per barrel in the 2022 Quarter, as compared to $66.07 per barrel in the 2021 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net loss and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our selling prices are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations may have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2022 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2021 Quarter due to favorable ANSAC pricing on our export tons. For additional information, see our segment-by-segment analysis below.
In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of over 95% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 90% of the revenues from our marine inland barges during the 2022 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast, unlike the lighter crude oil and condensates produced from numerous onshore shale plays. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Offshore pipeline transportation	$118,980	$83,106	$189,884	$167,375
Sodium minerals and sulfur services	71,701	38,194	139,076	81,914
Onshore facilities and transportation	11,018	22,368	18,054	43,367
Marine transportation	17,573	8,468	29,710	15,577
Total Segment Margin	$219,272	$152,136	$376,724	$308,233

We define Segment Margin as revenues less product costs, operating expenses and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below). Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. See “Non-GAAP Financial Measures” for further discussion surrounding total Segment Margin.

A reconciliation of Net Income (Loss) Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss) Attributable to Genesis Energy, L.P.	$35,347	$(41,682)	$30,097	$(75,906)
Corporate general and administrative expenses	21,105	12,359	36,826	23,511
Depreciation, depletion, amortization and accretion	76,277	69,684	149,225	138,681
Interest expense	55,959	59,169	111,063	116,998
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	4,160	7,692	10,734	16,548
Other non-cash items(2)	(8,908)	14,683	(12,479)	33,127
Distributions from unrestricted subsidiaries not included in income(3)	32,000	17,500	32,000	35,000
Change in provision for leased items no longer in use	(100)	(6)	(531)	598
Differences in timing of cash receipts for certain contractual arrangements(4)	16,477	6,446	24,707	6,745
Cancellation of debt income(5)	(4,737)	—	(4,737)	—
Loss on debt extinguishment(6)	501	—	501	1,627
Redeemable noncontrolling interest redemption value adjustments(7)	22,620	5,766	30,443	10,557
Gain on sale of asset, net to our ownership interest(8)	(32,000)	—	(32,000)	—
Income tax expense	571	525	875	747
Total Segment Margin	$219,272	$152,136	$376,724	$308,233
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2022 include unrealized losses of $2.3 million and unrealized gains of $3.8 million, respectively from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized gains of $10.7 million and $6.4 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and six months ended June 30, 2021 includes unrealized losses of $14.3 million and $32.8 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The three and six months ended June 30, 2022 include $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. The three and six months ended June 30, 2021 include $17.5 million and $35.0 million in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the final principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit agreement.
(4)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The three and six months ended June 30, 2022 include income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $4.7 million.
(6)The three and six months ended June 30, 2022 include the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period. The six months ended June 30, 2021 include the transaction costs associated with redemption of our 2023 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(7)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature during the 2022 Quarter.
(8)On April 29, 2022, we sold our Independence HUB platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$76,056	$70,153	$136,924	$132,815
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,439	10,567	22,508	20,964
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(20,247)	(19,328)	(37,523)	(37,334)
Distributions from unrestricted subsidiaries(1)	32,000	—	32,000	—
Distributions from equity investments(2)	17,732	21,714	35,975	50,930
Offshore pipeline transportation Segment Margin	$118,980	$83,106	$189,884	$167,375

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	220,498	204,963	198,313	160,940
Poseidon	262,800	265,359	251,872	302,180
Odyssey	100,237	125,170	98,742	131,771
GOPL(3)	8,579	8,646	6,777	7,716
Total crude oil offshore pipelines	592,114	604,138	555,704	602,607

Natural gas transportation volumes (MMBtus/day)	384,330	347,123	328,423	336,456

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS(5)	141,119	204,963	126,920	160,940
Poseidon	168,192	169,830	161,198	193,395
Odyssey	29,069	36,299	28,635	38,214
GOPL(3)	8,579	8,646	6,777	7,716
Total crude oil offshore pipelines	346,959	419,738	323,530	400,265

Natural gas transportation volumes (MMBtus/day)	119,376	108,695	105,625	105,614
(1)Offshore pipeline transportation Segment Margin for the three and six months ended June 30, 2022 includes distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32.0 million associated with the sale of our 80% owned platform asset.
(2)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2022 and 2021, respectively.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest through the year, including changes in ownership interest, multiplied by the relevant throughput over the given year.
(5)On November 17, 2021, we divested a 36% minority interest in our CHOPS pipeline. The volumes for the three and six months ended June 30, 2022 represent our 64% net ownership and the volumes presented for the three and six months ended June 30, 2021 represent our 100% ownership during that period.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Offshore pipeline transportation Segment Margin for the 2022 Quarter increased $35.9 million, or 43%, from the 2021 Quarter primarily as a result of: (i) distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of

$32 million for the sale of our 80% owned platform asset; (ii) increased crude oil and natural gas activity and associated revenues during the 2022 Quarter, primarily as a result of first oil being achieved on April 12, 2022 at the King’s Quay floating production system; and (iii) contractual minimum volume commitments (“MVCs”) at King’s Quay and Argos that began in the 2022 Quarter and contributed to our reported Segment Margin.
The King’s Quay floating production system, which is supporting the Khaleesi, Mormont and Samurai field developments, is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. While the volumes during the 2022 Quarter from King’s Quay were below the contracted MVCs, we were still able to recognize our MVCs in Segment Margin. We expect King’s Quay to ramp up to its design capacity over the remainder of the year as the operator brings the remaining wells on-line. In addition, we have contractual MVCs that began in the 2022 Quarter associated with the Argos floating production system (which supports the Mad Dog 2 development), and are included in our reported Segment Margin during the 2022 Quarter. Argos is anticipated to have first oil in the second half of 2022. These increases more than offset the effects from our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Offshore pipeline transportation Segment Margin for the first six months of 2022 increased $22.5 million, or 13%, from the first six months of 2021 primarily due to: (i) distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32 million for the sale of our 80% owned platform asset, and (ii) increased crude oil and natural gas activity, primarily from first oil achievement at King’s Quay on April 12, 2022, as well as MVCs associated with both King’s Quay and Argos as discussed above. These increases were partially offset by an increased level of downtime during 2022, specifically in the first quarter, that was primarily a result of unplanned operational maintenance associated with one of our lateral pipelines that also impacted volumes on our main pipeline downstream of it, which was remedied in the first quarter of 2022, and incremental producer downtime. Lastly, the 2022 period was impacted, relative to the 2021 period, by our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Volumes sold:
NaHS volumes (Dry short tons “DST”)	35,633	28,052	67,802	56,854
Soda Ash volumes (short tons sold)	772,141	772,132	1,516,929	1,534,952
NaOH (caustic soda) volumes (DST)	22,073	21,124	42,797	41,386

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$52,184	$30,134	$93,812	$60,270
NaOH (caustic soda) revenues	16,666	9,799	30,677	18,206
Revenues associated with Alkali Business	219,032	173,779	422,691	341,103
Other revenues	2,572	893	4,453	1,823
Total external segment revenues, excluding non-cash revenues(1)	$290,454	$214,605	$551,633	$421,402

Segment Margin (in thousands)	$71,701	$38,194	$139,076	$81,914

Average index price for NaOH per DST(2)	$1,077	$755	$1,024	$702
(1)Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2)Source: IHS Chemical.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Sodium minerals and sulfur services Segment Margin for the 2022 Quarter increased $33.5 million, or 88%, from the 2021 Quarter primarily due to higher export pricing in our Alkali Business and increased volumes and pricing in our refinery services business. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued application of soda ash in everyday end use products and in products such as solar panels and lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand, combined with flat or even slightly declining supply of natural soda ash in the near term, has tightened the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during the 2022 Quarter from our Alkali Business. We expect to continue to see this favorable price environment throughout 2022 and until there are significant changes to the supply level entering the market. To take advantage of the existing market conditions, we made the decision and are still on schedule to re-start our original Granger production facility and its roughly 500,000 tons of annual production in the first quarter of 2023 in advance of the completion of the Granger Optimization Project (“GOP”), which represents an incremental 750,000 tons of annual production, and is expected to have first production in the third quarter of 2023. In our refinery services business, we had an increase in NaHS sales volumes and the corresponding pricing of these sales volumes in the 2022 Quarter due to an increase in demand from our mining customers, primarily in South America, as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition. Additionally, during the 2022 Quarter, we were able to leverage our multi-faceted supply and terminal sites in our refinery services business to capitalize on incremental spot volumes as certain of our competitors experienced supply challenges.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Sodium minerals and sulfur services Segment Margin for the first six months of 2022 increased $57.2 million, or 70%, from the first six months of 2021 primarily due to higher export pricing in our Alkali business and increased volumes and pricing in our refinery services business. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued application of soda ash in everyday end use products and in products such as solar panels and lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand, combined with flat or even slightly declining supply of natural soda ash in the near term, has tightened the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during 2022 from our Alkali Business. In our refinery services business, we had an increase in NaHS sales volumes and the corresponding pricing of these sales volumes in 2022 due to an increase in demand from our mining and pulp and paper customers as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$234,777	$136,148	$448,421	$314,710
Crude oil pipeline tariffs and revenues	8,025	8,902	15,359	18,877
Distributions from unrestricted subsidiaries not included in income(1)	—	17,500	—	35,000
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(217,711)	(124,383)	(417,716)	(286,367)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(16,573)	(15,431)	(32,342)	(30,697)
Other	2,500	(368)	4,332	(8,156)
Segment Margin	$11,018	$22,368	$18,054	$43,367

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas(2)	93,739	84,551	81,604	58,800
Jay	6,663	7,933	6,788	8,356
Mississippi	6,233	5,327	5,989	5,213
Louisiana(3)	51,422	46,319	41,457	54,821
Onshore crude oil pipelines total	158,057	144,130	135,838	127,190

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	22,060	20,653	22,968	26,028
Rail unload volumes	25,680	3,556	14,156	21,803
(1)The three and six months ended June 30, 2021 includes total cash payments received of $17.5 million and $35.0 million, respectively, not included in income from the NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit agreement.
(2)Our Texas pipeline and infrastructure is a destination point for many pipeline systems in the Gulf of Mexico, including the CHOPS pipeline. Volumes during the six months ended June 30, 2021 were impacted as a result of the CHOPS pipeline being out of service from August 26, 2020 to February 4, 2021.
(3)Total daily volume for the three and six months ended June 30, 2022 includes 29,469 and 29,097 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and six months ended June 30, 2021 includes 39,875 and 32,397 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Onshore facilities and transportation Segment Margin for the 2022 Quarter decreased $11.4, or 51%, from the 2021 Quarter. This decrease is primarily due to the 2021 Quarter including cash receipts of $17.5 million associated with our previously owned NEJD pipeline. The last principal payment associated with our previously owned NEJD pipeline was received in the fourth quarter of 2021. This decrease was partially offset by higher rail unload and pipeline volumes, primarily associated with our assets in the Baton Rouge corridor. Our increase in rail volumes was a result of our main customer sourcing volumes to replace international volumes that were impacted by certain geopolitical events and we expect these volumes to continue into the third quarter of 2022. Additionally, we had higher volumes on our Texas pipeline, which is a destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Onshore facilities and transportation Segment Margin for the first six months of 2022 decreased $25.3 million, or 58% primarily due to the first six months of 2021 including cash receipts of approximately $35 million associated with our previously owned NEJD pipeline. This decrease was partially offset by higher contributions to Segment Margin from our pipeline, rail, and terminal assets in the Baton Rouge corridor. While the volumes were lower during 2022 compared to 2021, our main customer utilized prepaid transportation credits during 2021, which were fully utilized by the end of 2021.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues (in thousands):
Inland freight revenues	$26,196	$18,231	$47,232	$35,746
Offshore freight revenues	23,953	16,504	42,891	31,030
Other rebill revenues(1)	26,171	12,891	41,971	21,181
Total segment revenues	$76,320	$47,626	$132,094	$87,957

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$58,747	$39,158	$102,384	$72,380

Segment Margin (in thousands)	$17,573	$8,468	$29,710	$15,577

Fleet Utilization:(2)
Inland Barge Utilization	99.6%	81.2%	95.0%	76.6%
Offshore Barge Utilization	97.9%	96.8%	97.3%	96.3%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Marine transportation Segment Margin for the 2022 Quarter increased $9.1 million, or 108%, from the 2021 Quarter. This increase is primarily attributable to higher utilization and day rates in our inland business and higher day rates in our offshore business, including the M/T American Phoenix, during the 2022 Quarter. We have continued to see an increase in demand and utilization of our vessels as refinery utilization has increased and the supply of like maritime equipment is tight due to net equipment retirements. While we have continued to see increases in our day rates from both the 2021 Quarter and sequentially from the first quarter of 2022, we have continued to enter into short term contracts (less than a year) in the inland and offshore markets, including the M/T American Phoenix, because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows. Additionally, during July 2022, the M/T American Phoenix went into her planned mandatory 30-45 day regulatory dry-dock and we have contracted her for four months beginning in September 2022 with an investment grade customer at a rate of meaningfully higher than the 2022 Quarter rate.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Marine transportation Segment Margin for the first six months of 2022 increased $14.1 million, or 91%, from the first six months of 2021. This increase is primarily attributable to higher utilization and day rates in our inland business and higher day rates in our offshore business, including the M/T American Phoenix, during the 2022 Quarter. While we have continued to see increases in our day rates from 2021 and throughout 2022, we have continued to enter into short term contracts (less than a year) in the inland and offshore markets, including the M/T American Phoenix, because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows.

Other Costs, Interest and Income Taxes

    General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$13,004	$10,368	$24,956	$19,789
Segment	895	1,036	1,854	2,087
Long-term incentive compensation expense	1,436	882	3,035	1,962
Third party costs related to business development activities and growth projects	5,330	621	5,942	735
Total general and administrative expenses	$20,665	$12,907	$35,787	$24,573
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Total general and administrative expenses for the 2022 Quarter increased by $7.8 million primarily due to higher third party costs related to business development activities and growth projects as a result of the issuance of our Alkali senior secured notes and related sale of the ORRI Interests. We also incurred third party costs in the 2022 Quarter associated with the divestiture of our previously owned Independence Hub platform. Additionally, we had increased corporate general and administrative expenses during the 2022 Quarter.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Total general and administrative expenses for the first six months of 2022 increased by $11.2 million primarily due to higher third party costs related to business development activities and growth projects as a result of the issuance of our Alkali senior secured notes and related sale of the ORRI Interests. We also incurred third party costs in the 2022 Quarter associated with the divestiture of our previously owned Independence Hub platform. Additionally, we had increased corporate general and administrative expenses during the first six months of 2022.

Depreciation, depletion and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and depletion expense	$70,947	$64,852	$137,717	$128,466
Amortization expense	2,726	2,689	5,462	5,361
Total depreciation, depletion and amortization expense	$73,673	$67,541	$143,179	$133,827
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Total depreciation, depletion and amortization expense for the 2022 Quarter increased by $6.1 million. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the 2021 Quarter.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Total depreciation, depletion and amortization expense for the first six months of 2022 increased by $9.4 million. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the first six months of 2021.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$1,680	$5,812	$3,627	$13,243
Interest expense, Alkali senior secured notes	3,105	—	3,105	—
Interest expense, senior unsecured notes	52,980	51,859	106,059	100,194
Amortization of debt issuance costs, premium and discount	2,116	2,255	4,151	4,970
Capitalized interest	(3,922)	(757)	(5,879)	(1,409)
Interest expense, net	$55,959	$59,169	$111,063	$116,998

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Net interest expense for the 2022 Quarter decreased by $3.2 million primarily due to lower interest on our senior secured credit facility and higher capitalized interest. The decrease in interest expense associated with our senior secured credit facility is primarily due to a lower outstanding balance throughout the 2022 Quarter as a result of: (i) the proceeds we received from the additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021; (ii) the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021; and (iii) the excess proceeds we received from the issuance of our Alkali senior secured notes in May 2022, all of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during the 2022 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
This decrease was offset by increased interest expense associated with our Alkali senior secured notes due 2042 that were issued during May 2022, which bear interest at 5.875%.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Net interest expense for the first six months of 2022 decreased by $5.9 million primarily due to lower interest on our senior secured credit facility. The decrease in interest expense associated with our senior secured credit facility is primarily due to a lower outstanding balance throughout the 2022 Quarter as a result of: (i) the proceeds we received from the additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021; (ii) the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021; and (iii) the excess proceeds we received from the issuance of our Alkali senior secured notes in May 2022, all of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during the 2022 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
This decrease was offset by increased interest expense associated with our senior unsecured notes as a result of our additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021, which bears interest at 8% and issuance of our Alkali senior secured notes due 2042 on May 17, 2022, which bear interest at 5.875%.

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

Liquidity and Capital Resources
General
On April 8, 2021, we entered into our credit agreement, which initially provided for a $950 million senior secured credit facility, comprised of our Revolving Loan with a borrowing capacity of $650 million and our Term Loan with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the Revolving Loan by an additional $200 million subject to lender consent and certain other customary conditions. Our Term Loan was paid off in full on November 17, 2021 with a portion of the gross proceeds of $418 million received from the sale of a 36% minority interest in CHOPS. Our credit agreement matures on March 15, 2024, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes. The additional $250 million of notes have identical terms as (other than with respect to issue price) and constitute part of the same series as our 2027 Notes and the net proceeds from this additional offering were used for general partnership purposes, including repaying a portion of the revolving borrowings outstanding under our Revolving Loan.
On May 17, 2022, Genesis Energy, L.P., through its newly created indirect unrestricted subsidiary, GA ORRI, issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 to certain institutional investors, secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Company’s Alkali Business trona mineral leases. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We make quarterly interest payments on our Alkali senior secured notes until March 2024, at which time we begin making principal payments through the maturity date. We used a portion of net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units and utilized the remainder to repay a portion of the outstanding borrowings under our Revolving Loan. The redemption of our Alkali Holdings preferred units, which carried an implied interest rate of 12-13%, and the issuance of our Alkali senior secured notes with a coupon rate of 5.875%, has allowed us to simplify and our capital structure and lower our cost of capital, provide us additional flexibility under our Revolving Loan, and remove any risk of refinancing our Alkali Holdings preferred units that were initially due in 2026.
The successful completion of our credit agreement (including its extended maturity and leverage flexibility), the refinancing of our previously held 2023 Notes and the sale of a minority interest in CHOPS has resulted in no scheduled maturities of long-term debt until 2024 and has provided us a significant amount of available borrowing capacity under our Revolving Loan, subject to compliance with the covenants in our credit agreement, to, amongst other things, utilize for the remaining growth capital expenditures associated with the Granger expansion and our offshore growth projects discussed in further detail below. We also received $40 million, or $32 million net to our ownership interests, for the sale of our 80% owned Independence Hub platform which allowed us to further increase our borrowing capacity as we move forward into the second half of 2022 and beyond. The available borrowing capacity under our Revolving Loan at June 30, 2022 is $610.9 million.
We anticipate that our future internally-generated funds and the funds available under our credit agreement will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, borrowing availability under our senior secured credit facility, proceeds from the sale of non-core assets, the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances and the proceeds from issuances of equity (common and preferred) and senior unsecured or secured notes.
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

At June 30, 2022, our long-term debt totaled approximately $3.3 billion, consisting of $34.6 million outstanding under our senior secured credit facility (including $14.3 million borrowed under the inventory sublimit tranche), $2.9 billion of senior unsecured notes, net and $402.2 million of Alkali senior secured notes, net, which are secured by the ORRI Interests. Our senior unsecured notes, net balance is comprised of $339.5 million carrying amount due June 2024, $531.0 million carrying amount due October 2025, $341.4 million carrying amount due May 2026, $994.2 million carrying value due January 2027 and $682.4 million carrying amount due February 2028. We remain focused on continuing to reduce our leverage.
On September 23, 2019, we announced the GOP. We entered into agreements with BXC for the purchase of up to approximately $350 million of Alkali Holdings preferred units. The proceeds received from BXC to date have been utilized to fund a portion of the anticipated cost of the GOP. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. On May 17, 2022, utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes, we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million. As of June 30, 2022, there were no Alkali Holdings preferred units outstanding and we plan to fund the remaining capital expenditures associated with the GOP internally.
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

Net cash flows provided by our operating activities for the six months ended June 30, 2022 were $158.3 million compared to $188.2 million for the six months ended June 30, 2021. The decrease in cash flow from operating activities is primarily attributable to changes in working capital between the two periods with the primary difference related to higher interest payments and changes in our inventory positions during 2022 compared to 2021. See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding the timing of our interest payments. These changes were partially offset by an increase in our operations and reported Segment Margin during the 2022 Quarter.
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

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$3,776	$7,371
Sodium minerals and sulfur services assets	25,176	16,032
Marine transportation assets	14,129	22,871
Onshore facilities and transportation assets	867	3,453
Information technology systems and corporate assets	2,244	190
Total maintenance capital expenditures	46,192	49,917
Growth capital expenditures:
Offshore pipeline transportation assets	74,708	23,578
Sodium minerals and sulfur services assets	40,070	74,566
Marine transportation assets	—	—
Onshore facilities and transportation assets	—	133
Information technology systems and corporate assets	4,433	4,211
Total growth capital expenditures	119,211	102,488
Total capital expenditures for fixed and intangible assets	165,403	152,405
Capital expenditures related to equity investees	2,976	—
Total capital expenditures	$168,379	$152,405

Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019, we announced the GOP. The anticipated completion date of the project is the third quarter of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP internally.
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
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our Revolving Loan and our recurring cash flows from operations, which we anticipate to increase throughout 2022 and into 2023 as a result of increased offshore volumes from King’s Quay and Argos, favorable export pricing in our Alkali Business, and the restart of our original and expanded Granger facility in 2023.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during 2022 primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On May 13, 2022, we paid a distribution of $0.15 per unit related to the first quarter of 2022. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on May 13, 2022 to unitholders holders of record at the close of business April 29, 2022.
On July 12, 2022, we announced the distribution of $0.15 per common unit totaling $18.4 million with respect to the 2022 Quarter and a distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 12, 2022 to unitholders of record at the close of business on July 29, 2022. Information on our recent distribution history is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
Guarantor Summarized Financial Information
Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings and certain other subsidiaries. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 9 for additional information regarding our consolidated debt obligations.
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
On May 17, 2022, we entered into our credit agreement amendment, which designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under our credit agreement. In addition, the credit agreement amendment re-designated Genesis Alkali Holdings Company LLC, Genesis Alkali Holdings, LLC, Genesis Alkali, LLC and Genesis Alkali Wyoming, LP (the subsidiary entities that own our Alkali Business, other than the ORRI Interests) as restricted entities and guarantors of our credit agreement. On May 17, we designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries and reclassified the entities that originally held our Alkali Business as restricted subsidiaries under the indentures governing our senior unsecured notes. The Alkali Business was historically presented as non-guarantor subsidiaries and because of such designation will now be presented as guarantor subsidiaries. The changes made did not impact the Company’s previously reported consolidated net operating results, financial position, or cash flows.
The summarized financial information for Genesis Energy, L.P. and the Guarantor Subsidiaries on a combined basis have been retrospectively adjusted to reflect these updates to our guarantor subsidiaries as though the Alkali Business had been presented as guarantor subsidiaries in the periods presented.
The following is the summarized financial information for Genesis Energy, L.P. and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions, which includes related receivable and payable balances, and the investment in and equity earnings from the Non-Guarantor Subsidiaries.

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
June 30, 2022
ASSETS:
Current assets	$561,927
Fixed assets and mineral leaseholds, net	3,581,435
Non-current assets	879,855

LIABILITIES AND CAPITAL:(1)
Current liabilities	489,014
Non-current liabilities	3,369,313
Class A Convertible Preferred Units	790,115

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Six Months Ended June 30, 2022
Revenues	$1,296,155
Operating costs	1,205,840
Operating income	90,315
Income before income taxes	20,038
Net income(1)	19,180
Less: Accumulated distributions to Class A Convertible Preferred Units	(37,368)
Net loss attributable to common unitholders	(18,188)
(1)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
Excluded from non-current assets in the table above is $8.2 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of June 30, 2022.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$35,347	$(41,682)
Income tax expense	571	525
Depreciation, depletion, amortization and accretion	76,277	69,684
Plus (minus) Select Items, net	51,351	47,440
Maintenance capital utilized(1)	(14,150)	(13,300)
Cash tax expense	(150)	(195)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments(2)	22,620	5,766
Gain on sale of asset, net to our ownership interest(3)	(32,000)	—
Available Cash before Reserves	$121,182	$49,554
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2022 Quarter and 2021 Quarter were $24.3 million and $23.8 million, respectively.
(2)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature during the 2022 Quarter.
(3)On April 29, 2022, we sold our Independence HUB platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.
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

		Three Months Ended June 30,
		2022	2021
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$16,477	$6,446
	Distribution from unrestricted subsidiaries not included in income(2)	32,000	17,500
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	(8,319)	14,750
	Loss on debt extinguishment	501	—
	Adjustment regarding equity investees(4)	4,160	7,692
	Other	(589)	(67)
	Sub-total Select Items, net	44,230	46,321
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(5)	5,330	621
	Other	1,791	498
	Total Select Items, net(6)	$51,351	$47,440
(1)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)The 2022 Quarter includes $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. We received the last principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit facility.
(3)The 2022 Quarter includes unrealized losses of $2.3 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized gain of $10.7 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The 2021 Quarter includes an unrealized loss of $14.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(4)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5)Represents transaction costs relating to certain merger, acquisition, divestiture, transition, and financing transactions incurred in advance of the associated transaction.
(6)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
To help evaluate our business, we use the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net Income (Loss) attributable Genesis Energy, L.P. to total Segment Margin is also included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 12 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events (including the war in Ukraine), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
•our ability to successfully execute our business and financial strategies;
•our ability to continue to realize cost savings from our cost saving measures;
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting as we did not effectively operate control activities to reach the appropriate conclusion on the accounting treatment for certain revenue contract amendments executed during the second quarter of 2022. Solely as a result of this material weakness, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report. This material weakness did not, however, result in a misstatement to the reported consolidated financial statements, and notwithstanding the material weakness, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In order to address the material weakness described above, our management intends to implement a remediation plan to address the control deficiency that led to this material weakness, including plans for additional review procedures, enhancements in the relevant accounting processes and continuing education associated with the review of revenue contracts to evaluate, resolve and document the proper accounting in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
	3.2
Amendment to the Certificate of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-12295).

	3.3
Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

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

	3.6
Certificate of Conversion of Genesis Energy, Inc. a Delaware corporation, into Genesis Energy, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 7, 2009, File No. 001-12295).

	3.7
Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 7, 2009, File No. 001-12295).

	3.8
Second Amended and Restated Limited Liability Company Agreement of Genesis Energy, LLC dated December 28, 2010 (incorporated by reference to Exhibit 5.2 to the Company’s Current Report on Form 8-K dated January 3, 2011, File No. 001-12295).

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
Seventeenth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee.

*	4.3
Seventeenth Supplemental Indenture for 6.50% Senior Notes due 2025, 6.250% Senior Notes due 2026, 7.750% Senior Notes due 2028, and 8.0% Senior Notes due 2027, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee.

*	10.1
Second Amendment and Consent to Fifth Amended and Restated Credit Agreement, dated as of May 17, 2022, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 2, 2022	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)