Form 10-Q
period 2022-09-30
GENESIS ENERGY LP
filed 2022-10-27
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12295

GENESIS ENERGY, L.P.
(Exact name of registrant as specified in its charter)

Delaware				76-0513049
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

811 Louisiana, Suite 1200,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of October 26, 2022.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,848	$19,987
Restricted cash	18,637	5,005
Accounts receivable - trade, net	575,927	400,334
Inventories	92,907	77,958
Other	33,111	39,200
Total current assets	726,430	542,484
FIXED ASSETS, at cost	5,731,630	5,464,040
Less: Accumulated depreciation	(1,711,306)	(1,551,855)
Net fixed assets	4,020,324	3,912,185
MINERAL LEASEHOLDS, net of accumulated depletion	546,175	549,005
EQUITY INVESTEES	285,417	294,050
INTANGIBLE ASSETS, net of amortization	127,201	127,063
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	128,288	140,796
OTHER ASSETS, net of amortization	33,745	38,259
TOTAL ASSETS	$6,169,539	$5,905,801
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$378,367	$264,316
Accrued liabilities	266,950	232,623
Total current liabilities	645,317	496,939
SENIOR SECURED CREDIT FACILITY	120,200	49,000
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	2,854,874	2,930,505
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	402,254	—
DEFERRED TAX LIABILITIES	15,307	14,297
OTHER LONG-TERM LIABILITIES	373,397	434,925
Total liabilities	4,411,349	3,925,666

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at September 30, 2022 and December 31, 2021	891,909	790,115
Redeemable noncontrolling interests, no units issued and outstanding at September 30, 2022 and 246,394 preferred units issued and outstanding December 31, 2021	—	259,568

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at September 30, 2022 and December 31, 2021	562,373	641,313
Accumulated other comprehensive loss	(5,242)	(5,607)
Noncontrolling interests	309,150	294,746
Total partners’ capital	866,281	930,452
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,169,539	$5,905,801
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Offshore pipeline transportation	$89,805	$69,479	$239,958	$207,084
Sodium minerals and sulfur services	312,681	237,651	916,963	702,025
Marine transportation	77,795	48,716	209,889	136,673
Onshore facilities and transportation	240,967	162,975	708,110	498,113
Total revenues	721,248	518,821	2,074,920	1,543,895
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	213,680	129,498	630,985	414,933
Onshore facilities and transportation operating costs	17,697	15,792	50,276	47,887
Marine transportation operating costs	63,074	39,782	165,726	111,986
Sodium minerals and sulfur services operating costs	235,308	196,656	699,847	578,058
Offshore pipeline transportation operating costs	25,410	21,080	74,785	63,060
General and administrative	17,038	14,371	52,825	38,944
Depreciation, depletion and amortization	73,946	67,148	217,125	200,975
Gain on sale of asset	—	—	(40,000)	—
Total costs and expenses	646,153	484,327	1,851,569	1,455,843
OPERATING INCOME	75,095	34,494	223,351	88,052
Equity in earnings of equity investees	13,236	10,301	40,252	45,183
Interest expense	(57,710)	(59,940)	(168,773)	(176,938)
Other income (expense)	(21,388)	1,741	(10,758)	(34,169)
Income (loss) from operations before income taxes	9,233	(13,404)	84,072	(77,872)
Income tax expense	(660)	(423)	(1,535)	(1,170)
NET INCOME (LOSS)	8,573	(13,827)	82,537	(79,042)
Net loss (income) attributable to noncontrolling interests	(5,188)	10	(18,612)	(124)
Net income attributable to redeemable noncontrolling interests	—	(7,082)	(30,443)	(17,639)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$3,385	$(20,899)	$33,482	$(96,805)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(56,052)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(15,299)	$(39,583)	$(22,570)	$(152,857)
NET LOSS PER COMMON UNIT (Note 11):
Basic and Diluted	$(0.12)	$(0.32)	$(0.18)	$(1.25)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$8,573	$(13,827)	$82,537	$(79,042)
Other comprehensive income:
Amortization of prior year service cost	122	122	365	365
Total Comprehensive income (loss)	8,695	(13,705)	82,902	(78,677)
Comprehensive loss (income) attributable to noncontrolling interests	(5,188)	10	(18,612)	(124)
Comprehensive income attributable to redeemable noncontrolling interests	—	(7,082)	(30,443)	(17,639)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$3,507	$(20,777)	$33,847	$(96,440)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541
Net income	—	3,385	5,188	—	8,573
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(6,324)	—	(6,324)
Cash contributions from noncontrolling interests	—	—	10,440	—	10,440
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2022	122,579	$562,373	$309,150	$(5,242)	$866,281

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, June 30, 2021	122,579	$679,278	$(594)	$(9,122)	$669,562
Net loss	—	(20,899)	(10)	—	(20,909)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash contributions from noncontrolling interests	—	—	172	—	172
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, September 30, 2021	122,579	$621,308	$(432)	$(9,000)	$611,876

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income	—	33,482	18,612	—	52,094
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(24,656)	—	(24,656)
Cash contributions from noncontrolling interests	—	—	19,239	—	19,239
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners' capital, September 30, 2022	122,579	$562,373	$309,150	$(5,242)	$866,281
	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net income (loss)	—	(96,805)	124	—	(96,681)
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Cash contributions from noncontrolling interests	—	—	557	—	557
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners' capital, September 30, 2021	122,579	$621,308	$(432)	$(9,000)	$611,876

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,537	$(79,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	217,125	200,975
Gain on sale of asset	(40,000)	—
Amortization and write-off of debt issuance costs, premium and discount	7,110	9,242
Payments received under previously owned direct financing leases	—	52,500
Equity in earnings of investments in equity investees	(40,252)	(45,183)
Cash distributions of earnings of equity investees	41,496	44,747
Non-cash effect of long-term incentive compensation plans	10,835	5,111
Deferred and other tax liabilities	1,010	630
Unrealized losses on derivative transactions	15,726	30,729
Cancellation of debt income	(8,619)	—
Other, net	14,203	16,191
Net changes in components of operating assets and liabilities (Note 14)	(48,576)	6,457
Net cash provided by operating activities	252,595	242,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(303,789)	(217,972)
Cash distributions received from equity investees - return of investment	14,737	24,126
Investments in equity investees	(5,441)	(129)
Proceeds from asset sales	40,281	223
Net cash used in investing activities	(254,212)	(193,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	697,000	553,100
Repayments on senior secured credit facility	(625,800)	(763,800)
Net proceeds from issuance of Alkali senior secured notes (Note 9)	408,000	—
Redemption of preferred units (Note 10)	(288,629)	—
Proceeds from issuance of senior unsecured notes (Note 9)	—	259,375
Net proceeds from issuance of preferred units	—	93,100
Repayment of senior unsecured notes (Note 9)	(72,241)	(80,859)
Debt issuance costs	(6,019)	(12,208)
Contributions from noncontrolling interests	19,239	557
Distributions to noncontrolling interests	(24,656)	—
Distributions to common unitholders	(55,161)	(55,161)
Distributions to Class A Convertible Preferred unitholders	(56,052)	(56,052)
Other, net	5,429	1,821
Net cash provided by (used in) financing activities	1,110	(60,127)
Net decrease in cash, cash equivalents and restricted cash	(507)	(11,522)
Cash, cash equivalents and restricted cash at beginning of period	24,992	27,018
Cash, cash equivalents and restricted cash at end of period	$24,485	$15,496
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
2. Recent Accounting Developments
Recent and Proposed Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. On May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement (defined in Note 9), which among other things, replaced our existing LIBOR rate based borrowings with the Term SOFR rate, which is based on the Secured Overnight Financing Rate (“SOFR”) borrowings. The impact to our senior secured credit facility and related interest expense upon transition to SOFR did not have a material impact on our Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022. Refer to Note 9 for more details.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$89,805	$—	$77,795	$20,177	$187,777
Product Sales	—	290,620	—	220,790	511,410
Refinery Services	—	22,061	—	—	22,061
	$89,805	$312,681	$77,795	$240,967	$721,248

	Three Months Ended September 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$69,479	$—	$48,716	$26,603	$144,798
Product Sales	—	210,997	—	136,372	347,369
Refinery Services	—	26,654	—	—	26,654
	$69,479	$237,651	$48,716	$162,975	$518,821
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$239,958	$—	$209,889	$54,280	$504,127
Product Sales	—	837,335	—	653,830	1,491,165
Refinery Services	—	79,628	—	—	79,628
	$239,958	$916,963	$209,889	$708,110	$2,074,920

	Nine Months Ended September 30, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$207,084	$—	$136,673	$69,173	$412,930
Product Sales	—	628,209	—	428,940	1,057,149
Refinery Services	—	73,816	—	—	73,816
	$207,084	$702,025	$136,673	$498,113	$1,543,895

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products. During the

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
three and nine months ended September 30, 2021, we recorded immaterial amounts of revenue associated with prior periods of approximately $10.7 million and $8.2 million, respectively, of which the majority was noncash.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2021 and September 30, 2022:

	Contract Assets	Contract Liabilities
	Current Assets- Other	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2021	$13,563	$2,619	$19,028
Balance at September 30, 2022	—	16,662	35,602
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2022. We are exempt from disclosing performance obligations with a duration of one year or less, revenue recognized related to performance obligations where the consideration corresponds directly with the value provided to customers and contracts with variable consideration that is allocated wholly to an unsatisfied performance obligation or promise to transfer a good or service that is part of a series in accordance with ASC 606.
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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2022	$19,314	$1,800
2023	67,941	7,200
2024	60,970	1,800
2025	64,292	—
2026	45,834	—
Thereafter	57,748	—
Total	$316,099	$10,800

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
Operating Leases
During the three and nine months ended September 30, 2022 and 2021, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, which is included in our marine transportation segment. Our lease revenues for this arrangement (inclusive of fixed and variable consideration) were $1.8 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $10.5 million and $11.4 million for the nine months ended September 30, 2022 and 2021, respectively.
5. Inventories
The major components of inventories were as follows:

	September 30, 2022	December 31, 2021
Petroleum products	$3,054	$998
Crude oil	15,451	11,834
Caustic soda	11,636	5,690
NaHS	18,236	17,040
Raw materials - Alkali operations	6,672	7,599
Work-in-process - Alkali operations	8,299	7,496
Finished goods, net - Alkali operations	14,281	13,681
Materials and supplies, net - Alkali operations	15,278	13,620
Total	$92,907	$77,958

Inventories are valued at the lower of cost or net realizable value. As of September 30, 2022 and December 31, 2021, the net realizable value of inventories were below cost by $2.4 million and $2.0 million, respectively, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2022	December 31, 2021
Crude oil and natural gas pipelines and related assets	$2,840,829	$2,839,443
Alkali facilities, machinery and equipment	688,569	670,880
Onshore facilities, machinery and equipment	269,249	269,245
Transportation equipment	22,032	21,106
Marine vessels	1,013,713	1,018,284
Land, buildings and improvements	229,202	227,540
Office equipment, furniture and fixtures	27,066	23,965
Construction in progress	599,802	350,137
Other	41,168	43,440
Fixed assets, at cost	5,731,630	5,464,040
Less: Accumulated depreciation	(1,711,306)	(1,551,855)
Net fixed assets	$4,020,324	$3,912,185
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2022	December 31, 2021
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(19,844)	(17,014)
Mineral leaseholds, net of accumulated depletion	$546,175	$549,005

Our depreciation and depletion expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$70,328	$63,482	$206,111	$190,332
Depletion expense	896	959	2,830	2,575
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2021:

ARO liability balance, December 31, 2021	$220,906
Accretion expense	10,175
Changes in estimate	3,189
Settlements	(12,267)
ARO liability balance, September 30, 2022	$222,003

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2022 and December 31, 2021, $28.8 million and $36.3 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of September 30, 2022 and December 31, 2021 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

Remainder of	2022	$2,909
	2023	$10,640
	2024	$9,827
	2025	$10,532
	2026	$8,281
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2022 and December 31, 2021 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
7. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2022 and December 31, 2021, the unamortized excess cost amounts totaled $309.2 million and $319.9 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Genesis’ share of operating earnings	$16,802	$14,174	$50,950	$56,801
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,873)	(10,698)	(11,618)
Net equity in earnings	$13,236	$10,301	$40,252	$45,183
Distributions received(1)	$18,483	$17,443	$56,233	$68,873
(1) Includes distributions attributable to the period and received during or promptly following such period.
The following tables present the unaudited balance sheets and statements of operations information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”) (which we own 64% of and is our most significant equity investment):

	September 30, 2022	December 31, 2021
BALANCE SHEETS DATA:
Assets
Current assets	$27,448	$17,827
Fixed assets, net	150,416	160,379
Other assets	11,958	6,186
Total assets	$189,822	$184,392
Liabilities and equity
Current liabilities	$12,667	$7,668
Other liabilities	234,401	231,970
Equity (Deficit)	(57,246)	(55,246)
Total liabilities and equity	$189,822	$184,392

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
STATEMENTS OF OPERATIONS DATA:
Revenues	$38,322	$27,262	$104,891	$103,432
Operating income	$27,731	$18,762	$75,540	$75,559
Net income	$25,502	$17,718	$70,850	$72,473

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
8. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$634	$166	$800	$607	$193
Offshore pipeline contract intangibles	158,101	59,635	98,466	158,101	53,394	104,707
Other	45,811	17,242	28,569	37,933	15,770	22,163
Total	$204,712	$77,511	$127,201	$196,834	$69,771	$127,063

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets	$2,575	$2,575	$7,740	$7,755
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2022	$3,132
	2023	$12,302
	2024	$11,937
	2025	$11,712
	2026	$11,412

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2022			December 31, 2021
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$120,200	$—	$120,200	$49,000	$—	$49,000
5.625% senior unsecured notes due 2024	341,135	1,464	339,671	341,135	2,106	339,029
6.500% senior unsecured notes due 2025	534,834	3,562	531,272	534,834	4,452	530,382
6.250% senior unsecured notes due 2026	339,310	2,664	336,646	359,799	3,410	356,389
8.000% senior unsecured notes due 2027	981,245	5,325	975,920	1,000,000	6,592	993,408
7.750% senior unsecured notes due 2028	679,360	7,995	671,365	720,975	9,678	711,297
5.875% Alkali senior secured notes due 2042	425,000	22,746	402,254	—	—	—
Total long-term debt	$3,421,084	$43,756	$3,377,328	$3,005,743	$26,238	$2,979,505
(1)    Unamortized debt issuance costs associated with our Revolving Loan, as defined below (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), under our senior secured credit facility were $3.1 million and $4.7 million as of September 30, 2022 and December 31, 2021, respectively.
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
At September 30, 2022, the key terms for rates under our Revolving Loan (which are dependent on our leverage ratio as defined in the credit agreement amendment) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement amendment) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement amendment) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Term SOFR borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2022, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.75% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At September 30, 2022, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2022, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million, subject to lender consent and certain other customary conditions.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2022, we had $120.2 million outstanding under our Revolving Loan, with $11.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at September 30, 2022. Due to the revolving nature of loans under our Revolving Loan, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our Revolving Loan at September 30, 2022 was $525.3 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $49.9 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of September 30, 2022 our liquidity reserve account had a balance of $18.6 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 10) and utilized the remainder to repay a portion of the outstanding borrowings under our credit agreement as well as fund our liquidity reserve account.
Additionally, on May 17, 2022, as noted above, we entered into our credit agreement amendment. This amendment also designated GA ORRI and its direct parent, GA ORRI Holdings, LLC (“GA ORRI Holdings”), as unrestricted subsidiaries under our credit agreement. We also designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under the indentures governing our senior unsecured notes. On May 17, we also reclassified the subsidiaries originally held by our Alkali Business as restricted subsidiaries under our credit agreement and under the indentures governing our senior unsecured notes.
Senior Unsecured Note Transactions
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due on January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. The issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used $316.5 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”) (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility. On January 19, 2021, we redeemed the remaining principal balance outstanding on our 2023 Notes of $80.9 million in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a total loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 Notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other income (expense)” in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
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
During 2022, we repurchased certain of our senior unsecured notes on the open market and recorded cancellation of debt income of $3.9 million and $8.6 million for the three and nine months ended September 30, 2022, respectively. These are recorded within “Other income (expense)” in our Unaudited Consolidated Statements of Operations.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
10. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2022, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At September 30, 2022, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
Distributions
We paid or will pay the following cash distributions to our common unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.15	$18,387
2nd Quarter	August 13, 2021		$0.15	$18,387
3rd Quarter	November 12, 2021		$0.15	$18,387
4th Quarter	February 14, 2022		$0.15	$18,387
2022
1st Quarter	May 13, 2022		$0.15	$18,387
2nd Quarter	August 12, 2022		$0.15	$18,387
3rd Quarter	November 14, 2022	(1)	$0.15	$18,387
(1)This distribution was declared on October 10, 2022 and will be paid to unitholders of record as of October 31, 2022.

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement. Additionally, our Class A Convertible Preferred Units contains a distribution Rate Reset Election (as defined in Note 15), which was elected by the holders of the Class A Convertible Preferred Units on September 29, 2022 (the “election date”). From the date of issuance through the election date, this distribution rate reset was bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period in “Other long-term liabilities” in our Unaudited Condensed Consolidated Balance Sheets. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date. Refer to Note 15 and Note 16 for additional discussion.
As of September 30, 2022, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.
Net Income (Loss) Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period and was reduced by $18.7 million and $56.1 million for the three and nine months ended September 30, 2022 and 2021, respectively.
We paid or will pay the following cash distributions to our Class A Convertible Preferred unitholders in 2021 and 2022:

Distribution For	Date Paid		Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021		$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.7374	$18,684
3rd Quarter	November 12, 2021		$0.7374	$18,684
4th Quarter	February 14, 2022		$0.7374	$18,684
2022
1st Quarter	May 13, 2022		$0.7374	$18,684
2nd Quarter	August 12, 2022		$0.7374	$18,684
3rd Quarter	November 14, 2022	(1)	$0.7374	$18,684
(1)This distribution was declared on October 10, 2022 and will be paid to unitholders of record as of October 31, 2022.
As a result of the one-time Rate Reset Election made by the holders of the Class A Convertible Preferred Units on the election date, the annual distribution rate for the Class A Convertible Preferred Units increased from 8.75% to 11.24%, applicable for future quarterly distributions declared and payable, beginning with the quarter ended December 31, 2022.
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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of September 30, 2022, there were no Alkali Holdings preferred units outstanding.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Net Income Attributable to Genesis Energy, L.P. for the nine months ended September 30, 2022 includes $30.4 million of adjustments, of which $10.0 million was allocated to the paid-in-kind (“PIK”) distributions on the outstanding Alkali Holdings preferred units,$1.9 million, was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units. Net Loss Attributable to Genesis Energy, L.P. for the three and nine months ended September 30, 2021 includes $7.1 million and $17.7 million of adjustments, respectively, of which $5.9 million and $14.9 million, respectively, was allocated to the PIK distributions and $1.2 million and $2.8 million, respectively, was attributable to redemption accretion value adjustments. We elected to pay distributions for the period ended September 30, 2022 in-kind to our Alkali Holdings preferred unitholders.
    The following table shows the change in our redeemable noncontrolling interest balance from December 31, 2021 to September 30, 2022:

Balance as of December 31, 2021	$259,568
Issuance of preferred units, net of issuance costs(1)	5,249
PIK distribution	9,993
Redemption accretion	1,908
Tax distributions(1)	(6,631)
Adjustment to Base Preferred Return Amount	18,542
Redemption of preferred units on May 17, 2022	(288,629)
Balance as of September 30, 2022	$—
(1)During the nine months ended September 30, 2022, we issued 5,356 Alkali Holdings preferred units to BXC to satisfy the Company’s obligation to pay tax distributions.
Noncontrolling Interests
On November 17, 2021, we, through a subsidiary, sold 36% of the membership interests in CHOPS for proceeds of approximately $418 million. We retained 64% of the membership interests in CHOPS and remain the operator of the CHOPS pipeline and its associated assets. We also own an 80% membership interest in Independence Hub, LLC. On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million, of which $8.0 million, or 20%, was attributable and was paid to our noncontrolling interest holders. For the nine months ended September 30, 2022, we recognized a gain of $40.0 million recorded in “Gain on sale of asset” on the Unaudited Condensed Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holders, as the platform asset sold had no book value at the time of the sale. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Net Loss Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three and nine months ended September 30, 2022 and 2021, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Genesis Energy, L.P.	$3,385	$(20,899)	$33,482	$(96,805)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(18,684)	(18,684)	(56,052)	(56,052)
Net loss attributable to common unitholders	$(15,299)	$(39,583)	$(22,570)	$(152,857)

Weighted average outstanding units	122,579	122,579	122,579	122,579

Basic and diluted net loss per common unit	$(0.12)	$(0.32)	$(0.18)	$(1.25)
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended September 30, 2022
Segment Margin(1)	$91,402	$80,067	$9,442	$15,279	$196,190
Capital expenditures(2)	$86,893	$49,452	$848	$14,575	$151,768
Revenues:
External customers	$89,805	$315,334	$238,483	$77,626	$721,248
Intersegment(3)	—	(2,653)	2,484	169	—
Total revenues of reportable segments	$89,805	$312,681	$240,967	$77,795	$721,248
Three Months Ended September 30, 2021
Segment Margin(1)	$76,045	$39,649	$29,145	$9,023	$153,862
Capital expenditures(2)	$3,819	$67,583	$929	$6,886	$79,217
Revenues:
External customers	$69,479	$240,048	$161,296	$47,998	$518,821
Intersegment(3)	—	(2,397)	1,679	718	—
Total revenues of reportable segments	$69,479	$237,651	$162,975	$48,716	$518,821
Nine Months Ended September 30, 2022
Segment Margin(1)	$281,286	$219,143	$27,496	$44,989	$572,914
Capital expenditures(2)	$166,703	$114,698	$3,365	$28,704	$313,470
Revenues:
External customers	$239,958	$924,534	$700,909	$209,519	$2,074,920
Intersegment(3)	—	(7,571)	7,201	370	—
Total revenues of reportable segments	$239,958	$916,963	$708,110	$209,889	$2,074,920
Nine Months Ended September 30, 2021
Segment Margin(1)	$243,420	$121,563	$72,512	$24,600	$462,095
Capital expenditures(2)	$34,768	$158,181	$4,515	$29,757	$227,221
Revenues:
External customers	$207,084	$708,612	$493,852	$134,347	$1,543,895
Intersegment(3)	—	(6,587)	4,261	2,326	—
Total revenues of reportable segments	$207,084	$702,025	$498,113	$136,673	$1,543,895
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	September 30, 2022	December 31, 2021
Offshore pipeline transportation	$2,214,924	$2,103,140
Sodium minerals and sulfur services	2,230,163	2,132,588
Onshore facilities and transportation	974,464	923,064
Marine transportation	692,303	703,030
Other assets	57,685	43,979
Total consolidated assets	$6,169,539	$5,905,801

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to Genesis Energy, L.P.	$3,385	$(20,899)	$33,482	$(96,805)
Corporate general and administrative expenses	18,132	14,878	54,958	38,389
Depreciation, depletion, amortization and accretion	76,301	69,665	225,526	208,346
Interest expense	57,710	59,940	168,773	176,938
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	5,247	7,142	15,981	23,690
Other non-cash items(2)	24,636	(2,526)	12,157	30,601
Distribution from unrestricted subsidiaries not included in income(3)	—	17,500	32,000	52,500
Cancellation of debt income(4)	(3,881)	—	(8,618)	—
Loss on extinguishment of debt(5)	293	—	794	1,627
Differences in timing of cash receipts for certain contractual arrangements(6)	13,775	657	38,482	7,402
Change in provision for leased items no longer in use	(68)	—	(599)	598
Redeemable noncontrolling interest redemption value adjustments(7)	—	7,082	30,443	17,639
Gain on sale of asset, net to our ownership interest(8)	—	—	(32,000)	—
Income tax expense	660	423	1,535	1,170
Total Segment Margin	$196,190	$153,862	$572,914	$462,095
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2022 include an unrealized loss of $25.0 million and $18.6 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2021 include an unrealized gain of $1.7 million and an unrealized loss of $31.0 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The nine months ended September 30, 2022 includes $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. The three and nine months ended September 30, 2021 include $17.5 million and $52.5 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the final principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit agreement.
(4)The three and nine months ended September 30, 2022 includes income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $3.9 million and $8.6 million, respectively.
(5)The three and nine months ended September 30, 2022 includes the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period. The nine months ended September 30, 2021 includes the transaction costs associated with redemption of our 2023 Notes, as well as the write-off of the unamortized issuance costs associated with these notes. Refer to Note 9 for details.
(6)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(7)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022. Refer to Note 10 for details.
(8)On April 29, 2022, we sold our Independence HUB Platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues from services and fees to Poseidon(1)	$3,854	$3,193	$10,952	$10,221
Revenues from product sales to ANSAC	109,046	61,651	294,556	200,935
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services from Poseidon(1)	268	242	777	720
Charges for services from ANSAC	2,596	400	5,781	1,097
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2022 include $2.4 million and $7.3 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and nine months ended September 30, 2021 include $2.4 million and $7.1 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2022 and December 31, 2021, Poseidon owed us $2.0 million and $2.4 million, respectively, for services rendered.

ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (“ANSAC”), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Members sell products to ANSAC to satisfy ANSAC’s sales commitments to its customers. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent and certain other costs. Those transactions do not necessarily represent arm’s length transactions and may not represent all costs we would otherwise incur if we operated our Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport.
ANSAC is considered a variable interest entity because we experience certain risks and rewards from our relationship with them. As we do not exercise control over ANSAC and are not considered its primary beneficiary, we do not consolidate ANSAC. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of September 30, 2022, such amount is not material to us.
Net Sales to ANSAC were $109.0 million and $294.6 million, respectively, during the three and nine months ended September 30, 2022, and were $61.7 million and $200.9 million, respectively, during the three and nine months ended September 30, 2021. The costs charged to us by ANSAC, included in sodium minerals and sulfur services operating costs, were $2.6 million and $5.8 million, respectively, during the three and nine months ended September 30, 2022, and were $0.4 million and $1.1 million, respectively, during the three and nine months ended September 30, 2021.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Receivables from and payables to ANSAC as of September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
Accounts receivable - trade, net:
ANSAC	$103,582	$64,799
Accounts payable - trade:
ANSAC	$2,596	$116
14. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2022	2021
(Increase) decrease in:
Accounts receivable	$(170,635)	$15,487
Inventories	(12,677)	11,108
Deferred charges	47,191	20,362
Other current assets	(4,717)	(10,335)
Increase (decrease) in:
Accounts payable	109,687	(50,361)
Accrued liabilities	(17,425)	20,196
Net changes in components of operating assets and liabilities	$(48,576)	$6,457
Payments of interest and commitment fees were $189.2 million and $154.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in interest payments during 2022 is primarily related to the timing of interest payments on our senior unsecured notes, specifically our 2027 Notes, as we made an interest payment in January and July during 2022. The first interest payment made on our 2027 Notes was in July 2021.
We capitalized interest of $11.2 million and $2.3 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in capitalized interest is due to our growth capital expenditures associated with our GOP (Note 10) and our offshore growth capital projects.
At September 30, 2022 and September 30, 2021, we had incurred liabilities for fixed and intangible asset additions totaling $67.6 million and $44.9 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of September 30, 2022 primarily relate to the capital expenditures associated with our GOP (Note 10) and offshore growth capital projects.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
At September 30, 2022, we had the following outstanding commodity derivative commodity contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	104	—
Weighted average contract price per Bbl	$88.81	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	102	96
Weighted average contract price per Bbl	$85.02	$84.56
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	367
Weighted average price differential per MMBtu	$—	$(0.30)
Natural gas futures:
Contract volumes (10,000 MMBtu)	66	433
Weighted average contract price per MMBtu	$7.50	$5.26
Petroleum products (#6 fuel oil) futures:
Contract volumes (1,000 Bbls)	120	70
Weighted average contract price per Bbl	$61.81	$60.99
Natural gas options:
Contract volumes (10,000 MMBtu)	109	20
Weighted average premium received/paid	$0.59	$0.07
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
The following tables reflect the estimated fair value position of our derivatives at September 30, 2022 and December 31, 2021:
Fair Value of Derivative Assets and Liabilities

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2022	December 31, 2021
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	221	1,867
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$3,688	$310
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,622)	(310)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$2,066	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,599	$49
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(557)	(49)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$1,042	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election(2)	Other long-term liabilities	—	(83,210)
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	(808)	(608)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(1,622)	$(2,380)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,622	2,380
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(557)	$(209)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	557	209
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.
(2)Refer to Note 10, Note 16 and below for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with our cash margin balance.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of September 30, 2022, we had a net broker receivable of approximately $5.8 million (consisting of initial margin of $5.3 million increased by $0.5 million variation margin).  As of December 31, 2021, we had a net broker receivable of

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $2.9 million (consisting of initial margin of $2.1 million increased by $0.8 million of variation margin).  At September 30, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the distribution amount (a “Rate Reset Election”) to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income (expense)” in our Unaudited Condensed Consolidated Statement of Operations.
On the election date, the holders of the Class A Convertible Preferred Units elected to reset the rate to 11.24%, the sum of the three-month LIBOR of 3.74% plus 750 basis points. The fair value of this embedded derivative at the time of election was a liability of $101.8 million. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date. See Note 10 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$2,085	$(285)	$1,549	$(7,745)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Sodium minerals and sulfur services operating costs	7,138	(171)	15,418	(5,871)
Total commodity derivatives		$9,223	$(456)	$16,967	$(13,616)

Natural Gas Swap	Sodium minerals and sulfur services operating costs	$(489)	$(55)	$(2,181)	$(92)

Preferred Distribution Rate Reset Election	Other income (expense)	$(24,977)	$1,740	$(18,584)	$(31,042)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$5,287	$221	$—	$359	$1,867	$—
Liabilities	$(2,179)	$(808)	$—	$(2,589)	$(608)	$—
Preferred Distribution Rate Reset Election	$—	$—	$—	$—	$—	$(83,210)

Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2021	$(83,210)
Net loss for the period included in earnings	(18,584)
Reclassification to Mezzanine Equity	101,794
Balance as of September 30, 2022	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2022.
The fair value of the embedded derivative feature is based on a valuation model that estimates the fair value of our Class A Convertible Preferred Units with and without a Rate Reset Election. This model contains inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for relevant changes associated with the industry’s credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involve management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at September 29, 2022, which represents the final valuation date of the embedded derivative due to the Rate Reset Election. Due primarily to the election of the rate reset increasing the annual distribution rate from 8.75% to 11.24%, we recorded an unrealized loss of $25.0 million and $18.6 million for the three and nine months ended September 30, 2022, respectively. Due to an increase in our discount yield compared to the preceding quarter, we recorded an unrealized gain of $1.7 million for the three months ended September 30, 2021; however, an overall decrease in our discount yield compared to December 31, 2020 resulted in an unrealized loss of $31.0 million for the nine months ended September 30, 2021. These effects are all recorded within “Other income (expense)” on the Unaudited Condensed Consolidated Statements of Operations.
See Note 15 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2022 our senior unsecured notes had a carrying value of approximately $2.9 billion and a fair value of approximately $2.6 billion compared to a carrying value and fair value of approximately $3.0 billion at December 31, 2021. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $3.4 million during the three months ended September 30, 2022 (the “2022 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $20.9 million during the three months ended September 30, 2021 (the “2021 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2022 Quarter was impacted primarily by: (i) an increase in our Segment Margin of $42.3 million (see “Results of Operations” below for additional details on the results of our operating segments); (ii) a decrease in income attributable to our redeemable noncontrolling interests by $7.1 million as the associated Alkali Holdings preferred units were redeemed during the second quarter of 2022; (iii) cancellation of debt income recognized during the 2022 Quarter of $3.9 million associated with the open market repurchase and extinguishment of certain of our senior unsecured notes recorded within “Other income (expense)”; and (iv) an increase in equity in earnings of equity investees of $2.9 million primarily due to increased volumes on our 64% owned Poseidon oil pipeline, which is our most significant equity method investment.
These increases were partially offset by (i) an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $25.0 million in the 2022 Quarter compared to an unrealized (non-cash) gain of $1.7 million during the 2021 Quarter recorded within “Other income (expense)”, and (ii) an increase in depreciation, depletion, and amortization expense of $6.8 million (see “Results of Operations” below for additional details.)
Cash flow from operating activities was $94.3 million for the 2022 Quarter compared to $54.2 million for the 2021 Quarter. The increase in cash flow from operating activities is primarily attributable to the increase in our Segment Margin. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $92.6 million for the 2022 Quarter, an increase of $44.4 million, or 92%, from the 2021 Quarter primarily as a result of our increase in Segment Margin discussed in more detail below. See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $196.2 million for the 2022 Quarter, an increase of $42.3 million, or 28%, from the 2021 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
See “Non-GAAP Financial Measures” below for additional information on Available Cash before Reserves and Segment Margin.
Distribution to Unitholders
On August 12, 2022, we paid a distribution of $0.15 per unit related to the second quarter of 2022.
In October 2022, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2022 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 14, 2022 to unitholders of record at the close of business on October 31, 2022.

Covid-19, Ukraine War and Market Update
Since March 2020, and throughout the last two years, global markets and commodity prices have been extremely volatile due to the impacts from the Covid-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic, the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future. This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the Covid-19 pandemic, the war in Ukraine, the result of any economic recession or depression that has occurred or may occur in the future as a result or as it relates to changes in governmental policies aimed at addressing inflation which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of Covid-19 and the war in Ukraine are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources”.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2022 Quarter increased $202.4 million, or 39%, from the 2021 Quarter and our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations increased $161.8 million, or 33%, between the two periods. The increase in our operating income during the 2022 Quarter is primarily driven by higher export pricing and volumes and corresponding revenues in our Alkali Business, which is included within our sodium mineral and sulfur services segment, higher volumes and revenues in our offshore pipeline transportation segment, and increased utilization and day rates in our marine transportation segment (see further discussion below on our individual operating segments). These increases are partially offset by higher depreciation, depletion, and amortization expense and general and administrative costs during the 2022 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion).
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $93.06 per barrel in the 2022 Quarter, as compared to $70.56 per barrel in the 2021 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil, natural gas and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when commodity prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when commodity prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products into a global market to an industry-diverse and worldwide customer base. Our selling prices are primarily driven by global supply and demand and are contracted at various times throughout the year and for different durations. Our selling prices for volumes sold internationally and through ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand and economic growth. Positive or negative changes to our revenue, through fluctuations in sales volumes or selling prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations may have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, of which some are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2022 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2021 Quarter due to favorable ANSAC pricing on our export tons and an increase in volumes. For additional information, see our segment-by-segment analysis below.
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
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Offshore pipeline transportation	$91,402	$76,045	$281,286	$243,420
Sodium minerals and sulfur services	80,067	39,649	219,143	121,563
Onshore facilities and transportation	9,442	29,145	27,496	72,512
Marine transportation	15,279	9,023	44,989	24,600
Total Segment Margin	$196,190	$153,862	$572,914	$462,095

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

A reconciliation of Net Income (Loss) Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss) Attributable to Genesis Energy, L.P.	$3,385	$(20,899)	$33,482	$(96,805)
Corporate general and administrative expenses	18,132	14,878	54,958	38,389
Depreciation, depletion, amortization and accretion	76,301	69,665	225,526	208,346
Interest expense	57,710	59,940	168,773	176,938
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	5,247	7,142	15,981	23,690
Other non-cash items(2)	24,636	(2,526)	12,157	30,601
Distributions from unrestricted subsidiaries not included in income(3)	—	17,500	32,000	52,500
Change in provision for leased items no longer in use	(68)	—	(599)	598
Differences in timing of cash receipts for certain contractual arrangements(4)	13,775	657	38,482	7,402
Cancellation of debt income(5)	(3,881)	—	(8,618)	—
Loss on debt extinguishment(6)	293	—	794	1,627
Redeemable noncontrolling interest redemption value adjustments(7)	—	7,082	30,443	17,639
Gain on sale of asset, net to our ownership interest(8)	—	—	(32,000)	—
Income tax expense	660	423	1,535	1,170
Total Segment Margin	$196,190	$153,862	$572,914	$462,095
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2022 include unrealized losses of $25.0 million and $18.6 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The three and nine months ended September 30, 2021 include an unrealized gain of $1.7 million and an unrealized loss of $31.0 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The nine months ended September 30, 2022 include $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. The three and nine months ended September 30, 2021 include $17.5 million and $52.5 million, respectively, in cash receipts not included in income associated with principal repayments on our previously owned NEJD pipeline. We received the final principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our credit agreement.
(4)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(5)The three and nine months ended September 30, 2022 include income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $3.9 million and $8.6 million, respectively.
(6)The three and nine months ended September 30, 2022 include the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period. The nine months ended September 30, 2021 include the transaction costs associated with redemption of our 2023 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(7)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature as the associated Alkali Holdings preferred units were redeemed during the second quarter of 2022.
(8)On April 29, 2022, we sold our Independence HUB platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$79,638	$68,342	$216,562	$201,157
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,141	8,878	35,649	29,842
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(19,860)	(18,218)	(57,383)	(55,552)
Distributions from unrestricted subsidiaries(1)	—	—	32,000	—
Distributions from equity investments(2)	18,483	17,043	54,458	67,973
Offshore pipeline transportation Segment Margin	$91,402	$76,045	$281,286	$243,420

Volumetric Data 100% basis:
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS	197,583	211,809	198,067	178,083
Poseidon	282,583	208,593	262,222	270,641
Odyssey	88,112	94,171	95,160	119,100
GOPL(3)	7,578	7,169	7,047	7,532
Total crude oil offshore pipelines	575,856	521,742	562,496	575,356

Natural gas transportation volumes (MMBtus/day)	358,618	317,025	338,598	329,908

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average barrels/day unless otherwise noted):
CHOPS(5)	126,453	211,809	126,763	178,083
Poseidon	180,853	133,500	167,822	173,210
Odyssey	25,552	27,310	27,596	34,539
GOPL(3)	7,578	7,169	7,047	7,532
Total crude oil offshore pipelines	340,436	379,788	329,228	393,364

Natural gas transportation volumes (MMBtus/day)	114,671	100,418	108,673	103,863
(1)Offshore pipeline transportation Segment Margin for the nine months ended September 30, 2022 includes distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32.0 million associated with the sale of our 80% owned platform asset.
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
(5)On November 17, 2021, we divested a 36% minority interest in our CHOPS pipeline. The volumes for the three and nine months ended September 30, 2022 represent our 64% net ownership and the volumes presented for the three and nine months ended September 30, 2021 represent our 100% ownership during that period.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Offshore pipeline transportation Segment Margin for the 2022 Quarter increased $15.4 million, or 20%, from the 2021 Quarter due to increased crude oil and natural gas volumes (on a 100% basis) and associated revenues during the 2022 Quarter primarily as a result of first oil being achieved on April 12, 2022 at the King’s Quay floating production system. The King’s Quay floating production system, which is supporting the Khaleesi, Mormont and Samurai field developments, is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. During the 2022 Quarter, the volumes at King’s Quay increased significantly from the second quarter of 2022 as the operator continued to bring additional wells online and ramp up activity. In addition to this, we have contractual minimum volume commitments (“MVCs”) that began in 2022 associated with the Argos floating production system (which supports the Mad Dog 2 development) that are included in our reported Segment Margin during the 2022 Quarter. Argos is anticipated to have first oil in the coming months. Lastly, the 2021 Quarter had more downtime compared to the 2022 Quarter as a result of Hurricane Ida. These increases more than offset the effects to reported Segment Margin from our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Offshore pipeline transportation Segment Margin for the first nine months of 2022 increased $37.9 million, or 16%, from the first nine months of 2021 primarily due to: (i) distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32 million for the sale of our 80% owned platform asset, and (ii) increased crude oil and natural gas activity, primarily from first oil achievement at King’s Quay on April 12, 2022 succeeded by a ramp up in production throughout the 2022 Quarter, as well as our MVCs associated with Argos recognized during the period. These increases were partially offset by an increased level of operational downtime during 2022, specifically in the first quarter, that was primarily a result of unplanned operational maintenance associated with one of our lateral pipelines that also impacted volumes on our main pipeline downstream of it, which was remedied in the first quarter of 2022, and incremental producer downtime. Lastly, the 2022 period was impacted, relative to the 2021 period, by our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.

Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Volumes sold:
NaHS volumes (Dry short tons “DST”)	29,441	27,873	97,243	84,727
Soda Ash volumes (short tons sold)	776,284	686,851	2,293,213	2,221,803
NaOH (caustic soda) volumes (DST)	23,186	22,456	65,983	63,842

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$42,821	$32,631	$136,633	$92,901
NaOH (caustic soda) revenues	19,774	11,572	50,451	29,778
Revenues associated with Alkali Business	228,414	167,789	651,105	508,892
Other revenues	2,263	1,402	6,716	3,225
Total external segment revenues, excluding non-cash revenues(1)	$293,272	$213,394	$844,905	$634,796

Segment Margin (in thousands)	$80,067	$39,649	$219,143	$121,563

Average index price for NaOH per DST(2)	$1,177	$825	$1,075	$743
(1)Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2)Source: IHS Chemical.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Sodium minerals and sulfur services Segment Margin for the 2022 Quarter increased $40.4 million, or 102%, from the 2021 Quarter primarily due to higher export pricing and increased volumes in our Alkali Business as well as increased volumes and pricing in our refinery services business. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued use of soda ash in the production of everyday end use products and in products such as solar panels and lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand improvement, combined with flat or even slightly declining supply of soda ash in the near term, has continued to tighten the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during the 2022 Quarter. We expect to continue to see this favorable price environment for the remainder of 2022. To take advantage of the existing market conditions, we made the decision and are still on schedule to re-start our original Granger production facility and its roughly 500,000 tons of annual production in the first quarter of 2023 in advance of the completion of the Granger Optimization Project (“GOP”), which represents an incremental 750,000 tons of annual production, and is expected to have first production in the third quarter of 2023. In our refinery services business, we had an increase in NaHS sales volumes in the 2022 Quarter due to an increase in demand from our mining customers, primarily in South America, as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition. Additionally, during the 2022 Quarter, we were able to continue benefiting from favorable index pricing. Lastly, our largest host refinery began its scheduled major turnaround during the 2022 Quarter. As a result, we made the decision to simultaneously take an extended outage at our sulfur removal unit to conduct a variety of scheduled and long-term maintenance items during this period. While we did not see any impact to Segment Margin in the 2022 Quarter, due to our ability to build inventory to a level adequate to meet our customer demands prior to the start of the turnaround, we do expect a temporary reduction in supply during the fourth quarter of 2022 as our host refinery works back up to normal operations as well as an increase in our costs due to our internal maintenance.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Sodium minerals and sulfur services Segment Margin for the first nine months of 2022 increased $97.6 million, or 80%, from the first nine months of 2021 primarily due to higher export pricing and sales volumes in our Alkali business and increased volumes and pricing in our refinery services business. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued application of soda ash in everyday end use products and in products such as solar panels and lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand, combined with flat or even slightly declining supply of soda ash in the near term, has tightened the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during 2022. In our refinery services business, we had an increase in NaHS sales volumes and the corresponding pricing of these sales volumes in 2022 due to an increase in demand from our mining customers as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition.
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$230,564	$152,804	$678,985	$467,514
Crude oil pipeline tariffs and revenues	8,984	8,003	24,343	26,880
Distributions from unrestricted subsidiaries not included in income(1)	—	17,500	—	52,500
Crude oil and petroleum products costs, excluding unrealized gains and losses from derivative transactions	(214,004)	(128,804)	(631,720)	(415,171)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(17,104)	(15,459)	(49,446)	(46,156)
Other	1,002	(4,899)	5,334	(13,055)
Segment Margin	$9,442	$29,145	$27,496	$72,512

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas(2)	113,962	64,027	92,508	60,561
Jay	5,481	7,694	6,348	8,133
Mississippi	5,800	5,088	5,926	5,171
Louisiana(3)	40,171	38,454	41,024	49,305
Onshore crude oil pipelines total	165,414	115,263	145,806	123,170

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	25,613	20,878	23,860	24,292
Rail unload volumes	15,130	3,001	14,485	15,466
(1)The three and nine months ended September 30, 2021 includes total cash payments received of $17.5 million and $52.5 million, respectively, not included in income from the NEJD pipeline. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit agreement.
(2)Our Texas pipeline and infrastructure is a destination point for many pipeline systems in the Gulf of Mexico, including the CHOPS pipeline. Volumes during the three and nine months ended September 30, 2021 were impacted as a result of the CHOPS pipeline being out of service from August 26, 2020 to February 4, 2021.
(3)Total daily volume for the three and nine months ended September 30, 2022 includes 23,265 and 27,131 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines. Total daily volume for the three and nine months ended September 30, 2021 includes 37,273 and 34,041 barrels per day, respectively, of intermediate refined products associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Onshore facilities and transportation Segment Margin for the 2022 Quarter decreased $19.7 million, or 68%, from the 2021 Quarter. This decrease is primarily due to the 2021 Quarter including cash receipts of $17.5 million associated with our previously owned NEJD pipeline. The last principal payment associated with our previously owned NEJD pipeline was received in the fourth quarter of 2021. Additionally, the 2021 Quarter included the effects of and benefited from a one-time contractual billing of approximately $10 million. This decrease was partially offset by higher rail unload, terminal, and pipeline volumes associated with our assets in the Baton Rouge corridor as well as increased volumes on our Texas pipeline. Our increase in rail volumes was a result of our main customer sourcing volumes to replace international volumes that were impacted by certain geopolitical events through August 2022, which are not expected to continue in the fourth quarter of 2022. Our Texas pipeline had increased activity during the 2022 Quarter as it is a key destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Onshore facilities and transportation Segment Margin for the first nine months of 2022 decreased $45.0 million, or 62%, primarily due to the first nine months of 2021 including cash receipts of $52.5 million associated with our previously owned NEJD pipeline. This decrease was partially offset by higher contributions to Segment Margin from our pipeline, rail, and terminal assets in the Baton Rouge corridor. While the volumes were lower on our Baton Rouge corridor assets during the first nine months of 2022 compared to the first nine months of 2021, our main customer utilized prepaid transportation credits during the period in 2021, which were fully utilized by the end of 2021. Additionally, we had higher volumes on our Texas pipeline during 2022, which is a destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (in thousands):
Inland freight revenues	$27,758	$18,006	$74,990	$53,752
Offshore freight revenues	20,878	19,182	63,769	50,212
Other rebill revenues(1)	29,159	11,528	71,130	32,709
Total segment revenues	$77,795	$48,716	$209,889	$136,673

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$62,516	$39,693	$164,900	$112,073

Segment Margin (in thousands)	$15,279	$9,023	$44,989	$24,600

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	79.9%	97.3%	77.7%
Offshore Barge Utilization	94.0%	93.5%	96.1%	95.2%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Marine transportation Segment Margin for the 2022 Quarter increased $6.3 million, or 69%, from the 2021 Quarter. This increase is primarily attributable to higher utilization and day rates in our inland business and higher day rates in our offshore business, including the M/T American Phoenix (while it was on hire), during the 2022 Quarter. We have continued to see an increase in demand and utilization of our vessels due to increased refinery utilization and the increased need for movements from the Gulf Coast to the East Coast for certain products. While we have continued to see increases in our day rates from both the 2021 Quarter and sequentially from the second quarter of 2022, we have continued to enter into short term contracts (less than a year) in the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows. These increases were partially offset by the contribution to our reported Segment Margin from the M/T American Phoenix, as it was in its planned mandatory regulatory dry-dock from July 21, 2022 to September 16, 2022, at which time it went back on hire and is under contract for the remainder of 2022 with an investment grade customer at a more favorable rate than 2021 and the first eight months of 2022. We also recently entered into a longer-term contract with another investment grade company starting in January 2023 at an even slightly higher rate than its current charter.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Marine transportation Segment Margin for the first nine months of 2022 increased $20.4 million, or 83%, from the first nine months of 2021. This increase is primarily attributable to higher utilization and day rates in our inland business and higher day rates in our offshore business, including the M/T American Phoenix, during 2022. While we have continued to see increases in our day rates from 2021 and throughout 2022, we have continued to enter into short term contracts (less than a year) in the inland and offshore markets because we believe the day rates currently being offered by the market have yet to fully recover from their cyclical lows. These increases were partially offset by the M/T American Phoenix, as it went into her planned mandatory regulatory dry-dock from July 21, 2022 through September 16, 2022 at which time it went back on hire and under contact for the remainder of 2022 with an investment grade customer at a more favorable rate than its current charter.

Other Costs, Interest and Income Taxes
    General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$13,104	$11,646	$38,060	$31,435
Segment	904	1,079	2,758	3,166
Long-term incentive compensation expense	2,091	743	5,126	2,705
Third party costs related to business development activities and growth projects	939	903	6,881	1,638
Total general and administrative expenses	$17,038	$14,371	$52,825	$38,944
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Total general and administrative expenses for the 2022 Quarter increased by $2.7 million from the 2021 Quarter primarily due to higher corporate general and administrative costs and long-term incentive compensation expense as a result of the assumptions used to value our outstanding awards.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Total general and administrative expenses for the first nine months of 2022 increased by $13.9 million from the first nine months of 2021 primarily due to higher third party costs related to business development activities and growth projects as a result of the issuance of our Alkali senior secured notes and related sale of the ORRI Interests. We also incurred third party costs in the first nine months of 2022 associated with the divestiture of our previously owned Independence Hub platform. Additionally, we had increased corporate general and administrative expenses and long-term incentive compensation expense during the first nine months of 2022.
Depreciation, depletion and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and depletion expense	$71,224	$64,441	$208,941	$192,907
Amortization expense	2,722	2,707	8,184	8,068
Total depreciation, depletion and amortization expense	$73,946	$67,148	$217,125	$200,975
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Total depreciation, depletion and amortization expense for the 2022 Quarter increased by $6.8 million from the 2021 Quarter. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the 2021 Quarter.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Total depreciation, depletion and amortization expense for the first nine months of 2022 increased by $16.2 million from the first nine months of 2021. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to September 30, 2021.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$3,008	$5,494	$6,635	$18,737
Interest expense, Alkali senior secured notes	6,352	—	9,457	—
Interest expense, senior unsecured notes	51,476	53,079	157,535	153,273
Amortization of debt issuance costs, premium and discount	2,166	2,276	6,317	7,246
Capitalized interest	(5,292)	(909)	(11,171)	(2,318)
Interest expense, net	$57,710	$59,940	$168,773	$176,938
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Net interest expense for the 2022 Quarter decreased by $2.2 million primarily due to lower interest on our senior secured credit facility and higher capitalized interest. The decrease in interest expense associated with our senior secured credit facility is primarily due to a lower outstanding balance throughout the 2022 Quarter as a result of: (i) the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021; and (ii) the proceeds we received from the issuance of our Alkali senior secured notes in May 2022 in excess of the funds used to redeem our Alkali Holdings preferred units, all of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during the 2022 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
This decrease was offset by increased interest expense associated with our Alkali senior secured notes due 2042 that were issued during May 2022, which bears interest at 5.875%.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Net interest expense for the first nine months of 2022 decreased by $8.2 million primarily due to lower interest on our senior secured credit facility. The decrease in interest expense associated with our senior secured credit facility is primarily due to a lower outstanding balance throughout the 2022 Quarter as a result of: (i) the proceeds we received from the additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021; (ii) the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021; and (iii) the proceeds we received from the issuance of our Alkali senior secured notes in May 2022 in excess of the funds used to redeem our Alkali Holdings preferred units, all of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during the 2022 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
This decrease was offset by increased interest expense associated with our senior unsecured notes as a result of our additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021, which bears interest at 8% and the issuance of our Alkali senior secured notes due 2042 on May 17, 2022, which bears interest at 5.875%.
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
On May 17, 2022, Genesis Energy, L.P., through its newly created indirect unrestricted subsidiary, GA ORRI, issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 to certain institutional investors, secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Company’s Alkali Business trona mineral leases. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We make quarterly interest payments on our Alkali senior secured notes until March 2024, at which time we begin making quarterly principal and interest payments through the maturity date. We used a portion of net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units and utilized the remainder to repay a portion of the outstanding borrowings under our Revolving Loan. The redemption of our Alkali Holdings preferred units, which carried an implied interest rate of 12-13%, and the issuance of our Alkali senior secured notes with a coupon rate of 5.875%, has allowed us to simplify our capital structure and lower our cost of capital, provide us additional flexibility under our Revolving Loan, and remove any risk of refinancing our Alkali Holdings preferred units that were initially due in 2026.
The successful completion of our credit agreement (including its extended maturity and leverage flexibility), the refinancing of our previously held 2023 Notes and the sale of a minority interest in CHOPS has resulted in no scheduled maturities of long-term debt until 2024 and has provided us a significant amount of available borrowing capacity under our Revolving Loan, subject to compliance with the covenants in our credit agreement, to, amongst other things, utilize for funding the remaining growth capital expenditures associated with the Granger expansion and our offshore growth projects discussed in further detail below. On April 29, 2022, we also received $40 million, or $32 million net to our ownership interests, for the sale of our 80% owned Independence Hub platform which allowed us to further increase our borrowing capacity. The available borrowing capacity under our Revolving Loan at September 30, 2022 is $525.3 million.
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

At September 30, 2022, our long-term debt totaled approximately $3.4 billion, consisting of $120.2 million outstanding under our senior secured credit facility (including $11.3 million borrowed under the inventory sublimit tranche), $2.9 billion of senior unsecured notes, net and $402.3 million of Alkali senior secured notes, net, which are secured by the ORRI Interests. Our senior unsecured notes, net balance is comprised of $339.7 million carrying amount due June 2024, $531.3 million carrying amount due October 2025, $336.6 million carrying amount due May 2026, $975.9 million carrying value due January 2027 and $671.4 million carrying amount due February 2028. We remain focused on continuing to reduce our leverage.
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
The storage of our inventory of crude oil, petroleum products and alkali products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products (or pay for extraction and processing activities in the case of alkali products), we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil or petroleum products (or extraction/processing of alkali products), utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil, petroleum products or alkali products. Additionally, we may be required to deposit margin funds associated with exchange-traded commodity derivative contracts when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities for 2022 and 2021.
Net cash flows provided by our operating activities for the nine months ended September 30, 2022 were $252.6 million compared to $242.4 million for the nine months ended September 30, 2021. The increase in cash flows from operating activities is primarily attributable to our reported increase in Segment Margin partially offset by changes in working capital between the two periods primarily due to higher interest payments and changes in our inventory positions during 2022 compared to 2021. See Note 14 in our Unaudited Condensed Consolidated Financial Statements for information regarding the timing of our interest payments.

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

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,127	$8,166
Sodium minerals and sulfur services assets	49,965	30,458
Marine transportation assets	28,704	29,757
Onshore facilities and transportation assets	1,715	4,382
Information technology systems and corporate assets	5,012	293
Total maintenance capital expenditures	90,523	73,056
Growth capital expenditures:
Offshore pipeline transportation assets	157,785	26,473
Sodium minerals and sulfur services assets	64,733	127,723
Onshore facilities and transportation assets	—	133
Information technology systems and corporate assets	6,960	6,338
Total growth capital expenditures	229,478	160,667
Total capital expenditures for fixed and intangible assets	320,001	233,723
Capital expenditures related to equity investees	5,441	129
Total capital expenditures	$325,442	$233,852
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long-term growth strategy that may require significant capital.
Growth Capital Expenditures
On September 23, 2019, we announced the GOP along with the issuance of the Alkali Holdings preferred units, which were anticipated to fund up to the total estimated cost of the GOP. The anticipated completion date of the project is the third quarter of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP internally in lieu of issuing additional Alkali Holdings preferred units.
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

We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our Revolving Loan and our recurring cash flows generated from operations, which we anticipate to increase throughout 2022 and into 2023 as a result of increased offshore volumes from King’s Quay and Argos, favorable export pricing in our Alkali Business, and the restart of our original and expanded Granger facility in 2023.
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
Distributions to Unitholders
On August 12, 2022, we paid a distribution of $0.15 per unit related to the second quarter of 2022. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.7374 per preferred unit (or $2.9496 on an annualized basis) for each preferred unit held of record. These distributions were paid on August 12, 2022 to unitholders holders of record at the close of business July 29, 2022.
On October 10, 2022, we announced the distribution of $0.15 per common unit totaling $18.4 million with respect to the 2022 Quarter and a distribution of $0.7374 per Class A Convertible Preferred Unit (or $2.9496 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 14, 2022 to unitholders of record at the close of business on October 31, 2022. As a result of the one-time Rate Reset Election made by the holders of the Class A Convertible Preferred Units, the annual distribution rate for the Class A Convertible Preferred Units increased from 8.75% to 11.24%, applicable for future quarterly distributions declared and payable, beginning with the quarter ended December 31, 2022. Information on our recent distribution history and discussion regarding the annual distribution rate reset of our Class A Convertible Preferred Units is included in Note 10 to our Unaudited Condensed Consolidated Financial Statements.
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

On May 17, 2022, we entered into our credit agreement amendment, which designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under our credit agreement. In addition, the credit agreement amendment re-designated Genesis Alkali Holdings Company LLC, Genesis Alkali Holdings, LLC, Genesis Alkali, LLC and Genesis Alkali Wyoming, LP (the subsidiary entities that own our Alkali Business, other than the ORRI Interests) as restricted entities and guarantors of our credit agreement. On May 17, 2022, we designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries and reclassified the entities that originally held our Alkali Business as restricted subsidiaries under the indentures governing our senior unsecured notes. The Alkali Business was historically presented as non-guarantor subsidiaries and because of such designation are now presented as guarantor subsidiaries. The changes made did not impact the Company’s previously reported consolidated net operating results, financial position, or cash flows.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
September 30, 2022
ASSETS:
Current assets	$675,087
Fixed assets and mineral leaseholds, net	3,631,055
Non-current assets	874,911

LIABILITIES AND CAPITAL:(1)
Current liabilities	613,573
Non-current liabilities	3,540,840
Class A Convertible Preferred Units	891,909

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Nine Months Ended September 30, 2022
Revenues	$1,970,301
Operating costs	1,835,180
Operating income	135,121
Income before income taxes	5,409
Net income(1)	3,898
Less: Accumulated distributions to Class A Convertible Preferred Units	(56,052)
Net loss attributable to common unitholders	(52,154)
(1)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
Excluded from non-current assets in the table above is $13.9 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries as of September 30, 2022.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$3,385	$(20,899)
Income tax expense	660	423
Depreciation, depletion, amortization and accretion	76,301	69,665
Plus (minus) Select Items, net	45,583	24,309
Maintenance capital utilized(1)	(14,400)	(13,500)
Cash tax expense	(250)	(195)
Distributions to preferred unitholders	(18,684)	(18,684)
Redeemable noncontrolling interest redemption value adjustments(2)	—	7,082
Available Cash before Reserves	$92,595	$48,201
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2022 Quarter and 2021 Quarter were $44.3 million and $23.1 million, respectively.
(2)The 2021 Quarter includes PIK distributions and accretion on the redemption feature. The associated Alkali Holdings preferred units were fully redeemed during the second quarter of 2022.
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

		Three Months Ended September 30,
		2022	2021
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$13,775	$657
	Distribution from unrestricted subsidiaries not included in income(2)	—	17,500
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	26,295	(1,708)
	Loss on debt extinguishment	293	—
	Adjustment regarding equity investees(4)	5,247	7,142
	Other	(1,659)	(818)
	Sub-total Select Items, net	43,951	22,773
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	939	903
	Other	693	633
	Total Select Items, net(5)	$45,583	$24,309

(1)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)The 2021 Quarter includes $17.5 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. We received the last principal payment associated with our previously owned NEJD pipeline in the fourth quarter of 2021. Genesis NEJD Pipeline, LLC is defined as an unrestricted subsidiary under our senior secured credit facility.
(3)The 2022 Quarter includes an unrealized loss of $25.0 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. The 2021 Quarter includes an unrealized gain of $1.7 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(4)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

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
•changes in global economic conditions, including capital and credit markets conditions, inflation and interest rates, including the result of any economic recession or depression that has occurred or may occur in the future;
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As described in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, management identified a material weakness in our internal control over financial reporting during the quarter ended June 30, 2022. The Company implemented measures in an effort to remediate the material weakness and enhance the Company’s accounting and review processes during the three months ended September 30, 2022, which included the following actions: (i) implementing additional review procedures; and (ii) participating in various continuing education courses associated with the review of revenue contracts.
Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and believe it is appropriate to continue monitoring the effectiveness of the Company’s implemented remediation efforts before making a final determination that our disclosure controls and procedures are effective. As such, as a result of the material weakness discovered during the second quarter 2022 and the Company’s ongoing monitoring of the implemented remediation, management has assessed that our disclosure controls and procedures are not effective in ensuring that material information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to them and our management to allow timely decisions regarding required disclosures. The material weakness did not, however, result in a misstatement to the reported consolidated financial statements, and notwithstanding the material weakness, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP. Management expects to conclude that the material weakness described above is fully remediated by the end of this fiscal year.
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-12295)
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	October 27, 2022	By:	/s/ ROBERT V. DEERE
Robert V. Deere
Chief Financial Officer
(Duly Authorized Officer)